Form 10-Q
period 2011-03-31
Global Eagle Acquisition Corp.
filed 2011-06-27
CIK 1512077

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-35176

GLOBAL EAGLE ACQUISITION CORP.
(Exact name of registrant as specified in its charter)

Delaware	27-4757800
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

10900 Wilshire Blvd. Suite 1500, Los Angeles, California 90024
(310) 209-7280
(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☐ No ☑

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☑ No ☐

As of June 24, 2011, the registrant had 23,410,183 shares of its common stock, par value $0.0001 per share, outstanding.

GLOBAL EAGLE ACQUISITION CORP.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GLOBAL EAGLE ACQUISITION CORP.
(A Corporation in the Development Stage)
Condensed Balance Sheet (unaudited)

March 31, 2011
Assets:
Current assets:
Cash	$12,233
Non-current assets:
Deferred offering costs	194,322
Total assets	206,555

Liabilities and Stockholders’ Equity:
Current liabilities:
Note payable to stockholder	75,000
Accrued offering costs	106,672
Accrued expenses – other	10,000
Total current liabilities	191,672

Stockholders’ equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—
Common stock, $0.0001 par value; 100,000,000 shares authorized; 4,417,683 shares issued and outstanding at March 31, 2011	442
Additional paid-in capital	24,558
Deficit accumulated during the development stage	(10,117)
Total stockholders’ equity, net	14,883
Total liabilities and stockholders’ equity	$206,555

The accompanying notes are an integral part of these condensed financial statements.

GLOBAL EAGLE ACQUISITION CORP.
(A Corporation in the Development Stage)
Condensed Statement of Operations (unaudited)
For the period from February 2, 2011 (date of inception) to March 31, 2011

Formation and operating costs	$10,117
Loss before provision for income taxes	(10,117)
Provision for income taxes (Note 7)	—
Net loss applicable to common stockholders	$(10,117)

Weighted average number of common shares outstanding, basic and diluted	4,417,683
,683
Net loss per common share, basic and diluted	$(0.00)

The accompanying notes are an integral part of these condensed financial statements.

GLOBAL EAGLE ACQUISITION CORP.
(A Corporation in the Development Stage)
Condensed Statement of Stockholder’s Equity (unaudited)
For the period from February 2, 2011 (date of inception) to March 31, 2011

	Common Stock		Additional Paid-in	Deficit Accumulated During the Development	Total Stockholders’
	Shares	Amount	Capital	Stage	Equity
Issuance of founder shares to Sponsor at $0.010 per founder share (Note 5)	4,417,683	$442	$24,558	—	$25,000
Net loss	—	—	—	(10,117)	(10,117)
Balances as of March 31, 2011	4,417,683	$442	$24,558	$(10,117)	$14,883

The accompanying notes are an integral part of these condensed financial statements.

GLOBAL EAGLE ACQUISITION CORP.
(A Corporation in the Development Stage)
Condensed Statement of Cash Flows (unaudited)
For the period February 2, 2011 (date of inception) to March 31, 2011

Period from February 2, 2011 (inception) through March 31, 2011
Cash Flows From Operating Activities:
Net loss	$(10,117)
Adjustments to reconcile net loss to net cash used in operating activities:
Accounts payable and other liabilities	10,000
Net cash used in operating activities	(117)
Cash Flows from Financing Activities:
Proceeds from note payable to stockholder	75,000
Proceeds from sale of shares to Sponsor	25,000
Payment of offering costs	(87,650)
Net cash provided by financing activities	12,350
Increase (decrease) in cash	12,233
Cash at beginning of period	—
Cash at end of period	$12,233
Supplemental Disclosure of Non-Cash Financing Activities:
Accrued offering costs	$106,672

The accompanying notes are an integral part of these condensed financial statements.

GLOBAL EAGLE ACQUISITION CORP.
(A Corporation in the Development Stage)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

Note 1. Interim Financial Information

The accompanying unaudited interim financial statements of Global Eagle Acquisition Corp. (the “Company”) should be read in conjunction with the audited financial statements and notes thereto included in the Company’s  Prospectus filed with the Securities and Exchange Commission (the “SEC”) on May 13, 2011.  The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 and Article 10 of Regulation S-X. Accordingly, since they are interim statements, the accompanying financial statements do not include all of the information and notes required by GAAP for a complete financial statement presentation. The financial statements do not include all disclosures required by GAAP. In the opinion of management, the interim financial statements reflect all adjustments consisting of normal, recurring adjustments that are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. Interim results are not necessarily indicative of results for a full year.

Note 2. Organization and Business Operations

Incorporation

The Company was incorporated in Delaware on February 2, 2011.

Sponsor

The company’s sponsor is Global Eagle Acquisition, LLC, a Delaware limited liability company (the “Sponsor”). Members of the Sponsor include Harry E. Sloan, the Company’s Chairman and Chief Executive Officer, Jeff Sagansky, the Company’s President, and James A. Graf, the Company’s Vice President, Chief Financial Officer, Treasurer and Secretary.

Fiscal Year End

The Company has selected December 31 as its fiscal year end.

Business Purpose

The Company was formed to effect a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (a “Business Combination”).

Financing

The Sponsor intends to finance a Business Combination in part with proceeds from a public offering (the “Public Offering” - Note 4), and a private placement (Note 5).

Subsequent to the quarterly period covered by this report, on May 18, 2011, the Company consummated the Public Offering and the private placement and $189,626,500 from the Public Offering and private placement was placed in the Trust Account (discussed below).

Trust Account

The trust account (the “Trust Account”) will be invested in permitted United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), having a maturity of 180 days or less, or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act  which invest only in direct U.S. government treasury obligations.

Except for a portion of interest income earned on the Trust Account balance that may be released to the Company to pay any taxes on such interest and to fund working capital requirements, and any amounts necessary for the Company to purchase up to 50% of the Company’s public shares if the Company seeks stockholder approval of the Business Combination, none of the funds held in the Trust Account will be released until the earlier of: (i) the consummation of the Business Combination; or (ii) the redemption of 100% of the shares of common stock included in the units sold in the Public Offering if the Company is unable to consummate a Business Combination within 21 months from the closing of the Public Offering (subject to the requirements of law).

Business Combination

A Business Combination is subject to the following size, focus and stockholder approval provisions:

Size and Nature of Transaction — The Company’s Business Combination must occur with one or more target businesses that together have a fair market value of at least 80% of the assets held in the Trust Account (excluding the deferred underwriting commissions and taxes payable on the income earned on the Trust Account) at the time of the agreement to enter into the Business Combination. The Company will not complete a Business Combination unless it acquires 50% or more of the outstanding voting securities of a target company or is otherwise not required to register as an investment company under the Investment Company Act.

Focus — The Company’s efforts in identifying prospective target businesses will initially be focused on businesses in the media or entertainment sectors, but the Company may pursue opportunities in other business sectors.

Tender Offer/Stockholder Approval — The Company, after signing a definitive agreement for a Business Combination, will either (i) seek stockholder approval of the Business Combination at a meeting called for such purpose in connection with which stockholders may seek to redeem their shares, regardless of whether they vote for or against the Business Combination, for cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account, including interest but less franchise and income taxes payable, or (ii) provide stockholders with the opportunity to sell their shares to the Company by means of a tender offer (and thereby avoid the need for a stockholder vote) for an amount in cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account, including interest but less franchise and income taxes payable. The decision as to whether the Company will seek stockholder approval of the Business Combination or will allow stockholders to sell their shares in a tender offer will be made by the Company, solely in its discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would otherwise require the Company to seek stockholder approval. If the Company seeks stockholder approval, it will consummate the Business Combination only if a majority of the outstanding shares of common stock voted are voted in favor of the Business Combination. However, in no event will the Company redeem its public shares in an amount that would cause its net tangible assets to be less than $5,000,001. In such case, the Company would not proceed with the redemption of its public shares and the related Business Combination, and instead may search for an alternate Business Combination.

Regardless of whether the Company holds a stockholder vote or a tender offer in connection with a Business Combination, a public stockholder will have the right to redeem their shares for an amount in cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account, including interest but less franchise and income taxes payable upon the closing of the Business Combination. As a result, such shares of common stock will be recorded at conversion/tender value and classified as temporary equity in accordance with Financial Accounting Standards Board, or FASB, ASC Topic 480, “Distinguishing Liabilities from Equity.”

Permitted Purchase of Public Shares — If the Company seeks stockholder approval prior to the Business Combination and does not conduct redemptions pursuant to the tender offer rules, prior to the Business Combination, the Company’s Amended and Restated Certificate of Incorporation will permit the release to the Company from the Trust Account, amounts necessary to purchase up to 50% of the shares sold in the Public Offering. All shares so purchased by the Company will be immediately cancelled.

Liquidation

If the Company does not consummate a Business Combination within 21 months from the closing of the Public Offering, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the common stock sold as part of the units in the Public Offering, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest but net of franchise and income taxes payable (less up to $100,000 of such net interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and subject to the requirement that any refund of income taxes that were paid from the Trust Account which is received after such redemption shall be distributed to the former public stockholders, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

In the event of liquidation, it is likely that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the initial public offering price per share in the Public Offering (assuming no value is attributed to the warrants contained in the units to be offered in the Public Offering discussed in Note 4).

Note 3. Significant Accounting Policies

Basis of Presentation

The accompanying financial statements of the Company are presented  in U.S. dollars in conformity with GAAP and pursuant to the rules and regulations of the SEC.

Development Stage Company

The Company is considered to be in the development stage as defined by FASB ASC 915, “Development Stage Entities,” and is subject to the risks associated with activities of development stage companies. The Company has neither engaged in any operations nor generated any income to date. All activity through the date the financial statements were issued relates to the Company’s formation and the Public Offering. Following such offering the Company will not generate any operating revenues until after completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on the Trust Account after the Public Offering.

Net Loss Per Share

Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss per share by the weighted average number of shares of common stock outstanding, plus to the extent dilutive, the incremental number of shares of common stock to settle warrants held by the Sponsor (see Note 5), as calculated using the treasury stock method. During the period from inception through March 31, 2011, the Company had no contracts to issue common stock. As a result, dilutive loss per common share is equal to basic loss per common share.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Income Taxes

Deferred income taxes are provided for the differences between the bases of assets and liabilities for financial reporting and income tax purposes. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized.

The Company is required to determine whether its tax positions are more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with the relevant taxing authority. De-recognition of a tax benefit previously recognized results in the Company recording a tax liability that reduces ending retained earnings. Based on its analysis, the Company has determined that it has not incurred any liability for unrecognized tax benefits as of March 31, 2011.  The Company's conclusions may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analyses of and changes to tax laws, regulations and interpretations thereof.

The Company recognizes interest and penalties related to unrecognized tax benefits in interest expense and other expenses, respectively. No interest expense or penalties have been recognized as of and for the period ended March 31, 2011.

The Company may be subject to potential examination by U.S. federal, U.S. states or foreign jurisdiction authorities in the areas of income taxes. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with U.S. federal, U.S. state and foreign tax laws. The Company's management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

Deferred Offering Costs

Deferred offering costs consist principally of legal, accounting, and filing fees incurred through the balance sheet date that are related to the Public Offering and that will be charged to capital upon the receipt of the capital raised.

Fair Value of Financial Instruments

Unless otherwise disclosed, the fair value of financial instruments, including cash and the note payable to stockholder,, approximate their carrying amount due primarily to their short term nature.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s condensed consolidated financial statements.

Note 4. Public Offering

Public Units

The Public Offering calls for the Company to offer for sale 17,500,000 units at a price of $10.00 per unit. Each unit consists of one share of the Company’s common stock, $0.0001 par value, and one warrant (the “Public Warrants”).

Subsequent to the quarterly period covered by this report, on May 18, 2011, the Company sold 18,992,500 units at a price of $10.00 per unit in the Public Offering (which included 1,492,500 units to cover the partial exercise of the over-allotment option of the underwriters).

Public Warrant Terms and Conditions

Exercise conditions — Each Public Warrant will entitle the holder to purchase from the Company one share of common stock at an exercise price of $11.50 per share commencing on the later of: (i) the consummation of a Business Combination, or (ii) 12 months from the date of the prospectus for the offering, provided that the Company has an effective registration statement covering the shares of common stock issuable upon exercise of the Public Warrants and such shares are registered or qualified under the securities laws of the state of the exercising holder. The Public Warrants expire five years from the date of the prospectus, unless earlier redeemed. The Public Warrants will be redeemable in whole and not in part at a price of $0.01 per warrant upon a minimum of 30 days’ notice after the warrants become exercisable, only in the event that the last sale price of the common stock exceeds $17.50 per share for any 20 trading days within a 30-trading day period. If the Public Warrants are redeemed by the Company, management will have the option to require all holders that wish to exercise warrants to do so on a cashless basis.

Registration Risk — In accordance with a warrant agreement relating to the Public Warrants, the Company will be required to use its best efforts to maintain the effectiveness of a registration statement relating to common stock which would be issued upon exercise of the Public Warrants. The Company will not be obligated to deliver securities, and there are no contractual penalties for failure to deliver securities, if a registration statement is not effective at the time of exercise. Additionally, in the event that a registration is not effective at the time of exercise, the holders of such Public Warrants shall not be entitled to exercise such Public Warrants (except on a cashless basis under certain circumstances) and in no event (whether in the case of a registration statement not being effective or otherwise) will the Company be required to net cash settle or cash settle the Public Warrants. Consequently, the Public Warrants may expire unexercised, unredeemed and worthless, and an investor in the Public Offering may effectively pay the full unit price solely for the shares of common stock included in the Public Units.

Accounting — Because the Company is not required to net cash settle the Public Warrants, the Public Warrants will be recorded at fair value and classified within stockholders’ equity as “Additional paid-in capital” upon their issuance in accordance with FASB ASC 815-40.

Underwriting Agreement

The Company is required to pay an underwriting discount of 2.0% of the public unit offering price to the underwriters at the closing of the Public Offering and is committed to pay an additional fee of 3.5% of the gross offering proceeds payable upon the Company’s consummation of a Business Combination. The underwriters will not be entitled to any interest accrued on the deferred discount.

Note 5. Related Party Transactions

Founder Shares — In February 2011, the Sponsor purchased 4,417,683 shares of common stock (the “Founder Shares”) for an aggregate purchase price of $25,000, or approximately $0.01 per share. Subsequently, in March 2011, the Sponsor transferred an aggregate of 44,176 Founder Shares to Dennis A. Miller and James M. McNamara (together with the Sponsor, the “Initial Stockholders”), each of whom agreed to serve on the Company’s board of directors upon the closing of the offering.

The securities described in the preceding paragraph were issued and transferred in connection with the Company’s organization pursuant to the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”), as they were sold accredited investors.

Forfeiture — Subsequent to the quarterly period covered by this report, as a result of the underwriters’ partial exercise of their over-allotment option for the Public Offering, the Sponsor forfeited an aggregate of 248,598 Founder Shares on May 24, 2011, which the Company has cancelled. After giving effect to the forfeitures, the Initial Stockholders owned 18% of the Company’s issued and outstanding shares.

In addition, a portion of the Founder Shares in an amount equal to 4.0% of the Company’s issued and outstanding shares after the Public Offering (“Earnout Shares”), will be subject to forfeiture on the third anniversary of the closing of the Company’s Business Combination unless following the Business Combination (i) the last sales price of the Company’s stock equals or exceeds $13.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period or (ii) the Company completes a liquidation, merger, stock exchange or other similar transaction that results in all of the Company’s stockholders having the right to exchange their shares of common stock for consideration in cash, securities or other property which equals or exceeds $13.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like).

Rights — The Founder Shares are identical to the shares of common stock included in the units being sold in the Public Offering except that (i) the Founder Shares will be subject to certain transfer restrictions, as described in more detail below, and (ii) the Sponsor will agree to waive its redemption rights with respect to the Founder Shares and public shares it purchases in connection with the Business Combination and will also waive its redemption rights with respect to the Founder Shares if the Company fails to consummate a Business Combination within 21 months from the closing of the Public Offering. As described further in Note 4 the Company consummated the Public Offering on May 18, 2011.

Voting — If the Company seeks stockholder approval of the Business Combination, the Sponsor will agree to vote the Founder Shares in accordance with the majority of the votes cast by the public stockholders and to vote any public shares purchased during or after the Public Offering in favor of the Business Combination.

Liquidation — Although the Sponsor and its permitted transferees will waive their redemption rights with respect to the Founder Shares if the Company fails to consummate a Business Combination within 21 months from the closing of the Public Offering, they will be entitled to redemption rights with respect to any public shares they may own.

Sponsor Warrants — Members of the Sponsor purchased an aggregate of 7,000,000 Sponsor Warrants at a price of $0.75 per warrant (for an aggregate purchase price of $5,250,000) from the Company on a private placement basis simultaneously with the closing of the Public Offering.

           Exercise conditions — Each Sponsor Warrant is exercisable into one share of common stock at $11.50 per share. The proceeds from the Sponsor Warrant will be added to the proceeds from the Public Offering held in the Trust Account. The Sponsor Warrants will be identical to the warrants included in the units sold in the Public Offering except that the Sponsor Warrants (i) will not be redeemable by the Company as long as they are held by members of the Sponsor or any of their permitted transferees, (ii) will be subject to certain transfer restrictions described in more detail below and (iii) may be exercised for cash or on a cashless basis.

Accounting — Because the Company is not required to net-cash settle the Sponsor Warrants, management has determined that the Sponsor Warrants will be recorded at fair value and classified within stockholders’ equity as “Additional paid-in capital” upon their issuance in accordance with FASB ASC Topic 815-40.

Disposition Restrictions — The Sponsor has agreed not to transfer, assign or sell any of its Founder Shares until one year after the completion of the Business Combination or earlier if the last sales price of the Company’s common stock exceeds $13.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days from the date of consummation of a Business Combination. The Sponsor has agreed not to transfer, assign or sell any of the Sponsor Warrants, including the common stock issuable upon exercise of the Sponsor Warrants, until 30 days after the completion of a Business Combination.

Registration Rights — The holders of the Founder Shares, Sponsor Warrants and warrants that may be issued upon conversion of working capital loans have registration rights to require the Company to register a sale of any of the securities held by them pursuant to the registration rights agreement. These securityholders will be entitled to make up to three demands, excluding short form demands, that the Company register such securities for sale under the Securities Act of 1933, as amended (the “Securities Act”). In addition, these securityholders have “piggy-back” registration rights to include their securities in other registration statements filed by the Company. However, the registration rights agreement provides that the Company will not permit any registration statement filed under the Securities Act to become effective until termination of the applicable lock-up period, which occurs (i) in the case of the Founder Shares, (A) one year after the completion of the Business Combination or earlier if, subsequent to the Business Combination, the last sales price of the Company’s common stock equals or exceeds $13.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the Business Combination or (B) when the Company consummates a liquidation, merger, stock exchange or other similar transaction after the Company’s Business Combination which results in all of the Company’s stockholders having the right to exchange their shares of common stock for cash, securities or other property, and (ii) in the case of the Sponsor Warrants and the respective common stock underlying such warrants, 30 days after the completion of the Company’s Business Combination. The Company will bear the costs and expenses of filing any such registration statements.

Note 6. Other Related Party Transactions

Administrative Services

The Company has agreed to pay $10,000 a month in total for office space and general and administrative services to Roscomare Ltd., an entity owned and controlled by Mr. Sloan, the Company’s Chairman and Chief Executive Officer. The Company has also agreed to pay $15,000 a month to Mr. Graf, the Company’s Chief Financial Officer. Services will commence promptly after the date the Company’s securities are first listed on Nasdaq and will terminate upon the earlier of (i) the completion of a Business Combination or (ii) the liquidation of the Company.  No payments have been made under these agreements as of March 31, 2011.

 Note  Payable

The Company issued an unsecured promissory note (the “Note”) to Sponsor on February 2, 2011 that provides for the Sponsor to advance to the Company, from time to time, up to $200,000 for expenses related to the Proposed Offering.   In the period from February 2, 2011 to March 31, 2011, the Sponsor advanced $75,000 to the Company under the Note in a series of transactions, leaving a total $125,000 as yet undrawn on March 31, 2011.  The Note is non-interest bearing and is payable on the earlier of August 1, 2011 or the completion of the Public Offering. Subsequent to the quarterly period covered by this report, the Note was paid in full on May 18, 2011 and no balance remained outstanding as of that date.

Note 7. Income Taxes

Components of the Company’s deferred tax assets are as follows:

March 31, 2011 (unaudited)
Net operating loss carryforwards	$3,440
Less, valuation allowance	(3,440)
$—

Management has recorded a full valuation allowance against its deferred tax assets because it does not believe it is more likely than not that sufficient taxable income will be generated. The effective tax rate differs from the statutory rate of 34% due to the establishment of the valuation allowance. The net operating loss carry-forward expires in 2030.

Note 8. Stockholders’ Equity

Common Stock — At March 31, 2011, the authorized common stock of the Company included up to 100,000,000 shares. Holders of the Company’s common stock are entitled to one vote for each share of common stock. At March 31, 2011, there were 4,417,683 (prior to the offering) shares of common stock outstanding.

Preferred Shares — The Company is authorized to issue 1,000,000 preferred shares with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At March 31, 2011, there were no shares of preferred stock outstanding.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References to the “Company,” “us” or “we” refer to Global Eagle Acquisition Corp. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the condensed financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this Form 10-Q including, without limitation, statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. When used in this Form 10-Q, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or the Company’s management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, the Company’s management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors detailed in our filings with the SEC. All subsequent written or oral forward-looking statements attributable to us or persons acting on the Company’s behalf are qualified in their entirety by this paragraph.

Overview

We are a newly organized blank check company formed on February 2, 2011 for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. We are not limited to a particular industry, geographic region or minimum transaction value for purposes of consummating a Business Combination, except that we will seek to capitalize on the substantial deal sourcing, investing and operating expertise of the Company’s management team to identify, acquire and operate a middle-market business in the media or entertainment sectors, although we may pursue acquisition opportunities in other sectors. In addition, we will not effect a business combination with another blank check company or a similar company with nominal operations.

Results of Operations

For the period from February 2, 2011 (inception) through March 31, 2011, we had a net loss of $10,117 and incurred costs of $194,322 with regard to the Company’s initial public offering which were classified as deferred offering costs on the Company’s balance sheet.

The Company’s entire activity from February 2, 2011 (inception) through March 31, 2011, was in preparation for our initial public offering which was consummated on May 18, 2011. We believe that we have sufficient funds available to complete our efforts to effect a Business Combination with an operating business within the required 21 months from May 18, 2011.

Liquidity and Capital Resources

As of March 31, 2011, we had cash of $12,233. Until the consummation of the Public Offering the Company’s only source of liquidity was the initial purchase of Founder Shares by the Sponsor and a series of advances made by the Sponsor under the Note.

Subsequent to the quarterly period covered by this report, on May 18, 2011, we consummated the Company’s Public Offering of 18,992,500 units at a price of $10.00 per unit. Simultaneously with the consummation of the Company’s Public Offering, we consummated the private sale of 7,000,000 warrants (the “Sponsor Warrants”) to members of the Sponsor for $5,250,000. We received net proceeds from the Company’s Public Offering and the sale of the Sponsor Warrants of approximately $190,626,500, net of the non-deferred portion of the underwriting commissions of $3,798,500  (none of which were incurred from January 1, 2011 through March 31, 2011) and offering costs and other expenses of approximately $750,000 ($194,322 of which were incurred from January 1, 2011 through March 31, 2011).  For a description of the proceeds generated in the Company’s Public Offering and a discussion of the use of such proceeds, we refer you to Note 4 of the unaudited condensed financial statements included in Part I, Item 1 of this Report.

Off-balance sheet financing arrangements

We have no obligations, assets or liabilities which would be considered off-balance sheet arrangements. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements.

We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or entered into any non-financial assets.

Contractual obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities other than a monthly fee of $10,000 for office space secretarial and administrative services payable to Roscomare Ltd., an entity owned and controlled by the Company’s Chairman and Chief Executive Officer and consulting fees of $15,000 a month to Mr. Graf, the Company’s Chief Financial Officer. We began incurring these fees on May 18, 2011 and will continue to incur these fees monthly until the earlier of the completion of the Business Combination and the Company’s liquidation.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. The Company’s have identified the following as its critical accounting policies:

Loss per common share

Loss per share is computed by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding for the period.

Income taxes

Deferred income taxes are provided for the differences between the bases of assets and liabilities for financial reporting and income tax purposes. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized.

Deferred Offering Costs

Deferred offering costs consist principally of legal, accounting and filing fees incurred through the balance sheet date that are related to the Public Offering and that will be charged to capital upon the receipt of the capital raised.

Recent accounting pronouncements

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We were incorporated in Delaware on February 2, 2011 for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more operating businesses. We were considered in the development stage at March 31, 2011 and had not yet commenced any operations. All activity through March 31, 2011 relates to our formation and our Public Offering. We did not have any financial instruments that were exposed to market risks at March 31, 2011.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2011. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Factors that could cause out actual results to differ materially from those in this report are any of the risks described in our prospectus dated May 12, 2011 filed with the SEC. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Report, there have been no material changes to the risk factors disclosed in our prospectus dated May 12, 2011 filed with the SEC, except we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In February 2011, our Sponsor purchased 4,417,683 Founder Shares of our common stock for an aggregate purchase price of $25,000, or approximately $0.01 per share. Subsequently, in March 2011, our Sponsor transferred an aggregate of 44,176 founder shares to Dennis A. Miller and James M. McNamara, each of whom agreed to serve on our board of directors upon the closing of our Public Offering. As a result of the underwriters electing to not fully exercise their over-allotment, option, on May 24, 2011, our Sponsor returned to us an aggregate of 248,598 of such founder shares, which we have cancelled.

The securities described in the preceding paragraph were issued and transferred in connection with our organization pursuant to the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”), as they were sold accredited investors.

Harry E. Sloan, Jeff Sagansky and James A. Graf are members of our Sponsor. Harry E. Sloan and Jeff Sagansky have voting and dispositive control of the shares of our common stock held by our Sponsor. Mr. Sloan and Mr. Sagansky disclaim beneficial ownership of these shares except to the extent of their or its pecuniary interest therein. Our Sponsor is an accredited investor for purposes of Rule 501 of Regulation D. The sole business of our Sponsor is to act as our Sponsor in connection with our initial public offering. The limited liability company agreement of our Sponsor provides that its limited liability company interests may only be transferred to officers or directors of the Company affiliated with our Sponsor or in connection with estate planning transferee.

Use of Proceeds from our Public Offering

Subsequent to the quarterly period covered by this report, on May 18, 2011, we consummated our Public Offering of 18,992,500 units, with each unit consisting of one share of our common stock and one warrant to purchase one share of our common stock at an exercise price of $11.50 per share. The warrants will become exercisable on the later of (i) 30 days after the completion of the Business Combination and (ii) 12 months from the closing of the Public Offering. The warrants expire five years after the completion of the Business Combination or earlier upon redemption or liquidation. Once the warrants become exercisable, the warrants will be redeemable in whole and not in part at a price of $0.01 per warrant upon a minimum of 30 days’ notice if, and only if, the last sale price of our common stock equals or exceeds $17.50 per share for any 20 trading days within a 30 trading day period ending on the third business day before we send the notice of redemption. The units in the public offering were sold at an offering price of $10.00 per unit, generating total gross proceeds of $189,925,000. Citigroup Global Markets Inc., acted as sole bookrunning manager and as representative of Deutsche Bank Securities Inc., Macquarie Capital (USA) Inc. and Maxim Group LLC. (together, the “Underwriters”). The securities sold in the offering were registered under the Securities Act on a registration statement on Form S-1 (No. 333-172267). The SEC declared the registration statement effective on May 12, 2011.

We paid a total of $3,798,500 in underwriting discounts and commissions and approximately $750,000 for other costs and expenses related to the offering. In addition, the Underwriters agreed to defer $6,647,375 in underwriting discounts and commissions, which amount will be payable upon consummation of the Business Combination if consummated. We also repaid our Sponsor $140,000 in satisfaction of an outstanding promissory note after the closing of our Public Offering.

We also consummated the simultaneous private sale of 7,000,000 Sponsor Warrants to members of our Sponsor at a price of $0.75 per warrant (for an aggregate purchase price of $5,250,000). The Sponsor Warrants (including the common stock issuable upon exercise of the Sponsor Warrants) are not transferable, assignable or salable until 30 days after the completion of the Business Combination (except, among certain other limited exceptions, to our officers and directors and other persons or entities affiliated with the members of our Sponsor) and they will not be redeemable by the Company so long as they are held by members of our Sponsor or their permitted transferees. Otherwise, the Sponsor Warrants have terms and provisions that are identical to those of the Public Warrants, except that the Sponsor Warrants may be exercised by the holders on a cashless basis. The sale of the Sponsor Warrants was made pursuant to the exemption from registration contained in Section 4(2) of the Securities Act.

After deducting the underwriting discounts and commissions (excluding the deferred portion of $6,647,375 in underwriting discounts and commissions, which amount will be payable upon consummation of the Business Combination if consummated) and the estimated offering expenses, the total net proceeds from our Public Offering and the private placement of Sponsor Warrants was approximately $190,626,500 of which $189,626,500 (or approximately $9.98 per unit sold in the Public Offering) was placed in the Trust Account.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. REMOVED AND RESERVED

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit Number	Description
31.1*	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).
31.2*	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).
32.1*	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
32.2*	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
____________

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBAL EAGLE ACQUISITION CORP. Date: June 27, 2011

/s/ Harry E. Sloan
Name: Harry E. Sloan
Title: Chief Executive Officer (principal executive officer)

/s/ James A. Graf
Name: James A. Graf
Title: Chief Financial Officer (principal financial officer)