Form 10-Q
period 2011-06-30
Global Eagle Acquisition Corp.
filed 2011-08-15
CIK 1512077

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

or

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

Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☐ No ☑

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

Yes ☑ No ☐

As of August 15, 2011, the registrant had 23,161,585 shares of its common stock, par value $0.0001 per share, outstanding.

GLOBAL EAGLE ACQUISITION CORP.

TABLE OF CONTENTS
PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)	3
Condensed Interim Balance Sheet	3
Condensed Interim Statements of Operations	4
Condensed Interim Statement of Stockholders’ Equity	5
Condensed Interim Statement of Cash Flows	6
Notes to Condensed Interim Financial Statements	7
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	14
Special Note Regarding Forward-Looking Statements	14
Overview	14
Results of Operations	15
Liquidity and Capital Resources	15
Critical Accounting Policies and Estimates	16
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	17
ITEM 4. CONTROLS AND PROCEDURES	17
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS	17
ITEM 1A. RISK FACTORS	17
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	17
ITEM 3. DEFAULTS UPON SENIOR SECURITIES	18
ITEM 4. REMOVED AND RESERVED	18
ITEM 5. OTHER INFORMATION	18
ITEM 6. EXHIBITS	19

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GLOBAL EAGLE ACQUISITION CORP.
(A Corporation in the Development Stage)
 Condensed Interim Balance Sheet
(Unaudited)

Assets:	June 30, 2011
Current assets:
Cash	$872,271
Prepaid insurance	73,200
Total current assets	945,471

Non-current assets:
Investments held in trust	189,628,342
Total assets	$190,573,813

Liabilities and Stockholders’ Equity:
Current liabilities:
Franchise tax payable	$23,220
Accrued offering costs	16,042
Total current liabilities	39,262
Deferred underwriter compensation	6,647,375
Total liabilities	6,686,637

Commitment and contingencies:

Common stock subject to possible redemption: 17,916,877 shares (at redemption value)	178,887,175

Stockholders’ equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-

Common stock, $0.0001 par value; 400,000,000 shares authorized; 23,161,585 shares issued and outstanding at June 30, 2011 (including 17,916,877 shares at redemption value)	2,316

Additional paid-in capital	5,170,198

Deficit accumulated during the development stage	(172,513)

Total stockholders’ equity, net	5,000,001
Total liabilities and stockholders’ equity	$190,573,813

The accompanying notes are an integral part of these condensed interim financial statements.

GLOBAL EAGLE ACQUISITION CORP.
(A Corporation in the Development Stage)
Condensed Interim Statements of Operations
(Unaudited)

	Three Months Ended June 30, 2011	Period from February 2, 2011 (inception) through June 30, 2011

Revenue	$—	$—
General and administrative expenses	(164,238)	(174,355)
Loss from operations	(164,238)	(174,355)
Other income
Interest income	1,842	1,842
Net loss attributable to common shares outstanding	$(162,396)	$(172,513)

Weighted average number of common shares outstanding, basic and diluted	13,480,669	9,893,497
Net loss per common share outstanding, basic and diluted	$(0.01)	$(0.02)

The accompanying notes are an integral part of these condensed interim financial statements.

GLOBAL EAGLE ACQUISITION CORP.
(A Corporation in the Development Stage)
Condensed Interim Statement of Stockholder’s Equity
(Unaudited)

For the period from February 2, 2011 (date of inception) to June 30, 2011

	Common Stock		Additional Paid-in	Deficit Accumulated During the Development	Total Stockholders’
	Shares	Amount	Capital	Stage	Equity
Sale on February 2, 2011 of common stock to Sponsor at $0.01 per share	4,417,683	$442	$24,558	—	$25,000
Sale on May 18, 2011 of 18,992,500 units, net of offering expenses	18,992,500	1,899	189,923,101	—	189,925,000
Underwriters’ discount and offering expenses	—	—	(11,140,311)	—	(11,140,311)
Proceeds from private placement of 7,000,000 warrants on May 18, 2011	—	—	5,250,000	—	5,250,000
Proceeds subject to possible redemption of 17,916,877 shares	—	—	(178,887,175)	—	(178,887,175)
Forfeiture of common stock issued to Sponsor	(248,598)	(25)	25	—	—
Net loss for the period from February 2, 2011 to June 30, 2011	—	—	—	(172,513)	(172,513)
Balances as of June 30, 2011	23,161,585	$2,316	$5,170,198	$(172,513)	$5,001,001

The accompanying notes are an integral part of these condensed interim financial statements.

GLOBAL EAGLE ACQUISITION CORP.
(A Corporation in the Development Stage)
Condensed Interim Statement of Cash Flows
(Unaudited)

Period from February 2, 2011 (inception) through June 30, 2011
Cash Flows From Operating Activities:
Net loss	$(172,513)
Adjustments to reconcile net loss to net cash used in operating activities:
Prepaid insurance	(73,200)
Franchise tax payable	23,220

Net cash used in operating activities	(222,493)

Cash Flows from Investing Activities:

Principal deposited in Trust Account	(189,626,500)
Interest reinvested into Trust Account	(1,842)

Net cash used in investing activities	(189,628,342)

Cash Flows from Financing Activities:
Proceeds from sale of common stock to Sponsor	25,000
Proceeds from note payable to Sponsor	140,000
Net proceeds from Public Offering, after payment of upfront underwriting fee	186,126,500
Net proceeds from private placement	5,250,000
Repayment of Sponsor note	(140,000)
Payment of offering expenses	(678,394)
Net cash provided by financing activities	190,723,106

Increase in cash during period	872,271
Cash at beginning of period	—
Cash at end of period	$872,271

Supplemental Disclosure of Non-Cash Financing Activities:
Deferred underwriting compensation	$6,647,375
Accrued offering costs	$16,042

The accompanying notes are an integral part of these condensed interim financial statements.

GLOBAL EAGLE ACQUISITION CORP.
(A Corporation in the Development Stage)
NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS
(Unaudited)

Note 1. Interim Financial Information

The accompanying unaudited interim financial statements of Global Eagle Acquisition Corp. (the “Company”) should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Prospectus filed with the Securities and Exchange Commission (the “SEC”) on May 13, 2011 (the “Prospectus”) and the audited balance sheet and notes thereto included in the Current Report on Form 8-K filed with the SEC on May 23, 2011. The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 and Article 10 of Regulation S-X. Accordingly, since they are interim statements, the accompanying financial statements do not include all of the information, notes and disclosures required by GAAP for a complete financial statement presentation. In the opinion of management, the interim financial statements reflect all adjustments consisting of normal, recurring adjustments that are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. Interim results are not necessarily indicative of results for a full year.

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

Financing

On May 18, 2011, the Company consummated a public offering (the “Public Offering” - Note 4) and a private placement (Note 5) and placed $189,626,500 of the proceeds thereof in the Trust Account (discussed below). The Company intends to finance a Business Combination in part with proceeds from the Public Offering and the private placement.

Trust Account

The amounts held in the trust account (the “Trust Account”) are required to be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), having a maturity of 180 days or less, or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act  which invest only in direct U.S. government treasury obligations.

Except for a portion of interest income earned on the Trust Account balance that may be released to the Company to pay any taxes on such interest and to fund working capital requirements, and any amounts necessary for the Company to purchase up to 50% of the Company’s public shares if the Company seeks stockholder approval of the Business Combination, none of the funds held in the Trust Account will be released until the earlier of: (i) the consummation of the Business Combination; or (ii) the redemption of 100% of the shares of common stock, par value $0.0001 per share, included in the units sold in the Public Offering (“Public Shares”) if the Company is unable to consummate a Business Combination within 21 months from the closing of the Public Offering (subject to the requirements of law).

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

Focus — The Company’s efforts in identifying prospective target businesses initially will be focused on businesses in the media or entertainment sectors, but the Company may pursue opportunities in other business sectors.

Tender Offer/Stockholder Approval — The Company, after signing a definitive agreement for a Business Combination, will either (i) seek stockholder approval of the Business Combination at a meeting called for such purpose in connection with which holders of Public Shares (“Public Stockholders”) may seek to redeem their shares, regardless of whether they vote for or against the Business Combination, for cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account, including interest but less franchise and income taxes payable, or (ii) provide Public Stockholders with the opportunity to sell their shares to the Company by means of a tender offer (and thereby avoid the need for a stockholder vote) for an amount in cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account, including interest but less franchise and income taxes payable. The decision as to whether the Company will seek stockholder approval of the Business Combination or will allow Public Stockholders to sell their shares in a tender offer will be made by the Company, solely in its discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would otherwise require the Company to seek stockholder approval. If the Company seeks stockholder approval, it will consummate the Business Combination only if a majority of the outstanding shares of common stock voted are voted in favor of the Business Combination. However, in no event will the Company redeem its Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001. In such case, the Company would not proceed with the redemption of its Public Shares and the related Business Combination, and instead may search for an alternate Business Combination.

Regardless of whether the Company holds a stockholder vote or a tender offer in connection with a Business Combination, Public Stockholders will have the right to redeem their shares for an amount in cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account, including interest but less franchise and income taxes payable upon the closing of the Business Combination. As a result, such shares of common stock were recorded at conversion/tender value and classified as temporary equity in accordance with Financial Accounting Standards Board, or FASB, ASC Topic 480, “Distinguishing Liabilities from Equity.”

Permitted Purchase of Public Shares — If the Company seeks stockholder approval prior to the Business Combination and does not conduct redemptions pursuant to the tender offer rules, prior to the Business Combination, the Company’s Amended and Restated Certificate of Incorporation permits the release to the Company from the Trust Account amounts necessary to purchase up to 50% of the Public Shares. All shares so purchased by the Company will be immediately cancelled.

Liquidation

If the Company does not consummate a Business Combination within 21 months from the closing of the Public Offering, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest but net of franchise and income taxes payable (less up to $100,000 of such net interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and subject to the requirement that any refund of income taxes that were paid from the Trust Account which is received after such redemption shall be distributed to the former Public Stockholders, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

In the event of liquidation, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the price per unit sold in the Public Offering (assuming no value is attributed to the warrants contained in the units offered in the Public Offering discussed in Note 4).

Note 3. Significant Accounting Policies

Development Stage Company

The Company is considered to be in the development stage as defined by FASB ASC 915, “Development Stage Entities,” and is subject to the risks associated with activities of development stage companies. The Company has neither engaged in any operations nor generated any operating revenues to date. All activity through the date the financial statements were issued relates to the Company’s formation and the Public Offering. The Company will not generate any operating revenues until after completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on the Trust Account.

Cash and cash equivalents
The Company considers all highly-liquid instruments with original maturities of three months or less to be cash equivalents.

Net Loss Per Share

Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period in accordance with FASB ASC 260,  “Earnings Per Share”.  Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding, plus to the extent dilutive, the incremental number of shares of common stock to settle warrants issued in the Public Offering and private placement, as calculated using the treasury stock method. As the Company reported a net loss for the three months ended June 30, 2011 and for the period from February 2, 2011 (date of inception) to June 30, 2011, the effect of the 18,992,500 warrants issued in the Public Offering and 7,000,000 warrants issued in the private placement have not been considered in the diluted loss per ordinary share because their effect would be anti-dilutive.  As a result, dilutive loss per common share is equal to basic loss per common share.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which at times may exceed the federal depository insurance coverage of $250,000.  The Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Income Taxes

Deferred income taxes are provided for the differences between the bases of assets and liabilities for financial reporting and income tax purposes. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized.

The Company is required to determine whether its tax positions are more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with the relevant taxing authority. De-recognition of a tax benefit previously recognized results in the Company recording a tax liability that reduces ending retained earnings.  Based on its analysis, the Company has determined that it has not incurred any liability for unrecognized tax benefits as of June 30, 2011.   The Company's conclusions may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analyses of and changes to tax laws, regulations and interpretations thereof.

The Company recognizes interest and penalties related to unrecognized tax benefits in interest expense and other expenses, respectively.  No interest expense or penalties have been recognized as of and for the quarterly period ended June 30, 2011 or the period from February 2, 2011 (inception) to June 30, 2011.

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

Redeemable Shares of Common Stock

All of the 18,992,500 Public Shares contain a redemption feature which allows for the redemption of such shares of common stock under provisions of the Company's Amended and Restated Certificate of Incorporation. In accordance with ASC 480, redemption provisions not solely within the control of the Company require the security to be classified outside of permanent equity.  Ordinary liquidation events, which involve the redemption and liquidation of all of the entity's equity instruments, are excluded from the provisions of ASC 480. Although the Company does not specify a maximum redemption threshold, its Amended and Restated Certificate of Incorporation provides that in no event will the Company redeem its Public Shares in an amount that would cause its net tangible assets (shareholders' equity) to be less than $5,000,001.

The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of the security to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable shares of common stock are affected by charges against paid-in capital.

At June 30, 2011, 17,916,877 of the 18,992,500 Public Shares were classified outside of permanent equity at their redemption value. The redemption value is equal to the pro rata share of the aggregate amount then on deposit in the Trust Account, including interest but less taxes payable.

Fair Value of Financial Instruments

Unless otherwise disclosed, the fair value of the Company’s assets and liabilities that qualify as financial instruments under FASB ASC 820, “Fair Value Measurements and Disclosures”, approximates the carrying amounts due primarily to their short term nature.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s condensed financial statements.

Note 4. Public Offering

Public Units

On May 18, 2011, the Company sold 18,992,500 units at a price of $10.00 per unit in the Public Offering (which included 1,497,500 units to cover the partial exercise of the over allotment option of the underwriters). Each unit consists of one Public Share and one warrant (the “Public Warrants”).

Public Warrant Terms and Conditions

Exercise conditions — Each Public Warrant entitles the holder to purchase from the Company one share of common stock at an exercise price of $11.50 per share commencing on the later of: (i) 30 days after the consummation of a Business Combination, or (ii) 12 months from the date of the prospectus for the Public Offering, provided that the Company has an effective registration statement covering the shares of common stock issuable upon exercise of the Public Warrants (or the Public Warrants are exercisable on a cashless basis) and such shares are registered or qualified under the securities laws of the state of the exercising holder. The Public Warrants expire five years from the date of the Prospectus, unless earlier redeemed. The Public Warrants are redeemable in whole and not in part at a price of $0.01 per warrant upon a minimum of 30 days’ notice after the warrants become exercisable, only in the event that the last sale price of the common stock exceeds $17.50 per share for any 20 trading days within a 30-trading day period. If the Public Warrants are redeemed by the Company, management will have the option to require all holders that wish to exercise warrants to do so on a cashless basis.

Registration Risk — In accordance with the warrant agreement relating to the Public Warrants, the Company will be required to use its best efforts to maintain the effectiveness of a registration statement relating to common stock which would be issued upon exercise of the Public Warrants. The Company will not be obligated to deliver securities, and there are no contractual penalties for failure to deliver securities, if a registration statement is not effective at the time of exercise. Additionally, in the event that a registration is not effective at the time of exercise, the holders of such Public Warrants shall not be entitled to exercise such Public Warrants (except on a cashless basis under certain circumstances) and in no event (whether in the case of a registration statement not being effective or otherwise) will the Company be required to net cash settle or cash settle the Public Warrants. Consequently, the Public Warrants may expire unexercised, unredeemed and worthless.

Accounting — Because the Company is not required to net cash settle the Public Warrants, the Public Warrants were recorded at fair value and classified within stockholders’ equity as “Additional paid-in capital” upon their issuance in accordance with FASB ASC Topic 815-40.

Underwriting Discount

The Company paid an underwriting discount of 2.0% of the public unit offering price to the underwriters at the closing of the Public Offering and is committed to pay to the underwriters an additional fee of 3.5% of the gross offering proceeds payable upon the Company’s consummation of a Business Combination. Such amount is reflected as deferred offering compensation of $6,647,375 on the consolidated balance sheet. The underwriters will not be entitled to any interest accrued on the deferred discount.

Note 5. Related Party Transactions

Founder Shares — In February 2011, the Sponsor purchased 4,417,683 shares of common stock (the “Founder Shares”) for an aggregate purchase price of $25,000, or approximately $0.01 per share. Subsequently, in March 2011, the Sponsor transferred an aggregate of 44,176 Founder Shares to Dennis A. Miller and James M. McNamara (together with the Sponsor, the “Initial Stockholders”), each of whom agreed to serve on the Company’s board of directors upon the closing of the Public Offering.

The securities described in the preceding paragraph were issued by the Company in connection with the Company’s organization pursuant to the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”), and were sold to accredited investors.

Forfeiture — As a result of the underwriters’ partial exercise of their over-allotment option for the Public Offering, the Sponsor forfeited an aggregate of 248,598 Founder Shares on May 18, 2011, reflected on the audited balance sheet as of May 19, 2011, which the Company has cancelled. After giving effect to the forfeitures, the Initial Stockholders owned 18% of the Company’s issued and outstanding shares.

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

Rights — The Founder Shares are identical to the shares of common stock included in the units sold in the Public Offering except that (i) the Founder Shares are subject to certain transfer restrictions, as described in more detail below, and (ii) the Initial Stockholders have agreed to waive their redemption rights with respect to the Founder Shares (and any Public Shares they may purchase) in connection with the Business Combination and also waived their redemption rights with respect to the Founder Shares if the Company fails to consummate a Business Combination within 21 months from the closing of the Public Offering.

Voting — If the Company seeks stockholder approval of the Business Combination, the Initial Stockholders have agreed to vote the Founder Shares in accordance with the majority of the votes cast by the public stockholders and to vote any public shares purchased during or after the Public Offering in favor of the Business Combination.

Liquidation — Although the Initial Stockholders waived their redemption rights with respect to the Founder Shares if the Company fails to consummate a Business Combination within 21 months from the closing of the Public Offering, they will be entitled to redemption rights with respect to any Public Shares they may own.

Disposition Restrictions —The Initial Stockholders have agreed not to transfer, assign or sell any of their Founder Shares, except to certain permitted transferees, until one year after the completion of the Business Combination or earlier if the last sales price of the Company’s common stock exceeds $13.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days from the date of consummation of a Business Combination.

Sponsor Warrants — The Sponsor purchased an aggregate of 7,000,000 Sponsor Warrants at a price of $0.75 per warrant (for an aggregate purchase price of $5,250,000) from the Company on a private placement basis simultaneously with the closing of the Public Offering.

Exercise conditions — Each Sponsor Warrant is exercisable into one share of common stock at $11.50 per share. The proceeds from the sale of the Sponsor Warrants were added to the portion of the proceeds from the Public Offering placed in the Trust Account. The Sponsor Warrants are identical to the warrants included in the units sold in the Public Offering except that the Sponsor Warrants (i) are not be redeemable by the Company as long as they are held by the Sponsor or any of its permitted transferees, (ii) are subject to certain transfer restrictions described in more detail below and (iii) may be exercised for cash or on a cashless basis.

Accounting — Because the Company is not required to net-cash settle the Sponsor Warrants, the Sponsor Warrants were recorded at fair value and classified within stockholders’ equity as “Additional paid-in capital” upon their issuance in accordance with FASB ASC Topic 815-40.

Disposition Restrictions — The holders of the Sponsor Warrants may not transfer, assign or sell any of the Sponsor Warrants, including the common stock issuable upon exercise of the Sponsor Warrants, except to certain permitted transferees, until 30 days after the completion of a Business Combination.

Registration Rights — The holders of the Founder Shares, Sponsor Warrants and warrants that may be issued upon conversion of working capital loans which may be made to the Company as described in the Prospectus have registration rights, pursuant to a registration rights agreement, to require the Company to register for sale any of the securities held by them. These security holders will be entitled to make up to three demands, excluding short form demands, that the Company register such securities for sale under the Securities Act of 1933, as amended (the “Securities Act”). In addition, these securityholders have “piggy-back” registration rights to include their securities in other registration statements filed by the Company. However, the registration rights agreement provides that the Company will not permit any registration statement filed under the Securities Act to become effective until termination of the applicable lock-up period, which occurs (i) in the case of the Founder Shares, (A) one year after the completion of the Business Combination or earlier if, subsequent to the Business Combination, the last sales price of the Company’s common stock equals or exceeds $13.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the Business Combination or (B) when the Company consummates a liquidation, merger, stock exchange or other similar transaction after the Company’s Business Combination which results in all of the Company’s stockholders having the right to exchange their shares of common stock for cash, securities or other property, and (ii) in the case of the Sponsor Warrants and the respective common stock underlying such warrants, 30 days after the completion of the Company’s Business Combination. The Company will bear the costs and expenses of filing any such registration statements.

Note 6. Other Related Party Transactions

Administrative Services

The Company has agreed to pay $10,000 a month in total for office space and general and administrative services to Roscomare Ltd., an entity owned and controlled by Harry E. Sloan, the Company’s Chairman and Chief Executive Officer, commencing promptly after the date the Company’s securities were first listed on Nasdaq (May 13, 2011) and terminating upon the earlier of (i) the completion of a Business Combination or (ii) the liquidation of the Company.  $15,806 in payments have been made under this agreement as of June 30, 2011.  The Company has also agreed to pay $15,000 a month to James A. Graf, the Company’s Chief Financial Officer, commencing promptly after the date the Company’s securities were first listed on Nasdaq (May 13, 2011) and terminating upon the earlier of (i) the completion of a Business Combination or (ii) the liquidation of the Company.   The Company has incurred approximately $24,000 under this agreement for the period ended June 30, 2011.

Note  Payable

The Company issued an unsecured promissory note (the “Note”) to the Sponsor on February 2, 2011 that provided for the Sponsor to advance to the Company, from time to time, up to $200,000 for expenses related to the Public Offering.  The Note was non-interest bearing and was payable on the earlier of August 1, 2011 or the completion of the Public Offering. In the period from February 2, 2011 to June 30, 2011, the Sponsor advanced $140,000 to the Company under the Note in a series of transactions prior to the Public Offering, leaving a total $60,000 as yet undrawn on such date.  The Note was paid in full on May 18, 2011 and no balance remained outstanding as of June 30, 2011.

Note 7. Trust Account

A total of $189,626,500 of the net proceeds from the Public Offering and the private placement was placed in the Trust Account.

As of June 30, 2011, investment securities in the Company’s Trust Account consist of $189,628,342 in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations.

Note 8. Fair Value Measurements

The Company complies with ASC 820, “Fair Value Measurement”, for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually.  The adoption of ASC 820 did not have an impact on the Company’s financial position or results of operations.

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2011, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves.  Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and includes situations where there is little, if any, market activity for the asset or liability:

Description	June 30, 2011 (unaudited)	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Restricted cash equivalents held in Trust Account	$189,628,342	$189,628,342	$-	$-

Note 9. Income Taxes

The Company has the following deferred tax assets and liabilities at June 30, 2011:

Non-current assets:
Net operating loss carryforwards	$8,551
Amortizable start-up costs	60,454
69,005
Valuation allowance	(69,005)
$—

The Company established a valuation allowance of $69,005 as of June 30, 2011, which fully offsets the deferred tax asset of $69,005.  The deferred tax asset results from applying an effective combined federal and state tax rate of 40% to start-up costs of approximately $151,000 and net operating losses of approximately $21,000.   Effective tax rates differ from statutory rates due to timing differences in the deductability of expenses and the establishment of the valuation allowance.

Note 10. Stockholders’ Equity

Common Stock — At June 30, 2011, the authorized common stock of the Company included up to 400,000,000 shares. Holders of the Company’s common stock are entitled to one vote for each share of common stock. At June 30, 2011, there were 23,161,585 shares of common stock outstanding.

Preferred Shares — The Company is authorized to issue 1,000,000 preferred shares with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At June 30, 2011, there were no shares of preferred stock outstanding.

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

Special Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this Form 10-Q including, without limitation, statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. When used in this Form 10-Q, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or the Company’s management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, the Company’s management. Actual results could differ materially from those contemplated by the forward-looking statements, including as a result of certain factors detailed in our filings with the SEC. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are qualified in their entirety by this paragraph.

Overview

We are a newly organized blank check company formed on February 2, 2011 for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. We are not limited to a particular industry, geographic region or minimum transaction value for purposes of consummating a business combination.  We will seek to capitalize on the substantial deal sourcing, investing and operating expertise of our management team to identify, acquire and operate a middle-market business in the media or entertainment sectors, although we may pursue acquisition opportunities in other sectors. In addition, we will not effect a business combination with another blank check company or a similar company with nominal operations.

Results of Operations

Through June 30, 2011, our efforts have been limited to organizational activities, activities relating to our initial public offering, activities relating to identifying and evaluating prospective acquisition candidates and activities relating to general corporate matters. We have not generated any revenues, other than interest income earned on the proceeds held in the Trust Account.

For the period from February 2, 2011 (inception) through June 30, 2011, we had a net loss of $172,513 and incurred costs of $6,647,375 with regard to the Company’s Public Offering which were classified as deferred offering costs on the Company’s balance sheet.

Liquidity and Capital Resources

On May 18, 2011, we consummated the Public Offering of 18,992,500 units at a price of $10.00 per unit. Simultaneously with the consummation of the Public Offering, we consummated the private sale of 7,000,000 warrants to the Sponsor for $5,250,000. We received net proceeds from the Public Offering and the sale of the Sponsor Warrants of approximately $190,626,500, net of the non-deferred portion of the underwriting commissions of $3,798,500 and offering costs and other expenses of approximately $750,000 ($694,436 of which were incurred from February 2, 2011 through June 30, 2011).  For a description of the proceeds generated in the Public Offering and a discussion of the use of such proceeds, we refer you to Note 2 of the unaudited condensed financial statements included in Part I, Item 1 of this report.

As of June 30, 2011, approximately $189,628,342 was held in the Trust Account (including $6,647,375 of deferred underwriting discounts and commissions, $5,250,000 from the sale of the Sponsor Warrants and approximately $1,842 in accrued interest) and we had cash outside of trust of $872,271 and $39,262 in accounts payable and accrued expenses, including franchise tax payable.  Up to $1,750,000 in interest income on the balance of the Trust Account (net of franchise and income taxes payable) may be available to us to fund our working capital requirements. Through June 30, 2011, the Company had not withdrawn any funds from interest earned on the trust proceeds. Other than the deferred underwriting discounts and commissions, no amounts are payable to the underwriters of the Public Offering in the event of a Business Combination.

We will depend on sufficient interest being earned on the proceeds held in the Trust Account to provide us with additional working capital that we may need to identify one or more target businesses, conduct due diligence and complete a Business Combination, as well as to pay any franchise and income taxes that we may owe. As described elsewhere in this report, the amounts in the Trust Account may be invested only in U.S. government treasury bills with a maturity of 180 days or less or money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. The current low interest rate environment may make it more difficult for such investments to generate sufficient funds, together with the amounts available outside the Trust Account, to locate, conduct due diligence, structure, negotiate and close a Business Combination. If we are required to seek additional capital, we would need to borrow funds from the Sponsor or the Company’s management team to operate or may be forced to liquidate. Neither the Sponsor nor the Company’s management team is under any obligation to advance funds to us in such circumstances. Any such loans would be repaid only from funds held outside the Trust Account or from funds released to us upon completion of a Business Combination. If we are unable to complete a Business Combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account.

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

Contractual obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities other than a monthly fee of $10,000 for office space secretarial and administrative services payable to Roscomare Ltd., an entity owned and controlled by Mr. Sloan, the Company’s Chairman and Chief Executive Officer, and consulting fees of $15,000 a month to Mr. Graf, the Company’s Chief Financial Officer. We began incurring these fees on May 18, 2011 and will continue to incur these fees monthly until the earlier of the completion of the Business Combination and the Company’s liquidation.

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. The Company has identified the following as its critical accounting policies:

Cash and cash equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

Trust Account

A total of $189,626,500, including approximately $184,376,500 of the net proceeds from the Public Offering, $5,250,000 from the sale of the Sponsor Warrants and $6,647,375 of deferred underwriting discounts and commissions, was placed in the Trust Account with American Stock Transfer & Trust Company, LLC serving as trustee. The trust proceeds are invested in U.S. government treasury bills with a maturity of 180 days or less or money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. As of June 30, 2011, the balance in the Trust Account was approximately $189,628,342, which includes $1,842 of interest earned since the inception of the Trust Account.

Net Loss per common share

Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period in accordance with FASB ASC 260, “Earnings Per Share”.   Diluted net loss per share is computed by dividing the weighted average number of common shares outstanding, plus to the extent dilutive, the incremental number of shares of common stock to settle warrants issued in the Public Offering and private placement, as calculated using the treasury stock method.   As the Company reported a net loss for the three months ended June 30, 2011 and for the period from February 2, 2011 (date of inception) to June 30, 2011, the effect of the 18,992,500 warrants issued in the Public Offering and 7,000,000 warrants issued in the private placement have not been considered in the diluted loss per ordinary share because their effect would be anti-dilutive.  As a result, dilutive loss per common share is equal to basic loss per common share.

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

Deferred Offering Costs

Deferred offering costs consist principally of deferred underwriting discounts incurred through the balance sheet date that are related to the Public Offering and that will be charged to capital upon consummation of a Business Combination.

Recent accounting pronouncements

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the sensitivity of income to changes in interest rates, foreign exchanges, commodity prices, equity prices and other market driven rates or prices. We are not presently engaged in and, if we do not consummate a Business Combination prior to the prescribed liquidation date of the Trust Account, we may not engage in, any substantive commercial business. Accordingly, we are not and, until such time as we consummate a Business Combination, we will not be, exposed to risks associated with foreign exchange rates, commodity prices, equity prices or other market driven rates or prices. The net proceeds of our Public Offering held in the Trust Account may be invested by the trustee only in U.S. governmental treasury bills with a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. Given our limited risk in our exposure to government securities and money market funds, we do not view the interest rate risk to be significant.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2011. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Factors that could cause our actual results to differ materially from the results in this report include any of the factors described in our prospectus dated May 12, 2011 and filed with the SEC on May 13, 2011. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this report, there have been no material changes to the risk factors disclosed in our prospectus dated May 12, 2011 and filed with the SEC on May 13, 2011, except we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In February 2011, our Sponsor purchased 4,417,683 Founder Shares of our common stock for an aggregate purchase price of $25,000, or approximately $0.01 per share. Subsequently, in March 2011, our Sponsor transferred an aggregate of 44,176 founder shares to Dennis A. Miller and James M. McNamara, each of whom agreed to serve on our board of directors upon the closing of our Public Offering. As a result of the underwriters electing to not fully exercise their over-allotment option in May 2011, our Sponsor returned to us an aggregate of 248,598 of such Founder Shares, which we have cancelled.

The securities issued by us described in the preceding paragraph were issued and transferred in connection with our organization pursuant to the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”), and were sold to accredited investors.

Harry E. Sloan, Jeff Sagansky and James A. Graf are members of our Sponsor. Harry E. Sloan and Jeff Sagansky have voting and dispositive control of the shares of our common stock held by our Sponsor. Mr. Sloan and Mr. Sagansky disclaim beneficial ownership of these shares except to the extent of their pecuniary interest therein. Our Sponsor is an accredited investor for purposes of Rule 501 of Regulation D. The sole business of our Sponsor is to act as our sponsor in connection with the Public Offering. The limited liability company agreement of our Sponsor provides that its limited liability company interests may only be transferred to officers or directors of the Company affiliated with our Sponsor or in connection with estate planning.

Use of Proceeds from our Public Offering

On May 18, 2011, we consummated our Public Offering of 18,992,500 units, with each unit consisting of one share of our common stock and one warrant to purchase one share of our common stock at an exercise price of $11.50 per share. The warrants will become exercisable on the later of (i) 30 days after the completion of the Business Combination and (ii) 12 months from the closing of the Public Offering. The warrants expire five years after the completion of the Business Combination or earlier upon redemption or liquidation. Once the warrants become exercisable, the warrants will be redeemable in whole and not in part at a price of $0.01 per warrant upon a minimum of 30 days’ notice if, and only if, the last sale price of our common stock equals or exceeds $17.50 per share for any 20 trading days within a 30 trading day period ending on the third business day before we send the notice of redemption. The units in the Public Offering were sold at an offering price of $10.00 per unit, generating total gross proceeds of $189,925,000. Citigroup Global Markets Inc., acted as sole bookrunning manager and as representative of Deutsche Bank Securities Inc., Macquarie Capital (USA) Inc. and Maxim Group LLC (together, the “Underwriters”). The securities sold in the offering were registered under the Securities Act on a registration statement on Form S-1 (No. 333-172267). The SEC declared the registration statement effective on May 12, 2011.

We paid a total of $3,798,500 in underwriting discounts and commissions and approximately $750,000 for other costs and expenses related to the offering. In addition, the Underwriters agreed to defer $6,647,375 in underwriting discounts and commissions, which amount will be payable upon consummation of the Business Combination if consummated. We also repaid the Sponsor $140,000 in satisfaction of the Note after the closing of our Public Offering.

We also consummated the simultaneous private sale of 7,000,000 Sponsor Warrants to our Sponsor at a price of $0.75 per warrant (for an aggregate purchase price of $5,250,000). The Sponsor Warrants (including the common stock issuable upon exercise of the Sponsor Warrants) are not transferable, assignable or salable until 30 days after the completion of the Business Combination (except, among certain other limited exceptions, to the Company’s officers and directors and other persons or entities affiliated with our Sponsor) and they will not be redeemable by the Company so long as they are held by our Sponsor or its permitted transferees. Otherwise, the Sponsor Warrants have terms and provisions that are identical to those of the Public Warrants, except that the Sponsor Warrants may be exercised by the holders on a cashless basis. The sale of the Sponsor Warrants was made pursuant to the exemption from registration contained in Section 4(2) of the Securities Act.

After deducting the underwriting discounts and commissions (excluding the deferred portion of $6,647,375 in underwriting discounts and commissions, which amount will be payable upon consummation of the Business Combination if consummated) and the estimated offering expenses, the total net proceeds from the Public Offering and the private placement of Sponsor Warrants was approximately $190,626,500 of which $189,626,500 (or approximately $9.98 per unit sold in the Public Offering) was placed in the Trust Account.

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

32.2* 101.INS** 101.SCH** 101.CAL** 101.DEF** 101.LAB** 101.PRE**
Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

XBRL Instance Document

XBRL Taxonomy Extension Schema Document

XBRL Taxonomy Extension Calculation Linkbase Document

XBRL Taxonomy Extension Definition Linkbase Document

XBRL Taxonomy Extension Label Linkbase Document

XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith

**  XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBAL EAGLE ACQUISITION CORP. Date: August 15, 2011

/s/ Harry E. Sloan
Name: Harry E. Sloan
Title: Chief Executive Officer (principal executive officer)

/s/ James A. Graf
Name: James A. Graf
Title: Chief Financial Officer (principal financial officer)