Form 10-Q/A
period 2011-06-30
Global Eagle Acquisition Corp.
filed 2011-09-01
CIK 1512077

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

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

Yes ☑ No ☐

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

Yes ☑ No ☐

As of September 1, 2011, the registrant had 23,161,585 shares of its common stock, par value $0.0001 per share, outstanding.

EXPLANATORY NOTE

The sole purpose of this Amendment to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2011 (the “10-Q”), is to furnish the Interactive Data File exhibits required by Item 601(b)(101) of Regulation S-K. No other changes have been made to the 10-Q, and this Amendment has not been updated to reflect events occurring subsequent to the filing of the 10-Q.

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit Number	Description
31.1*	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).
31.2*	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).
32.1*	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
32.2*	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed with the 10-Q.

**  XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

2

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBAL EAGLE ACQUISITION CORP.
Date: September 1, 2011

/s/ Harry E. Sloan
Name: Harry E. Sloan
Title: Chief Executive Officer (principal executive officer)

/s/ James A. Graf
Name: James A. Graf
Title: Chief Financial Officer (principal financial officer)

3