Form 10-Q
period 2011-09-30
Global Eagle Acquisition Corp.
filed 2011-11-14
CIK 1512077

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

or

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

Yes ☑No ☐

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

Yes ☑ No ☐

As of November 11, 2011, the registrant had 23,161,585 shares of its common stock, par value $0.0001 per share, outstanding.

GLOBAL EAGLE ACQUISITION CORP.

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION	3
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)	3
Condensed Interim Balance Sheet	3
Condensed Interim Statements of Operations	4
Condensed Interim Statement of Stockholders’ Equity	5
Condensed Interim Statement of Cash Flows	6
Notes to Condensed Interim Financial Statements	7
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	14
Special Note Regarding Forward-Looking Statements	14
Overview	14
Results of Operations	15
Liquidity and Capital Resources	15
Critical Accounting Policies and Estimates	16
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	17
ITEM 4. CONTROLS AND PROCEDURES	17
PART II. OTHER INFORMATION	17
ITEM 1. LEGAL PROCEEDINGS	17
ITEM 1A. RISK FACTORS	17
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	17
ITEM 3. DEFAULTS UPON SENIOR SECURITIES	17
ITEM 4. REMOVED AND RESERVED	17
ITEM 5. OTHER INFORMATION	17
ITEM 6. EXHIBITS	18

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GLOBAL EAGLE ACQUISITION CORP.
(A Corporation in the Development Stage)
 Condensed Interim Balance Sheet
(Unaudited)

September 30,
2011
Assets:
Current assets:
Cash	$605,665
Prepaid insurance	52,456
Total current assets	658,121

Non-current assets:
Investments held in trust	189,631,889
Total assets	$190,290,010

Liabilities and Stockholders’ Equity:
Current liabilities:
Franchise tax payable	$68,220
Deferred underwriter compensation	6,647,375
Total liabilities	6,715,595

Commitment and contingencies:

Common stock subject to possible redemption: 17,885,552 shares (at redemption value)	178,574,414

Stockholders’ equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-
Common stock, $0.0001 par value; 400,000,000 shares authorized; 23,161,585 shares issued and outstanding at September 30, 2011 (including 17,885,552 shares at redemption value)	2,316

Additional paid-in capital	5,482,959

Deficit accumulated during the development stage	(485,274)

Total stockholders’ equity, net	5,000,001
Total liabilities and stockholders’ equity	$190,290,010

The accompanying notes are an integral part of these condensed interim financial statements.

GLOBAL EAGLE ACQUISITION CORP.
(A Corporation in the Development Stage)
Condensed Interim Statements of Operations
(Unaudited)

	Three Months Ended September 30, 2011	Period from February 2, 2011 (inception) through September 30, 2011

Revenue	$—	$—
General and administrative expenses	(316,308)	(490,663)
Loss from operations	(316,308)	(490,663)
Other income
Interest income	3,547	5,389
Net loss attributable to common shares outstanding	$(312,761)	$(485,274)

Weighted average number of common shares outstanding, basic and diluted	23,161,585	14,958,493
Net loss per common share outstanding, basic and diluted	$(0.01)	$(0.03)

The accompanying notes are an integral part of these condensed interim financial statements.

GLOBAL EAGLE ACQUISITION CORP.
(A Corporation in the Development Stage)
Condensed Interim Statement of Stockholders’ Equity
(Unaudited)

For the period from February 2, 2011 (date of inception) to September 30, 2011

				Deficit
				Accumulated
			Additional	During the	Total
	Common Stock		Paid-in	Development	Stockholders’
	Shares	Amount	Capital	Stage	Equity
Sale on February 2, 2011 of common stock to Sponsor at $0.01 per share	4,417,683	$442	$24,558	$—	$25,000
Sale on May 18, 2011 of 18,992,500 units, net of offering expenses	18,992,500	1,899	189,923,101	—	189,925,000
Underwriters’ discount and offering expenses	—	—	(11,140,311)	—	(11,140,311)
Proceeds from private placement of 7,000,000 warrants on May 18, 2011	—	—	5,250,000	—	5,250,000
Proceeds subject to possible redemption of 17,885,552 shares	—	—	(178,574,414)	—	(178,574,414)
Forfeiture of common stock issued to Sponsor	(248,598)	(25)	25	—	—
Net loss for the period from February 2, 2011 (date of inception) to September 30, 2011	—	—	—	(485,274)	(485,274)
Balances as of September 30, 2011	23,161,585	$2,316	$5,482,959	$(485,274)	$5,000,001

The accompanying notes are an integral part of these condensed interim financial statements.

GLOBAL EAGLE ACQUISITION CORP.
(A Corporation in the Development Stage)
Condensed Interim Statement of Cash Flows
(Unaudited)

Period from February 2, 2011 (inception) through September 30, 2011
Cash Flows From Operating Activities:
Net loss	$(485,274)
Adjustments to reconcile net loss to net cash used in operating activities:
Prepaid insurance	(52,456)
Franchise tax payable	68,220

Net cash used in operating activities	(469,510)

Cash Flows from Investing Activities:

Principal deposited in Trust Account	(189,626,500)
Interest reinvested into Trust Account	(5,389)

Net cash used in investing activities	(189,631,889)

Cash Flows from Financing Activities:
Proceeds from sale of common stock to Sponsor	25,000
Proceeds from note payable to Sponsor	140,000
Net proceeds from Public Offering, after payment of upfront underwriting fee	186,126,500
Net proceeds from private placement	5,250,000
Repayment of Sponsor note	(140,000)
Payment of offering expenses	(694,436)
Net cash provided by financing activities	190,707,064

Increase in cash during period	605,665
Cash at beginning of period	—
Cash at end of period	$605,665

Supplemental Disclosure of Non-Cash Financing Activities:
Deferred underwriting compensation	$6,647,375

The accompanying notes are an integral part of these condensed interim financial statements.

GLOBAL EAGLE ACQUISITION CORP.
(A Corporation in the Development Stage)
NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS
(Unaudited)

Note 1. Interim Financial Information

The accompanying unaudited interim financial statements of Global Eagle Acquisition Corp. (the “Company”) should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Prospectus filed with the Securities and Exchange Commission (the “SEC”) on May 13, 2011 (the “Prospectus”) and the audited balance sheet and notes thereto included in the Current Report on Form 8-K filed with the SEC on May 23, 2011. The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, since they are interim statements, the accompanying financial statements do not include all of the information, notes and disclosures required by GAAP for a complete financial statement presentation. In the opinion of management, the interim financial statements reflect all adjustments consisting of normal, recurring adjustments that are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. Interim results are not necessarily indicative of results for a full year.

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

Net Loss Per Share

Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period in accordance with FASB ASC 260,  “Earnings Per Share”.  Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding, plus to the extent dilutive, the incremental number of shares of common stock to settle warrants issued in the Public Offering and private placement, as calculated using the treasury stock method.  As the Company reported a net loss for the three months ended September 30, 2011 and for the period from February 2, 2011 (date of inception) to September 30, 2011, the effect of the 18,992,500 warrants issued in the Public Offering and 7,000,000 warrants issued in the private placement have not been considered in the diluted loss per ordinary share because their effect would be anti-dilutive.  As a result, dilutive loss per common share is equal to basic loss per common share.

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

The Company is required to determine whether its tax positions are more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with the relevant taxing authority. De-recognition of a tax benefit previously recognized results in the Company recording a tax liability that reduces ending retained earnings.  Based on its analysis, the Company has determined that it has not incurred any liability for unrecognized tax benefits as of September 30, 2011.   The Company's conclusions may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analyses of and changes to tax laws, regulations and interpretations thereof. The Company has been subject to income tax examinations by major taxing authorities since inception.

The Company recognizes interest and penalties related to unrecognized tax benefits in interest expense and other expenses, respectively.  No interest expense or penalties have been recognized as of and for the quarterly period ended September 30, 2011 or the period from February 2, 2011 (inception) to September 30, 2011.

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

At September 30, 2011, 17,885,552 of the 18,992,500 Public Shares were classified outside of permanent equity at their redemption value. The redemption value is equal to the pro rata share of the aggregate amount then on deposit in the Trust Account, including interest but less taxes payable.
.
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

Sponsor Warrants — The Sponsor purchased an aggregate of 7,000,000 Sponsor Warrants at a price of $0.75 per warrant (for an aggregate purchase price of $5,250,000) from the Company on a private placement basis simultaneously with the closing of the Public Offering. Subsequently, in July 2011, the Sponsor transferred 333,333 Sponsor Warrants to Dennis A. Miller for an aggregate purchase price of $250,000, or $0.75 per Sponsor Warrant.

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

Registration Rights — The holders of the Founder Shares, Sponsor Warrants and warrants that may be issued upon conversion of working capital loans which may be made to the Company as described in the Prospectus have registration rights, pursuant to a registration rights agreement, to require the Company to register for sale any of the securities held by them. These security holders will be entitled to make up to three demands, excluding short form demands, that the Company register such securities for sale under the Securities Act of 1933, as amended (the “Securities Act”). In addition, these security holders have “piggy-back” registration rights to include their securities in other registration statements filed by the Company. However, the registration rights agreement provides that the Company will not permit any registration statement filed under the Securities Act to become effective until termination of the applicable lock-up period, which occurs (i) in the case of the Founder Shares, (A) one year after the completion of the Business Combination or earlier if, subsequent to the Business Combination, the last sales price of the Company’s common stock equals or exceeds $13.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the Business Combination or (B) when the Company consummates a liquidation, merger, stock exchange or other similar transaction after the Company’s Business Combination which results in all of the Company’s stockholders having the right to exchange their shares of common stock for cash, securities or other property, and (ii) in the case of the Sponsor Warrants and the respective common stock underlying such warrants, 30 days after the completion of the Company’s Business Combination. The Company will bear the costs and expenses of filing any such registration statements.

Note 6. Other Related Party Transactions

Administrative Services

The Company has agreed to pay $10,000 a month in total for office space and general and administrative services to Roscomare Ltd., an entity owned and controlled by Harry E. Sloan, the Company’s Chairman and Chief Executive Officer, commencing promptly after the date the Company’s securities were first listed on Nasdaq (May 13, 2011) and terminating upon the earlier of (i) the completion of a Business Combination or (ii) the liquidation of the Company.  $45,806 in payments have been made under this agreement as of September 30, 2011.  The Company has also agreed to pay $15,000 a month to James A. Graf, the Company’s Chief Financial Officer, commencing promptly after the date the Company’s securities were first listed on Nasdaq (May 13, 2011) and terminating upon the earlier of (i) the completion of a Business Combination or (ii) the liquidation of the Company.  The Company has incurred approximately $69,000 under this agreement for the period ended September 30, 2011.

 Note  Payable

The Company issued an unsecured promissory note (the “Note”) to the Sponsor on February 2, 2011 that provided for the Sponsor to advance to the Company, from time to time, up to $200,000 for expenses related to the Public Offering.  The Note was non-interest bearing and was payable on the earlier of August 1, 2011 or the completion of the Public Offering. In the period from February 2, 2011 to September 30, 2011, the Sponsor advanced $140,000 to the Company under the Note in a series of transactions prior to the Public Offering, leaving a total $60,000 as yet undrawn on such date.  The Note was paid in full on May 18, 2011 and no balance remained outstanding as of September 30, 2011.

Note 7.   Trust Account

A total of $189,626,500 of the net proceeds from the Public Offering and the private placement was placed in the Trust Account.

As of September 30, 2011, investment securities in the Company’s Trust Account consist of $189,631,889 in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations.

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

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2011, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves.  Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and includes situations where there is little, if any, market activity for the asset or liability:

Description	September 30, 2011 (unaudited)	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Restricted cash equivalents held in Trust Account	$189,631,889	$189,631,889	$-	$-

Note 9. Income Taxes

The Company has the following deferred tax assets and liabilities at September 30, 2011:

Non-current assets:
Net operating loss carryforwards	$25,000
Amortizable start-up costs	169,000
194,000
Valuation allowance	(194,000)
$—

The Company established a valuation allowance of approximately $194,000 as of September 30, 2011, which fully offsets the deferred tax asset of approximately $194,000.  The deferred tax asset results from applying an effective combined federal and state tax rate of 40% to start-up costs of approximately $422,000 and net operating losses of approximately $63,000. The Company’s net operating losses will expire beginning in 2031.  Effective tax rates differ from statutory rates due to timing differences in the deductibility of expenses and the establishment of the valuation allowance.

Note 10.	Stockholders’ Equity

Common Stock — At September 30, 2011, the authorized common stock of the Company included up to 400,000,000 shares. Holders of the Company’s common stock are entitled to one vote for each share of common stock. At September 30, 2011, there were 23,161,585 shares of common stock outstanding.

Preferred Shares — The Company is authorized to issue 1,000,000 preferred shares with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At September 30, 2011, there were no shares of preferred stock outstanding.

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

Overview

We are a newly organized blank check company formed on February 2, 2011 for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. We are not limited to a particular industry, geographic region or minimum transaction value for purposes of consummating a business combination.  We will seek to capitalize on the substantial deal sourcing, investing and operating expertise of our management team to identify, acquire and operate a business in the media or entertainment sectors, although we may pursue acquisition opportunities in other sectors.  In addition, we will not effect a business combination with another blank check company or a similar company with nominal operations.

Results of Operations

Through September 30, 2011, our efforts have been limited to organizational activities, activities relating to our initial public offering, activities relating to identifying and evaluating prospective acquisition candidates and activities relating to general corporate matters. We have not generated any revenues, other than interest income earned on the proceeds held in the Trust Account.

For the period from February 2, 2011 (inception) through September 30, 2011, we had a net loss of $485,274 and incurred total costs of $11,140,311 in connection with the Company’s Public Offering, of which $6,674,375 of the underwriter fees have been deferred and are contingent upon the closing of a Business Combination.

Liquidity and Capital Resources

On May 18, 2011, we consummated the Public Offering of 18,992,500 units at a price of $10.00 per unit. Simultaneously with the consummation of the Public Offering, we consummated the private sale of 7,000,000 warrants to the Sponsor for $5,250,000. We received net proceeds from the Public Offering and the sale of the Sponsor Warrants of approximately $190,626,500, net of the non-deferred portion of the underwriting commissions of $3,798,500 and offering costs and other expenses of approximately $750,000 ($694,436 of which were incurred from February 2, 2011 through September 30, 2011).  For a description of the proceeds generated in the Public Offering and a discussion of the use of such proceeds, we refer you to Note 2 of the unaudited condensed financial statements included in Part I, Item 1 of this report.

As of September 30, 2011, $189,631,889 was held in the Trust Account (including $6,647,375 of deferred underwriting discounts and commissions, $5,250,000 from the sale of the Sponsor Warrants and $5,389 in accrued interest) and we had cash outside of trust of $605,665 and $68,220 in accounts payable and accrued expenses, including franchise tax payable.  Up to $1,750,000 in interest income on the balance of the Trust Account (net of franchise and income taxes payable) may be available to us to fund our working capital requirements. Through September 30, 2011, the Company had not withdrawn any funds from interest earned on the trust proceeds. Other than the deferred underwriting discounts and commissions, no amounts are payable to the underwriters of the Public Offering in the event of a Business Combination.

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

Trust Account

A total of $189,626,500, including approximately $184,376,500 of the net proceeds from the Public Offering, $5,250,000 from the sale of the Sponsor Warrants and $6,647,375 of deferred underwriting discounts and commissions, was placed in the Trust Account with American Stock Transfer & Trust Company, LLC serving as trustee. The trust proceeds are invested in U.S. government treasury bills with a maturity of 180 days or less or money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. As of September 30, 2011, the balance in the Trust Account was $189,631,889, which includes $5,389 of interest earned since the inception of the Trust Account.

Net Loss per common share

Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period in accordance with FASB ASC 260, “Earnings Per Share”.   Diluted net loss per share is computed by dividing the weighted average number of common shares outstanding, plus to the extent dilutive, the incremental number of shares of common stock to settle warrants issued in the Public Offering and private placement, as calculated using the treasury stock method.   As the Company reported a net loss for the three months ended September 30, 2011 and for the period from February 2, 2011 (date of inception) to September 30, 2011, the effect of the 18,992,500 warrants issued in the Public Offering and 7,000,000 warrants issued in the private placement have not been considered in the diluted loss per ordinary share because their effect would be anti-dilutive.  As a result, dilutive loss per common share is equal to basic loss per common share.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2011. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

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

None.

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
Date: November 14, 2011

/s/ Harry E. Sloan
Name: Harry E. Sloan
Title: Chief Executive Officer (principal executive officer)

/s/ James A. Graf
Name: James A. Graf
Title: Chief Financial Officer (principal financial officer)