Form 10-Q
period 2012-03-31
Global Eagle Acquisition Corp.
filed 2012-05-14
CIK 1512077

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

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

Yes ☑ No ☐

As of May 14, 2012, the registrant had 23,161,585 shares of its common stock, par value $0.0001 per share, outstanding.

GLOBAL EAGLE ACQUISITION CORP.

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION	3
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)	3
Condensed Interim Balance Sheets	3
Condensed Interim Statements of Operations	4
Condensed Interim Statement of Stockholders’ Equity	5
Condensed Interim Statement of Cash Flows	6
Notes to Condensed Interim Financial Statements	7
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	14
Special Note Regarding Forward-Looking Statements	15
Overview	15
Results of Operations	15
Liquidity and Capital Resources	15
Critical Accounting Policies and Estimates	16
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	17
ITEM 4. CONTROLS AND PROCEDURES	17
PART II. OTHER INFORMATION	18
ITEM 1. LEGAL PROCEEDINGS	18
ITEM 1A. RISK FACTORS	18
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	18
ITEM 3. DEFAULTS UPON SENIOR SECURITIES	18
ITEM 4. MINE SAFETY DISCLOSURES	18
ITEM 5. OTHER INFORMATION	18
ITEM 6. EXHIBITS	18

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GLOBAL EAGLE ACQUISITION CORP.

(A Corporation in the Development Stage)

Condensed Interim Balance Sheets

	March 31, 2012 (unaudited)	December 31, 2011
Assets:
Current assets:
Cash	$279,903	$446,281
Prepaid insurance	10,969	31,712
Total current assets	290,872	477,993

Non-current assets:
Investments held in trust	189,637,163	189,634,541
Total assets	$189,928,035	$190,112,534
Liabilities and Stockholders’ Equity:
Current liabilities:
Franchise tax payable	$158,222	$113,222
Accrued operating expenses and accounts payable	141,395	73,567
Total current liabilities	299,617	186,789
Deferred underwriter compensation	6,647,375	6,647,375

Commitment and contingencies:
Common stock subject to possible redemption: 17,826,627 and 17,856,407 shares (at redemption value) as of March 31, 2012 and December 31, 2011 respectively	177,981,042	178,278,367

Stockholders’ equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.0001 par value; 400,000,000 shares authorized; 23,161,585 shares issued and outstanding at March 31, 2012 and December 31, 2011 (including 17,826,627 and 17,856,407 shares at redemption value, respectively)	2,316	2,316

Additional paid-in capital	6,076,329	5,779,006

Deficit accumulated during the development stage	(1,078,644)	(781,319)

Total stockholders’ equity, net	5,000,001	5,000,003
Total liabilities and stockholders’ equity	$189,928,035	$190,112,534

The accompanying notes are an integral part of these condensed interim financial statements.

GLOBAL EAGLE ACQUISITION CORP.
(A Corporation in the Development Stage)

Condensed Interim Statements of Operations

(Unaudited)

	Three Months Ended March 31, 2012	Period from February 2, 2011 (inception) through March 31, 2011	Period from February 2, 2011 (inception) through March 31, 2012

Revenue	$—	$—	$—
General and administrative expenses	299,947	10,117	1,089,307
Loss from operations	(299,947)	(10,117)	(1,089,307)
Other income
Interest income	2,622	—	10,663
Net loss attributable to common shares outstanding	$(297,325)	$(10,117)	$(1,078,644)

Weighted average number of common shares outstanding, basic and diluted	23,161,585	4,417,683	18,519,817
Net loss per common share outstanding, basic and diluted	$(0.01)	$(0.00)	$(0.06)

The accompanying notes are an integral part of these condensed interim financial statements.

GLOBAL EAGLE ACQUISITION CORP.

(A Corporation in the Development Stage)

Condensed Interim Statement of Stockholders’ Equity

For the period from February 2, 2011 (inception) to March 31, 2012

	Common Stock		Additional Paid-in	Deficit Accumulated During the Development	Total Stockholders’
	Shares	Amount	Capital	Stage	Equity
Sale on February 2, 2011 of common stock to Sponsor at $0.01 per share	4,417,683	$442	$24,558	—	$25,000
Sale on May 18, 2011 of 18,992,500 units, net of offering expenses	18,992,500	1,899	189,923,101	—	189,925,000
Forfeiture of common stock issued to Sponsor	(248,598)	(25)	25	—	—
Proceeds subject to possible redemption of 17,856,407 shares	—	—	(178,278,367)	—	(178,278,367)
Underwriters’ discount and offering expenses	—	—	(11,140,311)	—	(11,140,311)
Proceeds from private placement of 7,000,000 warrants on May 18, 2011	—	—	5,250,000	—	5,250,000
Net loss attributable to stockholders for the period ended December 31, 2011				(781,319)	(781,319)
Balances as of December 31, 2011	23,161,585	$2,316	$5,779,006	$(781,319)	$5,000,003
Net loss attributable to stockholders for the three month period ended March 31, 2012 (unaudited)	—	—	—	(297,325)	(297,325)
Change in shares subject to possible redemption to 17,826,627 shares (unaudited)	—	—	297,323	—	297,323
Balances as of March 31, 2012 (unaudited)	23,161,585	$2,316	$6,076,329	$(1,078,644)	$5,000,001

The accompanying notes are an integral part of these condensed interim financial statements.

GLOBAL EAGLE ACQUISITION CORP.

(A Corporation in the Development Stage)

Condensed Interim Statement of Cash Flows

(Unaudited)

	Three Months Ended March 31, 2012	Period from February 2, 2011 (inception) through March 31, 2011	Period from February 2, 2011 (inception) through March 31, 2012
Cash Flows From Operating Activities:
Net loss	$(297,325)	$(10,117)	$(1,078,644)
Adjustments to reconcile net loss to net cash used in operating activities:
Prepaid insurance	20,744	-	(10,969)
Franchise tax payable	45,000	-	158,222
Accrued expenses and accounts payable	67,825	10,000	141,393
Net cash used in operating activities	(163,756)	(117)	(789,998)

Cash Flows from Investing Activities:
Principal deposited in Trust Account	-	-	(189,626,500)
Interest reinvested into Trust Account	(2,622)	-	(10,663)
Net cash used in investing activities	(2,622)	-	(189,637,163)

Cash Flows from Financing Activities:
Proceeds from sale of common stock to Sponsor	-	25,000	25,000
Proceeds from note payable to Sponsor	-	75,000	140,000
Net proceeds from Public Offering, after payment of upfront underwriting fee	-	-	186,126,500
Net proceeds from private placement	-	-	5,250,000
Repayment of Sponsor note	-	-	(140,000)
Payment of offering expenses	-	(87,650)	(694,436)
Net cash provided by financing activities		12,350	190,707,064
Increase in cash during period	(166,378)	12,233	279,903
Cash at beginning of period	446,281	-	-
Cash at end of period	$279,903	$12,233	$279,903
Supplemental Disclosure of Non-Cash Financing Activities:
Deferred underwriting compensation	$6,647,375	$-	$6,647,375
Accrued offering costs	$-	$106,672	$-

The accompanying notes are an integral part of these condensed interim financial statements.

GLOBAL EAGLE ACQUISITION CORP.

(A Corporation in the Development Stage)

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

(Unaudited)

Note 1. Interim Financial Information

The accompanying unaudited interim financial statements of Global Eagle Acquisition Corp. (the “Company”) should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 28, 2012. The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, since they are interim statements, the accompanying financial statements do not include all of the information, notes and disclosures required by GAAP for a complete financial statement presentation. In the opinion of management, the interim financial statements reflect all adjustments consisting of normal, recurring adjustments that are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. Interim results are not necessarily indicative of results for a full year.

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

Liquidation

If the Company does not consummate a Business Combination within 21 months from the closing of the Public Offering (February 18, 2013), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest but net of franchise and income taxes payable (less up to $100,000 of such net interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and subject to the requirement that any refund of income taxes that were paid from the Trust Account which is received after such redemption shall be distributed to the former Public Stockholders, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

In the event of liquidation, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the price per unit sold in the Public Offering (assuming no value is attributed to the warrants contained in the units offered in the Public Offering discussed in Note 4).

Going Concern

In the event that the Company does not consummate a Business Combination by February 18, 2013, the proceeds held in the Trust Account will be distributed to the Company’s public stockholders. The potential mandatory liquidation raises substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that may be necessary if the Company is unable to continue as a going concern.

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

Net Loss Per Share

Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period in accordance with FASB ASC 260, “Earnings Per Share”. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding, plus to the extent dilutive, the incremental number of shares of common stock to settle warrants issued in the Public Offering and private placement, as calculated using the treasury stock method. As the Company reported a net loss for all periods presented, the effect of the 18,992,500 warrants issued in the Public Offering and 7,000,000 warrants issued in the private placement have not been considered in the diluted loss per ordinary share because their effect would be anti-dilutive. As a result, dilutive loss per common share is equal to basic loss per common share.

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

The Company is required to determine whether its tax positions are more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with the relevant taxing authority. De-recognition of a tax benefit previously recognized results in the Company recording a tax liability that reduces ending retained earnings. Based on its analysis, the Company has determined that it has not incurred any liability for unrecognized tax benefits as of March 31, 2012 and December 31, 2011. The Company's conclusions may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analyses of and changes to tax laws, regulations and interpretations thereof. The Company has been subject to income tax examinations by major taxing authorities since inception.

The Company recognizes interest and penalties related to unrecognized tax benefits in interest expense and other expenses, respectively. No interest expense or penalties have been recognized as of and for the quarterly period ended March 31, 2012 and 2011 or the period from February 2, 2011 (inception) to March 31, 2012.

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

At March 31, 2012 and December 31, 2011, 17,826,627 and 17,856,407, respectively, of the 18,992,500 Public Shares were classified outside of permanent equity at their redemption value. The redemption value is equal to the pro rata share of the aggregate amount then on deposit in the Trust Account, including interest but less taxes payable.

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

Public Warrant Terms and Conditions

Exercise conditions — Each Public Warrant entitles the holder to purchase from the Company one share of common stock at an exercise price of $11.50 per share commencing on the later of: (i) 30 days after the consummation of a Business Combination, or (ii) 12 months from the date of the prospectus for the Public Offering, provided that the Company has an effective registration statement covering the shares of common stock issuable upon exercise of the Public Warrants (or the Public Warrants are exercisable on a cashless basis) and such shares are registered or qualified under the securities laws of the state of the exercising holder. The Public Warrants expire five years from the date of the prospectus for the Public Offering, unless earlier redeemed. The Public Warrants are redeemable in whole and not in part at a price of $0.01 per warrant upon a minimum of 30 days’ notice after the warrants become exercisable, only in the event that the last sale price of the common stock exceeds $17.50 per share for any 20 trading days within a 30-trading day period. If the Public Warrants are redeemed by the Company, management will have the option to require all holders that wish to exercise warrants to do so on a cashless basis.

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

Underwriting Discount

The Company paid an underwriting discount of 2.0% of the public unit offering price to the underwriters at the closing of the Public Offering and is committed to pay to the underwriters an additional fee of 3.5% of the gross offering proceeds payable upon the Company’s consummation of a Business Combination. Such amount is reflected as deferred offering compensation of $6,647,375 on the consolidated balance sheets. The underwriters will not be entitled to any interest accrued on the deferred discount.

Note 5. Related Party Transactions

Founder Shares — In February 2011, the Sponsor purchased 4,417,683 shares of common stock (the "Founder Shares") for an aggregate purchase price of $25,000, or approximately $0.01 per share. Subsequently, in March 2011, the Sponsor transferred an aggregate of 44,176 Founder Shares to Dennis A. Miller and James M. McNamara and in May 2012, the Sponsor transferred an aggregate of 10,000 Founder Shares to Cole A. Sirucek (together with the Sponsor, the "Initial Stockholders"), in the case of Dennis A. Miller and James M. McNamara each of whom agreed to serve on the Company's board of directors upon the closing of the Public Offering and in the case of Cole A. Sirucek who agreed to serve on the Company's board of directors as of May 2012.

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

Registration Rights — The holders of the Founder Shares, Sponsor Warrants and warrants that may be issued upon conversion of working capital loans which may be made to the Company as described in the prospectus for the Public Offering have registration rights, pursuant to a registration rights agreement, to require the Company to register for sale any of the securities held by them. These security holders will be entitled to make up to three demands, excluding short form demands, that the Company register such securities for sale under the Securities Act of 1933, as amended (the “Securities Act”). In addition, these security holders have “piggy-back” registration rights to include their securities in other registration statements filed by the Company. However, the registration rights agreement provides that the Company will not permit any registration statement filed under the Securities Act to become effective until termination of the applicable lock-up period, which occurs (i) in the case of the Founder Shares, (A) one year after the completion of the Business Combination or earlier if, subsequent to the Business Combination, the last sales price of the Company’s common stock equals or exceeds $13.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the Business Combination or (B) when the Company consummates a liquidation, merger, stock exchange or other similar transaction after the Company’s Business Combination which results in all of the Company’s stockholders having the right to exchange their shares of common stock for cash, securities or other property, and (ii) in the case of the Sponsor Warrants and the respective common stock underlying such warrants, 30 days after the completion of the Company’s Business Combination. The Company will bear the costs and expenses of filing any such registration statements.

Note 6. Other Related Party Transactions

Administrative Services

The Company has agreed to pay $10,000 a month in total for office space and general and administrative services to Roscomare Ltd., an entity owned and controlled by Harry E. Sloan, the Company’s Chairman and Chief Executive Officer, commencing promptly after the date the Company’s securities were first listed on Nasdaq (May 13, 2011) and terminating upon the earlier of (i) the completion of a Business Combination or (ii) the liquidation of the Company. The Company has incurred or accrued approximately $30,000 under this agreement for the three-month period ended March 31, 2012 and approximately $106,000 for the period from February 2, 2011 (inception) to March 31, 2012, prior to approximately $44,000 in offsets paid to the Company by Roscomare Ltd. for sharing of certain expenses. The Company has also agreed to pay $15,000 a month to James A. Graf, the Company’s Chief Financial Officer, commencing promptly after the date the Company’s securities were first listed on Nasdaq (May 13, 2011) and terminating upon the earlier of (i) the completion of a Business Combination or (ii) the liquidation of the Company. The Company has incurred or accrued approximately $45,000 under this agreement for the three-month period ended March 31, 2012 and $159,000 for the period from February 2, 2011 (inception) to March 31, 2012.

Note Payable

The Company issued an unsecured promissory note (the “Note”) to the Sponsor on February 2, 2011 that provided for the Sponsor to advance to the Company, from time to time, up to $200,000 for expenses related to the Public Offering. The Note was non-interest bearing and was payable on the earlier of August 1, 2011 or the completion of the Public Offering. In the period from February 2, 2011 (inception) to March 31, 2012, the Sponsor advanced $140,000 to the Company under the Note in a series of transactions prior to the Public Offering, leaving a total $60,000 as yet undrawn on such date. The Note was paid in full on May 18, 2011 and no balance remained outstanding as of March 31, 2012 and December 31, 2011.

Note 7. Trust Account

A total of $189,626,500 of the net proceeds from the Public Offering and the private placement was placed in the Trust Account.

As of March 31, 2012 and December 31, 2011, investment securities in the Company’s Trust Account consist of $189,637,163 and $189,634,541, respectively, in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations.

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

The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2012 and December 31, 2011, and indicate the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and includes situations where there is little, if any, market activity for the asset or liability:

Description	March 31, 2012 (unaudited)	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Restricted cash equivalents held in Trust Account	$189,637,163	$189,637,163	$-	$-

Description	December 31, 2011	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Restricted cash equivalents held in Trust Account	$189,634,541	$189,634,541	$-	$-

Note 9. Stockholders’ Equity

Common Stock — At March 31, 2012, the authorized common stock of the Company included up to 400,000,000 shares. Holders of the Company’s common stock are entitled to one vote for each share of common stock. At March 31, 2012 and December 31, 2011, there were 23,161,585 shares of common stock outstanding.

Preferred Shares — The Company is authorized to issue 1,000,000 preferred shares with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At March 31, 2012 and December 31, 2011, there were no shares of preferred stock outstanding.

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

Results of Operations

Through March 31, 2012, our efforts have been limited to organizational activities, activities relating to our initial public offering, activities relating to identifying and evaluating prospective acquisition candidates and activities relating to general corporate matters. We have not generated any revenues, other than interest income earned on the proceeds held in the Trust Account.

For the three-month period ended March 31, 2012, we had a net loss of $297,325. For the period from February 2, 2011 (inception) through March 31, 2011, we had a net loss of $10,117. For the period from February 2, 2011 (inception) through March 31, 2012, we had a net loss of $1,078,644 and incurred total costs of approximately $11,140,000 in connection with the Company’s Public Offering of which $6,647,375 of the underwriter fees have been deferred and are contingent upon the closing of a Business Combination.

Liquidity and Capital Resources

On May 18, 2011, we consummated the Public Offering of 18,992,500 units at a price of $10.00 per unit. Simultaneously with the consummation of the Public Offering, we consummated the private sale of 7,000,000 warrants to the Sponsor for $5,250,000. We received net proceeds from the Public Offering and the sale of the Sponsor Warrants of approximately $190,626,500, net of the non-deferred portion of the underwriting commissions of $3,798,500 and offering costs and other expenses of approximately $750,000. For a description of the proceeds generated in the Public Offering and a discussion of the use of such proceeds, we refer you to Note 2 of the unaudited condensed financial statements included in Part I, Item 1 of this report.

As of March 31, 2012, $189,637,163 was held in the Trust Account (including $6,647,375 of deferred underwriting discounts and commissions, $5,250,000 from the sale of the Sponsor Warrants and $0 in accrued interest) and we had cash outside of trust of $279,903 and $299,617 in accounts payable and accrued expenses, including franchise tax payable. Up to $1,750,000 in interest income on the balance of the Trust Account (net of franchise and income taxes payable) may be available to us to fund our working capital requirements. Through March 31, 2012, the Company had not withdrawn any funds from interest earned on the trust proceeds. Other than the deferred underwriting discounts and commissions, no amounts are payable to the underwriters of the Public Offering in the event of a Business Combination.

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

Trust Account

A total of $189,626,500, including approximately $184,376,500 of the net proceeds from the Public Offering, $5,250,000 from the sale of the Sponsor Warrants and $6,647,375 of deferred underwriting discounts and commissions, was placed in the Trust Account with American Stock Transfer & Trust Company, LLC serving as trustee. The trust proceeds are invested in U.S. government treasury bills with a maturity of 180 days or less or money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. As of March 31, 2012, the balance in the Trust Account was $189,637,163, which includes $10,663 of interest earned since the inception of the Trust Account.

Net Loss per common share

Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period in accordance with FASB ASC 260, “Earnings Per Share”. Diluted net loss per share is computed by dividing the weighted average number of common shares outstanding, plus to the extent dilutive, the incremental number of shares of common stock to settle warrants issued in the Public Offering and private placement, as calculated using the treasury stock method. As the Company reported a net loss for the three months ended March 31, 2012 and for the period from February 2, 2011 (date of inception) to March 31, 2012, the effect of the 18,992,500 warrants issued in the Public Offering and 7,000,000 warrants issued in the private placement have not been considered in the diluted loss per ordinary share because their effect would be anti-dilutive. As a result, dilutive loss per common share is equal to basic loss per common share.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2012. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Factors that could cause our actual results to differ materially from the results in this report include any of the factors described in our Annual Report on Form 10-K filed with the SEC on March 28, 2012. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this report, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K filed with the SEC on March 28, 2012, except we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

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
Date: May 14, 2012

/s/ Harry E. Sloan
Name: Harry E. Sloan
Title: Chief Executive Officer (principal executive officer)

/s/ James A. Graf
Name: James A. Graf
Title: Chief Financial Officer (principal financial officer)

