Form 10-Q
period 2012-06-30
Global Eagle Acquisition Corp.
filed 2012-08-07
CIK 1512077

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

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

Yes ☑ No ☐

As of August 3, 2012, the registrant had 23,161,585 shares of its common stock, par value $0.0001 per share, outstanding.

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

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GLOBAL EAGLE ACQUISITION CORP.

(A Corporation in the Development Stage)

Condensed Interim Balance Sheets

	June 30, 2012	December 31, 2011
	(unaudited)
Assets:
Current assets:
Cash	$132,862	$446,281
Prepaid insurance	-	31,712
Total current assets	132,862	477,993

Non-current assets:
Investments held in trust	189,639,786	189,634,541
Total assets	$189,772,648	$190,112,534

Liabilities and Stockholders’ Equity:
Current liabilities:
Accrued operating expenses and accounts payable	$260,840	$73,567
Franchise tax payable	203,222	113,222
Total current liabilities	464,062	186,789
Deferred underwriter compensation	6,647,375	6,647,375

Commitment and contingencies:
Common stock subject to possible redemption: 17,794,592 and 17,856,407 shares (at redemption value) as of June 30, 2012 and December 31, 2011, respectively	177,661,208	178,278,367

Stockholders’ equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.0001 par value; 400,000,000 shares authorized; 5,366,993 and 5,305,178 shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively (excluding 17,794,592 and 17,856,407 shares subject to possible redemption, respectively)	536	530

Additional paid-in capital	6,397,947	5,780,792

Deficit accumulated during the development stage	(1,398,480)	(781,319)

Total stockholders’ equity, net	5,000,003	5,000,003
Total liabilities and stockholders’ equity	$189,772,648	$190,112,534

The accompanying notes are an integral part of these condensed interim financial statements.

GLOBAL EAGLE ACQUISITION CORP.
(A Corporation in the Development Stage)

Condensed Interim Statements of Operations

(Unaudited)

	Three Months Ended June 30, 2012	Three Months Ended June 30, 2011	Six Months Ended June 30, 2012	Period from February 2, 2011 (inception) through June 30, 2011	Period from February 2, 2011 (inception) through June 30, 2012

Revenue	$—	$—	$—	$—	$—
General and administrative expenses	322,459	164,238	622,406	174,355	1,411,766
Loss from operations	(322,459)	(164,238)	(622,406)	(174,355)	(1,411,766)
Other income
Interest income	2,623	1,842	5,245	1,842	13,286
Net loss attributable to common shares outstanding	$(319,836)	$(162,396)	$(617,161)	$(172,513)	$(1,398,480)

Weighted average number of common shares outstanding, basic and diluted	5,335,310	4,752,050	5,320,408	4,657,093	5,107,165
Net loss per common share outstanding, basic and diluted	$(0.06)	$(0.03)	$(0.12)	$(0.04)	$(0.27)

The accompanying notes are an integral part of these condensed interim financial statements.

GLOBAL EAGLE ACQUISITION CORP.

(A Corporation in the Development Stage)

Condensed Interim Statement of Stockholders’ Equity

For the period from February 2, 2011 (inception) to June 30, 2012

	Common Stock		Additional Paid-in	Deficit Accumulated During the Development	Total Stockholders’
	Shares	Amount	Capital	Stage	Equity
Sale on February 2, 2011 of common stock to Sponsor at $0.01 per share	4,417,683	$442	$24,558	$—	$25,000
Sale on May 18, 2011 of 18,992,500 units, net of offering expenses	18,992,500	1,899	189,923,101	—	189,925,000
Forfeiture of common stock issued to Sponsor	(248,598)	(25)	25	—	—
Proceeds subject to possible redemption of 17,856,407 shares on December 31, 2011	(17,856,407)	(1,786)	(178,276,581)	—	(178,278,367)
Underwriters’ discount and offering expenses	—	—	(11,140,311)	—	(11,140,311)
Proceeds from private placement of 7,000,000 warrants on May 18, 2011	—	—	5,250,000	—	5,250,000
Net loss attributable to stockholders for the period ended December 31, 2011				(781,319)	(781,319)
Balances as of December 31, 2011	5,305,178	$530	$5,780,792	$(781,319)	$5,000,003
Net loss attributable to stockholders for the six month period ended June 30, 2012 (unaudited)	—	—	—	(617,161)	(617,161)
Decrease in carrying amount of redeemable shares to 17,494,592 at June 30, 2012 (unaudited)	61,815	6	617,155	—	617,161
Balances as of June 30, 2012 (unaudited)	5,366,993	$536	$6,397,947	$(1,398,480)	$5,000,003

The accompanying notes are an integral part of these condensed interim financial statements.

GLOBAL EAGLE ACQUISITION CORP.

(A Corporation in the Development Stage)

Condensed Interim Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30, 2012	Period from February 2, 2011 (inception) through June 30, 2011	Period from February 2, 2011 (inception) through June 30, 2012
Cash Flows from Operating Activities:
Net loss	$(617,161)	$(172,513)	$(1,398,480)
Adjustments to reconcile net loss to net cash used in operating activities:
Prepaid insurance	31,713	(73,200)	-
Franchise tax payable	90,000	23,220	203,222
Accrued expenses and accounts payable	187,274	-	260,842
Net cash used in operating activities	(308,174)	(222,493)	(934,416)

Cash Flows from Investing Activities:

Principal deposited in Trust Account	-	(189,626,500)	(189,626,500)
Interest reinvested into Trust Account	(5,245)	(1,842)	(13,286)

Net cash used in investing activities	(5,245)	(189,628,342)	(189,639,786)

Cash Flows from Financing Activities:
Proceeds from sale of common stock to Sponsor	-	25,000	25,000
Proceeds from note payable to Sponsor	-	140,000	140,000
Net proceeds from Public Offering, after payment of upfront underwriting fee	-	186,126,500	186,126,500
Net proceeds from private placement	-	5,250,000	5,250,000
Repayment of Sponsor note	-	(140,000)	(140,000)
Payment of offering expenses	-	(678,394)	(694,436)
Net cash provided by financing activities		190,723,106	190,707,064

Increase (decrease) in cash during period	(313,419)	872,271	132,862
Cash at beginning of period	446,281	-	-
Cash at end of period	$132,862	$872,271	$132,862

Supplemental Disclosure of Non-Cash Financing Activities:
Deferred underwriting compensation	$-	$6,647,375	$6,647,375
Accrued offering costs	$-	$16,042	$-

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

Except for a portion of interest income earned on the Trust Account balance that may be released to the Company to pay any taxes on such interest and up to $1.75 million to fund working capital requirements, and any amounts necessary for the Company to purchase up to 50% of the Company’s public shares if the Company seeks stockholder approval of the Business Combination, none of the funds held in the Trust Account will be released until the earlier of: (i) the consummation of the Business Combination; or (ii) the redemption of 100% of the shares of common stock, par value $0.0001 per share, included in the units sold in the Public Offering (“Public Shares”) if the Company is unable to consummate a Business Combination within 21 months from the closing of the Public Offering (subject to the requirements of law).

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

Net Loss Per Share

Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period in accordance with FASB ASC 260, “Earnings Per Share”. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding, plus to the extent dilutive, the incremental number of shares of common stock to settle warrants issued in the Public Offering and private placement, as calculated using the treasury stock method. As the Company reported a net loss for the six months ended June 30, 2012 and for all periods presented, the effect of the 18,992,500 warrants issued in the Public Offering and 7,000,000 warrants issued in the private placement have not been considered in the diluted loss per ordinary share because their effect would be anti-dilutive. As a result, dilutive loss per common share is equal to basic loss per common share.

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

Reclassifications

Certain reclassifications have been made to amounts previously reported for 2011 to conform with the 2012 presentation. Such reclassifications have no effect on previously reported net income (loss).

Income Taxes

Deferred income taxes are provided for the differences between the bases of assets and liabilities for financial reporting and income tax purposes. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized.

The Company is required to determine whether its tax positions are more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with the relevant taxing authority. De-recognition of a tax benefit previously recognized results in the Company recording a tax liability that reduces ending retained earnings. Based on its analysis, the Company has determined that it has not incurred any liability for unrecognized tax benefits as of June 30, 2012 and December 31, 2011. The Company's conclusions may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analyses of and changes to tax laws, regulations and interpretations thereof. The Company has been subject to income tax examinations by major taxing authorities since inception.

The Company recognizes interest and penalties related to unrecognized tax benefits in interest expense and other expenses, respectively. No interest expense or penalties have been recognized as of and for the quarterly period ended June 30, 2012 and 2011 or the period from February 2, 2011 (inception) to June 30, 2012 and 2011.

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

The Company is incorporated in the State of Delaware and is therefore required to pay franchise taxes to the State of Delaware on an annual basis.

Redeemable Shares of Common Stock

All of the 18,992,500 Public Shares contain a redemption feature which allows for the redemption of such shares of common stock under provisions of the Company's Amended and Restated Certificate of Incorporation. In accordance with ASC 480, redemption provisions not solely within the control of the Company require the security to be classified outside of permanent equity.  Ordinary liquidation events, which involve the redemption and liquidation of all of the entity's equity instruments, are excluded from the provisions of ASC 480. Although the Company does not specify a maximum redemption threshold, its Amended and Restated Certificate of Incorporation provides that in no event will the Company redeem any of its Public Shares if the aggregate amount of such redemption requests would cause its net tangible assets (shareholders' equity) to be less than $5,000,001.

The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of the security to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable shares of common stock are affected by charges against common stock and paid-in capital.

At June 30, 2012 and December 31, 2011, 17,794,592 and 17,856,407, respectively, of the 18,992,500 Public Shares were classified outside of permanent equity at their redemption value. The redemption value is equal to the pro rata share of the aggregate amount then on deposit in the Trust Account, including interest exceeding $1.75 million that the Company may withdraw for working capital purposes but less taxes payable. For all periods presented, the pro rata redemption amount was approximately $9.98.

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

Underwriting Discount

The Company paid an underwriting discount of 2.0% of the public unit offering price to the underwriters at the closing of the Public Offering and is committed to pay to the underwriters an additional fee of 3.5% of the gross offering proceeds payable upon the Company’s consummation of a Business Combination. Such amount is reflected as deferred offering compensation of $6,647,375 on the condensed interim balance sheets. The underwriters will not be entitled to any interest accrued on the deferred discount.

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

Note 6. Other Related Party Transactions

Administrative Services

The Company has agreed to pay $10,000 a month in total for office space and general and administrative services to Roscomare Ltd., an entity owned and controlled by Harry E. Sloan, the Company’s Chairman and Chief Executive Officer, commencing promptly after the date the Company’s securities were first listed on Nasdaq (May 13, 2011) and terminating upon the earlier of (i) the completion of a Business Combination or (ii) the liquidation of the Company. The Company has incurred or accrued approximately $30,000 under this agreement for the three-month period ended June 30, 2012, approximately $16,000 for the three-month period ended June 30, 2011, approximately $60,000 for the six-month period ended June 30, 2012, approximately $16,000 for the period from February 2, 2011 (inception) to June 30, 2011 and approximately $136,000 for the period from February 2, 2011 (inception) to June 30, 2012, prior to approximately $56,000 in offsets paid to the Company by Roscomare Ltd. for sharing of certain expenses. The Company has also agreed to pay $15,000 a month to James A. Graf, the Company’s Chief Financial Officer, commencing promptly after the date the Company’s securities were first listed on Nasdaq (May 13, 2011) and terminating upon the earlier of (i) the completion of a Business Combination or (ii) the liquidation of the Company. The Company has incurred or accrued approximately $45,000 under this agreement for the three-month period ended June 30, 2012, approximately $24,000 under this agreement for the three-month period ended June 30, 2011, approximately $90,000 for the six-month period ended June 30, 2012, approximately $24,000 for the period from February 2, 2011 (inception) to June 30, 2011 and $204,000 for the period from February 2, 2011 (inception) to June 30, 2012.

Note Payable

The Company issued an unsecured promissory note (the “Note”) to the Sponsor on February 2, 2011 that provided for the Sponsor to advance to the Company, from time to time, up to $200,000 for expenses related to the Public Offering. The Note was non-interest bearing and was payable on the earlier of August 1, 2011 or the completion of the Public Offering. In the period from February 2, 2011 (inception) to June 30, 2012, the Sponsor advanced $140,000 to the Company under the Note in a series of transactions prior to the Public Offering, leaving a total $60,000 as yet undrawn on such date. The Note was paid in full on May 18, 2011 and no balance remained outstanding as of June 30, 2012 and December 31, 2011.

Note 7. Trust Account

A total of $189,626,500 of the net proceeds from the Public Offering and the private placement was placed in the Trust Account.

As of June 30, 2012 and December 31, 2011, investment securities in the Company’s Trust Account consist of $189,639,786 and $189,634,541, respectively, in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations.

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

The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2012 and December 31, 2011, and indicate the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and includes situations where there is little, if any, market activity for the asset or liability:

Description	June 30, 2012 (unaudited)	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Restricted cash equivalents held in Trust Account	$189,639,786	$189,639,786	$-	$-

Description	December 31, 2011	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Restricted cash equivalents held in Trust Account	$189,634,541	$189,645,541	$-	$-

Note 9. Stockholders’ Equity

Common Stock — At June 30, 2012, the authorized common stock of the Company included up to 400,000,000 shares. Holders of the Company’s common stock are entitled to one vote for each share of common stock. At June 30, 2012 and December 31, 2011, there were 5,366,993 and 5,305,178 shares of common stock outstanding, excluding 17,794,592 and 17,856,407 shares at redemption value, respectively.

Preferred Shares — The Company is authorized to issue 1,000,000 preferred shares with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At June 30, 2012 and December 31, 2011, there were no shares of preferred stock outstanding.

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

Results of Operations

Through June 30, 2012, our efforts have been limited to organizational activities, activities relating to our initial public offering, activities relating to identifying and evaluating prospective acquisition candidates and activities relating to general corporate matters. We have not generated any revenues, other than interest income earned on the proceeds held in the Trust Account.

For the three-month period ended June 30, 2012, we had a net loss of $319,836, for the three-month period ended June 30, 2011, we had a net loss of $162,396, for the six-month period ended June 30, 2012, we had a net loss of $617,161 and for the period from February 2, 2011 (inception) through June 30, 2011, we had a net loss of $172,513. For the period from February 2, 2011 (inception) through June 30, 2012, we had a net loss of $1,398,480 and incurred total costs of approximately $11,140,000 in connection with the Company’s Public Offering of which $6,647,375 of the underwriter fees have been deferred and are contingent upon the closing of a Business Combination.

Liquidity and Capital Resources

On May 18, 2011, we consummated the Public Offering of 18,992,500 units at a price of $10.00 per unit. Simultaneously with the consummation of the Public Offering, we consummated the private sale of 7,000,000 warrants to the Sponsor for $5,250,000. We received net proceeds from the Public Offering and the sale of the Sponsor Warrants of approximately $190,626,500, net of the non-deferred portion of the underwriting commissions of $3,798,500 and offering costs and other expenses of approximately $750,000. For a description of the proceeds generated in the Public Offering and a discussion of the use of such proceeds, we refer you to Note 2 of the unaudited condensed interim financial statements included in Part I, Item 1 of this report.

As of June 30, 2012, $189,639,786 was held in the Trust Account (including $6,647,375 of deferred underwriting discounts and commissions, $5,250,000 from the sale of the Sponsor Warrants and $0 in accrued interest) and we had cash outside of trust of $132,862 and $464,062 in accounts payable and accrued expenses, including franchise tax payable. Up to $1,750,000 in interest income on the balance of the Trust Account (net of franchise and income taxes payable) may be available to us to fund our working capital requirements. Through June 30, 2012, the Company had not withdrawn any funds from interest earned on the trust proceeds. Other than the deferred underwriting discounts and commissions, no amounts are payable to the underwriters of the Public Offering in the event of a Business Combination.

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

Trust Account

A total of $189,626,500, including approximately $184,376,500 of the net proceeds from the Public Offering, $5,250,000 from the sale of the Sponsor Warrants and $6,647,375 of deferred underwriting discounts and commissions, was placed in the Trust Account with American Stock Transfer & Trust Company, LLC serving as trustee. The trust proceeds are invested in U.S. government treasury bills with a maturity of 180 days or less or money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. As of June 30, 2012, the balance in the Trust Account was $189,639,786, which includes $13,286 of interest earned since the inception of the Trust Account.

Net Loss per Common Share

Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period in accordance with FASB ASC 260, “Earnings Per Share”. Diluted net loss per share is computed by dividing the weighted average number of common shares outstanding, plus to the extent dilutive, the incremental number of shares of common stock to settle warrants issued in the Public Offering and private placement, as calculated using the treasury stock method. As the Company reported a net loss for the six months ended June 30, 2012 and for the period from February 2, 2011 (date of inception) to June 30, 2012, the effect of the 18,992,500 warrants issued in the Public Offering and 7,000,000 warrants issued in the private placement have not been considered in the diluted loss per ordinary share because their effect would be anti-dilutive. As a result, dilutive loss per common share is equal to basic loss per common share.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2012. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

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
Date: August 7, 2012

/s/ Harry E. Sloan
Name: Harry E. Sloan
Title: Chief Executive Officer (principal executive officer)

/s/ James A. Graf
Name: James A. Graf
Title: Chief Financial Officer (principal financial officer)
19