Form 10-Q
period 2012-09-30
Global Eagle Acquisition Corp.
filed 2012-11-15
CIK 1512077

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

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

Yes ☑ No ☐

As of November 1, 2012, the registrant had 23,161,585 shares of its common stock, par value $0.0001 per share, outstanding.

GLOBAL EAGLE ACQUISITION CORP.

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION	3
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)	3
Condensed Interim Balance Sheets	3
Condensed Interim Statements of Operations	4
Condensed Interim Statement of Stockholders’ Equity	5
Condensed Interim Statement of Cash Flows	6
Notes to Condensed Interim Financial Statements	7
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	15
Special Note Regarding Forward-Looking Statements	15
Overview	15
Results of Operations	16
Liquidity and Capital Resources	16
Critical Accounting Policies and Estimates	17
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	18
ITEM 4. CONTROLS AND PROCEDURES	18
PART II. OTHER INFORMATION	19
ITEM 1. LEGAL PROCEEDINGS	19
ITEM 1A. RISK FACTORS	19
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	19
ITEM 3. DEFAULTS UPON SENIOR SECURITIES	19
ITEM 4. MINE SAFETY DISCLOSURES	19
ITEM 5. OTHER INFORMATION	19
ITEM 6. EXHIBITS	20

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GLOBAL EAGLE ACQUISITION CORP.

(A Corporation in the Development Stage)

Condensed Interim Balance Sheets

Assets:	September 30, 2012 (unaudited)	December 31, 2011
Current assets:
Cash
Prepaid insurance	$167,307	$446,281
Total current assets	-	31,712
	167,307	477,993
Non-current assets:
Investments held in trust	189,642,437	189,634,541
Total assets	$189,809,744	$190,112,534
Liabilities and Stockholders’ Equity:
Current liabilities:
Accrued operating expenses and accounts payable	$362,687	$73,567
Sponsor loan	250,000	-
Franchise tax payable	248,222	113,222
Total current liabilities	860,909	186,789
Deferred underwriter compensation	6,647,375	6,647,375
Commitment and contingencies:
Common stock subject to possible redemption: 17,758,559 and 17,856,407 shares (at redemption value) as of September 30, 2012 and December 31, 2011 respectively	177,301,453	178,278,367

Stockholders’ equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.0001 par value; 400,000,000 shares authorized; 5,403,026 and 5,305,178 shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively (excluding 17,758,559 and 17,856,407 shares subject to redemption, respectively)	540	530

Additional paid-in capital	6,757,696	5,780,792
Deficit accumulated during the development stage	(1,758,229)	(781,319)

Total stockholders’ equity, net	5,000,007	5,000,003
Total liabilities and stockholders’ equity	$189,809,744	$190,112,534

The accompanying notes are an integral part of these condensed interim financial statements.

GLOBAL EAGLE ACQUISITION CORP.
(A Corporation in the Development Stage)

Condensed Interim Statements of Operations

(Unaudited)

	Three Months Ended September 30, 2012	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2012	Period from February 2, 2011 (inception) through September 30, 2011	Period from February 2, 2011 (inception) through September 30, 2012

Revenue	$—	$—	$—	$—	$—
General and administrative expenses	362,401	316,308	984,807	490,663	1,774,166
Loss from operations	(362,401)	(316,308)	(984,807)	(490,663)	(1,774,166)
Other income
Interest income	2,652	3,547	7,897	5,389	15,937
Net loss attributable to common shares outstanding	$(359,749)	$(312,761)	$(976,910)	$(485,274)	$(1,758,229)

Weighted average number of common shares outstanding, basic and diluted	5,367,385	5,245,222	5,336,181	4,881,541	5,146,605
Net loss per common share outstanding, basic and diluted	$(0.07)	$(0.06)	$(0.18)	$(0.10)	$(0.34)

The accompanying notes are an integral part of these condensed interim financial statements.

GLOBAL EAGLE ACQUISITION CORP.

(A Corporation in the Development Stage)

Condensed Interim Statement of Stockholders’ Equity

For the period from February 2, 2011 (inception) to September 30, 2012

	Common Stock		Additional Paid-in	Deficit Accumulated During the Development	Total Stockholders’
	Shares	Amount	Capital	Stage	Equity
Sale on February 2, 2011 of common stock to Sponsor at $0.01 per share	4,417,683	$442	$24,558	—	$25,000
Sale on May 18, 2011 of 18,992,500 units, net of offering expenses	18,992,500	1,899	189,923,101	—	189,925,000
Forfeiture of common stock issued to Sponsor	(248,598)	(25)	25	—	—
Proceeds subject to possible redemption of 17,856,407 shares on December 31, 2011	(17,856,407)	(1,786)	(178,276,581)	—	(178,278,367)
Underwriters’ discount and offering expenses	—	—	(11,140,311)	—	(11,140,311)
Proceeds from private placement of 7,000,000 warrants on May 18, 2011	—	—	5,250,000	—	5,250,000
Net loss attributable to stockholders for the period ended December 31, 2011				(781,319)	(781,319)
Balances as of December 31, 2011	5,305,178	$530	$5,780,792	$(781,319)	$5,000,003
Net loss attributable to stockholders for the nine month period ended September 30, 2012 (unaudited)	—	—	—	(976,910)	(976,910)
Decrease in amount of redeemable shares to 17,758,559 at September 30, 2012 (unaudited)	97,848	10	976,904	—	976,914
Balances as of September 30, 2012 (unaudited)	5,403,026	$540	$6,757,696	$(1,758,229)	$5,000,007

The accompanying notes are an integral part of these condensed interim financial statements.

GLOBAL EAGLE ACQUISITION CORP.

(A Corporation in the Development Stage)

Condensed Interim Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30, 2012	Period from February 2, 2011 (inception) through September 30, 2011	Period from February 2, 2011 (inception) through September 30, 2012
Cash Flows from Operating Activities:
Net loss	$(976,910)	$(485,274)	$(1,758,229)
Adjustments to reconcile net loss to net cash used in operating activities:
Prepaid insurance	31,713	(52,456)	-
Accrued expenses and accounts payable	289,120	-	362,687
Franchise tax payable	135,000	68,220	248,222
Net cash used in operating activities	(521,077)	(469,510)	(1,147,320)

Cash Flows from Investing Activities:

Principal deposited in Trust Account	-	(189,626,500)	(189,626,500)
Interest reinvested into Trust Account	(7,897)	(5,389)	(15,937)

Net cash used in investing activities	(7,897)	(189,631,889)	(189,642,437)

Cash Flows from Financing Activities:
Proceeds from sale of common stock to Sponsor	-	25,000	25,000
Proceeds from note payable to Sponsor	250,000	140,000	390,000

Net proceeds from Public Offering, after payment of upfront underwriting fee	-	186,126,500	186,126,500
Net proceeds from private placement	-	5,250,000	5,250,000
Repayment of Sponsor note	-	(140,000)	(140,000)
Payment of offering expenses	-	(694,436)	(694,436)
Net cash provided by financing activities	250,000	190,707,064	190,957,064

Increase (decrease) in cash during period	(278,974)	605,665	167,307
Cash at beginning of period	446,281	-	-
Cash at end of period	$167,307	$605,665	$167,307

Supplemental Disclosure of Non-Cash Financing Activities:
Deferred underwriting compensation	$-	$6,647,375	$6,647,375

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

Going Concern

In the event that the Company does not consummate a Business Combination by February 18, 2013, the proceeds held in the Trust Account will be distributed to the Company’s public stockholders. The potential mandatory liquidation raises substantial doubt about the Company’s ability to continue as a going concern. The accompanying condensed interim financial statements do not include any adjustments that may be necessary if the Company is unable to continue as a going concern.

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

Net Loss Per Share

Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period in accordance with FASB ASC 260, “Earnings Per Share”. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding, plus to the extent dilutive, the incremental number of shares of common stock to settle warrants issued in the Public Offering and private placement, as calculated using the treasury stock method. As the Company reported a net loss for the nine months ended September 30, 2012 and for all periods presented, the effect of the 18,992,500 warrants issued in the Public Offering and 7,000,000 warrants issued in the private placement have not been considered in the diluted loss per ordinary share because their effect would be anti-dilutive. As a result, dilutive loss per common share is equal to basic loss per common share.

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

The Company is required to determine whether its tax positions are more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with the relevant taxing authority. De-recognition of a tax benefit previously recognized results in the Company recording a tax liability that reduces ending retained earnings. Based on its analysis, the Company has determined that it has not incurred any liability for unrecognized tax benefits as of September 30, 2012 and December 31, 2011. The Company's conclusions may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analyses of and changes to tax laws, regulations and interpretations thereof. The Company has been subject to income tax examinations by major taxing authorities since inception.

The Company recognizes interest and penalties related to unrecognized tax benefits in interest expense and other expenses, respectively. No interest expense or penalties have been recognized as of and for the quarterly period ended September 30, 2012 and 2011 or the periods from February 2, 2011 (inception) to September 30, 2012 and 2011.

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

The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of the security to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable shares of common stock are affected by charges against common stock and additional paid-in capital.

At September 30, 2012 and December 31, 2011, 17,758,559 and 17,856,407, respectively, of the 18,992,500 Public Shares were classified outside of permanent equity at their redemption value. The redemption value is equal to the pro rata share of the aggregate amount then on deposit in the Trust Account, including interest exceeding $1.75 million that the Company may withdraw for working capital purposes but less taxes payable. For all periods presented, the pro rata redemption amount was approximately $9.98.

Fair Value of Financial Instruments

Unless otherwise disclosed, the fair value of the Company’s assets and liabilities that qualify as financial instruments under FASB ASC 820, “Fair Value Measurements and Disclosures”, approximates the carrying amounts due primarily to their short term nature.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s condensed interim financial statements.

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

Forfeiture — As a result of the underwriters’ partial exercise of their over-allotment option for the Public Offering, the Sponsor forfeited an aggregate of Founder Shares on After giving effect to the forfeitures, the Initial Stockholders owned 18% of the Company’s issued and outstanding shares.

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

Accounting — Because the Company is not required to net-cash settle the Sponsor Warrants, the Sponsor Warrants were recorded at fair value and classified within stockholders' equity as "Additional paid-in capital" upon their issuance in accordance with FASB ASC Topic 815-40.

Disposition Restrictions — The holders of the Sponsor Warrants may not transfer, assign or sell any of the Sponsor Warrants, including the common stock issuable upon exercise of the Sponsor Warrants, except to certain permitted transferees, until 30 days after the completion of a Business Combination.

Registration Rights — The holders of the Founder Shares, Sponsor Warrants and warrants that may be issued upon conversion of working capital loans which may be made to the Company as described in the have registration rights, pursuant to a registration rights agreement, to require the Company to register for sale any of the securities held by them. These security holders will be entitled to make up to three demands, excluding short form demands, that the Company register such securities for sale under the Securities Act of 1933, as amended (the “Securities Act”). In addition, these security holders have “piggy-back” registration rights to include their securities in other registration statements filed by the Company. However, the registration rights agreement provides that the Company will not permit any registration statement filed under the Securities Act to become effective until termination of the applicable lock-up period, which occurs (i) in the case of the Founder Shares, (A) one year after the completion of the Business Combination or earlier if, subsequent to the Business Combination, the last sales price of the Company’s common stock equals or exceeds $13.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the Business Combination or (B) when the Company consummates a liquidation, merger, stock exchange or other similar transaction after the Company’s Business Combination which results in all of the Company’s stockholders having the right to exchange their shares of common stock for cash, securities or other property, and (ii) in the case of the Sponsor Warrants and the respective common stock underlying such warrants, 30 days after the completion of the Company’s Business Combination. The Company will bear the costs and expenses of filing any such registration statements.

Note 6. Other Related Party Transactions

Administrative Services

The Company has agreed to pay $10,000 a month in total for office space and general and administrative services to Roscomare Ltd., an entity owned and controlled by Harry E. Sloan, the Company’s Chairman and Chief Executive Officer, commencing promptly after the date the Company’s securities were first listed on Nasdaq (May 13, 2011) and terminating upon the earlier of (i) the completion of a Business Combination or (ii) the liquidation of the Company. The Company has incurred or accrued approximately $30,000 under this agreement for the three-month period ended September 30, 2012, approximately $30,000 for the three-month period ended September 30, 2011, approximately $90,000 for the nine-month period ended September 30, 2012, approximately $46,000 for the period from February 2, 2011 (inception) to September 30, 2011 and approximately $166,000 for the period from February 2, 2011 (inception) to September 30, 2012, prior to approximately $66,000 in offsets paid to the Company by Roscomare Ltd. for sharing of certain expenses. The Company has also agreed to pay $15,000 a month to James A. Graf, the Company’s Chief Financial Officer, commencing promptly after the date the Company’s securities were first listed on Nasdaq (May 13, 2011) and terminating upon the earlier of (i) the completion of a Business Combination or (ii) the liquidation of the Company. The Company has incurred or accrued approximately $45,000 under this agreement for the three-month period ended September 30, 2012, approximately $45,000 under this agreement for the three-month period ended September 30, 2011, approximately $135,000 for the nine-month period ended September 30, 2012, approximately $69,000 for the period from February 2, 2011 (inception) to September 30, 2011 and $249,000 for the period from February 2, 2011 (inception) to September 30, 2012.

Notes Payable

The Company issued an unsecured promissory note (the “Note”) to the Sponsor on February 2, 2011 that provided for the Sponsor to advance to the Company, from time to time, up to $200,000 for expenses related to the Public Offering. The Note was non-interest bearing and was payable on the earlier of August 1, 2011 or the completion of the Public Offering. In the period from February 2, 2011 (inception) to September 30, 2012, the Sponsor advanced $140,000 to the Company under the Note in a series of transactions prior to the Public Offering, leaving a total $60,000 as yet undrawn on such date. The Note was paid in full on May 18, 2011 and no balance remained outstanding as of September 30, 2012 and December 31, 2011.

The Company issued an unsecured promissory note (the “Second Note”) to the Sponsor on August 21, 2012, pursuant to which the Sponsor advanced $250,000 to the Company to fund ongoing operating expenses. The Second Note is non-interest bearing and is payable upon the earlier of (i) the completion of a Business Combination or (ii) February 18, 2013.

Note 7. Trust Account

A total of $189,626,500 of the net proceeds from the Public Offering and the private placement was placed in the Trust Account.

As of September 30, 2012 and December 31, 2011, investment securities in the Company’s Trust Account consist of $189,642,437 and $189,634,541, respectively, in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. At September 30, 2012 and December 31, 2011 $15,937 and $8,041 were available for working capital, respectively.

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

The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2012 and December 31, 2011, and indicate the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and includes situations where there is little, if any, market activity for the asset or liability:

	September 30, 2012	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
Description	(unaudited)	(Level 1)	(Level 2)	(Level 3)
Assets:
Restricted cash equivalents held in Trust Account	$189,642,437	$189,642,437	$-	$-

	December 31,	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
Description	2011	(Level 1)	(Level 2)	(Level 3)
Assets:
Restricted cash equivalents held in Trust Account	$189,634,541	$189,634,541	$-	$-

Note 9. Stockholders’ Equity

Common Stock — At September 30, 2012, the authorized common stock of the Company included up to 400,000,000 shares. Holders of the Company’s common stock are entitled to one vote for each share of common stock. At September 30, 2012 and December 31, 2011, there were 5,403,026 and 5,305,178 shares of common stock outstanding, excluding 17,758,559 and 17,856,407 shares at redemption value, respectively.

Preferred Shares — The Company is authorized to issue 1,000,000 preferred shares with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At September 30, 2012 and December 31, 2011, there were no shares of preferred stock outstanding.

Note 10. Subsequent Event

On November 8, 2012, the Company entered into (i) an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”), by and among the Company, EAGL Merger Sub Corp., a Delaware corporation (“Merger Sub”), and Row 44, Inc., a Delaware corporation (“Row 44”), pursuant to which Merger Sub will merge with an into Row 44, with Row 44 surviving, and each share of common stock of Row 44 being exchanged into shares of common stock of the Company and (ii) a Stock Purchase Agreement (the “Stock Purchase Agreement”), by and between the Company and PAR Investment Partners, L.P., a Delaware limited partnership (“PAR”), pursuant to which the Company will purchase from PAR all of the shares of common stock of AIA owned by PAR in exchange for shares of non-voting common stock of the Company. The transactions contemplated by the Merger Agreement and Stock Purchase Agreement are collectively referred to as the “Proposed Business Combination”.

Gross consideration payable by the Company to Row 44 equity holders under the Merger Agreement will be $250,000,000. Gross consideration payable to PAR under the Stock Purchase Agreement will be $143,682,330.

Prior to the consummation of the Proposed Business Combination, each outstanding unit of the Company will be separated into its component common stock and warrant, each of which will be treated as described above.

In connection with the Proposed Business Combination, the holders of shares of common stock of the Company included in the units sold in the Public Offering will have the opportunity to redeem such shares upon the consummation of the Proposed Business Combination for cash in an amount equal to their pro rata share of the aggregate amount on deposit in the Trust Account.

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

Overview

We are a newly organized blank check company formed on February 2, 2011 for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. We are not limited to a particular industry, geographic region or minimum transaction value for purposes of consummating a business combination. We have sought to capitalize on the substantial deal sourcing, investing and operating expertise of our management team to identify, acquire and operate a business in the media or entertainment sectors, although we considered acquisition opportunities in other sectors. In addition, we will not effect a business combination with another blank check company or a similar company with nominal operations.

Recent Developments

On November 8, 2012, the Company entered into (i) an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”), by and among the Company, EAGL Merger Sub Corp., a Delaware corporation (“Merger Sub”), and Row 44, Inc., a Delaware corporation (“Row 44”), pursuant to which Merger Sub will merge with an into Row 44, with Row 44 surviving, and each share of common stock of Row 44 being exchanged into shares of common stock of the Company and (ii) a Stock Purchase Agreement (the “Stock Purchase Agreement”), by and between the Company and PAR Investment Partners, L.P., a Delaware limited partnership (“PAR”), pursuant to which the Company will purchase from PAR all of the shares of common stock of AIA owned by PAR in exchange for shares of non-voting common stock of the Company. The transactions contemplated by the Merger Agreement and Stock Purchase Agreement are collectively referred to as the “Proposed Business Combination”.

Gross consideration payable by the Company to Row 44 equity holders under the Merger Agreement will be $250,000,000. Gross consideration payable to PAR under the Stock Purchase Agreement will be $143,682,330.

Prior to the consummation of the Proposed Business Combination, each outstanding unit of the Company will be separated into its component common stock and warrant, each of which will be treated as described above.

In connection with the Proposed Business Combination, the holders of shares of common stock of the Company included in the units sold in the Public Offering will have the opportunity to redeem such shares upon the consummation of the Proposed Business Combination for cash in an amount equal to their pro rata share of the aggregate amount on deposit in the Trust Account.

Results of Operations

Through September 30, 2012, our efforts have been limited to organizational activities, activities relating to our initial public offering, activities relating to identifying and evaluating prospective acquisition candidates and activities relating to general corporate matters. We have not generated any revenues, other than interest income earned on the proceeds held in the Trust Account.

For the three-month period ended September 30, 2012, we had a net loss of $359,749, for the three-month period ended September 30, 2011, we had a net loss of $312,761, for the nine-month period ended September 30, 2012, we had a net loss of $976,910 and for the period from February 2, 2011 (inception) through September 30, 2011, we had a net loss of $485,274. For the period from February 2, 2011 (inception) through September 30, 2012, we had a net loss of $1,758,229 and incurred total costs of approximately $11,140,000 in connection with the Company’s Public Offering of which $6,647,375 of the underwriter fees have been deferred and are contingent upon the closing of a Business Combination.

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

As of September 30, 2012, $189,642,437 was held in the Trust Account (including $6,647,375 of deferred underwriting discounts and commissions, $5,250,000 from the sale of the Sponsor Warrants and $0 in accrued interest) and we had cash outside of trust of $167,307 and $860,909 in current liabilities including accounts payable and accrued expenses, franchise tax payable and the Second Note. Up to $1,750,000 in interest income on the balance of the Trust Account (net of franchise and income taxes payable) may be available to us to fund our working capital requirements. Through September 30, 2012, the Company had not withdrawn any funds from interest earned on the trust proceeds. Other than the deferred underwriting discounts and commissions, no amounts are payable to the underwriters of the Public Offering in the event of a Business Combination.

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

Trust Account

A total of $189,626,500, including approximately $184,376,500 of the net proceeds from the Public Offering, $5,250,000 from the sale of the Sponsor Warrants and $6,647,375 of deferred underwriting discounts and commissions, was placed in the Trust Account with American Stock Transfer & Trust Company, LLC serving as trustee. The trust proceeds are invested in U.S. government treasury bills with a maturity of 180 days or less or money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. As of September 30, 2012, the balance in the Trust Account was $189,642,437, which includes $15,937 of interest earned since the inception of the Trust Account.

Net Loss per Common Share

Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period in accordance with FASB ASC 260, “Earnings Per Share”. Diluted net loss per share is computed by dividing the weighted average number of common shares outstanding, plus to the extent dilutive, the incremental number of shares of common stock to settle warrants issued in the Public Offering and private placement, as calculated using the treasury stock method. As the Company reported a net loss for the nine months ended September 30, 2012 and for the period from February 2, 2011 (date of inception) to September 30, 2012, the effect of the 18,992,500 warrants issued in the Public Offering and 7,000,000 warrants issued in the private placement have not been considered in the diluted loss per ordinary share because their effect would be anti-dilutive. As a result, dilutive loss per common share is equal to basic loss per common share.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2012. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Other than the risk factors disclosed in the Preliminary Proxy Statement, filed with the SEC by the Company on November 14, 2012, which are incorporated herein by reference, there have been no material changes in our risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit Number	Description
10.1*	Promissory Note, dated August 21, 2012, issued to Global Eagle Acquisition LLC.

10.2*	Agreement and Plan of Merger and Reorganization, dated as of November 8, 2012, by and among Global Eagle Acquisition Corp., EAGL Merger Sub Corp., Row 44, Inc. and PAR Investment Partners, L.P.
10.3	Stock Purchase Agreement, dated as of November 8, 2012, by and between Global Eagle Acquisition Corp. and PAR Investment Partners, L.P. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K (File No. 001-35176) filed with the Securities and Exchange Commission on November 14, 2012).
10.4	Amended and Restated Common Stock Purchase Agreement, dated as of November 8, 2012, by and between Global Eagle Acquisition Corp. and PAR Investment Partners, L.P. (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K (File No. 001-35176) filed with the Securities and Exchange Commission on November 14, 2012).
10.5	Common Stock Purchase Agreement, dated as of November 8, 2012, by and among Global Eagle Acquisition Corp., Putnam Capital Spectrum Fund and Putnam Equity Fund (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K (File No. 001-35176) filed with the Securities and Exchange Commission on November 14, 2012).

31.1*	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).
31.2*	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).
32.1*	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
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
Date: November 14, 2012

/s/ Harry E. Sloan
Name: Harry E. Sloan
Title: Chief Executive Officer (principal executive officer)

/s/ James A. Graf
Name: James A. Graf
Title: Chief Financial Officer (principal financial officer)

