Form 10-K
period 2012-12-31
Global Eagle Entertainment Inc.
filed 2013-03-18
CIK 1512077

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________

Form 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File Number: 001-35176

GLOBAL EAGLE ENTERTAINMENT INC.

 (Exact Name of Registrant as Specified in Its Charter)

 _________________________

Delaware (State or Other Jurisdiction of Incorporation or Organization	27-4757800 (I.R.S. Employer Identification No.)

10900 Wilshire Blvd. Suite 1500	90024
Los Angeles, California	(Zip Code)
(Address of Principal Executive Offices)

 (310) 209-7280
(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, par value $0.0001 per share

Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ Do not check if a smaller reporting company	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the common stock held by non-affiliates of the registrant, computed as of June 30, 2012 (the last business day of the registrant’s most recently completed second fiscal quarter), was approximately $180,428,750.

As of March 10, 2013, there were 35,724,655 shares of the registrant’s shares of common stock issued and outstanding (excluding 3,053,634 shares of common stock held by AIA, a majority-owned subsidiary of the registrant) and 19,118,233 shares of the registrant’s shares of non-voting common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

- i -

ITEM 15 EXHIBITS, FINANCIAL STATEMENT SCHEDULES	55

Signatures	S-1

Index to Financial Statements	F-1

Exhibit 31.1 Exhibit 31.2 Exhibit 32.1
Exhibit 32.2

- ii -

EXPLANATORY NOTE

In this Annual Report of Global Eagle Entertainment Inc. f/k/a Global Eagle Acquisition Corp. (the "Company") on Form 10-K for the fiscal year ended December 31, 2012, the Company is restating (i) its audited financial statements as of, and for the period from February 2, 2011 (date of inception) to December 31, 2011 and (ii) its unaudited interim financial statements as of, and for the quarterly periods ended, June 30, and September 30, 2011 and 2012 and March 31, 2012.

The restatement results from the Company's prior accounting for its outstanding common stock purchase warrants issued in connection with its initial public offering in May 2011 as components of equity instead of as derivative liabilities.  The warrant agreement governing the warrants includes a provision (the “Exercise Price Reduction Provision”) that requires the Company to reduce the exercise price by a stated formula if (i) the Company completes a transaction involving a reclassification or reorganization of the outstanding shares of its common stock, a merger or consolidation in which it is not the surviving company, or a sale of its assets and (ii) more than 30% of the consideration payable to common stockholders as a result of that transaction is not common stock listed on a national securities exchange or the OTC Bulletin Board.

In connection with the audit of the Company’s financial statements for the year ended December 31, 2012, the Company’s management further evaluated the warrants under Accounting Standards Codification (“ASC”) Subtopic 815-40, Contracts in Entity’s Own Equity.  ASC Section 815-40-15 addresses equity versus liability treatment and classification of equity-linked financial instruments, including common stock purchase warrants, and states that a warrant may be classified as a component of equity only if, among other things, the warrant is indexed to the issuer’s common stock.  Under ASC Section 815-40-15, a warrant is not indexed to the issuer’s common stock if the terms of the warrant require an adjustment to the exercise price upon a specified event and that event is not an input to the fair value of the warrant.  Based on management’s evaluation, the Company’s audit committee, in consultation with management and after discussion with Rothstein Kass, the Company’s independent registered public accounting firm, concluded that the Company’s warrants are not indexed to the Company’s common stock in the manner contemplated by ASC Section 815-40-15 because the transactions that would trigger the Exercise Price Reduction Provision are not inputs to the fair value of the warrants. As a result, the Company should have classified the warrants as derivative liabilities in its previously issued financial statements. Under this accounting treatment, the Company is required to measure the fair value of the warrants at the end of each reporting period and recognize changes in the fair value from the prior period in the Company’s operating results for the current period.

The Company’s accounting for the warrants as components of equity instead of as derivative liabilities did not have any effect on the Company’s previously reported revenue, operating expenses, operating income, cash flows or cash.

In connection with the restatement, the Company’s management reassessed the effectiveness of its disclosure controls and procedures for the periods affected by the restatement. As a result of that reassessment, the Company’s management determined that its disclosure controls and procedures for such periods were not effective with respect to the classification of the Company's warrants as components of equity instead of as derivative liabilities.  For more information, see Item 9A included in this Annual Report on Form 10-K.

The Company has not amended its previously filed Annual Report on Form 10-K or Quarterly Reports on Form 10-Q for the periods affected by the restatement.  The financial information that has been previously filed or otherwise reported for these periods is superseded by the information in this Annual Report on Form 10-K, and the financial statements and related financial information contained in such previously filed reports should no longer be relied upon.

The restatement is more fully described in Note 2 of the notes to the financial statements included herein.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

We make forward-looking statements in this Annual Report on 10-K and the documents incorporated by reference herein within the meaning of the Securities Litigation Reform Act of 1995. These forward-looking statements relate to expectations or forecasts for future events, including without limitation our earnings, revenues, expenses or other future financial or business performance or strategies, or the impact of legal or regulatory matters on our business, results of operations or financial condition. Specifically, forward-looking statements may include statements relating to:

•	the benefits of the business combination (the “Business Combination”) in which we acquired Row 44, Inc., a Delaware corporation (“Row 44”), and 86% of the issued and outstanding shares of Advanced Inflight Alliance AG, a German corporation (“AIA”);

•	our future financial performance following the Business Combination;

•	changes in the market for the products and services of Row 44 or AIA;

•	our expansion plans and opportunities; and

•	other statements preceded by, followed by or that include the words as “may,” “might,” “will,” “will likely result,” “should,” “estimate,” “plan,” “project,” “forecast,” “intend,” “expect,” “anticipate,” “believe,” “seek,” “continue,” “target” or similar expressions.

These forward-looking statements are based on information available to us as of the date of this report, and current expectations, forecasts and assumptions, involve a number of risks and uncertainties and may turn out to be wrong. Accordingly, forward-looking statements should not be relied upon as representing our views as of any subsequent date, and we do not undertake any obligation to update forward-looking statements to reflect events or circumstances after the date they were made, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

As a result of a number of known and unknown risks and uncertainties, our actual results or performance may be materially different from those expressed or implied by these forward-looking statements. Some factors that could cause actual results to differ include:

•	the risk that the Business Combination disrupts current plans and operations of Row 44 and/or AIA;

•	the ability to recognize the anticipated benefits of the Business Combination, which may be affected by, among other things, competition, the ability to integrate the Row 44 and AIA businesses, the ability of the combined business to grow and the ability of our executive officers to manage growth profitably;

•	costs related to the Business Combination;

•	the outcome of any legal proceedings pending or that may be instituted against us;

•	changes in applicable laws or regulations;

•	our ability to recognize and timely implement future technologies in the satellite connectivity space, including Ka-band system development and deployment;

•	our ability to deliver end-to-end network performance sufficient to meet increasing airline customer and passenger demand;

•	our ability to obtain and maintain international authorizations to operate our service over the airspace of foreign jurisdictions our customers utilize;

•	our ability to expand our service offerings and deliver on our service roadmap;

•	our ability to timely and cost-effectively identify and license television and media content that passengers will purchase;

•	general economic and technological circumstances in the satellite transponder market, including access to transponder space in capacity limited regions and successful launch of replacement transponder capacity where applicable;

•	our ability to obtain and maintain licenses for content used on legacy installed in-flight entertainment systems;

•	the loss of, or failure to realize benefits from, agreements with our airline partners;

•	the loss of relationships with original equipment manufacturers or dealers;

•	unfavorable economic conditions in the airline industry and economy as a whole;

•	our ability to expand our domestic or international operations, including our ability to grow our business with current and potential future airline partners or successfully partner with satellite service providers, including Hughes Network Systems;

•	our reliance on third-party satellite service providers and equipment and other suppliers, including single source providers and suppliers;

•	the effects of service interruptions or delays, technology failures, material defects or errors in our software, damage to our equipment or other geopolitical restrictions;

•	the limited operating history of our connectivity and in-flight television and media products;

•	costs associated with defending pending or future intellectual property infringement actions and other litigation or claims;

•	increases in our projected capital expenditures due to, among other things, unexpected costs incurred in connection with the roll out of our technology roadmap or our international plan of expansion;

•	fluctuation in our operating results;

•	the demand for in-flight broadband internet access services and market acceptance for our products and services;

•	changes or developments in the regulations that apply to us, our business and our industry;

•	our inability to manage our growth in a cost-effective manner and consummate, integrate and manage acquisitions; and

•	other risks and uncertainties set forth herein in the section entitled “Risk Factors” beginning on page 8, and our other filings with the Securities and Exchange Commission (the “SEC”).

PART I

ITEM 1.	DESCRIPTION OF BUSINESS

General

We were formed as a blank check company with no operations and as a vehicle to effect a business combination with one or more operating businesses. On May 18, 2011, we consummated our initial public offering of 18,992,500 units, with each unit consisting of one share of our common stock and one warrant to purchase one share of our common stock at an exercise of $11.50 per share. The shares of our common stock sold as part of the units in our initial public offering are referred to in this report as our “Public Shares.” The units in our initial public offering were sold at an offering price of $10.00 per unit, generating total gross proceeds of $189,925,000. Prior to the consummation of our initial public offering, in February 2011, Global Eagle Acquisition LLC, or our Sponsor, purchased 4,417,683 shares of common stock (the “Founder Shares”) for an aggregate purchase price of $25,000, or approximately $0.01 per share. Subsequently, in March 2011, the Sponsor transferred an aggregate of 44,176 Founder Shares to Dennis A. Miller and James M. McNamara and in May 2012, the Sponsor transferred an aggregate of 10,000 Founder Shares to Cole A. Sirucek (together with the Sponsor, the “Initial Stockholders”), in the case of Dennis A. Miller and James M. McNamara each of whom agreed to serve on our board of directors upon the closing of our initial public offering and in the case of Cole A. Sirucek who agreed to serve on our board of directors as of May 2012. As a result of the underwriters’ partial exercise of their over-allotment option for our initial public offering, the Sponsor forfeited an aggregate of 248,598 Founder Shares on May 18, 2011, which we cancelled.

Simultaneously with the consummation of our initial public offering, we consummated the private sale of 7,000,000 warrants (the “Sponsor Warrants”) to the Sponsor at a price of $0.75 per warrant, generating gross proceeds of $5,250,000. Subsequently, in July 2011, the Sponsor transferred 333,333 Sponsor Warrants to Dennis A. Miller for an aggregate purchase price of $250,000, or $0.75 per Sponsor Warrant. After deducting underwriting discounts and commissions and offering expenses, approximately $189,626,500 of the proceeds of our initial public offering and the private placement of the Sponsor Warrants (or approximately $10.00 per unit sold in our initial public offering) was placed in a trust account with American Stock Transfer & Trust Company, LLC as trustee. After the payment of approximately $700,000 in expenses relating to our initial public offering, approximately $1,050,000 of the net proceeds of our initial public offering and private placement of the Sponsor Warrants was not deposited into the trust account and was retained by us for working capital purposes. As of December 31, 2012, there was $189,645,089 held in the trust account and $180,494 held outside the trust account available for working capital purposes. As of December 31, 2012, no funds had been withdrawn from the trust account for taxes and no funds had been withdrawn for working capital purposes.

On November 8, 2012, we entered into an Agreement and Plan of Merger and Reorganization (the “Row 44 Merger Agreement”) by and among us, EAGL Merger Sub Corp. (“Merger Sub”), Row 44, Inc. (“Row 44”), and PAR Investment Partners, L.P. (“PAR”), providing for the merger of Merger Sub with and into Row 44, with Row 44 surviving the merger as a wholly-owned subsidiary of us. Concurrently with the signing of the Row 44 Merger Agreement, we and PAR entered into a Stock Purchase Agreement (the “AIA Stock Purchase Agreement”), providing for the acquisition by us of 20,464,581 shares, or approximately, 86% of the issued and outstanding shares of Advanced Inflight Alliance AG (“AIA”) (the transactions contemplated by the Row 44 Merger Agreement and the AIA Stock Purchase Agreement, collectively, the “Business Combination”).  We also entered into an Amended and Restated Common Stock Purchase Agreement and a Common Stock Purchase Agreement with certain backstop investors, as further described below.

Recent Developments

On January 31, 2013 we consummated the Business Combination, and changed our name from Global Eagle Acquisition Corp. to Global Eagle Entertainment Inc.

In connection with the closing of the Business Combination, we redeemed a total of 10,164,081 shares of our common stock pursuant to the terms of our amended and restated certificate of incorporation then in effect, resulting in a total payment to redeeming stockholders of $101,286,084. Additionally, we issued a total of 44,899,018 shares of our voting and non-voting common stock in the Business Combination, including (i) pursuant to the Row 44 Merger Agreement, 23,405,785 shares of our common stock issued to former Row 44 equity holders, subject to an escrow holdback and possible post-closing adjustment, (ii) pursuant to the AIA Stock Purchase Agreement, 14,368,233 shares of non-voting common stock issued to PAR, and (iii) 4,750,000 shares of non-voting common stock issued to PAR and 2,375,000 shares of common stock issued to Putnam Capital Spectrum Fund and Putnam Equity Spectrum Fund, representing the maximum obligations under their respective backstop agreements (the “Backstop Agreements”), and resulting in the termination of their respective purchase options to acquire additional shares of our common stock.

Upon the closing of the Business Combination, we became a holding company whose assets primarily consist of shares of our wholly owned subsidiary, Row 44,  and our majority owned subsidiary, AIA.

Further information regarding the Business Combination, Row 44 and AIA is set forth in (i) the definitive proxy statement filed by us with the SEC on January 17, 2013 and subsequently supplemented on January 28, 2013 and (ii) our Current Report on Form 8-K filed with the SEC on  February 6, 2013 (the “Form  8-K ”).  The Form 8-K will be amended to report Row 44's and AIA's audited financial results and other information for the fiscal year ended December 31, 2012 within 90 days from the date the Form 8-K was originally filed with the SEC.

Except as otherwise expressly provided below, this Annual Report on Form 10-K does not reflect the consummation of the Business Combination which, as discussed above, occurred subsequent to the period covered hereunder.

Employees

As of December 31, 2012 and prior to our Business Combination, we had three officers. These individuals were not obligated to devote any specific number of hours to our matters but they intended to devote as much of their time as they deemed necessary to our affairs until we completed an initial business combination. We had no full time employees prior to the consummation of the Business Combination.

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

ITEM 1A. RISK FACTORS

In addition to the other information included in this report, the following risk factors should be considered in evaluating our business and future prospects. The risk factors described below are not necessarily exhaustive and you are encouraged to perform your own investigation with respect to us and our business. You should also read the other information included in this report, including our financial statements and the related notes.

Risks Relating to Both Row 44’s and AIA’s Businesses

Row 44’s and AIA’s businesses are highly dependent on the airline industry, which itself is affected by many events that are beyond the control of the airlines. The highly competitive nature of the airline industry makes it extremely sensitive to economic conditions, both domestically and internationally.

Row 44’s and AIA’s businesses are directly affected by the number of passengers flying on commercial airlines, the financial condition of these airlines and related economic conditions. If consumer demand for air travel declines or the number of aircraft and flights shrink, the number of passengers available to use Row 44’s in-flight services and enjoy AIA’s delivered content will be reduced, which will have a material adverse effect on their financial condition and prospects. High unemployment rates, reduced consumer and business spending, recessionary conditions in the United States or Europe and terrorism are among the general economic and social conditions that adversely affect the airline industry. A general reduction or shift in discretionary spending can result in decreased demand for leisure and business travel and lead to a reduction in airline flights offered, the number of passengers flying and the willingness of airlines to commit to spending funds on items such as Row 44’s in-flight system. Each of Row 44’s and AIA’s airline customers operates in an intensely competitive environment and constantly faces pressure on in-flight offerings and pricing of all aspects of air travel. These uncertain and at times unfavorable financial circumstances in the air travel industry could cause one or more of Row 44’s or AIA’s commercial airline customers to reduce expenditures on passenger services, including the deployment of the Row 44 in-flight system or AIA’s in-flight content, which would have a material adverse effect on their business prospects and financial condition.

Each of Row 44 and AIA is dependent on its airline customers to be able to generate revenue. The failure of either company to perform according to the terms of any agreement with any of its airline customers could have a material adverse effect on its financial condition and results of operations.

Each of Row 44 and AIA is required to deliver the products and services it provides according to a variety of performance level agreements and other contractual commitments. If Row 44 or AIA is unable to deliver its products or services in compliance with any of these agreements, its customers may terminate their agreements and Row 44’s or AIA’s prospects and its reputation in the marketplace may be materially adversely affected.

A future act or threat of terrorism or other events could result in a prohibition on the use of Wi-Fi enabled devices on aircraft.

A future act of terrorism, the threat of such acts or other airline accidents could have an adverse effect on the airline industry. In the event of a terrorist attack, terrorist threats or unrelated airline accidents, the industry would likely experience significantly reduced passenger demand. The U.S. federal government could respond to such events by prohibiting the use of Wi-Fi enabled devices on aircraft, which would eliminate demand for Row 44’s equipment and service. In addition, any association or perceived association between its equipment or service and accidents involving aircraft on which Row 44’s equipment or service operates would likely have an adverse effect on demand for both Row 44’s and AIA’s services. Reduced demand for their products and services would adversely affect Row 44’s and AIA’s business prospects, financial condition and results of operations.

Air traffic congestion at airports, air traffic control inefficiencies, weather conditions, such as hurricanes or blizzards, increased security measures, new travel-related taxes, the outbreak of disease or any other similar event could harm the airline industry.

Airlines are subject to cancellations or delays caused by factors beyond their control. Cancellations or delays due to weather conditions or natural disasters, air traffic control problems, breaches in security or other factors could reduce the number of passengers on commercial flights and thereby reduce demand for the services provided by the Row 44 system and AIA’s products and services and harm their businesses, results of operations and financial condition.

Current economic conditions may impact the airline industry which in turn could have a material adverse effect on Row 44’s and AIA’s businesses.

As a result of the macro-economic challenges currently affecting the economy of the United States and other parts of the world, including the European sovereign debt and economic crisis, the current economic climate is turbulent and volatile. Unfavorable economic conditions, such as higher unemployment rates, a constrained credit market, housing-related pressures, increased focus by businesses on reducing operating costs and lower spending by consumers can reduce expenditures on both leisure and business travel. For many travelers, air travel and spending on in-flight Internet access are discretionary purchases that they can quickly eliminate in difficult economic times. Additionally, a weaker business environment may lead to a decrease in overall business travel, which has historically been an important contributor to Row 44 and AIA service revenue. These conditions may make it more difficult or less likely for commercial airlines to justify the purchase of Row 44’s equipment or AIA’s services. If economic conditions in the United States or globally deteriorate further or do not improve, each of Row 44 and AIA may experience material adverse effects to its business, cash flow and results of operations.

Risks Related to Row 44’s Business

Row 44's independent auditors have issued a report questioning its ability to continue as a going concern.

The report of Row 44's independent auditors contained in its financial statements for the years ended December 31, 2011 and 2010 states that Row 44 has yet to establish an ongoing source of revenue sufficient to cover its operating costs and allow Row 44 to continue as a going concern. Row 44 expects that the report of Row 44’s independent auditors contained in its financials statements for the year ended December 31, 2012 will contain a similar statement. Following the consummation of the Business Combination, the Company has cash available to fund Row 44’s operations. However, if in the future Row 44 continues to generate operating losses and the cash available from the Company is insufficient or is not made available fund these losses, it may force Row 44 to delay its expansion into new territories and materially scale back operations. Such circumstances would materially and adversely affect Row 44's business, operations and prospects.

Row 44 relies on one key customer for a substantial percentage of its revenue.

Row 44’s business is substantially dependent on its customer relationship with Southwest Airlines, which accounted for 66% and virtually all of its revenues for the years ended December 31, 2011 and 2010, respectively. For the year ended December 31, 2012, Row 44 estimates approximately 80% of its business was derived from Southwest Airlines. In addition, Row 44 and Southwest recently entered into an Amended and Restated Supply and Services Agreement, dated as of January 31, 2012, in which Row 44 is obligated, among other things, to deliver additional live television related hardware and services and comply with a modified customer experience metric for internet services. If Row 44 fails to meet its obligations to Southwest Airlines, Southwest Airlines may terminate Row 44’s newly launched television service on Southwest aircraft and/or its entire Agreement with Row 44.  Row 44’s business would be materially adversely affected if Southwest terminates either the newly launched television service and/or the entire Agreement with Row 44.

Row 44’s available satellite capacity and related bandwidth may not be able to accommodate the expected growth in demand for its in-flight broadband services.

As Row 44’s in-flight system is installed in more airplanes in the US and around the world, its need and demand for satellite capacity will increase considerably. Row 44’s satellite space needs will grow even further as additional, bandwidth rich services flow through its connectivity system. The availability of satellite space could diminish as competitive broadband providers tap into the supply of available transponders. Additionally, Row 44 has not secured transponder space with respect to all of the geographic regions that its new commercial airline customers service. While additional satellite transponder capacity can be deployed with the launch of new satellites, the ability to deploy additional satellite capacity is dependent on many factors, including timing of launches, all of which are outside the control of Row 44. Greater demand for, and a scarce supply of, satellite transponders could result in a material increase in the operating expenses by Row 44, which could have a material adverse effect on its results of operations, especially if Row 44 is unable to adjust the price of its equipment and services to offset any such increase in costs.

Row 44 may not be able to grow its business with its current airline customers or successfully secure new airline customers in the future.

Row 44 is currently in negotiations and discussions to provide its equipment to a number of commercial airlines around the world. Negotiations with potential airline customers require a substantial amount of time, energy and resources, and there can be no assurance that Row 44 will be successful. Row 44 may ultimately fail in entering into agreements with additional commercial airlines on competitive terms, and that failure could harm its results of operations due to a diversion of resources, the actual costs of pursuing these opportunities and the inability to deploy committed satellite transponder space segments to additional airlines. Additionally, the terms of any of Row 44’s future agreements with new airline customers may be less favorable than its current agreements. To the extent that Row 44 is unable to secure new airline customers or any of its agreements with new customers are not as favorable as Row 44’s existing arrangements, its growth and financial prospects would be materially and adversely affected.

Competition from a number of companies could result in price reduction, reduced revenue and a loss or market share, all of which could harm Row 44’s results of operations.

Row 44 faces competition from land-based providers of broadband Wi-Fi services to commercial airlines and from other satellite-based broadband providers of Internet connectivity, live television and video on-demand services. Competition for such providers has affected Row 44’s business prospects and will continue to do so in the future, especially given the fact that there are a limited number of commercial airlines around the world. Some of Row 44’s competitors are larger, more diversified corporations with greater financial, marketing, production and research and development resources. As a result, these competitors may be better able to withstand the effects of periodic economic downturns, especially those that continue for a considerable period of time. Competition within the in-flight broadband Internet access and in-cabin entertainment markets may also subject Row 44 to downward pricing pressures on its product offerings. Competition will likely increase Row 44’s sales and marketing expenses and related customer acquisition costs. Row 44 may not have the liquidity, financial resources, technical expertise or marketing and support capabilities to compete successfully. Row 44’s failure to respond to established and new competitors could have a material adverse effect on its business and results of operations.

Row 44’s business has a very limited operating history, which may make it difficult to evaluate its current business and predict its future performance.

Row 44 did not complete the first installation of its connectivity system until 2009 and did not begin to generate revenue from operations until 2010. The limited operating history of Row 44’s business may make it difficult to accurately evaluate the potential growth and future performance, while the recent growth in system installation is not necessarily indicative of potential future growth. Any assessments of Row 44’s current business and predictions that it makes about future success or viability may not be as accurate. Row 44 has encountered and will continue to encounter risks and difficulties frequently experienced by growing companies in rapidly changing industries, and the size and nature of its market opportunity will change as it scales its business and increases deployment of the Row 44 system.

Row 44 faces limitations on its ability to grow its domestic operations that could harm Row 44’s operating results and financial condition.

Row 44’s ability to expand domestically at its current rate of growth is inherently limited by various factors, including limitations on the number of U.S. and foreign commercial airlines, the number of planes in which Row 44’s system can be installed, the passenger capacity within each plane and the ability of Row 44’s network infrastructure or bandwidth to accommodate increasing capacity demands. Row 44’s growth may slow to the extent that it has exhausted all potential airline customers and as it approaches installation on full fleets and maximum penetration rates on all flights. Row 44 cannot assure you that it will be able to profitably expand its existing market presence or establish new markets and, if it fails to do so, Row 44’s business and results of operations could be materially adversely affected.

Row 44 may be unsuccessful in generating revenue from live television, portal and content-on-demand services.

Row 44 is currently developing or scheduled to deploy a host of service offerings to deliver to its commercial airline customers via the Row 44 system. Row 44 only recently launched 8 channels of live television service in the United States. Row 44 plans to offer at least 15 channels of live television service in the United States and no assurance can be given that it will ultimately be able to launch any additional channels. Further, Row 44 has yet to offer live television in Europe and there can be no assurance that it will be successful in doing so or in generating meaningful revenue from that source of content abroad. Additionally, Row 44 intends to develop a substantial revenue stream from its portal business. Row 44 has only nominal revenue from the portal business today. If Row 44 is unable to generate increased revenue from live television or if its portal business does not ultimately develop, Row 44’s growth and financial prospects would be materially adversely impacted.

Row 44 also is working to increase the number of on-demand movies and television shows and a variety of other content available on its system. The future growth prospects for Row 44’s business depend, in part, on revenue from advertising fees and e-commerce revenue share arrangements on passenger purchases of goods and services, including video and media services. Row 44’s ability to generate revenue from these service offerings depends on:

•	growth of its commercial airline customer base;

•	the attractiveness of Row 44’s customer base to media partners;

•	rolling out live television and media on demand on more aircraft and with additional airline customers and increasing passenger adoption both in the US and abroad;

•	establishing and maintaining beneficial contractual relationships with media partners whose content, products and services are attractive to airline passengers; and

•	Row 44’s ability to customize and improve its service offerings in response to trends and customer interests.

If Row 44 is unsuccessful in generating revenue from its service offerings, that failure could have a material adverse effect on its growth prospects.

Row 44 may be unsuccessful in expanding its operations internationally, which could harm the growth of its business, operating results and financial conditions.

Row 44’s ability to expand internationally involves various risks, including the need to invest significant resources in unfamiliar markets and the possibility that there may not be returns on these investments in the near future or at all. In addition, Row 44 has incurred and expects to continue to incur expenses before it generates any material revenue in these new markets. Expansion of international marketing and advertising efforts will lead to a significant increase in Row 44’s customer acquisition costs. Row 44’s ability to expand will also be limited by the demand for in-flight broadband Internet access in international markets. Different privacy, censorship, aerospace and liability standards and regulations and different intellectual property laws and enforcement practices in foreign countries may cause its business and operating results to suffer. Additionally, any failure to compete successfully in international markets will negatively impact Row 44’s reputation and domestic operations.

Any future international operations may fail to succeed due to risks inherent in foreign operations, including:

•	different technological solutions for broadband Internet than those used in North America;

•	varied, unfamiliar and unclear legal and regulatory restrictions;

•	unexpected changes in international regulatory requirements and tariffs;

•	legal, political or systemic restrictions on the ability of U.S. companies to do business in foreign countries, including restrictions on foreign ownership of telecommunications providers;

•	inability to find content or service providers to partner with on commercially reasonable terms, or at all;

•	Foreign Corrupt Practices Act compliance and related risks;

•	difficulties in staffing and managing foreign operations;

•	currency fluctuations;

•	potential adverse tax consequences; and

•	fewer transatlantic flights due to continuing economic turmoil in Europe.

As a result of these obstacles, Row 44 may find it difficult or prohibitively expensive to grow its business internationally or it may be unsuccessful in its attempt to do so, which could harm row 44’s future operating results and financial condition.

Risks Related to Row 44’s Technology, Intellectual Property and Government Regulation

Row 44 could be adversely affected if it suffers service interruptions or delays, technology failures or damage to its equipment.

Row 44’s reputation and ability to attract, retain and serve its commercial airline customers depend upon the reliable performance of its satellite transponder capacity, network infrastructure and connectivity system. Row 44 has experienced interruptions in these systems in the past, including component and service failures that temporarily disrupted users’ access to the Internet, and Row 44 may experience service interruptions, service delays or technology or systems failures in the future, which may be due to factors beyond its control. If Row 44 experiences frequent system or network failures, its reputation could be harmed and its airline customers may have the right to terminate their contracts with Row 44 or pursue other remedies.

Row 44’s operations and services depend upon the extent to which its equipment and the equipment of its third-party network providers is protected against damage from fire, flood, earthquakes, power loss, solar flares, telecommunication failures, computer viruses, break-ins, acts of war or terrorism and similar events. Damage to the Row 44 networks could cause interruptions in the services that it provides, which could have a material adverse effect on service revenue, Row 44’s reputation and its ability to attract or retain customers.

Row 44 relies on single service providers for certain critical components of and services relating to its satellite connectivity network.

Row 44 currently sources key components of its hardware, including the aircraft installed satellite antenna sourced from TECOM Industries, Inc., and key aspects of its connectivity services, including all of its satellite transponder services from Hughes Network Systems, LLC, from sole providers of equipment and network services, respectively. While Row 44 has written contracts with these key component and service providers, if Row 44 experiences a disruption in the delivery of products and services from either of these providers, it may be difficult for Row 44 to continue providing its own products and services to its customers. Row 44 has experienced component delivery issues in the past and there can be no assurance that it will avoid similar issues in the future. Additionally, the loss of the exclusive source protections that Row 44 has with its hardware provider could eliminate Row 44’s competitive advantage in the use of satellites for in-flight connectivity, which could have a material adverse effect on Row 44’s business and operations.

Assertions by third parties of infringement, misappropriation or other violation by Row 44 of their intellectual property rights could result in significant costs and substantially harm its business and operating results.

In recent years, there has been significant litigation involving intellectual property rights in many technology-based industries, including the wireless communications industry. Any infringement, misappropriation or related claims, whether or not meritorious, is time-consuming, diverts technical and management personnel and is costly to resolve. As a result of any such dispute, Row 44 may have to develop non-infringing technology, pay damages, enter into royalty or licensing agreements, cease providing certain products or services or take other actions to resolve the claims. These actions, if required, may be costly or unavailable on terms acceptable to Row 44. Certain of Row 44’s suppliers do not provide indemnity to Row 44 for the use of the products and services that these providers supply to Row 44. At the same time, Row 44 generally offers third party intellectual property infringement indemnity to its customers which, in some cases, do not cap Row 44’s indemnity obligations and thus could render it liable for both defense costs and any judgments. Any of these events could result in increases in operating expenses, limit Row 44’s service offerings or result in a loss of business if it is unable to meet its indemnification obligations and its airline customers terminate or fail to renew their contracts.

On December 28, 2012, Advanced Media Networks, L.L.C. filed suit in the United States District Court for the Central District of California against Row 44 and one of its customers that Row 44 has agreed to indemnify for allegedly infringing two of Advanced Media’s patents and seeking injunctive relief and unspecified monetary damages. Both of the patents in question are being reexamined by the U.S. Patent & Trademark Office. Based on currently available information, Row 44 believes that it has strong defenses and intends to defend vigorously against this lawsuit, but the outcome of this matter is inherently uncertain and could have a materially adverse effect on Row 44’s business, financial condition and results of operations.

Row 44 may not be able to protect its intellectual property rights.

Row 44 regards its trademarks, service marks, copyrights, patents, trade secrets, proprietary technologies, domain names and similar intellectual property as important to its success. Row 44 relies on trademark, copyright and patent law, trade secret protection and confidentiality agreements with its employees, vendors, airline customers, customers and others to protect its proprietary rights. Row 44 has sought and obtained patent protection for certain of its technologies in the United States and certain other countries. Many of the trademarks that Row 44 uses contain words or terms having a somewhat common usage, such as “broadband” and, as a result, it may have difficulty registering them in certain jurisdictions. Row 44 has not yet obtained registrations for its most important marks in all markets in which it may do business in the future, including countries in Asia, Africa and the Middle East. If other companies have registered or have been using in commerce similar trademarks for services similar to Row 44’s in foreign jurisdictions, it may have difficulty in registering, or enforcing an exclusive right to use, its marks in those foreign jurisdictions.

There can be no assurance that the efforts Row 44 has taken to protect its proprietary rights will be sufficient or effective, that any pending or future patent and trademark applications will lead to issued patents and registered trademarks in all instances, that others will not develop or patent similar or superior technologies, products or services, or that its patents, trademarks and other intellectual property will not be challenged, invalidated, misappropriated or infringed by others. Additionally, the intellectual property laws and enforcement practices of other countries in which Row 44’s service is or may in the future be offered may not protect its products and intellectual property rights to the same extent as the laws of the United States. If Row 44 is unable to protect its intellectual property from unauthorized use, its brand image may be harmed and its business and results of operations may suffer.

Row 44’s use of open source software could limit its ability to commercialize its technology.

Open source software is software made widely and freely available to the public in human-readable source code form, usually with liberal rights to modify and improve such software. Some open source licenses require as a condition of use that proprietary software that is combined with licensed open source software and distributed must be released to the public in source code form and under the terms of the open source license. Accordingly, depending on the manner in which such licenses were interpreted and applied, Row 44 could face restrictions on its ability to commercialize certain of its products and it could be required to (i) release the source code of certain of its proprietary software to the public, including to competitors; (ii) seek licenses from third parties for replacement software; and/or (iii) re-engineer its software in order to continue offering its products. Such consequences could materially adversely affect its business.

The failure of Row 44’s equipment or material defects or errors in its software may damage its reputation, result in claims against Row 44 that exceed its insurance coverage, thereby requiring it to pay significant damages and impair its ability to sell its service.

Row 44’s products contain complex systems and components that could contain errors or defects, particularly when it incorporates new technology. If any of its products are defective, Row 44 could be required to redesign or recall those products or pay substantial damages or warranty claims. Such events could result in significant expenses, disrupt sales and affect its reputation and that of its products. If Row 44’s on-board equipment has a severe malfunction, or there is a problem with the equipment installation, which damages an airplane or impairs its on-board electronics or avionics, significant property loss and serious personal injury or death could result. Any such failure could expose Row 44 to substantial product liability claims or costly repair obligations. In particular, the passenger jets operated by its airline customers are very costly to repair and therefore the damages in any product liability claims could be material. Row 44 carries aircraft and non-aircraft product liability insurance consistent with industry norms. However, this insurance coverage may not be sufficient to fully cover the payment of any claims. A product recall or a product liability claim not covered by insurance could have a material adverse effect on its business, financial condition and results of operations. Further, Row 44 indemnifies most of its airline customers for losses due to third-party claims and in certain cases the causes for such losses may include failure of its products.

The software underlying its services is inherently complex and may contain material defects or errors, particularly when the software is first introduced or when new versions or enhancements are released. Row 44 has from time to time found defects or errors in its software, and defects or errors in its existing software may be detected in the future. Any defects or errors that cause interruptions to the availability of its services could result in:

•	termination or failure to renew contracts by its airline customers;

•	a reduction in sales or delay in market acceptance of its service;

•	sales credits or refunds to its customers and airline customers;

•	loss of existing customers and difficulty in attracting new customers;

•	diversion of development resources;

•	harm to its reputation and brand image;

•	increased insurance costs; and

•	claims for substantial damages.

The costs incurred in correcting any material defects or errors in Row 44’s software may be substantial and could harm its results of operations.

Regulation by United States and foreign government agencies, such as the FAA, which regulates the civil aviation manufacturing and repair industries in the United States, and the FCC, which regulates the US telecommunications industry, may increase Row 44 costs of providing service or require it to change its services.

Row 44 is subject to various governmental regulations, including those regulations promulgated by various federal, state and local regulatory agencies and legislative bodies and comparable agencies outside the United States where it does, or in the future may do, business. The U.S. government agency that has primary regulatory authority over Row 44’s operations is the FAA. The commercial and private aviation industries, including civil aviation manufacturing and repair industries, are highly regulated by the FAA in the United States. FAA certification is required for all equipment that Row 44 installs on commercial aircraft, and certain of its operating activities require that it obtain FAA certification as a parts manufacturer. FAA approvals required to operate its business include Supplemental Type Certificates (STCs) and Parts Manufacturing Authority (PMAs). Obtaining STCs and PMAs is an expensive and time-consuming process that requires significant focus and resources. Any inability to obtain, delay in obtaining, or change in, needed FAA certifications, authorizations, or approvals, could have an adverse effect on Row 44’s ability to meet its installation commitments, manufacture and sell parts for installation on aircraft, or expand its business and could, therefore, materially adversely affect Row 44’s growth prospects, business and operating results. The FAA closely regulates many of Row 44’s operations. If it fails to comply with the FAA’s many regulations and standards that apply to its activities, Row 44 could lose the FAA certifications, authorizations or other approvals on which its manufacturing, installation, maintenance, preventive maintenance and alteration capabilities are based. In addition, from time to time, the FAA or comparable foreign agencies adopt new regulations or amend existing regulations. The FAA could also change its policies regarding the delegation of inspection and certification responsibilities to private companies, which could adversely affect Row 44’s business. To the extent that any such new regulations or amendments to existing regulations or policies apply to its activities, those new regulations or amendments to existing regulations generally increase Row 44’s costs of compliance.

As a broadband Internet provider, Row 44 must comply with the Communications Assistance for Law Enforcement Act of 1994, or CALEA, and similar laws in other countries, which requires communications carriers to ensure that their equipment, facilities and services can accommodate certain technical capabilities in executing authorized wiretapping and other electronic surveillance. Currently, Row 44’s CALEA solutions are deployed in its US network and Western European network though it could be subject to an enforcement action by the FCC, other telecommunications regulators or law enforcement agencies for any delays related to meeting any current or future CALEA or similarly mandated law enforcement related obligations. Such enforcement actions could subject Row 44 to fines, cease and desist orders or other penalties, all of which could adversely affect its business. Further, to the extent the FCC adopts additional capability requirements applicable to broadband Internet providers, its decision may increase the costs Row 44 incur to comply with such regulations.

Adverse decisions or regulations of these regulatory bodies could negatively impact Row 44’s operations and costs of doing business. Row 44 is unable to predict the scope, pace or financial impact of regulations and other policy changes that could be adopted by the various governmental entities that oversee portions of its business.

If government regulation of the Internet, including e-commerce or online video distribution, changes, Row 44 may need to change the way it conducts its business to a manner that incurs greater operating expenses, which could harm its results of operations.

The current legal environment for Internet communications, products and services is uncertain and subject to statutory, regulatory or interpretive change. Certain laws and regulations applicable to Row 44’s business were adopted prior to the advent of the Internet and related technologies and often do not contemplate or address specific issues associated with those technologies. Row 44 cannot be certain that it, its vendors and media partners or its customers are currently in compliance with applicable regulatory or other legal requirements in the countries in which its service is used. Row 44’s failure, or the failure of its vendors and media partners, customers and others with whom Row 44 transacts business to comply with existing or future legal or regulatory requirements could materially adversely affect its business, financial condition and results of operations. Regulators may disagree with its interpretations of existing laws or regulations or the applicability of existing laws or regulations to its business, and existing laws, regulations and interpretations may change in unexpected ways. For example, the FCC recently adopted regulations regarding net neutrality that, in certain situations, limit mobile broadband providers to “network management” techniques that are reasonable. Although these rules are currently being challenged in Federal court, future guidance or precedent from the FCC regarding the interpretation of what techniques are considered “reasonable” could adversely impact Row 44’s ability to monitor and manage the network to optimize its users’ Internet experience.

Row 44 cannot be certain what positions regulators may take regarding its compliance with, or lack of compliance with, current and future legal and regulatory requirements or what positions regulators may take regarding any past or future actions that Row 44 has taken or may take in any jurisdiction. Regulators may determine that Row 44 is not in compliance with legal and regulatory requirements, and impose penalties, or it may need to make changes to the Row 44 system, which could be costly and difficult. Any of these events would adversely affect its operating results and business.

Risks Related to Row 44’s Operating History and Industry

If Row 44’s efforts to retain and attract customers are not successful, its revenue will be adversely affected.

Row 44 currently generates all of its revenue from sales of its equipment and from the delivery of broadband related services across its system. If Row 44’s airline customers do not view its equipment as high-quality or cost-effective or if its equipment does not keep pace with innovation, its current and potential customers may choose to do business with its competitors. If Row 44 is unable to effectively attract new and repeat customers, its business, financial condition and results of operations would be adversely affected. Unreliable service levels, uncompetitive pricing, lack of availability, security risk and lack of related features of its equipment and services are some of the factors that may adversely impact its ability to retain existing customers and partners and attract new and repeat customers. If consumers are able to satisfy their in-flight entertainment needs through activities other than broadband Internet access, at no or lower cost, they may not perceive value in Row 44’s products and services.

The demand for in-flight broadband Internet access and related services may decrease or develop more slowly than expected. Row 44 cannot predict with certainty the development of the U.S. or international in-flight broadband Internet access market or the market acceptance for its products and services.

Row 44’s future success depends upon growing demand for in-flight broadband Internet access and related services, which is inherently uncertain. Row 44 has invested significant resources towards the roll-out of new service offerings, which represent a substantial part of its growth strategy. It faces the risk that the U.S. and international markets for in-flight broadband Internet access and related services may decrease or develop more slowly or differently than currently expected, or that its services may not achieve widespread market acceptance. Row 44 may be unable to market and sell its services successfully and cost-effectively to a sufficiently large number of customers.

Row 44’s business depends on the continued proliferation of Wi-Fi as a standard feature in mobile devices. The growth in demand for in-flight broadband Internet access and related services also depends in part on the continued and increased use of laptops, smartphones, tablet computers and other Wi-Fi enabled devices and the rate of evolution of data-intensive applications on the mobile Internet. If Wi-Fi ceases to be a standard feature in mobile devices, if the rate of integration of Wi-Fi on mobile devices decreases or is slower than expected, or if the use of Wi-Fi enabled devices or development of related applications decreases or grows more slowly than anticipated, the market for its services may be substantially diminished.

Row 44 has incurred operating losses since inception.

Row 44 has incurred operating losses in every quarter since its inception in 2004, and it may not be able to generate sufficient revenue in the future to generate operating income or positive cash flow. Row 44 also expects its costs to increase materially in future periods, which could negatively affect its future operating results. Row 44 expects to continue to expend substantial financial and other resources as it expands internationally. The amount and timing of these costs are subject to numerous variables. Such variables include the availability and timing of certain next-generation technologies, such as Ka-band and other satellite technology, as well as costs incurred to develop and implement changes to airborne software and hardware and, with respect to satellite technologies, the cost of obtaining satellite capacity.

Increased costs and other demands associated with Row 44’s growth could impact its ability to achieve profitability over the long term and could strain its personnel, technology and infrastructure resources.

Row 44 expects its costs to increase in future periods, which could negatively affect its future operating results. Anticipated future growth, including growth related to the broadening of its service offerings and international expansion of its business, will require the outlay of significant operating and capital expenditures and will continue to place strains on Row 44’s personnel, technology and infrastructure. Its success will depend in part upon its ability to contain costs with respect to growth opportunities. To successfully manage the expected growth of its operations, including its network, on a timely and cost-effective basis Row 44 will need to continue to improve its operational, financial, technological and management controls and its reporting systems and procedures. In addition, as it continues to grow, Row 44 must effectively integrate, develop and motivate a large number of new employees, and it must maintain the beneficial aspects of its corporate culture. If Row 44 fails to successfully manage its growth, it could adversely affect its business, financial condition and results of operations.

Row 44 depends upon third parties to manufacture equipment components and to provide services for its network.

Row 44 relies on third-party suppliers for equipment components that it uses to provide satellite telecommunication Wi-Fi services. The supply of third party components could be interrupted or halted by a termination of its relationships, a failure of quality control or other operational problems at such suppliers or a significant decline in their financial condition. If Row 44 is not able to continue to engage suppliers with the capabilities or capacities required by its business, or if such suppliers fail to deliver quality products, parts, equipment and services on a timely basis consistent with its schedule, its business prospects, financial condition and results of operations could be adversely affected.

Row 44 may fail to recruit, train and retain the highly skilled employees that are necessary to remain competitive and execute its growth strategy. The loss of one or more of its key personnel could harm its business.

Competition for key technical personnel in high-technology industries is intense. Row 44 believes that its future success depends in large part on its continued ability to hire, train, retain and leverage the skills of qualified engineers and other highly skilled personnel needed to maintain and grow its satellite based broadband connectivity network. Row 44 may not be as successful as its competitors at recruiting, training, retaining and utilizing these highly skilled personnel. In particular, it may have more difficulty attracting or retaining highly skilled personnel during periods of poor operating performance. Any failure to recruit, train and retain highly skilled employees could negatively impact its business and results of operations.

Row 44 depends on the continued service and performance of its key personnel. Such individuals have acquired specialized knowledge and skills with respect to Row 44 and its operations. As a result, if any of these individuals were to leave Row 44, it could face substantial difficulty in hiring qualified successors and could experience a loss of productivity while any such successor obtains the necessary training and expertise. Row 44 does not maintain key man insurance on any of its officers or key employees. In addition, much of its key technology and systems are custom-made for its business by its personnel. The loss of key personnel, including key members of its management team, as well as certain of its key marketing or technology personnel, could disrupt its operations and have an adverse effect on its ability to grow its business.

Risks Related to AIA’s Business

Increased competition in the in-flight entertainment industry may harm AIA’s business.

In-flight entertainment is undergoing a sea change driven first and foremost by technical innovations. Recent years saw the emergence of numerous new vendors with new technologies and new approaches, especially for the hardware systems that are built into aircraft. Increasingly, carriers are also investigating the use of systems that are not permanently installed. This would require passengers to dial into the in-flight entertainment system using either their own mobile devices or those made available to them. More and more carriers also offer passengers in-flight access to the Internet. It is impossible to say at this time which of these new technologies and approaches will gain a foothold in the market in the long term. As a content service provider, AIA’s services are contingent on the technological components used in aircraft because it is these components that define the parameters for both the content and the solutions that can be used in in-flight entertainment. Over time, this will impose new technical requirements on AIA. In turn, this will entail opportunities (e.g., an expansion of AIA’s own services portfolio thanks to broadened options for using the new systems) as well as risks (e.g., lowered technical barriers to market entry for competitors).

AIA may not be able to grow its business with its current airline customers or successfully secure new airline customers in the future.

AIA is constantly in negotiations and discussions with existing airline customers and potential new airline customers around the world to either maintain or expand an existing contract or win a new contract. Negotiations with airline customers require a substantial amount of time, energy and resources, and there can be no assurance that AIA will be successful in maintaining existing customers or winning new customers. Additionally, the terms of any of AIA’s future agreements with existing or new airline customers may be less favorable than its current agreements. To the extent that AIA is unable to secure existing airline customers or new airline customers or any of its future agreements with existing or new customers are not as favorable as AIA’s existing arrangements, its growth and profitability prospects could be materially and adversely affected.

AIA’s business based on applications as part of the in-flight entertainment has a limited operating history, which may make it difficult to evaluate its current business and predict its future performance.

In 2008 AIA started to develop applications to be used on more sophisticated in-flight entertainment hardware platforms. Therefore AIA’s application business is still in a ramp up phase and has limited operating history. This makes it difficult for AIA to accurately evaluate the potential growth and future performance of the application business. Any assessments of AIA’s application business and predictions that it makes about future success or viability may not be accurate. In this application business, AIA has encountered and will continue to encounter risks and difficulties frequently experienced by companies expanding in new business areas in rapidly changing industries, and the size and nature of its market opportunity will change as it scales its application business.

AIA’s future financial performance is dependent on its acquisitions of new companies.

As a holding company, AIA’s growth both in revenues and profits in the past has been dependent on the ability to execute acquisitions of companies inside or outside its core industry. There can be no assurance that AIA will be successful with respect to such acquisitions, or that these acquisitions will have positive impacts on revenues or profits of AIA.

The demand for in-flight entertainment and related services may decrease or develop more slowly than expected.

AIA’s future success depends upon growing demand for in-flight entertainment and related services, which is inherently uncertain. AIA has invested and will invest resources towards the development and roll-out of new content and service offerings, which represent part of its growth strategy. It faces the risk that markets for in-flight entertainment and related services may decrease or develop more slowly or differently than currently expected. AIA may be unable to market and sell its services successfully and cost-effectively to a sufficiently large number of customers.

Increased costs and other demands associated with AIA’s growth could impact its profitability over the long term and could strain its personnel, technology and infrastructure resources.

If AIA’s costs for providing its services increase in future periods, it could negatively affect its future operating results. Anticipated future growth, including growth related to the broadening of its service offerings and its expansion into other markets, could require the outlay of significant operating and capital expenditures and could place strains on AIA’s personnel, technology and infrastructure. AIA’s success will depend in part upon its ability to contain costs with respect to growth opportunities. To successfully manage the expected growth of its operations in a timely and cost-effective basis, AIA will need to continue to improve its operational, financial, technological and management controls and its reporting systems and procedures. In addition, as it continues to grow, AIA must effectively integrate, develop and motivate a large number of new employees, and it must maintain the beneficial aspects of its corporate culture. If AIA fails to successfully manage its growth, it could adversely affect its business, financial condition and results of operations.

AIA may fail to recruit, train and retain the skilled employees that are necessary to remain competitive and execute its growth strategy, and may encounter significant challenges due to its widespread international locations.

Competition for key personnel in the service industry is intense. AIA believes that its future success depends in large part on its continued ability to hire, train, retain and leverage the skills of qualified and motivated personnel needed to maintain and grow its business. AIA may not be as successful as its competitors at recruiting, training, retaining and utilizing these personnel. In particular, it may have more difficulty attracting or retaining highly skilled personnel during periods of poor operating performance. In addition, because of its widespread geographical locations, AIA has a risk of migration of employees and poor retention rate. AIA may also encounter challenges in complying with foreign employment laws and regulations in its many international locations. Any failure to recruit, train and retain highly skilled employees or any failure to comply with applicable foreign employment laws and regulations could negatively impact its business and results of operations.

AIA may not predict accurately its profit margins with respect to its long term fixed price contracts.

Aside from centralizing license procurement for the in-flight entertainment segment to a greater extent, in some cases AIA also closes multi-year, fixed-price delivery contracts with producers. These procurement contracts enable AIA to purchase all of the movies that a given studio releases or markets during the term of the contract at a fixed purchase price, or “flat deals”. Adjustments of the previously agreed upon purchase price might be necessary in certain circumstances if there are major changes in the customer base of AIA during the term of a given contract. Although such flat deals are based on diligently researched decision-making parameters and also offer a certain degree of flexibility, there is the risk that the profit margins on AIA’s flat fee agreements may be smaller than predicted or even a loss, which could negatively impact AIA’s financial condition and results of operations.

AIA may not choose the most profitable content to market.

AIA’s recent acquisition of two companies, EIM and Emphasis, has substantially strengthened its positioning in the strategically important business of marketing content for the inflight entertainment market. Selecting the films to be bought is key to the success of the business model of both EIM and Emphasis. These two companies will only generate profits if they succeed in buying the marketing licenses to movies for which there is sufficient demand. There is the risk, however, if the movies acquired for marketing purposes are not sold to customers in sufficient numbers, that the costs incurred in connection with the marketing of the film licenses will not be covered at all or only in part by corresponding sales revenue, in turn potentially impacting the earnings of AIA.

Technological advances may harm AIA’s business.

Due to the widening use of state-of-the-art, personal electronic devices such as Apple’s iPad, ever-increasing numbers of passengers have their own mobile devices, which they might use to bring their own content such as movies, music or games with them on a flight. This could decrease demand for AIA’s in-flight offerings. Carriers now also have greater technical means at their disposal to offer passengers inflight access to the Internet, including through the offerings of Row 44 and its competitors. At present, these offerings do not allow passengers to fully stream content on their mobile devices. If, however, in-flight Internet access in the future allows passengers to fully stream content on their mobile devices, this could decrease demand for AIA’s in-flight offerings. While both trends will give rise to risks as well as opportunities for AIA, it is impossible to foresee at present whether and, if so, to what extent these trends will have lasting effects. Note, too, that the in-flight entertainment systems currently in place are unable to support these developments. Given average useful lives of 15 to 20 years, the conventional systems will continue to dominate the in-flight entertainment industry for the foreseeable future. As a result, possible changes will happen slowly, giving all market players sufficient time to adapt.

If AIA fails to expand its customers’ use of its products, AIA’s ability to execute its growth strategy and increase its revenue will be limited.

Many of AIA’s customers initially make a purchase of only one or a limited number of AIA’s available products or use AIA’s products for a limited period of time. AIA’s ability to grow its business and increase revenue is dependent on its ability to further penetrate its existing customers by selling additional products to them, and by increasing the number of products for customers (existing and potential) to choose from. If AIA fails to expand the usage of its products by its existing customers, or fails to attract new customers, AIA’s ability to execute its growth strategy and increase its revenue will be limited.

Many of AIA’s products will have long sales cycles, which may cause AIA to expend resources without an acceptable financial return and which makes it difficult to plan its expenses and forecast its revenues which could have a materially adverse affect on its business.

Many of AIA’s products have long sales cycles that involve numerous steps, including initial customer contacts, specification writing, software engineering design, software prototyping, pilot testing, device certification, regulatory approvals (if needed), sales and marketing and commercial manufacture, integration and delivery. During this time, AIA may expend substantial financial resources and management time and effort without any assurance that product sales will result. The anticipated long sales cycle for some of its products makes it difficult to predict the quarter in which sales may occur. Delays in sales may cause AIA to expend resources without an acceptable financial return and make it difficult to plan expenses and forecast revenues which could have a materially adverse effect on its business.

AIA may not retain or attract customers if it does not develop new products and enhance its current products in response to technological changes and competing products.

The in-flight entertainment market is faced with rapid technological change, evolving standards in computer hardware, software development, communications and security infrastructure, and changing needs and expectations of customers. Building new products and service offerings requires significant investment in development. A substantial portion of AIA’s research and development resources are devoted to maintenance requirements and product upgrades that address new technology support. These demands put significant constraints on AIA’s resources available for new product development. AIA also faces uncertainty when it develops or acquires new products because there is no assurance that a sufficient market will develop for those products.

AIA is exposed to foreign currency risks and AIA’s hedging activities could create losses.

Within AIA, currency risks essentially arise from the fact that both sales to customers and purchasing are largely effected in US dollars while most of its operating companies’ fixed costs are incurred in euros, British pounds and Canadian dollars. If necessary, AIA engages in hedging transactions to counteract direct currency risks. However, AIA cannot always guarantee that all currency risks have been hedged in full. Severe currency fluctuations could also cause the hedging transactions to fail if agreed thresholds (triggers) are not met or exceeded. AIA therefore cannot fully preclude negative foreign currency effects in the future — some of which might be substantial — due to unforeseen exchange rate fluctuations and/or inaccurate assessments of market developments. At this time, AIA rarely resorts to hedges because of the still rudimentary nature of the system-based data that is available to it for foreign currency management as well as highly volatile foreign exchange rates. But it is also rooted in the fact that the general trend toward a strengthening of the US dollar relative to the euro is advantageous to AIA’s specific foreign currency concerns. AIA continuously monitors all foreign exchange rates relevant to AIA in order to be able to initiate appropriate hedging activities immediately if the current market situation were to change.

There are also intragroup receivables and liabilities in the AIA group of companies such as loans that can generate significant foreign currency effects. Changes in the exchange rates of a number of foreign currencies against the euro, especially the US dollar and the Canadian dollar, could lead to the recognition of unrealized foreign exchange losses in some cases, particularly as a result of intragroup transactions. Therefore, the AIA group is exposed to a heightened currency risk in connection with intragroup borrowing owing to the foreign currency sensitivity in severe and unforeseeable exchange rate movements that are consequently difficult to predict. Steps were taken by AIA as early as in 2010, as well as in 2011, to bring about a further sustained reduction in intragroup receivables and liabilities.

AIA faces intense pricing pressure which may have a material negative effect on its financial condition and results of operations.

A number of invitations to tender in 2011 by both new and current customers have shown that the price pressures from ever-increasing cost pressures in the aviation industry have further intensified. AIA expects its risk of having to grant some major concessions in connection with tenders in order to acquire new customers or keep current customers to increase against this backdrop. In turn, this may have corresponding effects on AIA’s sales and earnings.

AIA continues to respond to this scenario by broadening its offerings through additional services; making integrated offers that cover the entire range of AIA’s services; adjusting the composition of the content offered; and optimizing its procurement strategy. Furthermore, AIA will initiate additional structural and cost-cutting measures in the coming months with the aim of improving its cost structure and thus counteracting the increased price pressure. While these actions could adversely affect AIA’s earnings in the short term, they serve to stabilize and improve the profitability of AIA in the medium and long term.

AIA sources its content from studios, distributors and other content providers, and any reduction in the volume of content produced by such content providers could hurt AIA’s business by providing it with less quality content to choose from and resulting in potentially less attractive offerings for passengers.

AIA receives content from studios, distributors and other content providers, and in some circumstances, AIA depends on the volume and quality of the content that these content providers produce. If studios, distributors or other content providers were to reduce the volume or quality of content they make available to AIA over any given time period, whether because of their own financial limitations or other factors influencing their businesses, AIA would have less quality content to choose from and AIA’s programmers would have more difficulty finding relevant and appropriate content to provide to AIA’s customers. This could negatively impact the passenger experience, which could in turn reduce the demand for AIA’s offerings, which would have a negative impact on AIA’s revenue and results of operations.

Certain of AIA’s largest contracts for its CSP business are up for renewal in 2013, and AIA may not be successful in renewing such contracts on commercially reasonable terms or at all, which would negatively impact AIA’s operating results.

Certain of AIA’s largest contracts for its Content Service Providing, or CSP, business, are up for renewal in 2013. AIA may not be successful in renewing these contracts on commercially reasonable terms or at all. If AIA is unable to renew these contracts, or if AIA renews these contracts on substantially less favorable terms, AIA will need to find new sources of revenue from other customers or in other product offerings in order to maintain results of operations at current levels. Any attempted transition to new sources of revenue could take time, involve increased expenses, and negatively impact AIA’s results of operations and profitability, on a temporary or permanent basis.

AIA’s revenue may be adversely affected by a reduction or elimination of the time between AIA’s receipt of content and the content being made more broadly publicly available to the rental or home viewing market.

AIA receives its content directly from studios, distributors and other content providers, and the timing is at the discretion of the content providers. Historically, AIA has received content prior to such content being more broadly publicly distributed via rental viewing, retail stores or Internet streaming services. AIA believes that this “early window” has yielded a competitive advantage to AIA, as passengers have access to its content prior to being able to rent, purchase or otherwise access such content for home viewing. The early availability of this content is a strong differentiator for AIA’s business and AIA believes it allows for an enhanced passenger experience. If a content provider delays release of a certain content to AIA in a manner reducing or eliminating AIA’s “early window”, AIA may not be able to generate as much revenue from such content as AIA could have with an earlier release date.

AIA is subject to ongoing tax audits which could result in additional taxes or a reduction in tax loss carryforwards.

A comprehensive tax audit of the AIA group of companies domiciled in Germany for 2006 through 2009 began in the 2011 financial year and is ongoing. The audit had not yet been completed at the time the 2011 annual financial statements were prepared. Even though AIA believes that all transactions relevant to taxes have been duly presented in its tax returns for the given years, AIA cannot preclude with certainty that the comprehensive tax audit will not lead to objections to the tax returns and consequent tax risks from demands for additional taxes and that its tax loss carryforwards might be cut. Also, a comprehensive tax audit of AIA Canadian subsidiary DTI Software for 2009, 2010 and 2011 is underway. In addition, DTI is claiming tax credit in the course of the development of games and applications in Canada (tax credits that support multimedia, e-commerce and research and development in Canada). Although AIA is using tax credit consultants for calculating the effective amount that it can claim in tax credits, AIA always has a certain level of risk that the tax authorities might come to a different conclusion concerning the respective amount. This would lead to an adjustment of the booked tax credits.

The intensity and volume of both intragroup and transnational transactions have risen because collaboration among individual AIA group companies has increased. In AIA's view, the structure of these transactions — and, in particular, the determination of intragroup pricing — have been in compliance with all tax rules and regulations. AIA cannot preclude, however, that national and international tax authorities performing comprehensive corporate tax audits might not concur with AIA's tax assessment of certain transactions and thus might issue demands for additional taxes. The same applies to AIA AG's pass-through costs that it allocates to its subsidiaries in connection with the services it renders for them.

The AIA group is active with numerous subsidiaries in several countries worldwide. Proactive management of the group's corporate tax structure entails availing itself of tax optimization features internationally as well. All of its actions in this regard take existing tax requirements into account. Nonetheless, AIA cannot say with any certainty that national and international tax authorities will concur with AIA's tax assessment of certain transactions and that this might have negative tax effects.

AIA currently benefits from investment tax credits that are available in Canada to support multimedia, e-commerce and research and development in Canada, and any reduction in or elimination of government support for such tax credits would negatively impact AIA’s business and results of operations.

AIA’s Canadian subsidiary, DTI Software, makes claims for currently available tax credits in Canada in the course of its development of games and applications in Canada, including tax credits that support multimedia, e-commerce and research and development in Canada. If governmental authorities in Canada, and in particular in the province of Quebec, were to reduce or eliminate the amount of tax credits that are available in respect of these activities by DTI, then AIA’s tax liabilities would likely increase and this would have a negative impact on AIA’s overall profitability.

AIA’s revenue may be adversely affected by a reduction or elimination of use of its services by competitors in the marketplace.

A portion of AIA’s income is currently generated by the licensing of software and content and by the performance of content processing services for direct competitors, including CSPs, of AIA. If AIA’s competitors develop their own software and content acquisition and processing capabilities, AIA’s business may be materially adversely affected.

Risks Related to the Combined Company

If we are unable to maintain effective internal control over financial reporting, our ability to produce accurate financial statements on a timely basis could be impaired and the market price of our securities may be negatively affected.

Section 404 of the Sarbanes-Oxley Act of 2002 requires us to maintain internal control over financial reporting and to report any material weaknesses in such internal control. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected and corrected on a timely basis. We also are required to furnish a report by management on the effectiveness of our internal control over financial reporting. We perform system and process evaluation and testing of our internal controls over financial reporting to allow management to prepare and furnish such a report.

In connection with the preparation of our financial statements for the year ended December 31, 2012, management discovered that the Company had improperly accounted for its warrants as components of equity instead of as derivative liabilities, and our management and auditors determined that this resulted from a material weakness in internal control over financial reporting. This material weakness led to the need for the restatement of our financial statements for the period from February 2, 2011 (date of inception) to December 31, 2011 and the quarterly periods ended June 30, and September 30, 2011 and 2012 and March 31, 2012. All of such periods occurred while the Company was a shell company prior to the consummation of the Business Combination. In connection with the consummation of the Business Combination, a new board of directors was elected, which appointed new members of the Company’s audit committee and new members of management, including a new chief financial officer. The Company’s new management is currently implementing measures to remediate this material weakness in internal control over financial reporting.

If we are unable to maintain proper and effective internal control over financial reporting, we may not be able to produce timely and accurate financial statements. If that were to happen, investors may lose confidence in the accuracy and completeness of our financial reports, the market price of our securities could decline and we could be subject to sanctions or investigations by NASDAQ, the SEC or other regulatory authorities.

Row 44’s management and auditors have identified a material weakness in its internal control over financial reporting that, if not properly remediated, could impair our ability to produce accurate financial statements on a timely basis and result in a decline in the market price of our securities.

As a privately-held company prior to the Business Combination, Row 44 was not required to comply with Section 404 of the Sarbanes-Oxley Act. As such, Row 44 did not make an assessment of the effectiveness of its internal control over financial reporting nor did it engage its auditors to express, nor have its auditors expressed, an opinion on the effectiveness of Row 44’s internal controls over financial reporting. In connection with the audit of Row 44’s financial statements for the years ended December 31, 2011 and December 31, 2012, Row 44’s auditors informed Row 44 that they had identified a material weakness in Row 44’s internal control over financial reporting related to inadequate segregation of duties within the accounting and financial reporting functions and limited accounting staffing sufficient to perform adequate review functions.

The primary factors contributing to the material weakness in financial statement close process of Row 44 were:

•	Inadequate segregation of duties over various accounting and financial reporting functions.

•	Schedules prepared by Row 44’s Director-Finance are not reviewed for accuracy, thereby allowing for the possibility that undetected errors will be reflected in the financial statements.

We have begun taking measures and plans to take additional measures to remediate the underlying causes of the material weakness, primarily through the development and implementation of formal policies, improved processes, improved systems and documented procedures, as well as hiring of additional finance personnel. We plan to complete this remediation process as quickly as possible. However, we cannot at this time estimate how long it will take or if we can successfully remediate the material weakness. If we are unable to successfully remediate this material weakness, we may not be able to produce timely and accurate financial statements, and we may conclude that our internal control over financial reporting is not effective. If that were to happen, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our securities could decline.

AIA’s auditors identified material weaknesses in its internal control over financial reporting that, if not properly remediated, could impair our ability to produce accurate financial statements on a timely basis and result in a decline in the market price of our securities.

In the course of auditing the financial statements of AIA for the years ended December 31, 2011, 2010 and 2009, AIA’s independent auditors considered AIA’s internal control over financial reporting and identified a deficiency that it concluded represented a material weakness. AIA’s independent auditors identified the same deficiency plus an additional deficiency in the course of auditing the financial statements of AIA for the year ended December 31, 2012.

AIA prepared its consolidated financial statements for the years ended December 31, 2012, 2011, 2010, and 2009 in conformity with IFRS EU. Those financial statements, for purposes of the Business Combination, include reconciliation from IFRS EU to U.S. GAAP in accordance with Item 18 of Form 20-F. U.S. GAAP varies in certain respects from IFRS EU and AIA’s management does not have sufficient personnel with training and experience in reporting under U.S. GAAP to ensure the reconciliations are prepared appropriately. Therefore, AIA hired third party consultants to assist AIA with evaluating and calculating the differences between IFRS EU and U.S. GAAP, as well as preparing the required disclosures included in the U.S. GAAP reconciliations in AIA’s annual and interim financial statements.

In addition, in the course of auditing the financial statements of AIA for the year ended December 31, 2012, AIA’s independent auditors concluded that the operating effectiveness of controls over certain subsidiaries’ IFRS financial statement close process was ineffective. Based on AIA’s independent auditor’s audit procedures, AIA’s financial statement close process and related review controls lacked processes to accurately record and review period end journal entries on certain subsidiaries. Due to the six week reduction in the closing timetable compared to the prior year, there were certain subsidiaries where year-end financial statement close process was not adequate in preventing or detecting certain errors. Such errors include the recording of accrued expenses identified across several accrual balances including, but not limited to expense and accruals for payroll, vacation, royalties, income tax, salaries, and amortization expense.

AIA has began taking measures and plans to take additional measures to remediate these deficiencies, which may include either hiring appropriate personnel or utilizing the personnel that are available through the Company. If AIA is not able to remediate these deficiencies, we may not be able to produce timely and accurate financial statements. If that were to happen, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our securities could decline.

Our due diligence may not have revealed all materials issues that may be present in Row 44’s and AIA’s respective businesses

Although we conducted due diligence on Row 44 and AIA, we cannot assure you that this diligence revealed all material issues that may be present in Row 44’s and AIA’s respective businesses, that it would be possible to uncover all material issues through a customary amount of due diligence, or that factors outside of our, Row 44’s and AIA’s control will not later arise. As a result, we may be forced to later write-down or write-off assets, restructure the operations or either or both of Row 44 and AIA, or incur impairment or other charges that could result in losses. In addition, unexpected risks may arise and previously known risks may materialize in a manner not consistent with our preliminary risk analysis. Even though these charges may be non-cash items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our securities. In addition, charges of this nature may cause us to be unable to obtain future financing on favorable terms or at all.

Concentration of ownership may have the effect of delaying or preventing a change in control.

As of the consummation of the Business Combination, PAR owned approximately 53%, former Row 44 equity holders other than PAR and AIA owned 19%, and our founders owned 8% of the issued and outstanding shares of our capital stock. These percentages exclude approximately 3.0 million shares of our capital stock issued pursuant to the Row 44 Merger to AIA, which became our majority-owned subsidiary after the consummation of the Business Combination, and which shares therefore are not considered outstanding. As a result, these stockholders, if acting together, have the ability to determine the outcome of corporate actions of the Company requiring stockholder approval. This concentration of ownership may have the effect of delaying or preventing a change in control and might adversely affect the market price of our common stock.

Future sales of our common stock may cause the market price of our securities to drop significantly, even if our business is doing well.

Former Row 44 equity holders are subject to certain lock-up agreements. In accordance with these agreements, Row 44 stockholders are not permitted to sell (a) (i) 40% of our shares held by such holder (including shares underlying any warrants), and (ii) any of the Shares placed into escrow in connection with the closing of the Business Combination for such stockholders’ benefit (in each excluding any shares issued under the Backstop Agreements) until the earlier to occur of (A) the six-month anniversary of closing, or (B) if the last sales price of Company shares exceeds $12.00 per share for any 20 trading days within any 30-trading day period commencing at least 45 days after closing, the last day of such 30-trading day period, and (b) the remaining Company shares until the earlier to occur of (i) the first anniversary of closing, or (ii) if the last sales price of Company shares exceeds $12.00 per share for any 20 trading days within any 30-trading day period commencing at least six months after closing, the last day of such 30-trading day period. Similarly, Row 44 option holders are not permitted to sell (a) 50% of our shares held by such holder (including shares underlying any warrants) until the earlier to occur of (i) the six-month anniversary of closing, or (ii) if the last sales price of Company shares exceeds $12.00 per share for any 20 trading days within any 30-trading day period commencing at least 45 days after closing, the last day of such 30-trading day period, and (b) the remaining Company shares until the earlier to occur of (i) the first anniversary of closing, or (ii) if the last sales price of Company shares exceeds $12.00 per share for any 20 trading days within any 30-trading day period commencing at least six months after closing, the last day of such 30-trading day period. None of the shares we issued pursuant to the Backstop Agreements are subject to a lock-up provision.

Upon the consummation of the Business Combination, we entered into an amended and restated registration rights agreement with respect to the Founder Shares, shares of our common stock underlying the Sponsor Warrants, the shares of our common stock (including shares of voting common stock issuable upon conversion of the non-voting common stock) issued under the Row 44 Merger Agreement, the AIA Stock Purchase Agreement and the Backstop Agreements, and shares of our common stock underlying any warrants originally exercisable for shares of capital stock of Row 44, which warrants, pursuant to the terms of Row 44 Merger Agreement, are now, or may be, exercisable, for shares of our common stock, which securities we collectively refer to as “registrable securities.” The stockholders of Row 44 (other than PAR) that received shares of our common stock pursuant to the Row 44 Merger Agreement are intended third party beneficiaries of the registration rights agreement. This registration rights agreement amends and restates entirely the registration rights agreement we entered into in connection with our initial public offering. Under the Row 44 Merger Agreement, we agreed to file a registration statement with the SEC within seven (7) business days after the Business Combination covering the resale of the registrable securities. Holders of (i) a majority of the Founder Shares, (ii) a majority of the shares issued to PAR and its affiliates under Agreement, the AIA Stock Purchase Agreement and the PAR Backstop Agreement, or (iii) at least 10,000,000 of the registrable securities will also be entitled to require us to undertake an underwritten public offering of all or a portion of the registrable securities pursuant to an effective registration statement, no more than once during any six month period, so long as the estimated market value of the registrable securities to be sold in such offering is at least $71.3 million. Holders of registrable securities will also have certain “piggyback” registration rights with respect to registration statements filed subsequent to the Business Combination.

Upon effectiveness of the registration statement we file pursuant to the registration rights agreement, or upon the expiration of the lockup periods applicable to the capital stock that we will issue to Row 44 equity holders, these parties may sell large amounts of our stock in the open market or in privately negotiated transactions, which could have the effect of increasing the volatility in our stock price or putting significant downward pressure on the price of our stock.

The listing of our common stock on with Nasdaq is subject to considerable rules and regulations.

In order to continue listing our securities on Nasdaq, we must maintain certain financial, distribution and stock price levels. Generally, we must maintain a minimum amount in stockholders’ equity (generally $2,500,000) and a minimum number of public stockholders (generally 300 public holders). If Nasdaq delists our securities from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect our securities could be quoted on the Over-The-Counter Bulletin Board (“OTCBB”) or the OTC Market. If this were to occur, we could face significant material adverse consequences, including:

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

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Because our common stock is listed on Nasdaq, our common stock is a covered security. Although the states are preempted from regulating the sale of our common stock because it is a covered security, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. Further, if we were no longer listed on Nasdaq, our securities would not be covered securities and we would be subject to regulation in each state in which we offer our securities.

The market price of our securities may be volatile and may decline as a result of a number of factors, some of which are beyond our control.

If the benefits of the Business Combination do not meet the expectations of investors or securities analysts, the market price of our securities may decline. The trading price of our securities could be volatile and subject to wide fluctuations in response to various factors, some of which are beyond our control. Any of the factors listed below could have a material adverse effect on your investment in our securities and our securities may trade at prices significantly below the price you paid for them. In such circumstances, the trading price of our securities may not recover and may experience a further decline.

Factors affecting the trading price of our securities may include:

•	actual or anticipated fluctuations in our quarterly financial results or the quarterly financial results of companies perceived to be similar to us;

•	changes in the market’s expectations about our operating results;

•	success of competitors;

•	our operating results failing to meet the expectation of securities analysts or investors in a particular period;

•	changes in financial estimates and recommendations by securities analysts concerning the Company, the market for in-flight entertainment, the airline industry, or the travel market in general;

•	operating and stock price performance of other companies that investors deem comparable to us;

•	our ability to market new and enhanced products on a timely basis;

•	changes in laws and regulations affecting our business;

•	commencement of, or involvement in, litigation involving the Company;

•	changes in our capital structure, such as future issuances of securities or the incurrence of additional debt;

•	the volume of shares of our common stock available for public sale;

•	any major change in our board or management;

•	sales of substantial amounts of common stock by our directors, executive officers or significant stockholders or the perception that such sales could occur; and

•	general economic and political conditions such as recessions, interest rates, fuel prices, international currency fluctuations and acts of war or terrorism.

Broad market and industry factors may materially harm the market price of our securities irrespective of our operating performance. The stock market in general, and Nasdaq in particular have experienced price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of the particular companies affected. The trading prices and valuations of these stocks, and of our securities, may not be predictable. A loss of investor confidence in the market for retail stocks or the stocks of other companies which investors perceive to be similar to us could depress our stock price regardless of our business, prospects, financial conditions or results of operations. A decline in the market price of our securities also could adversely affect our ability to issue additional securities and our ability to obtain additional financing in the future.

Warrants became exercisable for our common stock, which increases the number of shares eligible for future resale in the public market and results in dilution to our stockholders.

Outstanding warrants to purchase an aggregate of 26,659,167 shares of our common stock became exercisable for a like number of shares of our common stock in accordance with the terms of the warrant agreement governing those securities. These warrants consist of 18,992,500 warrants originally sold as part of units in our initial public offering and 7,000,000 Sponsor Warrants that were sold by us to the Sponsor in a private sale simultaneously with our initial public offering. Additionally, on November 21, 2012, the Sponsor advanced to us $500,000 pursuant to a convertible note issued by us to the Sponsor. The Sponsor converted the aggregate principal amount of $500,000 outstanding under the convertible note into 666,667 Sponsor Warrants upon consummation of the Business Combination. These warrants became exercisable 30 days after the completion of the Business Combination, and will expire at 5:00 p.m., New York time, five years after the completion of the Business Combination or earlier upon redemption or liquidation. The exercise price of these warrants is $11.50 per share, or $306,580,421 in the aggregate for all shares underlying these warrants. In addition, certain warrants to purchase shares of Row 44 capital stock became exercisable for 5,848,472 shares of our common stock as a result of the Row 44 Merger. To the extent such warrants are exercised, additional shares of our common stock will be issued, which will result in dilution to the holders of common stock of the Company and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market could adversely affect the market price of our common stock.

If securities or industry analysts do not publish or cease publishing research or reports about the Company, our business, or our market, or if they change their recommendations regarding our common stock adversely, the price and trading volume of our common stock could decline.

The trading market for our common stock will be influenced by the research and reports that industry or securities analysts may publish about us, our business, our market, or our competitors. If insufficient securities or industry analysts cover us, our stock price and trading volume would likely be negatively impacted. If any of the analysts covering us change their recommendation regarding our stock adversely, or provide more favorable relative recommendations about our competitors, the price of our common stock would likely decline. If any analyst who covers us were to cease coverage of us or fail to regularly publish reports on us, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline.

We are a holding company with no business operations of our own and will depend on cash flow from Row 44 and AIA to meet our obligations.

Upon the consummation of the Business Combination, we became a holding company with no business operations of our own or material assets other than the stock of our subsidiaries. All of our operations are conducted by our subsidiaries, Row 44 and AIA. As a holding company, we will require dividends and other payments from our subsidiaries to meet cash requirements. The terms of any agreements governing indebtedness that we may enter into may restrict our subsidiaries from paying dividends and otherwise transferring cash or other assets to us. If there is an insolvency, liquidation or other reorganization of any of our subsidiaries, our stockholders likely will have no right to proceed against their assets. Creditors of those subsidiaries will be entitled to payment in full from the sale or other disposal of the assets of those subsidiaries before we, as an equity holder, would be entitled to receive any distribution from that sale or disposal. If Row 44 or AIA is unable to pay dividends or make other payments to us when needed, we will be unable to satisfy our obligations.

Our corporate structure may create tax inefficiencies.

As a result of the Business Combination, AIA is a majority-owned subsidiary of the Company and thus a controlled foreign corporation of the Company for U.S. federal income tax purposes. This organizational structure may create inefficiencies, as certain types of income and investments of AIA that otherwise would not be currently taxable under general tax principles, may become taxable. In addition, distributions from the operating subsidiaries of AIA may be subject to additional withholding tax and result in lower profits. It is our intention to streamline our corporate structure and, by doing so, certain transactions in the restructuring could be taxable in the United States and Germany. We cannot presently predict the impact such restructuring may have on U.S. and foreign tax liability.

Anti-takeover provisions contained in our certificate of incorporation and bylaws, as well as provisions of Delaware law, could impair a takeover attempt.

Our certificate of incorporation and bylaws contain provisions that could have the effect of delaying or preventing changes in control or changes in our management without the consent of our board of directors. These provisions include:

•	a classified board of directors with three-year staggered terms, which may delay the ability of stockholders to change the membership of a majority of our board of directors;

•	no cumulative voting in the election of directors, which limits the ability of minority stockholders to elect director candidates;

•	the exclusive right of our board of directors to elect a director to fill a vacancy created by the expansion of the board of directors or the resignation, death, or removal of a director, which prevents stockholders from being able to fill vacancies on our board of directors;

•	the ability of our board of directors to determine to issue shares of preferred stock and to determine the price and other terms of those shares, including preferences and voting rights, without stockholder approval, which could be used to significantly dilute the ownership of a hostile acquirer;

•	a prohibition on stockholder action by written consent, which forces stockholder action to be taken at an annual or annual meeting of our stockholders;

•	the requirement that an annual meeting of stockholders may be called only by the chairman of the board of directors, the chief executive officer, or the board of directors, which may delay the ability of our stockholders to force consideration of a proposal or to take action, including the removal of directors;

•	limiting the liability of, and providing indemnification to, our directors and officers;

•	controlling the procedures for the conduct and scheduling of stockholder meetings;

•	providing the board of directors with the express power to postpone previously scheduled annual meetings of stockholders and to cancel previously scheduled annual meetings of stockholders;

•	providing that directors may be removed prior to the expiration of their terms by stockholders only for cause; and

•	advance notice procedures that stockholders must comply with in order to nominate candidates to our board of directors or to propose matters to be acted upon at a stockholders’ meeting, which may discourage or deter a potential acquirer from conducting a solicitation of proxies to elect the acquirer’s own slate of directors or otherwise attempting to obtain control of the Company

These provisions, alone or together, could delay hostile takeovers and changes in control of the Company or changes in our management.

As a Delaware corporation, we are also subject to provisions of Delaware law, including Section 203 of the DGCL, which prevents some stockholders holding more than 15% of our outstanding common stock from engaging in certain business combinations without approval of the holders of substantially all of the Company’s outstanding common stock. Any provision of our certificate of incorporation or bylaws or Delaware law that has the effect of delaying or deterring a change in control could limit the opportunity for our stockholders to receive a premium for their shares of our common stock, and could also affect the price that some investors are willing to pay for our common stock.

We incurred significant transaction and transition costs in connection with the Business Combination.

We incurred significant, non-recurring costs in connection with consummating the Business Combination and will incur additional such costs integrating the operations of Row 44 and AIA and operating as a public company. We may incur additional costs to maintain employee morale and to retain key employees. We also incurred significant fees and expenses relating to financing arrangements and legal, accounting and other transaction fees and costs associated with the Business Combination.

Registration of the shares underlying the warrants and a current prospectus may not be in place when an investor desires to exercise warrants, thus precluding such investor from being able to exercise its warrants and causing such warrants to expire worthless.

Under the warrant agreement, we are obligated to use our best efforts to maintain the effectiveness of a registration statement under the Securities Act, and a current prospectus relating thereto, until the expiration of the warrants in accordance with the provisions of the warrant agreement. In addition, we are obligated to use our best efforts to register the shares of common stock issuable upon exercise of a warrant under the blue sky laws of the states of residence of the exercising warrant holder to the extent an exemption is not available.

If any such registration statement is not effective on the 60th day following the closing of the Business Combination or afterward, we are required to permit holders to exercise their warrants on a cashless basis, under certain circumstances specified in the warrant agreement. As of the date of this report, a registration statement has not been filed with respect to the shares underlying the warrants. However, no warrant will be exercisable for cash or on a cashless basis, and we will not be obligated to issue any shares to holders seeking to exercise their warrants, unless the shares issuable upon such exercise are registered or qualified under the securities laws of the state of the exercising holder to the extent an exemption is unavailable. In no event will we be required to issue cash, securities or other compensation in exchange for the warrants in the event that the shares underlying such warrants are not registered or qualified under the Securities Act or applicable state securities laws. If the issuance of the shares upon exercise of the warrants is not so registered or qualified, the holder of such warrant shall not be entitled to exercise such warrant and such warrant may have no value and expire worthless. If and when the warrants become redeemable, we may exercise our redemption right even if we are unable to register or qualify the underlying shares of common stock for sale under all applicable state securities laws.

We may amend the terms of the warrants in a manner that may be adverse to holders with the approval by the holders of at least 65% of the then outstanding warrants sold as part of the units in our initial public offering.

Our warrants were issued in registered form under a warrant agreement between American Transfer & Stock Company, LLC, as warrant agent, and us. The warrant agreement provides that the terms of the warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision, but requires the approval by the holders of at least 65% of the then outstanding warrants sold as part of the units in our initial public offering to make any change that adversely affects the interests of the registered holders. Accordingly, we may amend the terms of the warrants in a manner adverse to a holder if holders of at least 65% of the then outstanding warrants sold as part of the units in our initial public offering approve of such amendment. Although our ability to amend the terms of the warrants with the consent of at least 65% of the then outstanding warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the warrants, shorten the exercise period or decrease the number of shares of our common stock purchasable upon exercise of a warrant.

We may redeem your unexpired warrants prior to their exercise at a time that is disadvantageous to you, thereby making your warrants worthless.

We have the ability to redeem outstanding warrants at any time prior to their expiration, at a price of $0.01 per warrant, provided that the last reported sales price of the common stock equals or exceeds $17.50 per share for any 20 trading days within a 30 trading-day period ending on the third trading day prior to proper notice of such redemption provided that on the date we give notice of redemption and during the entire period thereafter until the time we redeem the warrants, we have an effective registration statement under the Securities Act covering the shares of common stock issuable upon exercise of the warrants and a current prospectus relating to them is available. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. Redemption of the outstanding warrants could force you (i) to exercise your warrants and pay the exercise price therefor at a time when it may be disadvantageous for you to do so, (ii) to sell your warrants at the then-current market price when you might otherwise wish to hold your warrants or (iii) to accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, is likely to be substantially less than the market value of your warrants. None of the Sponsor Warrants will be redeemable by us so long as they are held by members of the Sponsor or their permitted transferees.

ITEM 1B.          UNRESOLVED STAFF COMMENTS

None.

ITEM 2.             PROPERTIES

Our principal executive office, which is leased, is located at 10900 Wilshire Blvd, Suite 1500, Los Angeles, CA 90024.

ITEM 3.             LEGAL PROCEEDINGS

As of December 31, 2012, there was no material litigation, arbitration or governmental proceeding currently pending against us or any members of our management team in their capacity as such, and we and the members of our management team have not been subject to any such proceeding.

ITEM 4.              MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our units, common stock and warrants were listed on the Nasdaq Capital Market under the symbols “EAGLU,” “EAGL” and “EAGLW,” respectively on December 31, 2012.

The following table includes the high and low bids for our units, common stock and warrants for the periods presented.

	Units		Common Stock		Warrants
2012	High	Low	High	Low	High	Low
Fourth Quarter	$11.92	$10.03	$10.23	$9.80	$0.87	$0.22
Third Quarter	$10.15	$9.95	$10.27	$9.77	$0.49	$0.22
Second Quarter	$10.50	$9.96	$9.79	$9.69	$0.54	$0.39
First Quarter	$10.25	$9.90	$9.76	$9.52	$0.59	$0.49
2011	High	Low	High	Low	High	Low
Fourth Quarter	$10.23	$9.95	$9.62	$9.50	$0.75	$0.50
Third Quarter	$10.28	$10.00	$9.64	$9.43	$0.85	$0.60
Second Quarter(1)	$10.50	$9.97	$10.20	$9.50	$1.04	$0.55

(1)	The figures for the second quarter 2011 are for the period from May 13, 2011 to June 30, 2011 with respect to our units, and from May 27, 2011 to June 30, 2011 with respect to our common stock and warrants.

In February 2013, we deregistered the warrants and voluntarily delisted the warrants from NASDAQ.  The warrants began trading on the OTC market on February 11, 2013 under the symbol “ENTWW.”

Holders

As of March 10, 2013, there were 8 holders of record of our capital stock.

Dividends

We have not paid any cash dividends on our common stock to date and did not pay cash dividends prior to the consummation of the Business Combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of a business combination. The payment of any dividends subsequent to a business combination will be within the discretion of our board of directors at such time. It is the present intention of our board of directors to retain all earnings, if any, for use in our business operations and, accordingly, our board of directors does not anticipate declaring any dividends in the foreseeable future. In addition, our board of directors is not currently contemplating and does not anticipate declaring any stock dividends in the foreseeable future. Further, if we incur any indebtedness in connection with a business combination, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

Performance Graph

The graph below compares the cumulative total return of our units (the blue line in chart below) from May 13, 2011, the date that our units were first listed on Nasdaq, through December 31, 2012 with the comparable cumulative return of two indices, the S&P 500 Index (the green line in the chart below) and the Dow Jones Industrial Average Index (the red line in chart below). The graph plots the growth in value of an initial investment in each of our units, the Dow Jones Industrial Average Index and the S&P 500 Index over the indicated time periods, and assumes reinvestment of all dividends, if any, paid on the securities. We have not paid any cash dividends and, therefore, the cumulative total return calculation for us is based solely upon stock price appreciation and not upon reinvestment of cash dividends. The stock price performance shown on the graph is not necessarily indicative of future price performance.

ITEM 6.             SELECTED FINANCIAL DATA

The following table sets forth selected historical financial information derived from our audited financial statements included elsewhere in this report for the twelve month period ended December 31, 2012, the period from February 2, 2011 (inception) to December 31, 2011 and the period from February 2, 2011 (inception) to December 31, 2012. The data for the statement of operations for the period February 2, 2011 (inception) to December 31, 2011 and the balance sheet as of December 31, 2011 have been restated as set forth below. We have not amended our previously filed Annual Report on Form 10-K or Quarterly Reports on Form 10-Q for the periods affected by the restatement. The financial information that has been previously filed or otherwise reported for these periods is superseded by the information in this Annual Report on Form 10-K, and the financial statements and related financial information contained in such previously filed reports should no longer be relied upon. The information set forth below is not necessarily indicative of results of future operations, and you should read the following selected financial data in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and the related notes appearing elsewhere in this report.

	Year Ended December 31, 2012	February 2, 2011 (inception) to December 31, 2011[1]	February 2, 2011 (inception) to December 31, 2012
		As Restated
Statement of Operations Data:
Operating expenses:
Transaction costs	5,214,155	—	5,214,155
Other general and administrative expenses	$1,143,129	$789,360	$1,932,489
Loss from operations before other income and income tax expense	(6,357,284)	(789,360)	(7,146,644)
Other income (expense):
Interest income	10,549	8,041	18,590
Change in fair value of warrants	(4,158,800)	4,418,725	259,925

Income (loss) before income tax expense	(10,505,535)	3,637,406	(6,868,129)
Income tax expense		—
Net income (loss)	(10,505,535)	$3,637,406	(6,868,129)

Income (loss) per common share:
Basic and diluted	(1.59)	$0.60	(1.07)

Weighted average shares outstanding:
Basic and diluted	6,598,271	6,062,998	6,427,068

Balance Sheet Data (at period end):
Cash and cash equivalents	180,494	$446,281	180,494
Cash equivalents held in trust	189,645,089	$189,634,541	189,645,089
Total assets	189,825,583	$190,112,534	189,825,583
Common stock subject to possible redemption (at fair value): 15,269,718 and 16,320,272 shares at December 31, 2012 and 2011 respectively	152,697,184	163,202,717	152,697,184
Total stockholders’ equity	5,000,001	$5,000,003	$5,000,001
Cash Flow Data:
Net cash used in operating activities	(741,084)	$(626,242)	(1,367,326)
Net cash used in investing activities	(10,549)	$(189,634,541)	(189,645,089)
Net cash provided by financing activities	485,846	$190,707,064	191,192,910

__________

1 The information presented has been adjusted to reflect the restatement of our financial statements which is described in Note 2 of the notes to the audited financial statements included elsewhere herein.

The data presented above for the period from February 2, 2011 (inception) to December 31, 2011 differ from the amounts previously reported on Form 10-K due to a correction in accounting related to the Company’s outstanding warrants. The Company had initially accounted for the warrants as components of equity but upon further evaluation of the terms of the warrants concluded that the warrants should be accounted for as derivative liabilities. See Note 2 of the notes to the audited financial statements included elsewhere herein. The following table summarizes the effects of the restatement and presents a comparison to the amounts originally reported for the applicable period:

	Period From February 2, 2011 (inception) to December 31, 2011
	Previously		As
	Reported	Adjustments	Restated
Statement of Operations Data
Operating Expenses:
Change in fair value of warrants	-	4,418,725	4,418,725
Income (loss) before income tax expense	(781,319)	4,418,725	3,637,406
Net income (loss)	(781,319)	4,418,725	3,637,406
Income (loss) per common share:
Basic and diluted	$(0.05)	$0.65	$0.60
Weighted average shares outstanding:
Basic and diluted	17,251,346	(11,188,348)	6,062,998

Balance Sheet Data (at period end)
Warrant liability	-	15,075,650	15,075,650
Total liabilities	6,834,164	15,075,650	21,909,814
Common stock subject to redemption	178,278,367	(15,075,650)	163,202,717

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

In this Form 10-K, the Company is restating (i) its audited financial statements as of, and for the period from February 2, 2011 (date of inception) to, December 31, 2011 and (ii) its unaudited interim financial statements as of, and for the quarterly periods ended, June 30, and September 30, 2011 and 2012 and March 31, 2012.

The restatement results from the Company's prior accounting for its outstanding common stock purchase warrants issued in connection with its initial public offering in May 2011 as components of equity instead of as derivative liabilities.  The warrant agreement governing the warrants includes a provision (the “Exercise Price Reduction Provision”) that requires the Company to reduce the exercise price by a stated formula if (i) the Company completes a transaction involving a reclassification or reorganization of the outstanding shares of its common stock, a merger or consolidation in which it is not the surviving company, or a sale of its assets and (ii) more than 30% of the consideration payable to common stockholders as a result of that transaction is not common stock listed on a national securities exchange or the OTC Bulletin Board.

In connection with the audit of the Company’s financial statements for the year ended December 31, 2012, the Company’s management further evaluated the warrants under Accounting Standards Codification (“ASC”) Subtopic 815-40, Contracts in Entity’s Own Equity.  ASC Section 815-40-15 addresses equity versus liability treatment and classification of equity-linked financial instruments, including common stock purchase warrants, and states that a warrant may be classified as a component of equity only if, among other things, the warrant is indexed to the issuer’s common stock.  Under ASC Section 815-40-15, a warrant is not indexed to the issuer’s common stock if the terms of the warrant require an adjustment to the exercise price upon a specified event and that event is not an input to the fair value of the warrant.  Based on management’s evaluation, the Company’s audit committee, in consultation with management and after discussion with Rothstein Kass, the Company’s independent registered public accounting firm, concluded that the Company’s warrants are not indexed to the Company’s common stock in the manner contemplated by ASC Section 815-40-15 because the transactions that would trigger the Exercise Price Reduction Provision are not inputs to the fair value of the warrants. As a result, the Company should have classified the warrants as derivative liabilities in its previously issued financial statements. Under this accounting treatment, the Company is required to measure the fair value of the warrants at the end of each reporting period and recognize changes in the fair value from the prior period in the Company’s operating results for the current period.

The Company’s accounting for the warrants as components of equity instead of as derivative liabilities did not have any effect on the Company’s previously reported revenue, operating expenses, operating income, cash flows or cash.

The Company has not amended its previously filed Annual Report on Form 10-K or Quarterly Reports on Form 10-Q for the periods affected by the restatement.  The financial information that has been previously filed or otherwise reported for these periods is superseded by the information in this Annual Report on Form 10-K, and the financial statements and related financial information contained in such previously filed reports should no longer be relied upon.

The restatement is more fully described in Note 2 of the notes to the financial statements included herein.

Overview

We were formed as a blank check company with no operations and as a vehicle to effect a business combination with one or more operating businesses. After the closing of the Business Combination, the Company became a holding company whose assets primarily consist of shares of our wholly owned subsidiary, Row 44, and our majority owned subsidiary, AIA.

RESULTS OF OPERATIONS

Results of Operations

Through December 31, 2012, our efforts were limited to organizational activities, activities relating to our initial public offering, activities relating to identifying and evaluating prospective acquisition candidates and activities relating to general corporate matters. We did not generate any revenues, other than interest income earned on the proceeds held in the trust account. As of December 31, 2012, $189,645,089 was held in the trust account (including $6,647,375 of deferred underwriting discounts and commissions and $5,250,000 from the sale of the Sponsor Warrants) and we had cash outside of trust of $180,494 and an estimated $253,353 in accounts payable and accrued expenses, excluding franchise taxes payable. Up to $1,750,000 in interest income on the balance of the trust account (net of franchise and income taxes payable) was available to us to fund our working capital requirements. Through December 31, 2012, we had not withdrawn any funds from interest earned on the trust proceeds. Other than the deferred underwriting discounts and commissions, no amounts were payable to the underwriters of our initial public offering upon the consummation of the Business Combination.

For the periods from February 2, 2011 (inception) to December 31, 2012 and from January 1, 2012 through December 31, 2012, we earned $8,041 and $10,549 in interest income respectively. All of our funds in the trust account were invested in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations.

As a result of the restatement described in Note 2 of the notes to the financial statements included herein, the Company classifies the warrants issued in connection with the its initial public offering as liabilities at their fair value and adjusts the warrant instrument to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statement of operations. The fair value of warrants issued by the Company in private placements has been estimated using the public warrants’ quoted market price. For the periods from February 2, 2011 (inception) to December 31, 2012 and from January 1, 2012 through December 31, 2012, the change in fair value of warrants was an increase of $4,418,725 and a decrease of $4,158,800, respectively.

We agreed to pay Roscomare Ltd., an entity owned and controlled by Mr. Sloan, our previous Chairman and Chief Executive Officer and a current director, a total of $10,000 per month for office space, administrative services and secretarial support. The Company has paid out only a portion of the amount accrued under this agreement, paying $43,675 during the twelve month period ended December 31, 2012, a cumulative $55,806 for the period from February 2, 2011 (date of inception) to December 31, 2011 and a cumulative $99,481 for the period from February 2, 2011 (date of inception) to December 31, 2012.

Liquidity and Capital Resources

For the period from January 1, 2012 through December 31, 2012, we disbursed an aggregate of $117,492 out of the proceeds of our initial public offering not held in trust, for the following purposes:

•	$54,619 for premiums associated with our directors and officers liability insurance, and also utilized $31,712 in prepaid insurance from 2011; and

•	$48,369 for legal and $14,504 for accounting fees and filing fees relating to our SEC reporting obligations and general corporate matters, and miscellaneous expenses.

As indicated in the accompanying financial statements, at December 31, 2012, we had out of trust cash of $180,494 and $253,352 in estimated operating accounts payable and accrued operating expenses, an estimated $4,950,000 in accrued transaction expenses and an estimated $293,222 in franchise tax payable.

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

Contractual Obligations

The Company does not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities. Row 44’s long term obligations include contracts for satellite transponder space, office space leases and certain guaranteed minimum payments owed to live television and video on demand content providers. In connection with the purchase of satellite bandwidth, Row 44 signed a Master Services Agreement (the “MSA”) with HNS to provide for satellite capacity in North America and Europe. Under the MSA, Row 44 sources satellite capacity from satellite operators through HNS, while HNS enters into direct relationships with specific satellite operators. Row 44 and HNS enter into an amendment to the MSA each time that Row 44 needs to add a new satellite transponder or change its capacity needs with respect to an existing satellite transponder. Row 44 pays HNS on a monthly basis for the transponder capacity that Row 44 purchases. The length of time Row 44 purchases capacity on a particular transponder varies based on Row 44’s needs and the demand for capacity on a particular satellite, but typically is for one to three year periods. AIA’s long-term obligations include purchasing contracts with film studios and related content licensors.

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

Cash and Cash Equivalents

We consider all highly liquid investments with original maturities of three months or less to be cash equivalents.

Cash Held in Trust

A total of $189,626,500, including approximately $184,376,500 of the net proceeds from our initial public offering, $5,250,000 from the sale of the Sponsor Warrants and $6,647,375 of deferred underwriting discounts and commissions, was placed in a trust account with American Stock Transfer & Trust Company, LLC serving as trustee. The trust proceeds are invested in U.S. government treasury bills with a maturity of 180 days or less or money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. As of December 31, 2012, the balance in the trust account was $189,645,089, which includes $18,590 of interest earned since the inception of the trust.

Warrant Liability

The Company accounts for the warrants issued in connection with its public offering in accordance with the guidance contained in ASC 815-40-15-7D under which the warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, the Company classifies the warrants as liabilities at their fair value and adjusts the warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statement of operations. The fair value of warrants issued by the Company in the initial public offering and private placements has been estimated using the public warrants’ quoted market price.

Income (Loss) per Common Share

Basic income (loss) per common share is computed by dividing income applicable to common shareholders by the weighted average number of common shares outstanding during the period in accordance with ASC 260, “Earnings Per Share”. Diluted income (loss) per share reflects the potential dilution that could occur assuming common shares were issued upon the exercise of outstanding in the money warrants and the proceeds thereof were used to purchase common shares at the average market price during the period. The Company uses the treasury stock method to calculate potentially dilutive shares, as if they were converted into common stock at the beginning of the period. At December 31, 2012 and 2011, the Company had outstanding warrants to purchase 25,992,500 shares of common stock. For all periods presented, the weighted average of these shares was excluded from the calculation of diluted income (loss) per common share because their inclusion would have been anti-dilutive. As a result, dilutive income (loss) per common share is equal to basic income (loss) per common share.

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

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on our financial statements.

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

ITEM 8.              FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial Statements

The financial statements required by this item appear beginning on page F-1 following the signatures pages of this report and are incorporated herein by reference.

Supplementary Data (unaudited)

The following tables present selected unaudited quarterly financial data of the Company for the year ended December 31, 2012 and for the period from February 2, 2011 (date of inception) to December 31, 2011. The data have been restated for the second and third quarters of 2011, the period from February 2, 2011 (inception) to December 31, 2011, and the first, second and third quarters of 2012 from previously reported information filed in reports on Form 10-Q and Form 10-K. The Company has not amended its previously filed Annual Report on Form 10-K or Quarterly Reports on Form 10-Q for the periods affected by the restatement.  The financial information that has been previously filed or otherwise reported for these periods is superseded by the information in this Annual Report on Form 10-K, and the financial statements and related financial information contained in such previously filed reports should no longer be relied upon.

	2012
	First Quarter[1]	Second Quarter[1]	Third Quarter[1]	Fourth Quarter	Year Ended December 31, 2012
	As Restated	As Restated	As Restated
Operating Expenses:
Transaction costs	$-	$-	$-	$5,214,155	$5,214,155
General and administrative expenses	299,947	322,459	362,401	158,322	1,143,129
Loss from operations	(299,947)	(322,459)	(362,401)	(5,372,477)	(6,357,284)
Other income (expense)
Interest income	2,622	2,623	2,652	2,652	10,549
Change in fair value of warrants	2,339,325	-	4,678,650	(11,176,775)	(4,158,800)
Net income (loss)	$2,042,000	$(319,836)	$4,318,901	$(16,546,600)	$(10,505,535)

Income (loss) per common share:
Basic and diluted	$0.30	$(0.05)	$0.65	$(2.65)	$(1.59)

Weighted average shares outstanding:
Basic and diluted	6,839,069	6,637,464	6,664,403	6,255,192	6,598,271

Balance Sheet Data (at period end)
Cash and cash equivalents	$279,903	$132,862	$167,307	$180,494	$180,494
Investment and cash held in trust	189,637,163	189,639,786	189,642,437	189,645,089	189,645,089
Total assets	189,928,035	189,772,648	189,809,744	189,825,583	189,825,583
Warrant liability	12,736,325	12,736,325	8,057,675	19,234,450	19,234,450
Deferred underwriting fee	6,647,375	6,647,375	6,647,375	6,647,375	6,647,375
Total liabilities	19,683,317	19,847,762	15,565,959	32,128,397	32,128,397
Common stock subject to redemption	165,244,717	164,924,883	169,243,778	152,697,184	152,697,184
Equity (deficit)	$5,000,001	$5,000,001	$5,000,001	$5,000,001	$5,000,001

__________

1 The information presented has been adjusted to reflect the restatement of our financial statements which is described in Note 2 of the notes to the audited financial statements included elsewhere herein.

	Period from February 2, 2011 (inception) to December 31, 2011
	First Quarter	Second Quarter[1]	Third Quarter[1]	Fourth Quarter	Period Ended December 31, 2011[1]
		As Restated	As Restated		As Restated
Operating Expenses:
General and administrative expenses	$10,117	$164,238	$316,308	$298,697	$789,360
Loss from operations	(10,117)	(164,238)	(316,308)	(298,697)	(789,360)
Other income (expense)
Interest income		1,842	3,547	2,652	8,041
Change in fair value of warrants		(2,599,250)	2,599,250	4,418,725	4,418,725
Net income (loss)	$(10,117)	$(2,761,646)	$2,286,489	$4,122,680	$3,637,406

Income (loss) per common share:
Basic and diluted	$(0.00)	$(0.48)	$0.31	$0.55	$0.60

Weighted average shares outstanding:
Basic and diluted	4,417,683	5,768,754	7,478,482	7,522,667	6,062,998

Balance Sheet Data (at period end)
Cash and cash equivalents	$12,233	$872,271	$605,665	$180,494	$180,494
Investment and cash held in trust	-	189,628,342	189,631,889	189,645,089	189,645,089
Total assets	206,555	190,573,813	190,290,010	189,825,583	189,825,583
Warrant liability	-	22,093,625	19,494,375	19,234,450	19,234,450
Deferred underwriting fee	-	6,647,375	6,647,375	6,647,375	6,647,375
Total liabilities	191,672	28,780,262	26,209,970	32,128,397	32,128,397
Common stock subject to redemption	-	156,793,550	159,080,039	152,697,184	152,697,184
Equity (deficit)	$206,555	$5,000,001	$5,000,001	$5,000,001	$5,000,001

__________

1 The information presented has been adjusted to reflect the restatement of our financial statements which is described in Note 2 of the notes to the audited financial statements included elsewhere herein.

The quarterly amounts reported above differ from the amounts previously reported on Form 10-Q due to a correction in accounting related to the Company’s outstanding warrants. The Company had initially accounted for the warrants as components of equity but upon further evaluation of the terms of the warrants concluded that the warrants should be accounted for as derivative liabilities. See Note 2 of the notes to the audited financial statements included elsewhere herein. The following table summarizes the effects of the restatement and presents a comparison to the amounts originally reported for the applicable periods:

	Previously		As
	Reported	Adjustments	Restated

Three months ended June 30, 2011 (unaudited)
Change in fair value of warrant liability	-	(2,599,250)	(2,599,250)
Net income (loss)	(162,396)	(2,599,250)	(2,761,646)
Net income (loss) per share	(0.01)	(0.47)	(0.48)
Weighted average shares outstanding:
Basic and diluted	13,480,669	(7,711,915)	5,768,754

Balance sheet data as of June 30, 2011 (unaudited)
Warrant liability	-	22,093,625	22,093,625
Total liabilities	6,686,637	22,093,625	28,780,262
Common Stock Subject to Possible Redemption	178,887,175	(22,093,625)	156,793,550

Three months ended September 30, 2011 (unaudited)
Change in fair value of warrant liability	-	2,599,250	2,599,250
Net income (loss)	(312,761)	2,599,250	2,286,489
Net income (loss) per share	(0.01)	0.32	0.31
Weighted average shares outstanding:
Basic and diluted	23,161,585	(15,683,103)	7,478,482

Balance sheet data as of September 30, 2011 (unaudited)
Warrant liability		19,494,375	19,494,375
Total liabilities	6,715,595	19,494,375	26,209,970
Common Stock Subject to Possible Redemption	178,574,414	(19,494,375)	159,080,039

Period from February 2, 2011 (inception) to December 31, 2011 (audited)
Change in fair value of warrant liability	-	4,418,725	4,418,725
Net income (loss)	(781,319)	4,418,725	3,637,406
Net income (loss) per share	(0.05)	0.65	0.60
Weighted average shares outstanding:
Basic and diluted	17,251,346	(11,188,348)	6,062,998

Balance sheet data as of December 31, 2011 (audited)
Warrant liability	-	15,075,650	15,075,650
Total liabilities	6,834,164	15,075,650	21,909,814
Common Stock Subject to Possible Redemption	178,278,367	(15,075,650)	163,202,717

	Previously		As
	Reported	Adjustments	Restated

Three months ended March 31, 2012 (unaudited)
Change in fair value of warrant liability	-	2,339,325	2,339,325
Net income (loss)	(297,325)	2,339,325	2,042,000
Net income (loss) per share	(0.01)	0.31	0.30
Weighted average shares outstanding:		-
Basic and diluted	23,161,585	(16,322,516)	6,839,069

Balance sheet data as of March 31, 2012 (unaudited)		-
Warrant liability	-	12,736,325	12,736,325
Total liabilities	6,946,992	12,736,325	19,683,317
Common Stock Subject to Possible Redemption	177,981,042	(12,736,325)	165,244,717

Three months ended June 30, 2012 (unaudited)
Change in fair value of warrant liability	-	-	-
Net income (loss)	(319,836)	-	(319,836)
Net income (loss) per share	(0.06)	0.01	(0.05)
Weighted average shares outstanding:
Basic and diluted	5,335,310	1,302,154	6,637,464

Balance sheet data as of June 30, 2012 (unaudited)
Warrant liability	-	12,736,325	12,736,325
Total liabilities	7,111,437	12,736,325	19,847,762
Common Stock Subject to Possible Redemption	177,661,208	(12,736,325)	164,924,883

Three months ended September 30, 2012 (unaudited)
Change in fair value of warrant liability	-	4,678,650	4,678,650
Net income (loss)	(359,749)	4,678,650	4,318,901
Net income (loss) per share	(0.07)	0.72	0.65
Weighted average shares outstanding:
Basic and diluted	5,367,385	1,297,018	6,664,403

Balance sheet data as of September 30, 2012 (unaudited)
Warrant liability	-	8,057,675	8,057,675
Total liabilities	7,508,284	8,057,675	15,565,959
Common Stock Subject to Possible Redemption	177,301,453	(8,057,675)	169,243,778

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2012. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of December 31, 2012, due solely to the material weakness in our internal control over financial reporting described below in “Management's Report on Internal Control over Financial Reporting.” In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Annual Report on Form 10-K present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f ) and 15d-15(f ). Under the supervision of the Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2012 based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control-Integrated Framework”. Based on that evaluation, management has concluded that our internal control over financial reporting was not effective as of December 31, 2012 solely as a result of a material weakness in controls related to the accounting for warrants issued in connection with our initial public offering as more fully described in note 2 of the notes to the financial statements included herein.

Our independent registered public accounting firm, Rothstein Kass, audited our internal control over financial reporting and, based on that audit, issued an attestation report regarding our internal control over financial reporting, which is included in this Annual Report.

Changes in Internal Control our Financial Reporting

During the most recently completed fiscal quarter, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, as the circumstances that led to the restatement of our financial statements described in this Annual Report on Form 10-K had not yet been identified. Subsequent to the period covered by this Annual Report on Form 10-K, we consummated the Business Combination, and in connection therewith, a new board of directors was elected, which appointed new members of the board’s audit committee and new members of management, including a new chief financial officer. Our new management has implemented remediation steps to address the material weakness and to improve our internal control over financial reporting. Specifically, we expanded and improved our review process for complex securities and related accounting standards. We plan to further improve this process by enhancing access to accounting literature, identification of third party professionals with whom to consult regarding complex accounting applications and consideration of additional staff with the requisite experience and training to supplement existing accounting professionals.

ITEM 9B.          OTHER INFORMATION

None.

PART III

ITEM 10.           DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Our directors and executive officers as of March 10, 2013 were as follows:

Name	Age	Position
John LaValle	55	Chief Executive Officer and Director and Chief Executive Officer of Row 44
David M. Davis	46	Chief Financial Officer and Treasurer
Edward L. Shapiro	47	Chairman, Board of Directors
Louis Bélanger-Martin	42	Director and Chief Executive Officer of AIA
Harry E. Sloan	62	Director
Jeff Sagansky	60	Director
Jeffrey A. Leddy	57	Director
Jeffrey E. Epstein	56	Director
Robert W. Reding	63	Director

John LaValle joined our board of directors and has been our Chief Executive Officer since the consummation of our Business Combination. Mr. LaValle was promoted to Chief Executive Officer of Row 44 in January 2012. Prior to that time, he served as Row 44’s Chief Operating Officer and Chief Financial Officer, positions that he held since he joined the Company in June 2007. From 2005 to 2006, Mr. LaValle was Chief Operating Officer and Chief Financial Officer of National Beverage Properties, a beverage distribution finance company. From 2002 to 2005, he was Chief Financial Officer of Telasic Communications, a privately held telecommunications company. From 2001 to 2002, he was Chief Financial Officer of Lightcross, a silicon photonics company that was subsequently merged with Kotuta. From 1998 to 2000, Mr. LaValle was Chief Financial Officer and Executive Vice President Operations of Stamps.com, a NASDAQ traded Internet postage and shipping company. From 1997 to 1998 he was Chief Financial Officer of Comcore Semiconductor, a developer of high-speed communications chips that was sold to National Semiconductor in 1998. He graduated Summa Cum Laude from Boston College and earned an MBA from Harvard Business School. Mr. LaValle’s specific qualifications, experiences, skills and expertise include:

•	considerable operating and management experience in several venture capital-funded technology startup and middle market companies;

•	core business skills, including financial, strategic and operational planning;

•	considerable SEC and NASDAQ experience through multiple public offerings;

•	considerable M&A experience through multiple public and private dispositions and acquisitions; and

•	deep understanding of Row 44, its history and culture.

David M. Davis has been our Chief Financial Officer and Treasurer since the consummation of the Business Combination. Mr. Davis joined the Board of Directors of Row 44 in December 2011. In November 2012, Mr. Davis became the Chief Financial Officer of Row 44. In 2010, Mr. Davis co-founded Bearpath Capital, LLC, a private equity investment and advisory firm. From December 2008 to September 2010, he was a senior managing director at Perseus, LLC, a private equity investment firm. From February 2009 to March 2010, Mr. Davis also served as Chairman of the Board and Chief Executive Officer of Workflow Management, Inc., one of country’s largest printing and promotional products companies. From July 2010 to December 2011, he served as Chief Executive Officer and a member of the Board of Established Brands, a footwear and apparel company. From August 2005 to December 2008, Mr. Davis served as a senior financial executive, including Chief Financial officer, of Northwest Airlines, where he was part of a small team that restructured the company and merged it successfully with Delta Air Lines. From 2002 to 2004 Mr. Davis served as a senior financial executive, including CFO, of US Airways. Earlier in his career, Mr. Davis worked for Rosemount Aerospace (later acquired by BF Goodrich), a manufacturer of instrumentation for aircraft and spacecraft, as a marketing engineer, and for Rockwell International as a flight-planning engineer. Mr. Davis is a member of the Board of Directors of Lumexis Corporation, a leading provider of in-flight entertainment systems to airlines. Previously, Mr. Davis served on the board of ARINC, Inc. a provider of communications services to the aerospace industry, and MCH Holdings, a regional airline holding company. Mr. Davis holds a Bachelor of Aerospace Engineering and Mechanics and a Master of Business Administration, both from the University of Minnesota.

Edward L. Shapiro joined our board of directors and has been our Chairman since the consummation of the Business Combination. Mr. Shapiro is a Partner and Vice President at PAR Capital Management, Inc., a Boston-based investment management firm specializing in investments in travel, media and Internet-related companies. Prior to joining PAR Capital in 1997, Mr. Shapiro was a Vice President at Wellington Management Company, LLP and before that an Analyst at Morgan Stanley & Co. Mr. Shapiro also serves as chairman of the supervisory board of AIA, and is Chairman of the Board of Legend 3D, Inc. and Lumexis Corporation, a member of the Wharton Undergraduate Board and on the Trust Board for Children’s Hospital Boston. He previously served on the board of US Airways from 2005-2008. Mr. Shapiro earned his BS in economics from the University of Pennsylvania’s Wharton School and an MBA from UCLA’s Anderson School of Management. The principal qualifications that led to Mr. Shapiro’s selection as a director include his financial expertise and extensive experience in the travel, media and related businesses. Mr Shapiro’s specific qualifications, experiences, and skills include his experience in corporate governance matters, considerable expertise in finance and financial matters and deep understanding of Row 44 and the airline industry.

Harry E. Sloan was our Chairman and Chief Executive Officer from our inception until the consummation of the Business Combination and is now a member of our board of directors. From October 2005 to August 2009, Mr. Sloan served as Chairman and Chief Executive Officer of Metro-Goldwyn-Mayer, Inc., or MGM, a motion picture, television, home entertainment, and theatrical production and distribution company, and thereafter continued as non-executive chairman until January 2011. He was appointed by a consortium comprised of private equity investors, Comcast Corporation and Sony Corporation of America one year after they agreed to acquire MGM through a leveraged buyout in September 2004. MGM filed for protection under Chapter 11 of the United States Bankruptcy Code in November 2010 pursuant to a pre-packaged plan of reorganization, which was confirmed by a federal bankruptcy court in December 2010. Mr. Sloan served as an outside consultant to MGM pursuant to a consulting agreement which expired in October 2011. From 1990 to 2001, Mr. Sloan was Chairman and Chief Executive Officer of SBS Broadcasting, S.A., or SBS, a European broadcasting group, operating commercial television, premium pay channels, radio stations and related print businesses in Western and Central and Eastern Europe, which he founded in 1990 and continued as Executive Chairman until 2005. In 1999, SBS became the largest shareholder of Lions Gate Entertainment Corp., or Lions Gate, an independent motion picture and television production company. Mr. Sloan served as chairman of the board of Lions Gate from April 2004 to March 2005. From 1983 to 1989, Mr. Sloan was Co-Chairman of New World Entertainment Ltd., an independent motion picture and television production company. In January 2011, Mr. Sloan joined the board of Promotora de Informaciones, S.A., or PRISA, Spain’s largest media conglomerate which owns El Pais, the leading newspaper in the Spanish-speaking world, as well as pay television, radio and digital properties. He has served on the board of ZeniMax Media Inc., an independent producer of interactive gaming and web content, since 1999. Mr. Sloan was appointed by President Ronald Reagan in 1987 to the President's Advisory Council on Trade and Policy Negotiations (ACTPN). He currently serves on the UCLA Anderson School of Management Board of Visitors and the Executive Board of UCLA Theatre, Film and Television. Mr. Sloan received his Juris Doctor from Loyola Law School in 1976 and his Bachelor of Arts degree from the University of California, Los Angeles in 1971. Mr. Sloan’s designation as chairman of our board of directors was based upon his extensive background and experience as an executive in the media and entertainment industries and his substantial experience in identifying and acquiring a wide variety of businesses. Mr. Sloan is the brother-in-law of James A. Graf, our Vice President, Chief Financial Officer, Treasurer and Secretary.

Jeff Sagansky was our President from our inception until the consummation of the Business Combination. Mr. Sagansky has served as Chairman of Hemisphere Film Capital, a private motion picture and television finance company, since 2008. From February 2009 to April 2011, he served as non-executive Chairman of RHI Entertainment, Inc., which develops, produces and distributes original made-for-television movies and miniseries. From January 2007 through December 2011, he served as Chairman of Elm Tree Partners, a private casino development company and from September 2007 to February 2009, he served as Co-Chairman of Peace Arch Entertainment Group, Inc., or Peace Arch, a Canadian production and sales company. He also served as interim chief executive officer of Peace Arch from November 2007 to July 2008. From December 2002 to August 2003, he was Vice Chairman of Paxson Communications Corporation, a television network and stations group. From 1998 to 2002, Mr. Sagansky served as Chief Executive Officer of Paxson Communications Corporation. Prior to joining Paxson Communications Corporation, Mr. Sagansky was Co-President of Sony Pictures Entertainment, or SPE, a motion picture, television, and home entertainment production and distribution company which is a subsidiary of Sony Corporation of America, or SCA, from 1996 to 1998 where he was responsible for SPE’s strategic planning and worldwide television operations. Prior to his position with SPE, Mr. Sagansky served as executive vice president of SCA, which he joined in 1994. Prior to joining SCA, Mr. Sagansky was President of CBS Entertainment, a television network, from 1990 to 1994. Mr. Sagansky previously served as president of production and then president of TriStar Pictures, a motion picture and television production and distribution company, from 1985 to 1989. He is currently a director of Scripps Networks Interactive, Inc., a publicly traded lifestyle media company, and serves on its audit committee and corporate governance committee. Mr. Sagansky earned a Bachelor of Arts degree from Harvard College and a Masters in Business degree from Harvard Business School.

Louis Bélanger-Martin joined our board of directors upon the consummation of the Business Combination. Mr. Belanger-Martin is the Chief Executive Officer of AIA. He has served as AIA’s Chief Executive Officer since August 2011 and as a Member of the Management Board at AIA since October 2010. Mr. Bélanger-Martin previously served as Chief Operating Officer of AIA from October 2010 to August 2011. In 1995, Mr. Bélanger-Martin co-founded DTI Software (DTI), the world’s leading in-flight entertainment software and services provider, and in 2008, he managed the strategic acquisition of DTI by AIA as the Chief Executive Officer of DTI, which position he continued to hold following the acquisition and until October 2010 when he became the Chief Operating Officer of AIA. Mr. Bélanger-Martin served in various roles at DTI Software Inc., and currently remains on the Board of Directors of DTI. Mr. Bélanger-Martin has over 20 years of management, financial and business development experience. Through his sharp business development expertise and a strong network of relationships with airlines, financial institutions and content providers, Mr. Bélanger-Martin pioneered DTI’s technology, today considered a market-reference and a global leader of in-flight software and interactive content. Louis Bélanger-Martin is a certified CPA / CMA and Chartered Administrator (Adm.A).

Jeffrey A. Leddy joined our board of directors upon the consummation of the Business Combination. Mr. Leddy has been the Chief Executive Officer of Hughes Telematics, Inc. (HTI) and served as a member of its board of directors since the merger in March 2009 between HTI and Polaris Acquisition Corp. Mr. Leddy served as the Chief Executive Officer of HTI from December 2006 and as a member of HTI’s board of directors since March 2006. From April 2003 through December 2006, Mr. Leddy served as Chief Executive Officer and President of SkyTerra Communications, Inc. (SkyTerra). Prior to serving as Chief Executive Officer and President, Mr. Leddy served as the President and Chief Operating Officer of SkyTerra from October 2002 and its Senior Vice President of Operations from June 2002. From September 1980 to December 2001, Mr. Leddy worked for EMS Technologies serving most recently as Vice President. From 2005 to 2011, Mr. Leddy served on the board of directors of Hughes Communications, Inc. and Hughes Systique Corporation and on the board of managers of Hughes Network Systems, LLC. From 2006 to 2008, Mr. Leddy served on the board of directors of SkyTerra. Mr. Leddy received his bachelor’s degree in Physics from the Georgia Institute of Technology and a master’s degree in Electrical Engineering from Stanford University. Mr. Leddy’s specific qualifications, experience and skills include extensive experience with satellite communications and telematics businesses and extensive executive experience, including his current position as Chief Executive Officer of HTI.

Jeffrey E. Epstein joined our board of directors upon the consummation of the Business Combination. Mr. Epstein has served as a Director of priceline.com since April 2003, and is currently a member of the Audit Committee and the Compensation Committee of that company. Since April 2012, Mr. Epstein has also served on the board of directors and as a member of the Audit Committee and the Nominating Governance Committee of Shutterstock, Inc. Mr. Epstein was Executive Vice President and Chief Financial Officer of Oracle Corporation, an enterprise software company, from September 2008 to April 2011. Mr. Epstein served as Executive Vice President and Chief Financial Officer of Oberon Media, Inc. from April 2007 to June 2008. From June 2005 until its sale in March 2007, Mr. Epstein was Executive Vice President and Chief Financial Officer of ADVO, Inc. Mr. Epstein is a member of the Audit and Compliance Committee of the Stanford University Hospital and a member of the Management Board of the Stanford University Graduate School of Business. Mr. Epstein is a Senior Advisor at Oak Hill Capital Partners and an Executive in Residence at Bessemer Venture Partners. Mr. Epstein’s specific qualifications, experience and skills include expertise in finance as a former chief financial officer of one of the world’s largest enterprise software companies.

Robert W. Reding joined our board of directors following the consummation of the Business Combination. Mr. Reding has been a consultant in the commercial airline industry since January 2012. From September 2007 until December 2012, Mr. Reding was Executive Vice President — Operations for American Airlines and Executive Vice President of AMR Corporation. Prior to that, Mr. Reding served as Senior Vice President — Technical Operations for American from May 2003 to September 2007. In November 2011, AMR Corporation filed for protection under Chapter 11 of the United States Bankruptcy Code pursuant to a pre-packaged plan of reorganization. Mr. Reding joined AMR Corporation in March 2000 and served as Chief Operations Officer of AMR Eagle through May 2003. Prior to joining AMR Corporation, Mr. Reding served as President and Chief Executive Officer of Reno Air from 1992 to 1998 and President and Chief Executive Officer of Canadian Regional Airlines from 1998 to March 2000. Mr. Reding is a distinguished graduate of the United States Air Force pilot training program and served as an officer and pilot flight examiner with the United States Air Force from 1972 to 1979. He has an FAA Air Transport Pilot Rating for Douglas DC-9-MD-80 and Boeing 737 series aircraft and has accumulated over 10,000 hours as a commercial pilot. Mr. Reding is an honors graduate from the California State Polytechnic University with a Bachelor of Science degree in Aeronautical Engineering and received his master's degree in Business Administration from Southern Illinois University. He is a member of the President's Council of the California State Polytechnic University and has served as a board member on numerous aviation, civic and charitable organizations. Mr. Reding’s specific qualifications, experience and skills include extensive executive experience as an Executive Vice President of the parent company of American Airlines, which is a global commercial airline.

Director Independence

Our Board of Directors has determined that Messrs. Sloan, Sagansky, Leddy, Reding and Epstein are each independent within the meaning of Nasdaq Rule 5605(a)(2). Our Board of Directors has also determined that each member of its Audit Committee, Compensation Committee and Nominating Committee is independent under Nasdaq Rule 5605(a)(2).

Board Committees

Prior to the consummation of our initial public offering, our board of directors formed an audit committee and a nominating committee and upon the consummation of our Business Combination, our board of directors formed a compensation committee. During the fiscal year ended December 31, 2012, our board of directors held no formal meetings, but approved two unanimous written consents, our audit committee also approved one action by unanimous written consent and our nominating committee held no meetings. We do not have a policy regarding director attendance at annual meetings, but encourage the directors to attend if possible.

Audit Committee

We have an audit committee comprised of Jeffrey E. Epstein, Jeff Sagansky and Jeffrey A. Leddy, all of whom are independent. Jeffrey E. Epstein serves as the Chairman of the audit committee. Each member of the audit committee is financially literate and our board of directors has determined that Jeffrey E. Epstein qualifies as an “audit committee financial expert” as defined in applicable SEC rules because he meets the requirement for past employment experience in finance or accounting, requisite professional certification in accounting or comparable experience. The responsibilities of our audit committee include:

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

Nominating Committee

We have a nominating committee of the board of directors, consisting of Jeff Sagansky, Harry E. Sloan and Jeffrey E. Epstein. Jeff Sagansky serves as the Chairman of the nominating committee. The nominating committee is responsible for overseeing the selection of persons to be nominated to serve on our board of directors. The functions of our nominating committee include:

•	recommending qualified candidates for election to our board of directors;

•	evaluating and reviewing the performance of existing directors; and

•	developing and recommending to our board of directors nominating guidelines and principles applicable to us.

Compensation Committee

We have a compensation committee of the board of directors, consisting of Harry E. Sloan, Robert W. Reding, Jeff Sagansky and Jeffrey A. Leddy. Harry E. Sloan serves as the Chairman of the compensation committee. The compensation committee is responsible for overseeing matters relating to compensation of our Chief Executive Officer and other executive officers and employees, including the administration of incentive-based and equity-based compensation plans. The functions of our nominating committee include:

•	determining and reviewing, on an annual basis, our compensation philosophy and policies;

•	determining the compensation of our Chief Executive Officer;

•	determining the compensation of our other executive officers. The Committee may invite the Chief Executive Officer to be present during the Committee’s voting or deliberations;

•	delegating (to the extent permitted under the compensation committee’s charter) to our management for determination the compensation of our other employees;

•	determining, or recommending to the Board for determination, the compensation of members of the Board and other committees thereof;

•	reviewing and discussing the “Compensation Discussion and Analysis” disclosure with management, recommending to the Board its inclusion in our annual proxy statement and preparing a report for inclusion in such proxy statement that certifies that the Committee has discharged this duty;

•	administering the severance, incentive-based and equity-based plans established or maintained by us from time-to-time;

•	reviewing our compensation practices and the relationship among risk, risk management and compensation in light of our objectives, including its safety and soundness and the avoidance of practices that would encourage excessive risk;

•	having the assistance of our human resources, in-house legal and accounting staff and, to the extent it deems necessary or appropriate and in its sole discretion, engaging and terminating compensation consultants, independent legal counsel, or other advisors;

Code of Business Conduct and Ethics

We have adopted a code of business conduct and ethics that applies to all of its employees, officers and directors, including those officers responsible for financial reporting. The code of business conduct and ethics is available on our website at www.eaglentertainment.com. To the extent required by law, any amendments to the code, or any waivers of its requirements, will be disclosed on its website.

Director Compensation

Our compensation committee has determined the annual compensation to be paid to the members of our board of directors as follows: each director is paid cash compensation of $75,000, with the exception of Mr. Epstein who receives $100,000 as chairman of the audit committee.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers, directors and persons who own more than ten percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the SEC. Officers, directors and ten percent stockholders are required by regulation to furnish us with copies of all Section 16(a) forms they file. Based solely on review of the copies of such forms furnished to us, or written representations that no Forms 5 were required, we believe that during the fiscal year ended December 31, 2012 all Section 16(a) filing requirements applicable to our officers and directors were complied with.

ITEM 11.	EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Other than as described below, none of our executive officers or directors has received any cash compensation for services rendered through December 31, 2012. Commencing on May 13, 2011 through the consummation of our Business Combination on January 31, 2013, we were obligated to pay Roscomare Ltd., an entity controlled by our Chairman and Chief Executive Officer, a total of $10,000 per month for office space and administrative services, including secretarial support. This arrangement was agreed to by Harry E. Sloan for our benefit and was not intended to provide Mr. Sloan compensation in lieu of a salary. We believe that such fees were at least as favorable as we could have obtained from an unaffiliated third party for such services. Further, we paid a fee of $15,000 per month to James A. Graf, the Company’s Chief Financial Officer, prior the closing of the Business Combination. Other than the $10,000 per month fee to Roscomare Ltd. and the $15,000 per month fee to Mr. Graf, no compensation of any kind, including finder’s and consulting fees, was paid to the Sponsor or our executive officers and directors, or any of their respective affiliates, for services rendered prior to or in connection with the consummation of the Business Combination. However, these individuals were reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee reviews on a quarterly basis all payments made to the Sponsor or our officers, directors or our or their affiliates.

Compensation Committee Interlocks and Insider Participation and Compensation Committee Report

As of December 31, 2012, we did not have a compensation committee of our board of directors. We did not feel a compensation committee was necessary prior to a business transaction as there was no salary, fees or other compensation being paid to our officers or directors prior to our initial business combination other than as disclosed in this report. All members of our board of directors reviewed the “Compensation Discussion and Analysis” and agreed that it should be included in this report.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information known to the Company regarding beneficial ownership of shares of common stock of the Company and shares of non-voting common stock of the Company as of March 1, 2013, by:

•	each person who is the beneficial owner of more than 5% of the outstanding shares of common stock of the Company;

•	each of the Company’s executive officers and directors; and

•	all executive officers and directors of the Company as a group.

Beneficial ownership is determined according to the rules of the SEC, which generally provide that a person has beneficial ownership of a security if he, she or it possesses sole or shared voting or investment power over that security, including options and warrants that are currently exercisable or exercisable within 60 days.

Beneficial ownership of common stock of the Company is based on 35,724,655 shares of common stock of the Company (excluding 3,053,634 shares of common stock held by AIA, a majority-owned subsidiary of the Company) issued and outstanding as of March 1, 2013. Beneficial ownership of the common stock together with non-voting common stock is based on 54,842,888 shares of capital stock of the Company issued and outstanding as of the Closing Date, consisting of 35,724,655 shares of common stock and 19,118,233 shares of non-voting common stock.

Name and Address of Beneficial Owner (1)	Number of Shares of Common Stock	Percent of Outstanding Common Stock	Number of Shares of Common and Non-Voting Common Stock	Percent of Outstanding Common and Non-Voting Common Stock
Global Eagle Acquisition LLC (the Sponsor)(2)	11,443,243	26.6%	11,443,243	18.4%
Harry E. Sloan(2)(7)	11,446,369	32.0%	11,446,369	20.9%
Jeff Sagansky(2)(7)	11,446,369	32.0%	11,446,369	20.9%
PAR Investment Partners, L.P.(3)	9,374,751	25.9%	28,492,984	51.4%
Wellington Management Company, LLP(4)	3,562,190	9.9%	3,562,285	6.5%
GLG Partners LP(5)	2,434,955	6.8%	2,434,955	4.4%
AQR Capital Management LLC(6)	1,680,000	4.7%	1,680,000	3.1%
Empyrean Associates, LLC(8)	1,087,600	3.04%	1,087,600	1.98%
Deutsche Bank AG(9)	96,799	*	96,799	*
John LaValle	257,240	*	257,240	*
David M. Davis	19,347	*	19,347	*
Edward L. Shapiro(3)(7)	3,126	*	3,126	*
Louis Bélanger-Martin	—		—
Jeffrey A. Leddy(7)	3,126	*	3,126	*
Jeffrey E. Epstein(7)	3,126	*	3,126	*
Robert W. Reding(7)	3,126	*	3,126	*
All executive officers and directors as a group (9 individuals)	11,738,586	32.9%	11,738,586	21.4%

* Less than 1%

(1) Unless otherwise indicated, the business address of each individual is 10900 Wilshire Blvd., Suite 1500, Los Angeles, California 90024.

(2) Includes shares underlying 7,333,334 warrants (“Sponsor Warrants”) held by Global Eagle Acquisition LLC (the “Sponsor”) that will become exercisable 30 days after completion of the Business Combination. Messrs. Sloan and Sagansky, are members of the Sponsor. Includes 926,463 shares of common stock of the Company that are subject to forfeiture by the Sponsor on January 31, 2016 in the event that the last sales price of common stock of the Company does not equal or exceed $13.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period within 24 months following the completion of the Business Combination. Messrs. Sloan and Sagansky have voting and dispositive control of the shares of common stock of the Company held by the Sponsor. Each of Messrs. Sloan and Sagansky disclaim beneficial ownership of these shares except to the extent of his pecuniary interest therein.

(3) Includes 509,512 shares of common stock underlying warrants exercisable for shares of common stock of the Company as result of the assumption by the Company of certain Row 44 warrants in the Business Combination. Excludes 985,027 shares of common stock held in escrow to secure (A) any post-closing purchase price adjustment due to the Company from Row 44 pursuant to the terms of the Row 44 Merger Agreement and (B) Row 44's indemnification obligations under the Row 44 Merger Agreement. All shares are held directly by PAR Investment Partners, L.P. (“PAR”). PAR Capital Management, Inc. (“PCM”), as the general partner of PAR Group, L.P., which is the general partner of PAR, has investment discretion and voting control over shares held by PAR. No stockholder, director, officer or employee of PCM has beneficial ownership (within the meaning of Rule 13d-3 promulgated under the Exchange Act) of any shares held by PAR. The shares held by PAR are part of a portfolio managed by Edward L. Shapiro. As an employee of PCM, Mr. Shapiro has the authority to make investment decisions with respect to shares of capital stock of the Company held by PAR. The address of PAR is One International Place, Suite 2401, Boston, MA 02110.

(4) According to the Schedule 13D filed with the SEC on February 8, 2013 on behalf of Wellington Management Company, LLP, Wellington Hedge Management, LLC and Wellington Hedge Administrator, LLC, includes 257,058 shares of common stock underlying warrants exercisable for shares of common stock of the Company as a result of the assumption by the Company of certain Row 44 warrants in the Business Combination. Excludes (i) 536,229 shares of common stock held in escrow, registered in the name of the escrow agent, to secure (A) any post-closing purchase price adjustment due to the Company from Row 44 pursuant to the terms of the Row 44 Merger Agreement and (B) Row 44's indemnification obligations under the Row 44 Merger Agreement and (ii) 2,007,317 shares of common stock issued in the Business Combination and held in escrow, registered in the name of the escrow agent, pursuant to an agreement between Wellington Management Company, LLP (“Wellington Management”), certain affiliates of Wellington Management and certain client accounts of Wellington Management (collectively, the “Wellington Entities”) and the Company, pursuant to which the Wellington Entities expressly disclaimed and relinquished any right to exercise voting power or investment power with respect to any shares of common stock issued in the Business Combination to the extent (but only to the extent) that ownership of such shares would otherwise cause any Wellington Entity to beneficially own in excess of 9.9% of the Company's voting common stock. None of the Wellington Entities have voting power or investment power with respect to such excluded shares. Wellington Management is an investment adviser registered under the Investment Advisers Act of 1940. Wellington Management, in such capacity, may be deemed to share beneficial ownership (within the meaning of Rule 13d-3 promulgated under the Exchange Act), over the shares held by its client accounts. The address for Wellington Management is 280 Congress Street, Boston, MA 02210.

(5) According to the Schedule 13G filed with the SEC on February 14, 2013 on behalf of Interfund Equity USA ("USA Fund"), GLG Partners, LP, (the "Investment Manager"), and GLG Partners Limited (the “General Partner”), USA Fund beneficially owns1,194,674 shares of common stock of the Company and 1,240,281 warrants exercisable for shares of common stock of the Company, the Investment Manager beneficially owns 2,040,737 shares of common stock of the Company and 2,094,600 warrants exercisable for shares of common stock of the Company and the General Partner beneficially owns 2,040,737 shares of common stock of the Company and 2,094,600 warrants exercisable for shares of common stock of the Company. The warrants are subject to a 9.8% blocker and the therefore, the actual number of shares of common stock beneficially owned by the Investment Partner and General Partner, after giving effect to such blocker, is less than the number of shares of common stock reported in Rows (6), (8) and (9) of their Schedule 13G. The business address of this stockholder is c/o GLG Partners LP, 1 Curzon Street, London W1J 5HB United Kingdom.

(6) According to a Schedule 13G filed with the SEC on February 14, 2013 on behalf of AQR Capital Management, LLC, a Delaware limited liability company (“AQR LLC”), AQR LLC beneficially owned 1,680,000 warrants convertible into 1,680,000 shares of common stock of the Company as a result of being the investment manager of AQR Diversified Arbitrage Fund. The business address of this stockholder is Two Greenwich Plaza, 3rd floor, Greenwich, CT 06830.

(7) According to the Form 4s filed with the SEC on March 2, 2013 on behalf of Harry Sloan, Jeff Sagansky, Edward L. Shapiro, Jeffrey A. Leddy, Jeffrey E. Epstein and Robert W. Reding (the “Optionees”), the Company has granted 25,000 options to purchase shares of common stock of the Company to each of the Optionees. The options are expected to vest with respect to 1/24 of their underlying shares per month beginning on February 1, 2013 ratably over two years until fully vested. Except as otherwise provided in the option grant agreement between the Company and the Optionee, the stock option expires on February 19, 2023.

(8) According to a Schedule 13G filed with the SEC on February 14, 2013 on behalf of Empyrean Capital Fund, LP ("ECF"), a Delaware limited partnership, Empyrean Capital Overseas Master Fund, Ltd. ("ECOMF"), a Cayman Islands corporation, Empyrean Capital Partners, LP ("ECP"), a Delaware limited partnership, which serves as investment manager to ECF and ECOEF, Empyrean Associates, LLC ("EA"), a Delaware limited liability company and the general partner of ECF, and Messrs. Amos Meron and Michael Price, ECF beneficially own 115,374  shares of the Company’s common stock and 194,816 warrants exercisable for shares of the Company’s common stock, ECOMF beneficially owns 294,326 shares of the Company’s common stock and 483,084 warrants exercisable for shares of the Company’s common stock, ECP beneficially owns 409,700 shares of the Company’s common stock and 677,900 warrants exercisable for shares of the Company’s common stock, EA beneficially owns beneficially own 115,374  shares of the Company’s common stock and 194,816 warrants exercisable for shares of the Company’s common stock, Mr. Meron beneficially owns 409,700 shares of the Company’s common stock and 677,900 warrants exercisable for shares of the Company’s common stock and Mr. Price beneficially owns 409,700 shares of the Company’s common stock and 677,900 warrants exercisable for shares of the Company’s common stock. EA, has the power to direct the affairs of ECF including decisions with respect to the disposition of the proceeds from the sale of the shares of Common Stock held by ECF.  Messrs. Amos Meron and Michael Price are managing members of EA and may, by virtue of their position as managing members, be deemed to have power to direct the vote and disposition of the shares of common stock held by ECF.  ECP serves as the investment manager to ECF and ECOMF.  As such, it has the power to direct the disposition of the proceeds from the sale of the entities.  Messrs. Meron and Price are the managing members of Empyrean Capital, LLC which is the general partner of ECP and may, by virtue of such position, be deemed to have power to direct the vote and disposition of the shares of Common Stock held by ECF and ECOMF.  Messrs. Meron and Price disclaim beneficial ownership of the Common Stock reported herein. The business address of this stockholder is c/o Empyrean Capital Partners, LP, 10250 Constellation Blvd., Suite 2950, Los Angeles, California 90067.

(9) According to a Schedule 13G filed with the SEC on February 11, 2013 on behalf of the Corporate and Investment Banking business group and the Corporate Investments business group of Deutsche Bank AG and its subsidiaries and affiliates, Deutsche Bank AG and Deutsche Bank Securities Inc. are the beneficial owners of  96,799 shares of common stock of the Company. The business address of this stockholder is Taunusanlage 12, 60325 Frankfurt am Main, Federal Republic of Germany.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

In May 2012, the Sponsor transferred an aggregate of 10,000 Founder Shares to Cole A. Sirucek, who agreed to serve on our board of directors as of May 2012. Mr. Sirucek resigned from our board of directors as of January 31, 2013.

Roscomare Ltd., an entity owned and controlled by Mr. Sloan, our former Chairman and Chief Executive Officer and a current member of our board of directors, agreed to, from the date that our securities were first listed on Nasdaq through the consummation of the Business Combination, make available to us office space and certain office and secretarial services, as we may require from time to time. We agreed to pay Roscomare Ltd. $10,000 per month for these services. However, this arrangement was solely for our benefit and was not intended to provide Mr. Sloan compensation in lieu of salary. We believe, based on rents and fees for similar services in the Boston metropolitan area, that the fee charged by Roscomare Ltd. is at least as favorable as we could have obtained from an unaffiliated person. Further, we paid a fee of $15,000 per month to James A. Graf, our former Chief Financial Officer until the consummation of our Business Combination. Mr. Graf resigned as an officer of the Company as of January 31, 2013.

Other than the $10,000 per-month administrative fee paid to Roscomare Ltd. until January 31, 2013 and $15,000 per-month paid to Mr. Graf until January 31, 2013, as well as reimbursement of any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations, no compensation or fees of any kind, including finder’s fees, consulting fees or other similar compensation, was paid to our Sponsor, officers or directors, or to any of their respective affiliates, prior to or with respect to our Business Combination. Our independent directors reviewed on a quarterly basis all payments that were made to our Sponsor, officers, directors and our or their affiliates.

Prior to the consummation of the Business Combination, we issued an unsecured promissory note (the “Note”) to the Sponsor on August 21, 2012 that provided for the Sponsor to advance $250,000 to the Company, for expenses related to the proposed business combination. The Note was non-interest bearing and was payable on the earlier of (i) the consummation of the Business Combination or (ii) February 18, 2013. The Note was repaid in full on January 31, 2013.

On November 6, 2012, we issued a convertible promissory note to the Sponsor that provided for the Sponsor to advance to us, from time to time, up to $1,000,000 for ongoing expenses (the “Convertible Note”). The Convertible Note was non-interest bearing and was payable on the earlier of (i) the completion of an initial business combination by the Company or (ii) February 18, 2013. At the option of the Sponsor, any amounts outstanding under the convertible note up to $500,000 could be converted into warrants to purchase shares of our common stock at a conversion price of $0.75 per warrant. Each such warrant would entitle the Sponsor to purchase one share of our common stock at an exercise price of $11.50 per share commencing 30 days after the completion of an initial business combination by the Company.

On November 21, 2012, the Sponsor advanced to us $500,000 pursuant to the Convertible Note. Prior to the consummation of the Business Combination, the Sponsor advanced an additional $77,000 to us pursuant to the Convertible Note. Upon the consummation of the Business Combination, the Sponsor converted an aggregate principal amount of $500,000 outstanding under the convertible note into 666,667 warrants. These warrants became exercisable 30 days after the completion of the Business Combination, and will expire at 5:00 p.m., New York time, five years after the consummation of the Business Combination or earlier upon redemption or liquidation.

Upon consummation of the Business Combination, we entered into an amended and restated registration rights agreement with respect to the Founder Shares, shares of our common stock underlying the Sponsor Warrants, the shares of our voting common stock (including shares of voting common stock issuable upon conversion of non-voting common stock) that was issued under the Row 44 Merger Agreement, the AIA Stock Purchase Agreement and the Backstop Agreements, which securities we collectively refer to as “registrable securities”. This registration rights agreement amends and restates entirely the registration rights agreement entered into in connection with our initial public offering. Under this agreement, we agreed to file a registration statement with the SEC within seven (7) business days after the Business Combination covering the registrable securities. Holders of (i) a majority of the Founder Shares, (ii) a majority of the shares issued to PAR and its affiliates under the Row 44 Merger Agreement, the AIA Stock Purchase Agreement and the Backstop Agreement, or (iii) at least 10,000,000 of the registrable securities will also be entitled to require us to undertake an underwritten public offering of all or a portion of the registrable securities pursuant to an effective registration statement, no more than once during any six month period. Holders of registrable securities will also have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the Business Combination.

On February 25, 2013, pursuant to a sale and purchase agreement, we purchased 888,888 shares of AIA from BF Ventures GmbH ("BF Ventures"). The purchase price was EUR 5.50 per share (EUR 4,888,884 in the aggregate), which is the same price per share we will be required to offer to all of the other remaining shareholders of AIA pursuant to a mandatory takeover offer required by German law. The purchase price is subject to increase for any increase above EUR 5.50 in the purchase price offered by us in the mandatory takeover offer. BF Ventures is a wholly owned subsidiary of BF Ventures Management Ltd. ("BF Management"). Forty-nine percent (49%) of the shares of BF Management are held by Winch Management Ltd. ("Winch"). Louis Bélanger-Martin, the CEO of AIA and a director of the Company, holds a 50% ownership interest in Winch and therefore had an indirect interest in the sale of the shares of AIA to us by BF Ventures, valued at approximately EUR 1,197,777. Mr. Bélanger-Martin does not have voting power with respect to the investment decisions of BF Ventures or BF Management.

Row 44 Related Person Transactions

Pursuant to the PAR Backstop Agreement, PAR purchased 4,750,000 shares of our non-voting common stock for $10.00 per share. As the first investor to commit to a backstop investment, Row 44 paid to PAR $11,875,000 in cash at closing, which amount reduced the consideration payable by us to Row 44 equity holders in the Row 44 Merger.

Indemnification Agreements

Upon the consummation of the Business Combination, indemnification agreements were entered into with each of the newly elected directors and newly appointed executive officers which provide, among other things, that we will indemnify such directors and executive officers under the circumstances and to the extent provided for therein, for expenses, damages, judgments, fines and settlements he or she may be required to pay in actions or proceedings to which he or she is or may be made a party by reason of his or her position as a director or executive officer, and otherwise to the fullest extent permitted under Delaware law and our by-laws.

Policies and Procedures for Related Person Transactions

Effective upon consummation of the Business Combination, our board of directors adopted a written related person transaction policy that sets forth the policies and procedures for the review and approval or ratification of related person transactions. This policy is administered by our audit committee and covers any transaction, arrangement, or relationship, or any series of similar transactions, arrangements, or relationships, in which was or is to be a participant, the amount involved exceeds $50,000 and a related person had or will have a direct or indirect material interest. While the policy covers related person transactions in which the amount involved exceeds $50,000, the policy states that related person transactions in which the amount involved exceeds $120,000 are required to be disclosed in applicable filings as required by the Securities Act, Exchange Act, and related rules. Our board of directors set the threshold for approval of related person transactions in the policy at an amount lower than that which is required to be disclosed under the Securities Act, Exchange Act, and related rules because We believe that it is appropriate for its audit committee to review transactions or potential transactions in which the amount involved exceeds $50,000, as opposed to $120,000. Pursuant to this proposed policy, Our audit committee (i) reviews the relevant facts and circumstances of each related person transaction, including if the transaction is on terms comparable to those that could be obtained in arm’s-length dealings with an unrelated third party and the extent of the related party’s interest in the transaction, and (ii) takes into account the conflicts of interest and corporate opportunity provisions of our code of business conduct and ethics. Management presents to our audit committee each proposed related person transaction, including all relevant facts and circumstances relating thereto, and updates the audit committee as to any material changes to any related person transaction. All related person transactions may only be consummated if our audit committee has approved or ratified such transaction in accordance with the guidelines set forth in the policy. Certain types of transactions are pre-approved by our audit committee under the policy. These pre-approved transactions include: (i) certain compensation arrangements; (ii) transactions in the ordinary course of business where the related party’s interest arises only (a) from his or her position as a director of another entity that is party to the transaction, (b) from an equity interest of less than 5% in another entity that is party to the transaction, or (c) from a limited partnership interest of less than 5%, subject to certain limitations; and (iii) transactions in the ordinary course of business where the interest of the related party arises solely from the ownership of a class of our equity securities where all holders of such class of equity securities will receive the same benefit on a pro rata basis. No director will be permitted to participate in the approval of a related person transaction for which he or she is a related party

Director Independence

Our Board of Directors has determined that Messrs. Sloan, Sagansky, Leddy, Reding and Epstein are each independent within the meaning of Nasdaq Rule 5605(a)(2). Our Board of Directors has also determined that each member of its Audit Committee, Compensation Committee and Nominating Committee is independent under Nasdaq Rule 5605(a)(2).

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

For the year ended December 31, 2012, the firm of Rothstein Kass acted as our independent registered public accounting firm. The following is a summary of fees paid to Rothstein Kass for services rendered.

Audit Fees

Fees paid or payable for our independent registered public accounting firm were approximately $50,000 for the services it performed in connection with this report, the Quarterly Report on Form 10-Q for the fiscal quarter ended on March 31, 2012, the Quarterly Report on Form 10-Q for the fiscal quarter ended on June 30, 2012, the Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2012 and comfort letters and consents.

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

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report:

Financial Statements

Reference is made to the Index to our Financial Statements on page F-1 following the signature pages of this report which is incorporated by reference herein.

Financial Statement Schedule

All financial statement schedules are omitted because they are not applicable or the amounts are immaterial, not required, or the required information is presented in the financial statements and notes thereto in Item 8 of Part II above.

Exhibits

Exhibit No.	Document
2.1	Agreement and Plan of Merger and Reorganization, dated as of November 8, 2012, by and among Global Eagle Acquisition Corp., EAGL Merger Sub Corp., Row 44, Inc. and PAR Investment Partners, L.P. (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q (File No. 001-35176), filed with the SEC on November 14, 2012).
2.2	Stock Purchase Agreement, dated as of November 8, 2012, by and between Global Eagle Acquisition Corp. and PAR Investment Partners, L.P. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-35176), filed with the SEC on November 14, 2012).
3.1	Second Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-35176), filed with the SEC on February 6, 2013).
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K (File No. 001-35176), filed with the SEC on February 6, 2013).
4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.2 to Amendment No. 4 to the Company’s Registration Statement on Form S-1 (File No. 333-172267), filed with the SEC on May 11, 2011).
4.2	Form of Warrant Agreement by and between the Company and American Stock Transfer & Trust Company, LLC (incorporated by reference to Exhibit 4.4 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-172267), filed with the SEC on April 6, 2011).
10.1	Amended and Restated Common Stock Purchase Agreement, dated as of November 8, 2012, by and between Global Eagle Acquisition Corp. and PAR Investment Partners, L.P. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-35176), filed with the SEC on November 14, 2012).
10.2	Common Stock Purchase Agreement, dated as of November 8, 2012, by and among Global Eagle Acquisition Corp., Putnam Capital Spectrum Fund and Putnam Spectrum Equity Fund. (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 001-35176), filed with the SEC on November 14, 2012).
10.3	Amendment to Securities Escrow Agreement, dated May 8, 2012 by and among the Company, American Stock Transfer & Trust Company, LLC, Cole A. Sirucek and the other persons party thereto (incorporated by reference to Exhibit 101 to the Company’s Current Report on Form 8-K (File No. 001-35176) filed with the SEC on May 9, 2012).
10.4	Letter Agreement, dated May 8, 2012, by and between the Company and Cole A. Sirucek (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-35176) filed with the SEC on May 9, 2012).
10.5	Executive Employment Agreement, dated January 31, 2013, between the Company and David M. Davis (incorporated herein by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K (File No. 001-35176) filed with the SEC on February 6, 2013.
10.6	Global Eagle Entertainment Inc. 2013 Equity Incentive Plan (incorporated by reference to Annex D of the Company’s Definitive Proxy Statement on Schedule 14A (File No. 001-35176), filed with the SEC on January 17, 2013).

10.7	Letter Agreement, dated January 31, 2013, between the Company and Wellington Management Company, LLP (incorporated herein by reference to Exhibit 10.13 to the Company’s Current Report on Form 8-K (File No. 001-35176) filed with the SEC on February 6, 2013.
10.8	Escrow Agreement, dated January 31, 2013, by and among the Company, Wellington Management Company, LLP (“Wellington”) and certain affiliates of Wellington (incorporated herein by reference to Exhibit 10.14 to the Company’s Current Report on Form 8-K (File No. 001-35176) filed with the SEC on February 6, 2013.
10.9	Form of Indemnity Agreement for the Company’s directors and executive officers (incorporated herein by reference to Exhibit 10.15 to the Company’s Current Report on Form 8-K (File No. 001-35176) filed with the SEC on February 6, 2013.
10.10	Amendment to Securities Escrow Agreement, dated May 8, 2012 by and among the Company, American Stock Transfer & Trust Company, LLC, Cole A. Sirucek and the other persons party thereto (incorporated by reference to Exhibit 101 to the Company’s Current Report on Form 8-K (File No. 001-35176) filed with the SEC on May 9, 2012).
10.11	Amended and Restated Letter Agreement, dated as of May 10, 2011, among the Company, Global Eagle Acquisition LLC and each of the members of Global Eagle Acquisition LLC (incorporated by reference to Exhibit 10.2(a) to Amendment No. 4 to the Company’s Registration Statement on Form S-1 (File No. 333-172267), filed with the SEC on May 11, 2011).
10.12	Amended and Restated Letter Agreement, dated as of May 10, 2011, between the Company and James M. McNamara (incorporated by reference to Exhibit 10.2(b) to Amendment No. 4 to the Company’s Registration Statement on Form S-1 (File No. 333-172267), filed with the SEC on May 11, 2011).
10.13	Amended and Restated Letter Agreement, dated as of May 10, 2011, between the Company and Dennis A. Miller (incorporated by reference to Exhibit 10.2(c) to Amendment No. 4 to the Company’s Registration Statement on Form S-1 (File No. 333-172267), filed with the SEC on May 11, 2011).
10.14	Letter Agreement, dated May 8, 2012, by and between the Company and Cole A. Sirucek (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-35176) filed with the SEC on May 9, 2012).
14.1	Form of Code of Ethics. (incorporated by reference to Exhibit 14 to the Company’s Registration Statement on Form S-1, as amended, filed with the SEC on November 14, 2012).
21.1	List of Subsidiaries (incorporated herein by reference to Exhibit 21.1 to the Company’s Current Report on Form 8-K (File No. 001-35176), filed with the SEC on February 6, 2013).
31.1*	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).
31.2*	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).
32.1*	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
32.2*	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
101.INS**	XBRL Instance Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

__________________

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

Date: March 18, 2013	GLOBAL EAGLE ENTERTAINMENT INC.

	By:	/s/ John LaValle
		Name:	John LaValle
		Title:	Chief Executive Officer

POWER OF ATTORNEY

The undersigned directors and officers of Global Eagle Entertainment Inc. hereby constitute and appoint each of John LaValle, David M. Davis and Michael Pigott, with the power to act without the others and with full power of substitution and resubstitution, our true and lawful attorney-in-fact and agent with full power to execute in our name and behalf in the capacities indicated below any and all amendments to this report and to file the same, with all exhibits and other documents relating thereto and hereby ratify and confirm all that such attorney-in-fact, or such attorney-in-fact’s substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated below.

/s/ John LaValle	Chief Executive Officer and Director (Principal Executive Officer)	March 18, 2013
John LaValle

/s/ David M. Davis	Chief Financial Officer and Treasurer (Principal Financial Officer and	March 18, 2013
David M. Davis	Principal Accounting Officer)

/s/ Edward L. Shapiro	Chairman, Board of Directors	March 18, 2013
Edward L. Shapiro

/s/ Louis Bélanger-Martin	Director	March 18, 2013
Louis Bélanger-Martin

/s/ Harry E. Sloan	Director	March 18, 2013
Harry E. Sloan

/s/ Jeff Sagansky	Director	March 18, 2013
Jeff Sagansky

/s/ Jeffrey A. Leddy	Director	March 18, 2013
Jeffrey A. Leddy

/s/ Jeffrey E. Epstein	Director	March 18, 2013
Jeffrey E. Epstein

/s/ Robert W. Reding	Director	March 18, 2013
Robert W. Reding

S-1

INDEX TO FINANCIAL STATEMENTS

Page

Reports of Independent Registered Public Accounting Firm	F-2

Balance Sheets as of December 31, 2012 and December 31, 2011	F-4

Statements of Operations for the year ended December 31, 2012, the period from February 2, 2011 (inception) to December 31, 2011 and the period from February 2, 2011 (inception) to December 31, 2012	F-5

Statements of Changes in Stockholders' Equity for the period from February 2, 2011 (inception) to December 31, 2012	F-6

Statements of Cash Flow for the year ended December 31, 2012, the period from February 2, 2011 (inception) to December 31, 2011 and the period from February 2, 2011 (inception) to December 31, 2012	F-7

Notes to Financial Statements	F-8

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Global Eagle Entertainment Inc.

We have audited the accompanying balance sheets of Global Eagle Entertainment Inc. (a corporation in the development stage) (the “Company”) as of December 31, 2012 and 2011, and the related statements of operations, change in stockholders' equity, and cash flows for the year ended December 31, 2012 and the periods from February 2, 2011 (inception) to December 31, 2011, as well as for the period from February 2, 2011 (inception) to December 31, 2012. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Global Eagle Entertainment Inc. (a corporation in the development stage) as of December 31, 2012 and 2011 and the results of its operations and its cash flows for the year ended December 31, 2012 and the periods from February 2, 2011 (inception) to December 31 2011 and from February 2, 2011 (inception) to December 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the financial statements, the accompanying 2011 financial statements have been restated to correct a misstatement.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Global Eagle Entertainment Inc.’s (a corporation in the development stage) internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 15, 2013 expressed an adverse opinion.

/s/ Rothstein Kass

Roseland, New Jersey
March 15, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Global Eagle Entertainment Inc.

We have audited Global Eagle Entertainment Inc.’s (a corporation in the development stage) internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Global Eagle Entertainment Inc.’s (a corporation in the development stage) management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment:

Management has identified a material weakness in controls related to the accounting for warrants issued in connection with the Company’s initial public offering. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2012 financial statements, and this report does not affect our report dated March 15, 2013 on those financial statements.

In our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets and the related statements of income, change in stockholders’ equity, and cash flows of Global Eagle Entertainment Inc.’s (a corporation in the development stage), and our report dated March 15, 2013, expressed an unqualified opinion.

/s/ Rothstein Kass

Roseland, New Jersey
March 15, 2013

GLOBAL EAGLE ENTERTAINMENT INC.

(A Corporation in the Development Stage)

Balance Sheets

	December 31, 2012	December 31, 2011 (as Restated-Note 2)
Assets:
Current assets:
Cash	$180,494	446,281
Prepaid insurance	-	31,712
Total current assets	180,494	477,993

Non-current assets:
Investments held in trust	189,645,089	189,634,541
Total assets	$189,825,583	190,112,534

Liabilities and Stockholders’ Equity:
Current liabilities:
Franchise tax payable	$293,220	113,222
Accrued operating expenses and accounts payable	253,353	73,567
Accrued transaction expenses	4,950,000	-
Sponsor loan	750,000	-
Total current liabilities	6,246,573	186,789
Deferred underwriter compensation	6,647,375	6,647,375
Warrant liability	19,234,450	15,075,650
Total liabilities	32,128,398	21,909,814

Commitment and contingencies:

Common stock subject to possible redemption: 15,269,718 (at redemption value of approximately $9.98) and 16,320,272 shares (at redemption value of approximately $9.98) at December 31, 2012 and 2011, respectively	152,697,184	163,202,717

Stockholders’ equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.0001 par value; 400,000,000 shares authorized; 7,891,867 and 6,841,313 shares issued and outstanding at December 31, 2012 and 2011, respectively, excluding shares subject to redemption	789	684

Additional paid-in capital	4,999,212	4,999,319

Deficit accumulated during the development stage	—

Total stockholders’ equity, net	5,000,001	5,000,003
Total liabilities and stockholders’ equity	$189,825,583	$190,112,534

The accompanying notes are an integral part of these financial statements.

GLOBAL EAGLE ENTERTAINMENT INC.
(A Corporation in the Development Stage)

Statements of Operations

	Year Ended December 31, 2012	Period from February 2, 2011 (inception) through December 31, 2011 (as Restated-Note 2)	Period from February 2, 2011 (inception) through December 31, 2012

Revenue	$—	$—	$—
Transaction costs	5,214,155		5,214,155
General and administrative expenses	1,143,129	789,360	1,932,489
Loss from operations	(6,357,284)	(789,360)	(7,146,644)
Other income
Interest income	10,549	8,041	18,590
Change in fair value of warrants	(4,158,800)	4,418,725	259,925
Net Income (loss) attributable to common shares outstanding	$(10,505,535)	$3,637,406	$(6,868,129)

Weighted average number of common shares outstanding, basic and diluted	6,598,271	6,062,998	6,427,068
Net income (loss) per common share outstanding, basic and diluted	$(1.59)	$0.60	$(1.07)

The accompanying notes are an integral part of these financial statements.

GLOBAL EAGLE ENTERTAINMENT INC.

(A Corporation in the Development Stage)

Statements of Change in Stockholders’ Equity

For the period from January 1, 2011 to December 31, 2012

(as Restated-Note 2)

	Common Stock		Additional Paid-in	Deficit Accumulated During the Development	Total Stockholders’
	Shares	Amount	Capital	Stage	Equity
Sale on February 2, 2011 of common stock to Sponsor at $0.01 per share	4,417,683	$442	$24,558	—	$25,000
Sale on May 18, 2011 of 18,992,500 units, net of offering expenses	18,992,500	1,899	189,923,101	—	189,925,000
Underwriters’ discount and offering expenses	—	—	(11,140,311)	—	(11,140,311)
Proceeds from private placement of 7,000,000 warrants on May 18, 2011	—	—	5,250,000	—	5,250,000
Warrant liability recorded on May 18, 2011 (restated)	—	—	(19,494,375)	—	(19,494,375)
Proceeds subject to possible redemption of 17,856,407 shares (at approx $9.98 redemption value) on May 18, 2011	(15,955,928)	(1,596)	(159,563,715)	—	(159,565,311)
Forfeiture of common stock issued to Sponsor	(248,598)	(25)	25	—	—
Change in shares subject to redemption to 16,320,272	(364,344)	(36)	36	(3,637,406)	(3,637,406)
Net income for the period from January 1, 2011 to December 31, 2011	—	—	—	3,637,406	3,637,406
Balances as of December 31, 2011 (as restated)	6,841,313	$684	$4,999,319	$-	$5,000,003
Net loss for year ended December 31, 2012				(10,505,535)	(10,505,535)
Changes in shares subject to possible redemptions to 15,269,718 shares (at approx $9.98 redemption value)	1,050,554	105	(107)	10,505,535	10,505,532
Balances as of December 31, 2012	7,891,867	$789	$4,999,212	$—	$5,000,001

The accompanying notes are an integral part of these financial statements.

GLOBAL EAGLE ENTERTAINMENT INC.

(A Corporation in the Development Stage)

Statements of Cash Flows

	Period from January 1, 2012 to December 31, 2012	Period from February 2, 2011 to December 31, 2011 (as Restated – Note 2)	Period from February 2, 2011 to December 31, 2012
Cash Flows From Operating Activities:
Net income (loss)	$(10,505,535)	$3,637,406	$(6,868,129)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Change in fair value of warrant liability	4,158,800	(4,418,725)	(259,925)
Changes in operating assets and liabilities:
Prepaid insurance	31,712	(31,712)	—
Accrued operating expenses and accounts payable	5,393,942	73,567	5,467,509
Franchise tax payable	179,997	113,222	293,219

Net cash used in operating activities	(741,084)	(626,242)	(1,367,326)

Cash Flows from Investing Activities:
Principal deposited in Trust Account	—	(189,626,500)	(189,626,500)
Interest reinvested into Trust Account	(10,549)	(8,041)	(18,589)

Net cash used in investing activities	(10,549)	(189,634,541)	(189,645,089)

Cash Flows from Financing Activities:
Proceeds from sale of common stock to Sponsor	—	25,000	25,000
Proceeds from note payable to Sponsor	750,000	140,000	890,000
Net proceeds from public offering, after payment of upfront underwriting fee	—	186,126,500	186,126,500
Net proceeds from private placement	—	5,250,000	5,250,000
Repayment of Sponsor note	—	(140,000)	(140,000)
Payment of offering/transaction expenses	(264,154)	(694,436)	(958,590)

Net cash provided by financing activities	485,846	190,707,064	191,192,910

Increase (decrease) in cash during period	(265,787)	446,281	180,494
Cash at beginning of period	446,281	—	—

Cash at end of period	$180,494	$446,281	$180,494

Supplemental Disclosure of Non-Cash Financing Activities:

Adjustment for warrant liability in connection with the public offering	$—	$19,494,375	$19,494,375
Deferred underwriting compensation	$—	$6,647,375	$6,647,375

The accompanying notes are an integral part of these financial statements

GLOBAL EAGLE ENTERTAINMENT INC.

(A Corporation in the Development Stage)

NOTES TO FINANCIAL STATEMENTS

1.	Organization and Business Operations

Incorporation

Global Eagle Entertainment Inc. (the “Company”) was incorporated under the name Global Eagle Acquisition Corp. in Delaware on February 2, 2011 and changed its name by filing an Amended and Restated Certificate of Incorporation on January 31, 2013.

Sponsor

The company’s sponsor is Global Eagle Acquisition LLC, a Delaware limited liability company (the “Sponsor”). Members of the Sponsor include Harry E. Sloan, the Company’s former Chairman and Chief Executive Officer and current director, Jeff Sagansky, the Company’s former President and current director, and James A. Graf, the Company’s former Vice President, Chief Financial Officer, Treasurer and Secretary.

Fiscal Year End

The Company has selected December 31 as its fiscal year end.

Business Purpose

The Company was formed as a blank check company with no operations and as a vehicle to effect an initial business combination with one or more operating businesses. After the closing of the Company’s business combination on January 31, 2013 (the “Business Combination”), the Company became a holding company whose assets primarily consist of shares of its wholly owned subsidiary, Row 44, Inc., a Delaware corporation (“Row 44”), and its majority owned subsidiary, Advanced Inflight Alliance AG, a German corporation (“AIA”).

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

Trust Account

As of December 31, 2012, the trust account (the “Trust Account”) could either be invested in permitted United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), having a maturity of 180 days or less, or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act  which invest only in direct U.S. government treasury obligations.

Except for a portion of interest income earned on the Trust Account balance that could be released to the Company to pay any taxes on such interest and to fund working capital requirements, and any amounts necessary for the Company to purchase up to 50% of the Company’s public shares (“Public Shares”) if the Company sought stockholder approval of an initial business combination, none of the funds held in trust could be released until the earlier of: (i) the consummation of the initial business combination; or (ii) the redemption of 100% of the shares of common stock included in the units being sold in the Public Offering if the Company was unable to consummate an initial business combination within 21 months from the closing of the Public Offering (subject to the requirements of law).

Business Combination

An initial business combination was subject to the following size, focus and stockholder approval provisions:

Size — The initial business combination had to occur with one or more target businesses that together had a fair market value of at least 80% of the assets held in the Trust Account (excluding the deferred underwriting commissions and taxes payable on the income earned on the Trust Account) at the time of the agreement to enter into the initial business combination. The Company could not complete an initial business combination unless it acquired 50% or more of the outstanding voting securities of a target company or was otherwise not required to register as an investment company under the Investment Company Act.

Focus — The Company’s efforts in identifying prospective target businesses were initially focused on businesses in the media or entertainment sectors but the Company could pursue opportunities in other business sectors.

Tender Offer/Stockholder Approval — The Company, after signing a definitive agreement for an initial business combination, could either (i) seek stockholder approval of the initial business combination at a meeting called for such purpose in connection with which stockholders could seek to redeem their shares, regardless of whether they vote for or against the initial business combination, for cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account, including interest but less franchise and income taxes payable, or (ii) provide stockholders with the opportunity to sell their shares to the Company by means of a tender offer (and thereby avoid the need for a stockholder vote) for an amount in cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account, including interest but less franchise and income taxes payable. The decision as to whether the Company would seek stockholder approval of the initial business combination or would allow stockholders to sell their shares in a tender offer could be made by the Company, solely in its discretion, and was to be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would otherwise require the Company to seek stockholder approval. If the Company decided to seek stockholder approval, it could consummate its initial business combination only if a majority of the outstanding shares of common stock voted were voted in favor of the initial business combination. However, in no event could the Company redeem its Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001. In such case, the Company would not proceed with the redemption of its Public Shares and the related initial business combination, and instead may search for an alternate initial business combination.

Regardless of whether the Company held a stockholder vote or a tender offer in connection with an initial business combination, a public stockholder had the right to redeem their shares for an amount in cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account, including interest but less franchise and income taxes payable. As a result, such shares of common stock would be recorded at conversion/tender value and classified as temporary equity upon the completion of the Public Offering, in accordance with Financial Accounting Standards Board, or FASB, ASC Topic 480, “Distinguishing Liabilities from Equity.”

Permitted Purchase of Public Shares — If the Company sought stockholder approval prior to the initial business combination and did not conduct redemptions pursuant to the tender offer rules, prior to the initial business combination, the Company’s Amended and Restated Certificate of Incorporation permits the release to the Company from the Trust Account, amounts necessary to purchase up to 50% of the shares sold in the Public Offering. All shares so purchased by the Company would be immediately cancelled.

Liquidation

If the Company did not consummate an initial business combination by February 18, 2013, the Company was required to (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the common stock sold as part of the units in the Public Offering, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest but net of franchise and income taxes payable (less up to $100,000 of such net interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and subject to the requirement that any refund of income taxes that were paid from the Trust Account which is received after such redemption shall be distributed to the former Public Stockholders, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

In the event of liquidation, it is likely that the per share value of the residual assets remaining available for distribution (including Trust Account assets) would be less than the Public Offering price per share in the Public Offering (assuming no value is attributed to the warrants contained in the units to be offered in the Public Offering discussed in Note 3).

2. Restatement of Previously Issued Financial Statements

In February 2013, the Company concluded it should correct its accounting related to the Company’s outstanding warrants. The Company had initially accounted for the warrants as a component of equity but upon further evaluation of the terms of the warrant, concluded that the warrants should be accounted for as a derivative liability. The warrants contain a restructuring price adjustment provision, such that, in the event the Company completes a business combination subsequent to the initial Business Combination which results in the Company’s shares no longer being listed on a national exchange or the OTC Bulletin Board, the exercise price of the warrants will decrease by formula that causes the warrants to not be indexed to the Company’s own shares. As a result of this provision, the Company has restated its financial statements to reflect the Company’s warrants as a derivative liability with changes in the fair value recorded in the current period earnings.

The following table below summarizes the effect of the restatement to the Company’s financial statements as of and for the period ended December 31, 2011 and to the Company’s quarterly financial statements issued during 2011 and 2012:

	As
	Previously		As
	Reported	Adjustments	Restated

Balance sheet as of June 30, 2011 (unaudited)
Common Stock Subject to Possible Redemption	178,887,175	(22,093,625)	156,793,550
Warrant Liability	-	22,093,625	22,093,625
Common Stock	2,316	(1,568)	748
Additional Paid-in Capital	5,170,198	(170,945)	4,999,253
Retained Earnings	(172,513)	172,513	-

Three months ended June 30, 2011 (unaudited)
Change in fair value of warrant liability	-	2,559,250	2,559,250
Net income (loss)	(162,396)	(2,599,250)	(2,761,646)
Net income (loss) per share	(0.03)	(0.45)	(0.48)

Period from February 2, 2011 (inception) to June 30, 2011 (unaudited)
Change in fair value of warrant liability	-	2,599,250	2,599,250
Net income (loss)	(172,513)	(2,599,250)	(2,771,763)
Net income (loss) per share	(0.04)	(0.49)	(0.53)

Balance sheet as of September 30, 2011 (unaudited)
Common Stock Subject to Possible Redemption	178,574,414	(19,494,375)	159,080,039
Warrant Liability	-	19,494,375	19,494,375
Common Stock	2,316	(1,591)	725
Additional Paid-in Capital	5,482,959	(483,683)	4,999,276
Retained Earnings	(485,274)	485,274	-

Three months ended September 30, 2011 (unaudited)
Change in fair value of warrant liability	-	(2,599,250)	(2,599,250)
Net income (loss)	(312,761)	2,599,250	2,286,489
Net income (loss) per share	(0.06)	0.37	0.31

Period from February 2, 2011 (inception) to September 30, 2011 (unaudited)
Change in fair value of warrant liability	-	-	-
Net income (loss)	(485,274)	-	(485,274)
Net income (loss) per share	(0.10)	0.01	(0.09)

Balance sheet as of December 31, 2011 (audited)
Common Stock Subject to Possible Redemption	178,278,367	(15,075,650)	163,202,717
Warrant Liability	-	15,075,650	15,075,650
Common Stock	2,316	(1,632)	684
Additional Paid-in Capital	5,482,959	(483,640)	4,999,319
Retained Earnings	(781,319)	781,319	-

Period from February 2, 2011 (inception) to December 31, 2011 (audited)
Change in fair value of warrant liability	-	(4,418,725)	(4,418,725)
Net income (loss)	(781,319)	4,418,725	3,637,406
Net income (loss) per share	(0.05)	0.65	0.60

	As
	Previously		As
	Reported	Adjustments	Restated

Balance sheet as of March 31, 2012 (unaudited)
Common Stock Subject to Possible Redemption	177,981,042	(12,736,325)	165,244,717
Warrant Liability	-	12,736,325	12,736,325
Common Stock	2,316	(1,652)	664
Additional Paid-in Capital	6,076,329	(1,076,992)	4,999,337
Retained Earnings	(1,078,644)	1,078,644	-

Three months ended March 31, 2012 (unaudited)
Change in fair value of warrant liability	-	(2,339,325)	(2,339,325)
Net income (loss)	(297,325)	2,339,325	2,042,000
Net income (loss) per share	(0.01)	0.31	0.30

Balance sheet as of June 30, 2012 (unaudited)
Common Stock Subject to Possible Redemption	177,661,208	(13,366,325)	164,294,883
Warrant Liability	-	12,736,325	12,736,325
Common Stock	536	131	667
Additional Paid-in Capital	6,397,947	(1,398,611)	4,999,336
Retained Earnings	(1,398,480)	1,398,480	-

Three months ended June 30, 2012 (unaudited)
Change in fair value of warrant liability	-	-	-
Net income (loss)	(319,836)	-	(319,836)
Net income (loss) per share	(0.06)	0.01	(0.05)

Six months ended June 30, 2012 (unaudited)
Change in fair value of warrant liability	-	(2,339,325)	(2,339,325)
Net income (loss)	(617,161)	2,339,325	1,722,164
Net income (loss) per share	(0.12)	0.38	0.26

Balance sheet as of September 30, 2012 (unaudited)
Common Stock Subject to Possible Redemption	177,301,453	(8,057,675)	169,243,778
Warrant Liability	-	8,057,675	8,057,675
Common Stock	540	84	624
Additional Paid-in Capital	6,757,696	(1,758,313)	4,999,383
Retained Earnings	(1,758,229)	1,758,229	-

Three months ended September 30, 2012 (unaudited)
Change in fair value of warrant liability	-	(4,678,650)	(4,678,650)
Net income (loss)	(359,749)	4,678,650	4,318,901
Net income (loss) per share	(0.07)	0.72	0.65

Nine months ended September 30, 2012 (unaudited)
Change in fair value of warrant liability	-	(7,017,975)	(7,017,975)
Net income (loss)	(976,910)	7,017,975	6,041,065
Net income (loss) per share	(0.18)	1.08	0.90

3.	Significant Accounting Policies

Basis of Presentation

The accompanying financial statements of the Company are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the Securities and Exchange Commission.

Development Stage Company

The Company is considered to be in the development stage as defined by FASB ASC 915, “Development Stage Entities,” and is subject to the risks associated with activities of development stage companies. The Company has neither engaged in any operations nor generated any income as of December 31, 2012. All activity through the date the financial statements were issued relates to the Company’s formation and the Public Offering. Following such offering, the Company will not generate any operating revenues until after completion of an initial business combination, at the earliest. The Company will generate non-operating income in the form of interest income on the designated Trust Account after the Public Offering.

Net Income (Loss) Per Share

Basic income (loss) per common share is computed by dividing income applicable to common shareholders by the weighted average number of common shares outstanding during the period in accordance with ASC 260, “Earnings Per Share”. Diluted income (loss) per share reflects the potential dilution that could occur assuming common shares were issued upon the exercise of outstanding in the money warrants and the proceeds thereof were used to purchase common shares at the average market price during the period. The Company uses the treasury stock method to calculate potentially dilutive shares, as if they were converted into common stock at the beginning of the period. At December 31, 2012, the Company had outstanding warrants to purchase 25,992,500 shares of common stock. For all periods presented, the weighted average of these shares was excluded from the calculation of diluted income (loss) per common share because their inclusion would have been anti-dilutive. As a result, dilutive income (loss) per common share is equal to basic income (loss) per common share.

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

The Company evaluates the uncertainty in tax positions taken or expected to be taken in the course of preparing the Company’s financial statements to determine whether the tax positions are “more likely than not” of being sustained by the applicable tax authority. Tax positions deemed not to meet the “more likely than not” threshold would be recorded as a tax expense in the current period. The Company has no uncertain tax positions at December 31, 2012 or 2011.

The Company recognizes interest and penalties related to unrecognized tax benefits in interest expense and other expenses, respectively. No interest expense or penalties have been recognized as of and for the period ended December 31, 2012.

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

Deferred Offering Costs

Deferred offering costs consist principally of legal, accounting, and underwriting fees incurred through the balance sheet date that are related to the Public Offering and that were charged to stockholders’ equity upon the receipt of the capital at the closing of the Public Offering on May 18, 2011.

Contingent Liabilities

Contingent liabilities include payments to Citibank, N.A. ("Citi") and Bank of America Merrill Lynch ("BAML") in connection with our Business Combination. The Company agreed to pay Citi and BAML $7,000,000 in financial advisory fees only upon successful closing of a business combination.   However, the Company is currently in the process of negotiating these fees downward to comply with minimum cash requirements in the Agreement and Plan of Merger and Reorganization by and among the Company, EAGL Merger Sub Corp., Row 44, Inc. (“Row 44”) and PAR Investment Partners, L.P. (“PAR”), and no fees have been paid as of March 10, 2013.

In addition, the Company is currently negotiating the deferred underwriting fees of approximately $6,600,000 due to Citi, Deutsche Bank Securities Inc. and Macquarie Capital (USA) Inc. $400,000 of the deferred underwriting fees have been paid as of March 10, 2013.

Under the terms of the Company's agreements with Row 44 and PAR, the Company agreed to pay the transaction expenses of Row 44 and PAR on a success basis only.  The Company believes the amounts actually due under these agreements total approximately $3,000,000, however this amount is in dispute with both advisors, RBC Capital Markets, LLC and Seabury Group LLC, therefore actual amounts to be paid may be more or less than this amount.

Redeemable Common Stock

As discussed in Note 1, all of the 18,992,500 common shares sold as part of a Unit in the Public Offering contained a redemption feature which allowed for the redemption of common shares under the Company's Liquidation or Tender Offer/Stockholder Approval provisions. In accordance with ASC 480, redemption provisions not solely within the control of the Company require the security to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity's equity instruments, are excluded from the provisions of ASC 480. Although the Company did not specify a maximum redemption threshold, its Charter provides that in no event will they redeem its Public Shares in an amount that would cause its net tangible assets (stockholders’ equity) to be less than $5,000,001.

The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of the security to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock shall be affected by charges against retained earnings.

Accordingly, at December 31, 2012 and 2011, 15,269,718 and 16,320,272 respectively, of the 18,992,500 Public Shares were classified outside of permanent equity at its redemption value. The redemption value at December 31, 2012 and 2011 was equal to the pro rata share of the aggregate amount then on deposit in the Trust Account, including interest but less franchise and income taxes payable (approximately $10.00 at December 31, 2012 and 2011).

Fair Value of Financial Instruments

Unless otherwise disclosed, the fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC 820, “Fair Value Measurements and Disclosures”, approximates the carrying amounts represented in the balance sheet.

Recent Accounting Pronouncements

Management does not believe that any other recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

Warrant Liability

The Company accounts for the 25,992,500 warrants issued in connection with the its Initial Public Offering (18,992,500) and Private Placement (7,000,000) in accordance with the guidance contained in ASC 815-40-15-7D whereby under that provision they do not meet the criteria for equity treatment and must be recorded as a liability. Accordingly, the Company classifies the warrant instrument as a liability at its fair value and adjusts the instrument to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statement of operations. The fair value of warrants issued by the Company in connection with the Public Offering and private placements of securities has been estimated using the warrants quoted market price.

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

Public Warrant Terms and Conditions:

Exercise Conditions — Each Public Warrant entitled the holder to purchase from the Company one share of common stock at an exercise price of $11.50 per share commencing on the later of: (i) 30 days after the consummation of an initial business combination, or (ii) 12 months from the date of the prospectus for the offering, provided that the Company has an effective registration statement covering the shares of common stock issuable upon exercise of the Public Warrants and such shares are registered or qualified under the securities laws of the state of the exercising holder. The Public Warrants expired five years from the date of the prospectus, unless earlier redeemed. The Public Warrants were redeemable in whole and not in part at a price of $0.01 per warrant upon a minimum of 30 days notice after the warrants became exercisable, only in the event that the last sale price of the common stock exceeds $17.50 per share for any 20 trading days within a 30-trading day period. If the Public Warrants were redeemed by the Company, management would have the option to require all holders that wish to exercise warrants to do so on a cashless basis.

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

Founder Shares — In February 2011, the Sponsor purchased 4,417,683 shares of common stock (the “Founder Shares”) for $25,000, or $0.01 per share. Subsequently, in March 2011, the Sponsor transferred an aggregate of 44,176 Founder Shares to Dennis A. Miller and James M. McNamara and in May 2012, the Sponsor transferred an aggregate of 10,000 Founder Shares to Cole A. Sirucek (together with the Sponsor, the “Initial Stockholders”), in the case of Dennis A. Miller and James M. McNamara each of whom agreed to serve on the Company’s board of directors upon the closing of the Public Offering and in the case of Cole A. Sirucek who agreed to serve on the Company’s board of directors as of May 2012.

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

In addition, a portion of the Founder Shares in an amount equal to 4.0% of the Company’s issued and outstanding shares after the Public Offering (“Earnout Shares”), were be subject to forfeiture by the Sponsor in the event the last sales price of the Company’s stock does not equal or exceed $13.00 per share for any 20 trading days within any 30-trading day period within 24 months following the closing of the Company’s Business Combination.

Rights — The Founder Shares are identical to the shares of common stock included in the units sold in the Public Offering except that (i) the Founder Shares are subject to certain transfer restrictions, as described in more detail below, and (ii) the Initial Stockholders agreed to waive their redemption rights with respect to the Founder Shares and Public Shares they purchase in connection with the initial business combination and also waived their redemption rights with respect to the Founder Shares if the Company failed to consummate an initial business combination by February 18, 2013.

Voting — If the Company decided to seek stockholder approval of its initial business combination, the Initial Stockholders agreed to vote the Founder Shares in accordance with the majority of the votes cast by the Public Stockholders and to vote any Public Shares purchased during or after the Public Offering in favor of the initial business combination.

Liquidation — Although the Initial Stockholders waived their redemption rights with respect to the Founder Shares if the Company failed to consummate an initial business combination by February 18, 2013, they were entitled to redemption rights with respect to any Public Shares they may have owned.

Exercise Conditions — Each Sponsor Warrant was exercisable into one share of common stock at $11.50 per share. The proceeds from the sale of the Sponsor Warrants was added to the proceeds from the Public Offering held in the Trust Account. The Sponsor Warrants were identical to the warrants included in the units sold in the Public Offering except that the Sponsor Warrants (i) are not redeemable by the Company as long as they are held by members of the Sponsor or any of their permitted transferees, (ii) are subject to certain transfer restrictions described in more detail below and (iii) may be exercised for cash or on a cashless basis.

Disposition Restrictions

The Initial Stockholders have agreed not to transfer, assign or sell any of the Founder Shares, except to certain permitted transferees, until one year after the completion of the Business Combination or earlier if the last sales price of the Company’s common stock exceeds $13.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days from the date of consummation of the Business Combination. The holders of the Sponsor Warrants have agreed not to transfer, assign or sell any of the Sponsor Warrants including the common stock issuable upon exercise of the Sponsor Warrants until 30 days after the completion of the Business Combination.

Registration Rights

In connection with the consummation of the Company’s Business Combination, the Company entered into an amended and restated registration rights agreement, dated January 31, 2013 by and among the Company, the Sponsor, Par Investment Partners, L.P. (“PAR”), Putnam Capital Spectrum Fund and Putnam Equity Spectrum Fund (“Putnam”), and the members of the Sponsor signatory thereto (the “A&R Registration Rights Agreement”). The A&R Registration Rights Agreement is described in the Company’s definitive proxy statement filed with the Securities and Exchange Commission (“SEC”) on January 17, 2013, and supplemented on January 28, 2013 (the “Proxy Statement”), in the section entitled “The Business Combination Agreements—Additional Agreements—Registration Rights Agreement” beginning on page 137, which description is incorporated by reference herein. The description of the Registration Rights Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the Registration Rights Agreement, which is included as Exhibit 10.1 to the Current Report on Form 8-K filed on February 6, 2013 and also incorporated by reference herein.

6.	Other Related Party Transactions

Administrative Services

The Company agreed to pay up to $10,000 a month in total for office space and general and administrative services to Roscomare Ltd., an entity owned and controlled by Harry E. Sloan, the Company’s Chairman and Chief Executive Officer as of December 31, 2012 and current director, commencing promptly after the date the Company’s securities were first listed on Nasdaq (May 13, 2011) and terminating upon the earlier of (i) the completion of an initial business combination or (ii) the liquidation of the Company. $43,675 and $55,806 in payments have been made under this agreement as of December 31, 2012 and 2011, respectively.  The Company also agreed to pay $15,000 a month to James A. Graf, the Company’s Chief Financial Officer as of December 31, 2012, commencing promptly after the date the Company’s securities were first listed on Nasdaq (May 13, 2011) and terminating upon the earlier of (i) the completion of an initial business combination or (ii) the liquidation of the Company.  The Company has incurred or accrued approximately $180,000 and $114,000 under this agreement for the period ended December 31, 2012 and 2011, respectively.

Notes Payable

The Company issued an unsecured promissory note (the “2011 Note”) to the Sponsor on February 2, 2011 that provided for the Sponsor to advance to the Company, from time to time, up to $200,000 for expenses related to the Public Offering.  The Note was non-interest bearing and was payable on the earlier of August 1, 2011 or the completion of the Public Offering. The Sponsor advanced $140,000 to the Company under the Note in a series of transactions prior to the Public Offering. The Note was paid in full on May 18, 2011 and no balance remained outstanding subsequent to such date.

The Company issued an unsecured promissory note to the Sponsor on August 21, 2012 (the “August 2012 Note”) that provided for the Sponsor to advance $250,000 to the Company, for expenses related to the then proposed business combination. The August 2012 Note was non-interest bearing and was payable on the earlier of (i) the consummation of an initial business combination or (ii) February 18, 2013. The Note was repaid in full on January 31, 2013.

The Company issued an unsecured convertible promissory note to the Sponsor on November 6, 2012, that provided for the Sponsor to advance to the Company, from time to time, up to $1,000,000 for ongoing expenses (the “Convertible Note”). The Convertible Note was non-interest bearing and was payable on the earlier of (i) the completion of an initial business combination by the Company or (ii) February 18, 2013. At the option of the Sponsor, any amounts outstanding under the convertible note up to $500,000 could be converted into Sponsor Warrants to purchase shares of the Company’s common stock at a conversion price of $0.75 per warrant. Each Sponsor Warrant entitled the Sponsor to purchase one share of the Company’s common stock at an exercise price of $11.50 per share commencing 30 days after the completion of an initial business combination by the Company.

On November 21, 2012, the Sponsor advanced to the Company $500,000 pursuant to the Convertible Note. Upon the consummation of the Business Combination, the Sponsor advanced an additional $77,000 to the Company pursuant to the Convertible Note. Upon the consummation of the Business Combination, the Sponsor converted an aggregate principal amount of $500,000 outstanding under the convertible note into 666,667 Sponsor Warrants. These warrants became exercisable 30 days after the completion of the Business Combination, and will expire at 5:00 p.m., New York time, five years after the consummation of the Business Combination or earlier upon redemption or liquidation.

7.	Trust Account

A total of $189,626,500, which includes $184,376,500 of the net proceeds from the Public Offering and $5,250,000 from the private placement, was placed in the Trust Account.  As of December 31, 2012 and 2011, investment securities in the Company’s Trust Account consisted of $189,645,089 and $189,634,541, respectively in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations.

8.	Fair Value Measurements

The Company has adopted ASC 820, “Fair Value Measurement” for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually. The adoption of ASC 820 did not have an impact on the Company’s financial position or results of operations.

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2012, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and includes situations where there is little, if any, market activity for the asset or liability:

Description	December 31, 2012	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Restricted cash equivalents held in Trust Account	$189,645,089	$189,645,089	$-	$-
Liabilities:
Warrant Liability	$19,234,450	$-	$19,234,450	$-

Description	December 31, 2011 (as restated)	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Restricted cash equivalents held in Trust Account	$189,634,541	$189,634,541	$-	$-
Liabilities:
Warrant Liability	$15,075,650	$-	$15,075,650	$-

The fair value of the derivative warrant liability was determined by the Company using the quoted market prices for the publicly traded warrants. On reporting dates where there are no active trades the Company uses the last reported closing trade price of the warrants to determine the fair value (Level 2).

9.	Income Taxes

Components of the Company’s deferred tax assets at December 31, 2012 are as follows:

Net operating loss carryforwards	$117,000
Amortizable start-up costs	2,630,000
2,747,000
Valuation allowance	(2,747,000)

$—

Components of the Company’s deferred tax assets at December 31, 2011 are as follows:

Net operating loss carryforwards	$45,000
Amortizable start-up costs	267,000
312,000
Valuation allowance	(312,000)

$—

The Company established a valuation allowance of approximately $2,747,000 and $312,000 as of December 31, 2012, and 2011, respectively which fully offsets the deferred tax asset of approximately $2,747,000 and $ 312,000. The deferred tax asset results from applying an effective combined federal and state tax rate of 40% to start-up costs of approximately $6,575,000 and $668,000, respectively and net operating losses of approximately $293,000 and $113,000 respectively. The Company’s net operating losses will expire beginning in 2031. Effective tax rates differ from statutory rates due to timing differences in the deductibility of expenses, the establishment of the valuation allowance and a permanent difference related to the unrealized gains on the change in fair value of the warrants.

10.	Stockholder’s Equity

Common Stock — The authorized common stock of the Company as of December 31, 2012 and 2011, includes up to 400,000,000 shares. Holders of the Company’s common stock are entitled to one vote for each share of common stock. At December 31, 2012 and 2011, there were 23,161,585 shares of common stock outstanding, which includes common stock subject to redemption.

Preferred Shares — The Company is authorized to issue 1,000,000 preferred shares with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. At December 31, 2012 and 2011, there were no shares of preferred stock outstanding.

11.	Subsequent Events

On January 31, 2013, the Company consummated a business combination transaction consisting of (i) a merger pursuant to an Agreement and Plan of Merger and Reorganization dated as of November 8, 2012 (the “Merger Agreement”), by and among the Company, EAGL Merger Sub Corp., a Delaware corporation (“Merger Sub”), and Row 44, Inc., a Delaware corporation (“Row 44”), pursuant to which Merger Sub merged with an into Row 44, with Row 44 surviving, and each share of common stock of Row 44 was exchanged into shares of common stock of the Company and (ii) a stock purchase pursuant to a Stock Purchase Agreement dated as of November 8, 2012 (the “Stock Purchase Agreement”), by and between the Company and PAR Investment Partners, L.P., a Delaware limited partnership (“PAR”), pursuant to which the Company purchased from PAR all of the shares of common stock of AIA owned by PAR in exchange for shares of non-voting common stock of the Company. The transactions consummated by the Merger Agreement and Stock Purchase Agreement are collectively referred to as the “Business Combination”.

The Company also consummated the transactions contemplated by an Amended and Restated Common Stock Purchase Agreement with PAR and a Common Stock Purchase Agreement with Putnam Capital Spectrum Fund and Putnam Equity Spectrum Fund (“Putnam”), each dated November 8, 2012 (collectively, the “Backstop Agreements”).

Gross consideration payable by the Company to Row 44 equity holders under the Merger Agreement was $250,000,000. Gross consideration payable to PAR under the Stock Purchase Agreement was $143,682,330.

Prior to the consummation of the Business Combination, each outstanding unit of the Company was separated into its component common stock and warrant, each of which is now treated as described above.

In connection with the consummation of the Business Combination, the Company redeemed a total of 10,164,081 shares of its common stock pursuant to the terms of the Company’s previous amended and restated certificate of incorporation, resulting in a total payment to redeeming stockholders of $101,286,083.57. Additionally, the Company issued a total of 44,899,018 shares of capital stock in the Business Combination, including 4,750,000 shares of non-voting common stock to PAR and 2,375,000 shares of voting common stock to Putnam, representing the maximum obligations under their respective Backstop Agreements and resulting in the termination of their respective purchase options to acquire additional shares of the Company.

Following the Business Combination, there were 54,842,888 shares of capital stock of the Company issued and outstanding, consisting of (i) 35,724,655 shares of common stock (excluding 3,053,634 shares of common stock held by AIA, a majority-owned subsidiary of the Company) and (ii) 19,118,233 shares of non-voting common stock; and there were warrants exercisable for 28,840,629 shares of Company common stock, consisting of (i) warrants exercisable for 26,659,167 shares of Company common stock issued pursuant to the warrant agreement entered into in connection with the Public Offering and (ii) warrants exercisable for 2,181,462 shares of Company common stock assumed by the Company in connection with Business Combination.

