Form 10-Q
period 2013-03-31
Global Eagle Entertainment Inc.
filed 2013-05-15
CIK 1512077

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2013
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM __________ TO ________
COMMISSION FILE NUMBER 001-35176
GLOBAL EAGLE ENTERTAINMENT INC.
(Exact name of registrant as specified in its charter)

Delaware	27-4757800
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

4353 Park Terrace Drive
Westlake Village, California	91361
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (818) 706-3111
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

(Class)	(Outstanding as of May 10, 2013)
COMMON STOCK, $0.0001 PAR VALUE	35,724,655	SHARES*
NON-VOTING COMMON STOCK, $0.0001 PAR VALUE	19,118,233	SHARES
* Excludes 3,054,634 shares held by Advanced Inflight Alliance AG, a majority-owned subsidiary of the registrant.

GLOBAL EAGLE ENTERTAINMENT INC.

PART I — FINANCIAL INFORMATION
GLOBAL EAGLE ENTERTAINMENT INC.
CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except share amounts and par value)	March 31, 2013	December 31, 2012
ASSETS	(unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$135,251	$2,088
Accounts receivable, net of allowance for doubtful accounts of $7 and $7	41,350	7,797
Income tax receivable	5,686	—
Receivable from related parties	23	—
Content library, net	11,491	—
Inventories	8,460	4,311
Prepaid expenses	6,121	3,107
Deferred tax assets	538	—
Available for sale securities	7,140	—
Other current assets	3,485	237
TOTAL CURRENT ASSETS:	219,545	17,540
OTHER ASSETS:
Property, plant & equipment, net	7,907	4,639
Goodwill	40,301	—
Customer relationships, net	78,416	—
Other intangible assets, net	23,926	—
Content library, net	1,845	—
Other non-current assets	1,193	614
TOTAL OTHER ASSETS:	153,588	5,253
TOTAL ASSETS	$373,133	$22,793
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$59,875	$7,790
Deferred revenue	6,035	4,593
Derivative warrant liabilities	29,181	8,178
Income tax payable	6,630	—
Deferred tax liabilities	524	—
Accrued payroll and employee benefits	5,724	389
Notes payable and accrued interest	7,755	14
Other current liabilities	2,944	—
TOTAL CURRENT LIABILITIES:	118,668	20,964
OTHER LIABILITIES:
Accrued liabilities	4,070	—
Other non-current liabilities	257	—
Notes payable and accrued interest, net of current portion	3,337	38
Deferred tax liabilities	21,856	—
TOTAL LIABILITIES	148,188	21,002

COMMITMENTS AND CONTINGENCIES

REDEEMABLE PREFERRED STOCK:
Series A-1, $0.0001 par value; 0 and 9,794,142 shares authorized, issued and outstanding, at March 31, 2013 and December 31, 2012, respectively	—	9,245
Series A-2, $0.0001 par value; 0 and 19,887,000 shares authorized, issued and outstanding, at March 31, 2013 and December 31, 2012, respectively	—	21,454
Series B-1, $0.0001 par value; 0 and 73,783,872 shares authorized, issued and outstanding, at March 31, 2013 and December 31, 2012, respectively	—	27,488
Series B-2, $0.0001 par value; 0 and 62,326,439 shares authorized, issued and outstanding, at March 31, 2013 and December 31, 2012, respectively	—	19,981
Series C-1, $0.0001 par value; 0 and 105,868,792 shares authorized, 0 and 84,695,034 shares issued and outstanding, at March 31, 2013 and December 31, 2012, respectively	—	24,535
Series C-2, $0.0001 par value; 0 and 107,187,927 shares authorized, 0 and 85,750,341 shares issued and outstanding, at March 31, 2013 and December 31, 2012, respectively	—	19,837
TOTAL REDEEMABLE PREFERRED STOCK	—	122,540

GLOBAL EAGLE ENTERTAINMENT INC.
CONSOLIDATED BALANCE SHEETS (Continued)

STOCKHOLDERS' EQUITY:
Common stock, $0.0001 par value; 375,000,000 shares authorized, 38,778,289 and 23,405,785 shares issued, 35,724,655 and 20,352,151 shares outstanding, at March 31, 2013 and December 31, 2012, respectively	4	2
Non-voting common stock, $0.0001 par value; 25,000,000 shares authorized, 19,118,233 and 0 shares issued and outstanding, at March 31, 2013 and December 31, 2012, respectively	2	—
Treasury stock, 3,053,634 shares at March 31, 2013 and December 31, 2012	—	—
Preferred stock, $0.0001 par value; 1,000,000 shares authorized, 0 shares issued and outstanding at March 31, 2013 and December 31, 2012, respectively	—	—
Additional paid-in capital	363,189	8,238
Subscriptions receivable	(459)	(453)
Accumulated deficit	(155,335)	(128,536)
Accumulated other comprehensive income (loss)	1,024	—
Total Global Eagle Entertainment Inc., Stockholders' Equity	208,425	(120,749)
Non-controlling interest	16,520	—
TOTAL STOCKHOLDERS' EQUITY	224,945	(120,749)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$373,133	$22,793

See accompanying notes to the unaudited consolidated financial statements.

GLOBAL EAGLE ENTERTAINMENT INC.
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	March 31,
(in thousands, except share amounts and per share data)	2013	2012
Revenue:
Licensing revenue	$23,677	$—
Equipment revenue	8,709	17,630
Service revenue	9,846	2,079
Total revenue	42,232	19,709
Cost of goods sold and services:
Cost of goods sold	22,407	14,625
Cost of services	9,763	4,008
Total cost of goods sold and services	32,170	18,633
Gross profit	10,062	1,076
Operating expenses:
Salaries and wages	8,597	1,937
Selling, general and administrative	18,277	2,076
Depreciation and amortization	1,661	239
Research and development, net	1,193	649
Other operating expenses	2,303	—
Total operating expenses	32,031	4,901
Loss from operations	(21,969)	(3,825)
Other income (expense):
Interest income	16	16
Interest expense	(192)	(3,283)
Change in fair value of derivative financial instruments	(4,615)	—
Other income (expense)	(44)	—
Total other income (expense)	(4,835)	(3,267)
Loss before income taxes	(26,804)	(7,092)
Income tax expense	(34)	—
Net loss	(26,838)	(7,092)
Plus: Net loss attributable to non-controlling interest	39	—
Net loss attributable to Global Eagle Entertainment Inc. stockholders	(26,799)	(7,092)
Less: Preferred stock dividends	(818)	(1,376)
Less: Accretion of preferred stock	(124)	—
Net loss attributable to Global Eagle Entertainment Inc. common stockholders	$(27,741)	$(8,468)
Net loss attributable to Global Eagle Entertainment Inc. common stockholders per share:
Basic	$(0.64)	$(0.42)
Diluted	$(0.64)	$(0.42)
Weighted average common shares outstanding:
Basic	43,345,976	20,352,151
Diluted	43,345,976	20,352,151

See accompanying notes to the unaudited consolidated financial statements.

GLOBAL EAGLE ENTERTAINMENT INC.
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Three Months Ended
	March 31,
(in thousands)	2013	2012
Net loss attributable to Global Eagle Entertainment Inc. common stockholders	$(26,799)	$(7,092)
Other comprehensive income (loss), net of tax:
Unrealized foreign currency translation adjustments	(223)	—
Unrealized gain on available for sales securities	1,353	—
Other comprehensive income (loss), net of tax	1,130	—
Less: Comprehensive (income) loss attributable to non-controlling interest	(106)	—
Comprehensive loss attributable to Global Eagle Entertainment Inc. common stockholders	$(25,775)	$(7,092)

GLOBAL EAGLE ENTERTAINMENT INC.
UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (dollars in thousands)

	Common Stock		Common Stock Non-Voting		Treasury Stock		Additional	Subscriptions	Accumulated	Accumulated Other	Total Global Eagle Entertainment Inc.	Non-Controlling	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Paid-in Capital	Receivable	Deficit	Comprehensive Income (Loss)	Stockholders' Equity	Interest	Stockholders' Equity (Deficit)
Balance, December 31, 2012	20,352,151	$2	—	$—	—	$—	$8,238	$(453)	(128,536)	$—	$(120,749)	$—	$(120,749)
Reclassification of MLBAM warrants	—	—	—	—	—	—	2,696	—	—	—	2,696	—	2,696
Change in fair value of common stock warrants	—	—	—	—	—	—	93	—	—	—	93	—	93
Warrants for common stock issued for services and equipment	—	—	—	—	—	—	359	—	—	—	359	—	359
Exercise of warrants and common stock options	—	—	—	—	—	—	28	—	—	—	28	—	28
Preferred stock dividends	—	—	—	—	—	—	(818)	—	—	—	(818)	—	(818)
Accretion of redeemable preferred stock	—	—	—	—	—	—	(124)	—	—	—	(124)	—	(124)
Recapitalization as a result of Row 44 Merger	15,372,504	2	4,750,000	1	—	—	229,025	—	—	—	229,028	—	229,028
Stock purchase of AIA	—	—	14,368,233	1	—	—	144,256	—	—	—	144,257	25,287	169,544
Shares of the Company acquired in stock purchase of AIA	—	—	—	—	3,053,634	—	(30,659)	—	—	—	(30,659)		(30,659)
Conversion of Sponsor promissory note to warrants	—	—	—	—	—	—	(393)	—	—	—	(393)	—	(393)
Waiver modification of sponsor warrants	—	—	—	—	—	—	9,900	—	—	—	9,900	—	9,900
Stock-based compensation	—	—	—	—	—	—	496	—	—	—	496	—	496
Interest income on subscription receivable	—	—	—	—	—	—	—	(6)	—	—	(6)	—	(6)

GLOBAL EAGLE ENTERTAINMENT INC.
UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (continued) (dollars in thousands)

Purchase of subsidiary share from non- controlling interest shareholders	—	—	—	—	—	—	92	—	—	—	92	(8,834)	(8,742)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	(223)	(223)		(223)
Unrealized gain on available for sale securities, net of tax	—	—	—	—	—	—	—	—	—	1,247	1,247	—	1,247
Comprehensive income attributable to non-controlling interest	—	—	—	—	—	—	—	—	—	—	—	106	106
Net loss	—	—	—	—	—	—	—	—	(26,799)	—	(26,799)	(39)	(26,838)
Balance, March 31, 2013	35,724,655	$4	19,118,233	$2	3,053,634	$—	$363,189	$(459)	$(155,335)	$1,024	$208,425	$16,520	$224,945

See accompanying notes to the unaudited consolidated financial statements.

GLOBAL EAGLE ENTERTAINMENT INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
(in thousands)	March 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(26,838)	$(7,092)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,702	239
Non-cash interest on convertible promissory notes	—	2,972
Change in fair value of common stock warrants	93	—
Provision for doubtful accounts	(134)	—
Interest income on subscriptions receivable	(6)	(13)
Loss (gain) disposal of assets	(5)	—
FX effect on intercompany borrowings	1,378	—
Change in fair value of derivative financial instruments	4,456	—
Stock-based compensation	496	459
Warrants for common stock issued for services	309	279
Common stock issued for services	—	550
Deferred income taxes	(1,201)	—
Changes in operating assets and liabilities:
Accounts receivable	(2,827)	(4,687)
Inventory	(1,105)	278
Prepaid expenses and other current assets	(1,960)	(443)
Deposits and other assets	(397)	(343)
Accounts payable and accrued expenses	(13,526)	419
Deferred revenue	(147)	(2,093)
Other long-term liabilities	(385)	—
NET CASH USED IN OPERATING ACTIVITIES	(37,097)	(9,475)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(256)	(76)
Cash received from Row 44 Merger	159,227	—
Cash received from AIA Stock Purchase	22,136	—
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	181,107	(76)

CASH FLOWS FROM FINANCING ACTIVITIES:
Acquisition of non-controlling interest	(9,512)	—
Proceeds from issuance of notes payable	—	10,000
Long-term borrowings, net of costs	(80)	—
Payments on notes payable	—	(3)
Proceeds from the exercise of common stock warrants	5	—
Proceeds from the exercise of common stock options	291	—
Repayment of short-term borrowings	(327)	—
NET CASH USED IN FINANCING ACTIVITIES	(9,623)	9,997
Effects of exchange rate movements on cash and cash equivalents	(1,224)	—
Net increase in cash and cash equivalents	133,163	446
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	2,088	8,810
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$135,251	$9,256

GLOBAL EAGLE ENTERTAINMENT INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

Supplemental disclosures of cash flow information:
Interest paid in cash	$(586)	$1
Income taxes paid in cash	$(1,019)	$2

Supplemental disclosure of non-cash financing and investing activities:
Purchase of AIA through issuance of common stock	$(144,257)	$—
Conversion of sponsor promissory note to warrants	$393	$—
Reclassification of sponsor warrants due to waiver	$9,900	$—
Reclassification of MLBAM warrants	$2,696	$—
Property and equipment purchased with warrants for common stock	$50	$—

See accompanying notes to the unaudited consolidated financial statements.

Global Eagle Entertainment Inc.
Notes to Unaudited Consolidated Financial Statements

Note 1. Business

On February 2, 2011, Global Eagle Acquisition Corp, (“GEAC”) was formed to effect a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. On November 8, 2012, GEAC entered into an Agreement and Plan of Merger and Reorganization (the "Row 44 Merger Agreement") with Row 44 and PAR Investment Partners, L.P. (“PAR”) to acquire all of the outstanding capital stock of Row 44 (the “Row 44 Merger”), and a Stock Purchase Agreement (the "AIA Purchase Agreement") with PAR (the “AIA Stock Purchase”) for the purchase of all of the shares of AIA capital stock held by PAR (collectively with the Row 44 Merger, the "Business Combination"). On January 31, 2013, the stockholders of GEAC approved the Business Combination, and GEAC changed the Company's name from Global Eagle Acquisition Corp. to Global Eagle Entertainment Inc. (the “Company”, “Global Eagle”, “GEE” “we”, “us”, or “our”). Refer to Note 2. "Business Combination" of this Form 10-Q for additional information.

GEE provides commercial airlines and the millions of passengers they serve with a full service offering of in-flight entertainment content, Internet access e-commerce, and information products. Through its Row 44, Inc. ("Row 44") subsidiary, Global Eagle utilizes Ku-band satellite technology to deliver airline passengers Internet access, live television, on-demand content, shopping and travel-related information. Currently installed on more than 475 aircraft, Row 44 has outfitted and supports the largest fleet of in-flight entertainment and connectivity ("IFEC") connected aircraft capable of operating over land and sea. Through its Advanced Inflight Alliance AG ("AIA") subsidiary, Global Eagle selects, manages, and distributes video and music programming, applications, and video games to more than 130 airlines worldwide. Global Eagle is headquartered in Westlake Village, California and maintains offices and support personnel around the world.

Note 2. Business Combination

Basis of Presentation and Accounting Treatment of the Business Combination

After the closing of the Business Combination on January 31, 2013, Row 44 became the accounting acquirer of GEE, and concurrently, GEE acquired 86% of the issued and outstanding shares of AIA held by PAR.

Row 44 is considered the acquirer for accounting purposes, and has accounted for the Row 44 Merger as a recapitalization. The AIA Purchase Agreement is accounted for as an acquisition of a business because the Company obtained effective control of AIA. Row 44 was determined to be the acquirer based on the following facts and circumstances:

•	Row 44 had the greatest enterprise value between Row 44 and AIA based on the consideration paid by GEAC;

•	The officers of the newly combined company consist primarily of former Row 44 executives, including the Chief Executive Officer, Chief Financial Officer, and General Counsel;

•	GEAC paid a premium over the market value of AIA’s shares prior to the public announcement of the AIA Stock Purchase;

•	As of the date of the Business Combination, the Row 44 and combined Company's headquarters are in the same Los Angeles metropolitan area; and

•	The composition of the Board of Directors does not result in the ability of either Row 44 or AIA being able to appoint, elect, or remove a majority of the Board of Directors.

Since the Row 44 Merger is accounted for as a recapitalization, the assets and liabilities of Row 44 and GEAC are carried at historical cost and GEE has not recorded any step-up in basis or any intangible assets or goodwill as a result of the Row 44 Merger. Under the acquisition method, the acquisition-date fair value of the gross consideration transferred to effect the AIA Stock Purchase was allocated to the assets acquired, the liabilities assumed, and non-controlling interest based on their estimated fair values. Transaction costs of $16.4 million were attributable to the Business Combination and were recorded as reductions to the additional paid-in capital. In connection with the closing of the Row 44 Merger, Row 44 paid PAR $11.9 million under a backstop fee agreement. This was recorded as transaction costs reflected in operating results as a selling, general, and administrative expense in the period ended March 31, 2013.

The fair values set forth in the AIA Purchase Agreement are preliminary and provisional and subject to adjustment if additional information is obtained during the measurement period (a period of up to one year from the Closing Date) of this transaction that would change the fair value allocation as of the acquisition date.

The number of shares of voting and non-voting common stock of the Company issued and outstanding immediately following the consummation of the Business Combination is reflected in the unaudited consolidated statement of stockholders' equity found in

Global Eagle Entertainment Inc.
Notes to Unaudited Consolidated Financial Statements

this Form 10-Q. There were no additional shares of common stock of the Company issued in the period following the consummation of the Business Combination and March 31, 2013.

In the consolidated financial statements, the recapitalization of the number of shares of common stock attributable to Row 44 is reflected retroactive to December 31, 2012. Accordingly, the number of shares of common stock that was used to calculate the Company's earnings per share for all periods prior to the Business Combination was 20,352,151.

Accordingly, the number of shares of common stock, net of treasury stock, issued to Row 44 stockholders in the Row 44 Merger was used to calculate the Company's earnings per share for all periods prior to the Business Combination.

Row 44 Merger

Pursuant to the Row 44 Merger Agreement, all shares of capital stock of Row 44 then outstanding were converted into the right to receive shares of common stock of the Company, and all options to purchase common stock of Row 44 then outstanding were net stock settled for shares of common stock of the Company. In exchange for the shares of Row 44, the Company issued at closing 23,405,785 shares of GEAC common stock to the Row 44 equity holders. AIA's ownership of 3,053,634 shares of GEE stock was deemed to be treasury stock.

The cash flows related to the Row 44 Merger in the Business Combination, as reported in the unaudited consolidated statements of cash flows within the investing section, is summarized as follows:

(in thousands)	Amount
Operating cash	$8
Add: cash held in trust	189,255
Less: cash paid for GEAC shares that were redeemed	(101,286)
Add: cash received from backstop participants	71,250
Net cash received from Row 44 Merger	$159,227

Global Eagle Entertainment Inc.
Notes to Unaudited Consolidated Financial Statements

AIA Stock Purchase

The acquisition date fair value of the consideration transferred totaled $144.3 million. The fair value was determined based on the closing market price of the Company's common stock on January 31, 2013. The fair values set forth below are subject to adjustments if additional information is obtained during the measurement period (a period of up to one year from the closing date) of this transaction that would change the fair value allocation as of the acquisition date.

The following table summarizes the provisional allocation of the AIA purchase price to the estimated fair values of the assets acquired and liabilities assumed in the AIA Stock Purchase:

(in thousands)	Amount
Cash and cash equivalents	$22,136
Trade receivables (1)	31,611
Content library	14,298
Inventories	2,035
Prepaid expenses	1,531
Investments	36,766
Intangible assets	105,547
Property and equipment	3,277
Deferred taxes	251
Other assets	10,974
Total identified assets acquired	228,426
Accounts payable	11,729
Accrued liabilities	43,398
Deferred revenue	1,590
Debt	11,633
Tax liabilities	4,654
Deferred tax liabilities, net	24,970
Other liabilities	1,209
Total liabilities assumed	99,183
Net identified assets acquired	129,243
Goodwill	40,301
Net assets acquired	169,544
Less: Non-controlling interests	25,287
Total consideration transferred	$144,257

(1) Gross contractual amounts past due total $8.0 million and $1.6 million estimated to be uncollectible.

As a result of the AIA Stock Purchase, a non-controlling interest was recorded on the Company's consolidated balance sheets. The remaining 14% of AIA shares was owned by others unrelated and independent of Global Eagle. The fair value of the non-controlling interest was determined based upon the fair value of AIA common stock on the closing date. Since January 31, 2013, net loss attributable to the non-controlling interest has been $39,000 and comprehensive loss attributable to the AIA non-controlling interest has been $0.1 million.

The fair value of assets acquired included accounts receivable of $31.6 million consisting of the gross amount due under contracts of $33.2 million, net of $1.6 million estimated to be uncollectible.

The fair value of assets acquired also included intangible assets of $105.5 million, with a weighted average amortization life of 7.2 years. See Note 5. "Intangible Assets" in the Notes to unaudited consolidated financial statements for additional purchase price allocation information related to intangible assets.

Global Eagle Entertainment Inc.
Notes to Unaudited Consolidated Financial Statements

The amount of revenue and net loss of AIA since the acquisition date included in the consolidated statements of operations for the period ended March 31, 2013 is $27.5 million and $(0.6) million, respectively.

The fair value of liabilities acquired included prior business combination and earn-out liabilities of $1.2 million, which will be amortized over a weighted average life of 2.3 years.

The following table presents pro forma results of GEE as if the Business Combination had occurred as of January 1, 2012, (the beginning of the earliest period presented). These pro forma results do not necessarily represent what would have occurred if the Row 44 Merger and AIA Stock Purchase had taken place on January 1, 2012, nor do they represent the results that may occur in the future. The pro forma amounts include the historical operating results of the Company prior to the Business Combination, with adjustments directly attributable to the Business Combination. The pro forma results include (decreases) increases to tax expense assuming Row 44 and AIA were part of the Company in the amount of $(1.8) million and $2.2 million for the three months ended March 31, 2013 and 2012, respectively. The pro forma results also include increases to amortization expense, related to the fair value of the intangible assets acquired, amounting to $5.3 million and $1.5 million for the three months ended March 31, 2013 and 2012, respectively.

	Three Months Ended
	March 31,
(in thousands, except per share data)	2013	2012
Revenues	$55,557	$61,136
Net loss	$(49,924)	$(10,217)
Basic net loss per share	$(1.15)	$(0.50)
Diluted net loss per share	$(1.15)	$(0.50)

Note 3. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles ("US GAAP") to reflect the financial position, results of operations and cash flows of the Company. These financial statements have been prepared on a going concern basis, which assumes the realization of assets and satisfaction of liabilities in the normal course of business.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted. These consolidated financial statements should be read in conjunction with the Company's most recent audited consolidated financial statements and related notes for the fiscal year ended December 31, 2012, which are included in the Company's 8K/A filed with the Securities and Exchange Commission pursuant to the Securities Act of 1933, as amended, on March 18, 2013. In the opinion of management, all adjustments considered necessary have been made for a fair presentation of the results of these interim periods. All adjustments are of a normal, recurring nature, except as otherwise disclosed in this Note under the Correction of an Immaterial Error in the Financial Statements section.

Principles of Consolidation

The unaudited consolidated financial statements included herein are the financial statements of Global Eagle and its owned and majority-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation, including AIA's investment in Row 44. The Company's fiscal year ends on December 31. The operating results for the interim period presented are not necessarily indicative of the results that may be expected for the Company's fiscal year ending December 31, 2013.

Use of Estimates

The preparation of the Company's unaudited consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts and disclosures. Management bases its estimates and judgments on historical experience and on various other assumptions that it believes are reasonable under the

Global Eagle Entertainment Inc.
Notes to Unaudited Consolidated Financial Statements

circumstances. The amount of assets and liabilities reported on the Company's balance sheets and the amounts of income and expenses reported for each of the periods presented are affected by estimates and assumptions, which are used for, but not limited to, revenue recognition, accounts receivable and related reserves, useful lives of property, plant and equipment and intangible assets, fair value of financial instruments, intangible assets and goodwill, valuation of inventory and related reserves, warrants and derivatives, earn-out liabilities, income taxes, contingent liabilities, and determining the fair value of stock-based compensation awards. Accordingly, actual results may differ from these estimates.

Segments of the Company

The Company currently reviews its business from a segmented perspective. The Company believes that total segment operating income is an appropriate measure for evaluating the operating performance of Global Eagle’s business segments because it is the primary measure used by Global Eagle’s chief operating decision makers to evaluate the performance and allocate resources within Global Eagle’s businesses. Total segment operating income provides the chief operating decision makers, investors and equity analysts a measure to analyze operating performance of each of Global Eagle’s business segments and its enterprise value against historical data and competitors’ data, although historical results may not be indicative of future results (as operating performance is highly contingent on many factors, including customer tastes and preferences). Global Eagle’s consolidated business is divided into three reporting segments as follows:

•	Connectivity
Connectivity represents the current Row 44 business, and is the Company's global satellite-based broadband services provider to the worldwide commercial airline industry. Row 44's network enables airlines to connect to orbiting Ku-band satellites and to communicate with existing satellite ground earth stations. Row 44's in-cabin communications link currently provides airline passengers with Internet access, live television, on-demand media, shopping and flight and destination information.

•	Content Service Providing ("CSP")
CSP represents a portion of the current business of AIA, and is providing technical and substantive services related to in-flight entertainment; however, AIA's range of services does not include development, provision or maintenance of the hardware that airlines use on-board for in-flight entertainment purposes.

•	Content
The Company's in-flight entertainment content business, a current segment of AIA's business, creates, purchases, develops and/or utilizes content such as movies and audio.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an initial maturity of 90 days or less to be cash equivalents.

Concentration of Risks

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which at times, may exceed the Federal Depository Insurance Coverage ("FDIC") of $250,000. The Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

The Connectivity segment of the business has a major customer that has historically accounted for a significant portion of revenue and receivables. During the three months ended March 31, 2013 and 2012, the customer represented 65% and 65% of net revenues, respectively. Total connectivity segment accounts receivable from this customer represented 63% and 78% of total accounts receivable at March 31, 2013 and December 31, 2012, respectively.

The CSP segment of the business has two major customers that have historically accounted for a significant portion of revenue and receivables. During the two months ended March 31, 2013, these customers represented 15% and 11% of net revenues, respectively. Total CSP segment accounts receivable from these customers represented 11% and 8% of total accounts receivable at March 31, 2013, respectively.

The Content segment of the business has two major customers that have historically accounted for a significant portion of revenue and receivables. During the two months ended March 31, 2013, these customers represented 15% and 11% of net

Global Eagle Entertainment Inc.
Notes to Unaudited Consolidated Financial Statements

revenues, respectively. Total Content segment accounts receivable from these customers represented 21% and 5% of total accounts receivable at March 31, 2013, respectively.

The Connectivity segment of the business is also significantly dependent on certain key suppliers. The Connectivity segment purchases its satellite bandwidth from a single supplier, which also provides the segment with certain equipment and servers required to deliver the satellite stream, rack space at the supplier's data centers to house the equipment and servers and network operations service support. The Connectivity segment also purchases radomes and rings from a single supplier. Additionally, the segment purchases its satellite antenna system from another single supplier. Any interruption in supply from these significant vendors could have a material impact on the Company’s ability to provide connectivity to its commercial airline customers.

Stock-Based Compensation

The Company accounts for stock-based employee compensation arrangements in accordance with ASC 718, "Compensation - Stock Compensation”, which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors based on the estimated grant date fair value of the award. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company's statement of operations.

The Company estimates fair value of share-based awards using the Black-Scholes model. This model requires the Company to estimate the expected volatility and the expected term of the stock options which are highly complex and subjective variables. The variables take into consideration, among other things, actual and projected employee stock option exercise behavior. The Company uses a predicted volatility of its stock price during the life of the options that is based on the historical performance of the Company's stock price as well as including an estimate using similar companies. Expected term is computed using the simplified method as the Company's best estimate. The Company has selected a risk-free rate based on the implied yield available on U.S. Treasury securities with a maturity equivalent to the expected term of the stock option or warrant.

Derivative Financial Instruments and Hedges

All derivatives are accounted for on a fair value basis. Embedded derivative instruments subject to bifurcation are also accounted for on a fair value basis. The change in fair value of derivatives is recorded through earnings. Cash flows from embedded derivatives subject to bifurcation are reported consistently with the host contracts within the statements of cash flows. Cash flows from other derivatives are reported in cash flows from investing activities within the statements of cash flows.

The Company sometimes uses derivative financial instruments such as interest rate swaps to hedge interest rate risks. These derivatives are recognized at fair value on the transaction date and subsequently remeasured at fair value. Derivatives are measured as financial assets when their fair value is positive and as financial liabilities when their fair value is negative. Gains or losses on changes in the fair value of derivatives are recognized immediately in the statement of operations as a component of other income (expense).

Accounts Receivable, net

The Company extends credit to its customers. An allowance for doubtful accounts is maintained for estimated losses resulting from the inability of the Company's customers to make required payments. Management specifically analyzes the age of customer balances, historical bad debt experience, customer credit-worthiness, and changes in customer payment terms when making estimates of the collectability of the Company’s trade accounts receivable balances. If the Company determines that the financial condition of any of its customers has deteriorated, whether due to customer specific or general economic issues, an increase in the allowance may be made. After all attempts to collect a receivable have failed, the receivable is written off.

Inventory, net

Inventories, which are classified as finished goods, are comprised of individual parts and assemblies and are stated at the lower of cost or market. Cost of inventory is determined using actual cost on a first-in, first-out basis. The Company provides inventory write-downs based on excess and obsolete inventories determined primarily by future demand forecasts. The write-down is measured as the difference between the cost of the inventory and market, based upon assumptions about future demand and charged to the provision for inventory, which is a component of cost of goods sold. At the point of the loss recognition,

Global Eagle Entertainment Inc.
Notes to Unaudited Consolidated Financial Statements

a new, lower cost basis for that inventory is established, and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis.

Property, Plant, & Equipment, net

Property, plant and equipment is measured at cost less accumulated depreciation and/or impairment losses. Straight-line depreciation is based on the underlying assets' useful lives. The estimated useful life of technical and operating equipment is 3 to 10 years. Leasehold improvements are amortized on the straight-line method over the shorter of the remaining lease term or estimated useful life of the asset. Buildings are amortized on the straight-line method over 30 years.

Property, plant and equipment is reviewed for disposal when no economic benefit is expected from the continuing use or sale of the asset. Gains or losses arising from the retirement or disposal of the asset shall be determined as the difference between the net disposal proceeds and the carrying amount of the asset and shall be recognized as a gain or loss in the period in which the asset is disposed of or retired. The residual values, useful lives and depreciation methods applied to assets are reviewed annually and adjusted prospectively as necessary.

Intangible Assets and Goodwill

Intangible assets with finite useful lives are amortized over their useful life and tested for impairment if there are any indicators of impairment. An impairment loss is recognized only if the carrying amount of a long-lived asset with finite useful lives is not recoverable and exceeds its fair value. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Amortization of intangible assets with finite useful lives is recognized in the statements of operations under cost of goods sold.

Goodwill is not amortized, but instead will be tested for impairment annually or more frequently if certain indicators are present. In the event management of the Company determines that the value of goodwill has become impaired, an accounting charge for the amount of impairment during the quarter in which the determination is made is recognized.

Content Library

The content library was acquired in the AIA stock purchase and was recorded at fair value. The useful life of licensed film rights within the content library finite useful lives corresponds to the respective period over which the film rights will be licensed and generate revenues, generally a period of one year or less. Licensed film rights are amortized ratably over their expected revenue streams. Certain film rights in the Company's portfolio may be used in perpetuity under certain conditions. The content library is tested for impairment at least annually. Considering the marketability of the given film right, an impairment loss is recognized as necessary. If the cash flows from the future revenue forecast of a given film right are lower than its carrying amount as of the reporting date, an impairment loss is recognized.

Subsequent to the AIA stock purchase, additions to the content library represent minimum guaranteed amounts or flat fees to acquire film rights from film studios. Amounts owed in excess of the capitalized minimum guarantees are expensed and accrued as a liability when the Company’s revenues from exploiting the film right have fully recouped the minimum guarantee based on the contractual royalty rates.

Revenue Recognition

The Company recognizes revenue when all of the following have occurred:

•	persuasive evidence of an agreement with the customer exists;

•	products are shipped and the customer takes delivery;

•	the selling price is fixed or determinable; and

•	collectability of the selling price is reasonably assured.

Equipment Revenue

Revenue recognition from sales of equipment to airlines, which are hardware equipment sets that the Company purchases from third party vendors and then sells to the commercial airlines, generally occurs at the time of shipment or delivery, depending on shipping terms.

Global Eagle Entertainment Inc.
Notes to Unaudited Consolidated Financial Statements

Service Revenue

Service revenue is recognized after it has been rendered and the customer can use the service, which can be in the form of (i) enplanement for boarded passengers or (ii) usage by passengers, depending upon the specific contract.

Licensing Revenue

In the CSP segment, revenue is recognized for service arrangements associated with licenses after the service has been rendered and the customer can use the service in the form of an "in-flight entertainment package." This is the case at the beginning of what is known as the "on-board cycle," i.e., at the inception of the license or from the time when the customer can use the services provided in the aircraft.

In the content segment, revenue from the use and/or sublicensing of the film rights for in-flight entertainment is realized at the time the customer's license period begins. Any additional services rendered, such as technical services or the provision of materials, are billed as ancillary costs, and recognized as services are provided.

Revenue Share

A portion of service revenues earned from airline passengers is shared with some airline customers. The terms of the revenue share agreements vary with each airline, however, are typically based upon the net revenue of services and are expensed to cost of services in the period the service is provided.

Deferred Revenue

Deferred revenue primarily consists of prepayments received from customers for which the Company's revenue recognition criteria have not been met. The deferred revenue will be recognized as revenue once the criteria for revenue recognition have been met.

Multiple-Element Arrangements

Revenue derived from a single sales contract that contains multiple products and services is allocated based on the relative selling price of each delivered item and recognized in accordance with the applicable revenue recognition criteria for the specific unit of accounting.

Research and Development

The Company’s research and development expenditures are focused on developing new products and services, and obtaining Supplemental Type Certificates (“STCs”) as required by the Federal Aviation Administration for each model/type of aircraft prior to providing Connectivity services. Research and development costs are expensed as incurred.

Earnings (Loss) Per Share

Basic earnings (loss) per share is computed using the weighted-average number of common shares outstanding during the period. Diluted earnings (loss) per share are computed using the weighted-average number of common shares and the dilutive effect of contingent shares outstanding during the period. Potentially dilutive contingent shares, which primarily consist of stock options issued to employees and warrants issued to third parties have been excluded from the diluted loss per share calculation because their effect is anti-dilutive.

Foreign Currency

The financial position and results of operations of the Company's foreign subsidiaries are generally determined using local currency as the functional currency. Assets and liabilities of these subsidiaries are translated at the exchange rate in effect at each period end. Income statement accounts are translated at the average rate of exchange prevailing during the period. Adjustments arising from the use of differing exchange rates from period to period are included in the statements of comprehensive loss.

Global Eagle Entertainment Inc.
Notes to Unaudited Consolidated Financial Statements

Income Taxes

Deferred income tax assets and liabilities are recognized for temporary differences between the financial statement carrying amounts of assets and liabilities and the amounts that are reported in the income tax returns. Deferred taxes are evaluated for realization on a jurisdictional basis. The Company records valuation allowances to reduce deferred tax assets to the amount that is more likely than not to be realized. In making this assessment, management analyzes future taxable income, reversing temporary differences and ongoing tax planning strategies. Should a change in circumstances lead to a change in judgment about the realizability of deferred tax assets in future years, the Company will adjust related valuation allowances in the period that the change in circumstances occurs, along with a corresponding increase or charge to income. Due to the uncertainty over our ability to realize future taxable income in certain jurisdictions, the Company has recorded a valuation allowance of $42.2 million and $0.6 million against our domestic and foreign deferred tax assets as of March 31, 2013, respectively
The Company recognizes interest and penalties related to unrecognized tax benefits in interest expense. No interest expense or penalties have been recognized as of and for the three months ended March 31, 2013 and 2012. The Company is subject to income taxes in the U.S. and numerous state and foreign jurisdictions in which it operates.
Correction of an Immaterial Error in the Financial Statements

From the time of issuance, March 2012, through the period ended December 31, 2012, the Company accounted for 20 million common stock warrants issued by Row 44 to a certain supplier (“supplier warrants”) as a derivative liability. At the time of issuance, the Company recorded the fair value of these supplier warrants as a derivative liability in the amount of $279,000. Since that time the Company has marked-to-market these supplier warrants with changes being recorded to change in fair value of financial derivative liabilities in its statements of operations. The total liability associated with these supplier warrants at December 31, 2012 was $2.7 million.

During the first fiscal quarter of 2013, the Company concluded that these supplier warrants should not have been classified as derivative liabilities as certain features that called for liability classification had expired. As such the Company elected to reclassify the amount related to this warrant liability in the amount of $2.7 million to additional paid-in capital during the fiscal quarter ended March 31, 2013.
The Company evaluated the effect of making such a reclassification as of the date the supplier warrants became exercisable on its financial condition as of March 31, 2013 and December 31, 2012, and the effect of recognizing the change in the value of the Warrant in its operating results as of each quarterly and annual reporting period for the year ended December 31, 2012.  As a result, the Company concluded that the effects of the reclassification upon each quarterly and annual reporting period, was not material.  Consequently, the Company recognized the cumulative effects of these adjustments in the Company's first quarter of 2013 as an immaterial correction of an error, which is reflected in the accompanying consolidated financial statements for the quarter ended March 31, 2013.
The following table presents the effect this correction would have had on the Company's prior period reported financial statements. Additionally, financial information included in the notes to the financial statements or elsewhere in this Form 10-Q that is impacted by the adjustment have been revised, as applicable. The Company considers these adjustments to be immaterial to prior periods individually and in the aggregate.

	December 31, 2012
(in thousands)	As reported	Adjustment	As adjusted
Derivative warrant liabilities	$8,178	$(2,696)	$5,482
Additional paid-in capital	$8,238	$2,696	$10,934

Recent Accounting Pronouncements

Effective January 1, 2013, the Company adopted recently issued accounting guidance which updates the presentation of reclassifications from comprehensive income to net income in consolidated financial statements. Under this new guidance, an entity is required to provide information about the amounts reclassified out of accumulated other comprehensive income ("AOCI") either by the respective line items of net income or by cross-reference to other required disclosures. The new guidance does not change the requirements for reporting net income or other comprehensive income in financial statements.

Global Eagle Entertainment Inc.
Notes to Unaudited Consolidated Financial Statements

As the new guidance relates to presentation only, the adoption did not have a material effect on the Company's results of operations, financial position, or cash flows.

In February 2013, the FASB issued guidance ASU 2013-04, “Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date”, on the recognition, measurement and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation is fixed at the reporting date. Under this guidance the Company is required to measure its obligations under such arrangements as the sum of the amount it agreed to pay in the arrangement among its co-obligors and any additional amount the Company expects to pay on behalf of its co-obligors. The Company is also required to disclose the nature and amount of the obligation. The Company is currently evaluating the impact of this guidance on its consolidated financial statements, which is effective for reporting periods beginning after December 15, 2013.

Global Eagle Entertainment Inc.
Notes to Unaudited Consolidated Financial Statements

Note 4. Property, Plant, and Equipment, net

At March 31, 2013 and December 31, 2012, property, plant, and equipment, net consisted of the following:

(in thousands)	March 31, 2013	December 31, 2012
Leasehold improvements	$493	$370
Furniture and fixtures	933	526
Equipment	6,876	5,942
Computer equipment	2,226	981
Computer software	901	155
Automobiles	153	37
Buildings	210	—
Albatross (aircraft)	385	385
Other	7	—
Total property, plant, and equipment	12,184	8,396
Accumulated depreciation	(4,277)	(3,757)
Property, plant, and equipment, net	$7,907	$4,639

Depreciation expense for property, plant, and equipment amounted to $0.5 million and $0.2 million during the three months ended March 31, 2013 and 2012, respectively.

Note 5. Intangible Assets, net

As a result of the Business Combination, the Company acquired definite-lived intangible assets that are primarily amortized on a straight-line basis. The Company's definite-lived intangible assets have assigned useful lives ranging from 1.5 to 8.5 years. The Company had no material indefinite-lived intangible assets at December 31, 2012.

Intangible assets, net at March 31, 2013, consisted of the following:

		March 31, 2013
(in thousands)	Weighted Average Useful Lives	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Intangible assets:
Definite life:
Existing technology - software	8 years	$2,537	$(53)	$2,484
Existing technology - games	6 years	12,150	(338)	11,812
IPR&D	8 years	7,210	—	7,210
Customer relationships	8.5 years	79,871	(1,455)	78,416
Other	2 years	2,659	(239)	2,420
Content library	1.5 years	15,418	(2,082)	13,336
Total intangible assets		$119,845	$(4,167)	$115,678

Global Eagle Entertainment Inc.
Notes to Unaudited Consolidated Financial Statements

Concurrent with the Business Combination, The Company acquired approximately 86% of the issued and outstanding shares of AIA, all of which were owned by PAR. The purchase price was allocated to the intangible assets as follows:

(in thousands)	Purchase Price Allocation
Existing technology - software	$2,537
Existing technology - games	12,150
IPR&D	7,210
Customer relationships	79,871
Other	2,659
Content library	15,418
Total	$119,845
As of March 31, 2013, there were no legal, regulatory or contractual limitations associated with these intangible assets.

The Company expects to record amortization of the intangible assets over the next five fiscal years and thereafter as follows:

Year ending December 31, (in thousands)	Amount
2013 (9 months ended)	$10,528
2014	13,835
2015	13,323
2016	12,973
2017	12,972
Thereafter	52,047
Total	$115,678
The Company recorded amortization expense of $4.2 million and $0 in the three months ended March 31, 2013 and 2012, respectively.

Note 6. Available For Sale (“AFS”) Securities

A summary of investments held by the Company at March 31, 2013 is as follows:

	March 31, 2013
(in thousands)	Fair Value at Business Combination	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale:
Common stock (1)	$5,771	$1,369	$—	$7,140
Total AFS securities	$5,771	$1,369	$—	$7,140

(1)	Common stock represents a minority investment in GuestLogix, Inc.

There were no investments held by the Company as of December 31, 2012.

At March 31, 2013, the Company held $7.1 million of common stock at an unrealized gain of $1.4 million. Unrealized gains or losses relating to AFS securities are accounted for by adjusting the carrying amount of the securities. An offsetting entry after the adjustment for taxes at the Company's corporate effective tax rate, when applicable, is recognized in accumulated other comprehensive income (loss).

Global Eagle Entertainment Inc.
Notes to Unaudited Consolidated Financial Statements

Note 7. Fair Value Measurements
The accounting guidance for fair value establishes a framework for measuring fair value and establishes a three-level valuation hierarchy for disclosure of fair value measurement. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. The three levels are defined as follows:
Level 1: Observable quoted prices in active markets for identical assets and liabilities.
Level 2: Observable quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market.
Level 3: Model-based techniques that use at least one significant assumption not observable in the market. These unobservable assumptions reflect estimates of assumptions that market participants would use in pricing the asset or liability. Valuation techniques include use of option pricing models, discounted cash flow models, and similar techniques.
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The assets and liabilities which are fair valued on a recurring basis are described below and contained in the following tables. In addition, the Company may be required to record other assets and liabilities at fair value on a nonrecurring basis. These nonrecurring fair value adjustments involve the lower of carrying value or fair value accounting and write downs resulting from impairment of assets.

The following tables summarize the Company's financial assets and liabilities measured at fair value on a recurring and non-recurring basis as of March 31, 2013, and December 31, 2012, respectively:

(in thousands)	March 31, 2013	Quotes Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
AFS securities	$7,140	$7,140	$—	$—
Total financial assets	$7,140	$7,140	$—	$—

Earn-out liability	$1,265	$—	$—	$1,265
Interest rate swaps	149	—	149	—
Global Eagle warrants (1)	26,090	26,090	—	—
Series C preferred warrants	3,091	—	—	3,091
Total financial liabilities	$30,595	$26,090	$149	$4,356

(1) Includes 18,992,500 public warrants and 333,333 sponsor warrants.

(in thousands)	December 31, 2012	Quotes Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Total financial assets	$—	$—	$—	$—

Series C warrants	$5,482	$—	$—	$5,482
Common stock warrants	2,696	—	—	2,696
Total financial liabilities	$8,178	$—	$—	$8,178

There were no assets or liabilities transferred in or out of level 3 during the periods presented.

The valuation methodology used to estimate the fair value of the financial instruments in the table above is summarized as follows:

Common Stock

The common stock is recorded at fair value on a recurring basis. The fair value of the common stock is reported as level 1 because the share price is obtained directly from a public exchange. Therefore, it is an observable quoted price in an active market.

Global Eagle Entertainment Inc.
Notes to Unaudited Consolidated Financial Statements

Earn-Out Liabilities

The fair value of the earn-out liabilities were estimated by using the income approach. Based on the respective purchase agreements, management estimated best case, base case, and worst case scenarios and discounted them to a present value. The sum of the discounted weighted average probabilities was used to arrive at the fair value of the earn-out liability.

Interest Rate Swaps

AIA uses futures to hedge a portion of its risk of increases in variable interest rates related to its bank loan from UniCredit Bank AG. These interest rate swaps are marked to market at the end of each reporting period. Interest rate swaps of $0.1 million were recognized in derivative liabilities as of the reporting date. The Company classifies the fair value of interest rate swaps within the level 2 hierarchy. Gains (losses) from these interest rate swaps for the three months ended March 31, 2013, and 2012, were $4,000 and $0, respectively.

Derivative Warrants

The fair value of Global Eagle's warrants, recorded as derivative warrant liabilities, is determined by the Company using the quoted market prices for the Company's over the counter publicly traded warrants. On reporting dates where there are no active trades, the Company uses the last reported closing trade price of the warrants to determine the fair value. Income (expense) from these warrants for the three months ended March 31, 2013, and 2012, were $(4.2) million and $0, respectively.

The fair values of warrants for Row 44's Series C Preferred Stock that were assumed by GEE under the Row 44 Merger Agreement are determined using the Black-Scholes model, which utilizes level 3 unobservable inputs. Significant inputs used in valuing the derivatives included (i) the Company's current stock price, (ii) the Company's expected stock-price volatility, and (iii) the expected term of the instrument. Significant increases (decreases) in any of these inputs could result in a significantly lower (higher) fair value measurement. Generally, a change in the assumption used for the expected term is accompanied by a change in the assumption used for the risk-free rate and the expected stock volatility. The change in value of derivative liabilities is presented as a part of other income (expenses) in the accompanying statements of operations. Income (expense) from the Series C warrants for the three months ended March 31, 2013, and 2012, were $(0.3) million and $0, respectively. Income (expense) from the Common Stock warrants for the three months ended March 31, 2013, and 2012, were $(0.1) million and $(0.3) million, respectively. Please refer to the Note 10. "Convertible, Redeemable Preferred Stock, Stock Options, Common Stock, and Warrants" section of these footnotes found in this Form 10-Q for the level 3 assumptions used in the level 3 Black-Scholes model calculations on the warrants.

The following table shows both the carrying amounts and the fair values of financial assets and liabilities not carried at fair value in the consolidated financial statements at March 31, 2013 and December 31, 2012, respectively:

	March 31, 2013		December 31, 2012
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Assets:
Other Assets	$—	$—	$—	$—
Financial Liabilities:
Notes Payable	$11,092	$10,200	$—	$—

Notes Payable

The Company classifies the notes payable within the level 2 hierarchy because it uses discount rates on the public market for similar credit-rated companies for its valuation. The fair value presented above is calculated based on the present value of expected principle and interest cash flows.

The following tables present the fair value roll-forward reconciliation of level 3 assets and liabilities measured at fair value on a recurring and non-recurring basis for the three months ended March 31, 2013, and 2012, respectively:

Global Eagle Entertainment Inc.
Notes to Unaudited Consolidated Financial Statements

(in thousands)	Series C Warrants	Common Stock Warrants	Earn-Out Liability	Total
Balance, January 1, 2013	$5,482	$2,696	$—	$8,178
Reclassification to equity	—	(2,696)	—	(2,696)
Change in value	344	—	—	344
Elimination of Row 44 Series C-1 Preferred Warrants held by AIA	(2,735)	—	—	(2,735)
Level III Liability acquired in AIA Stock Purchase	—	—	1,265	1,265
Balance, March 31, 2013	$3,091	$—	$1,265	$4,356

(in thousands)	Series C Warrants	Common Stock Warrants	Earn-Out Liability	Total
Balance, January 1, 2012	$—	$—	$—	$—
Issuance of warrants	—	279	—	279
Change in value	—	—	—	—
Balance, March 31, 2012	$—	$279	$—	$279

Global Eagle Entertainment Inc.
Notes to Unaudited Consolidated Financial Statements

Note 8. Commitments and Contingencies

Operating lease commitments

Operating lease commitments include payments on outstanding, noncancelable, operating lease obligations. The Company leases its operating facilities under noncancelable operating leases that expire through 2017. The Company also leases certain facilities and vehicles under month-to-month arrangements. Total rent expense for the three months ended March 31, 2013 and 2012 was $0.5 million and $0.1 million, respectively. The Company is responsible for certain operating expenses in connection with these leases.

Satellite Costs Commitments

In the first quarter of 2013 the Company signed an amendment to the Master Sales Agreement ("MSA") with its satellite service provider to provide for satellite capacity in Russia in support of its newly signed Russian airline customers. The amendment increases satellite cost commitments by $0.8 million for the remainder of 2013 and by $2.1 million for each of the years 2014 through 2016. The Company expenses these satellite fees in the month the service is provided as a charge to cost of services.

Legal Matters

From time to time, the Company is involved in certain claims and proceedings arising in the normal course of business. While the resolution of these matters cannot be predicted with certainty, the Company does not believe, based on current knowledge, that the outcome of the currently pending claims or legal proceedings in which the Company is currently involved will have a material adverse effect on the Company's financial statements.

Business Combination

As a result of the AIA Stock Purchase, the Company assumed certain commitments. AIA’s long-term commitments include contracts for office space leases and operating equipment leases of $5.6 million, movie license fees of $23.1 million and certain guaranteed minimum payments owed to movie content providers of $7.5 million. Additionally there are two earn-out commitments, which are part of the purchase price of prior AIA acquisitions of $1.2 million.
The operating lease contracts usually have a contract period from 1 to 5 years. The movie license contracts have a contract period of 3 years. Minimum payments for already signed contracts are mainly to be paid within 12 months. The earn-out payment will be due in the years 2014 through 2016.

Note 9. Related Party Transactions

PAR Backstop Fee

In connection with the closing of the Row 44 Merger, Row 44 paid PAR $11.9 million under a backstop fee agreement. This was recorded as transaction costs reflected in operating results as a selling, general, and administrative expense in the period ended March 31, 2013.

Administrative Services

AIA's subsidiary, Entertainment in Motion (“EIM”), rented office space belonging to a company in which the AIA's managing directors have a stake. There were no unpaid lease liabilities as of March 31, 2013 and December 31, 2012. The Company recognized rent expense of $60,000 and $0 for the period ended March 31, 2013 and 2012, respectively. EIM also made a loan to the managing director. As of March 31, 2013, the outstanding balance was $22,500.

In the reporting period, AIA's subsidiary, Fairdeal Multimedia, rented office space belonging to the AIA's managing director, for which it paid rent equivalent to $11,100 per month. As of March 31, 2013, there were no unpaid rent liabilities.

Global Eagle Entertainment Inc.
Notes to Unaudited Consolidated Financial Statements

Note 10. Convertible, Redeemable Preferred Stock, Stock Options, Common Stock and Warrants

Convertible, Redeemable Preferred Stock

The following is a summary of activity of Row 44's convertible, redeemable preferred stock for the three months ended March 31, 2013:

(in thousands)
Row 44 Preferred Stock	Series A-1	Series A-2	Series B-1	Series B-2	Series C-1	Series C-2	Total
Balance - January 1, 2013	$9,245	$21,454	$27,488	$19,981	$24,535	$19,837	$122,540
Cumulative dividends	60	139	179	129	170	141	818
Accretion of preferred stock	—	—	—	—	57	67	124
Conversion to common stock	(9,305)	(21,593)	(27,667)	(20,110)	(24,762)	(20,045)	(123,482)
Balance - March 31, 2013	$—	$—	$—	$—	$—	$—	$—

Stock Options

In connection with the signing of the Row 44 Merger Agreement, Row 44's Board of Directors elected to accelerate the vesting of all outstanding stock options of Row 44 effective November 2012. Accordingly, the Company recorded all remaining unamortized grant date fair value as compensation expense in 2012 and terminated the Row 44 stock option plan as of January 31, 2013. Of the 43,686,492 Row 44 stock options outstanding under the plan, 40,644,825 were exchanged for shares of Global Eagle stock, 2,816,667 options were forfeited and 225,000 options were exchanged for cash of $22,000.

After the signing of the Row 44 Merger Agreement, the Company granted 2,175,000 Global Eagle stock options to key executives, 1,025,000 stock options to key employees and 150,000 stock options to the board members which had a weighted-average grant date fair value of $4.34 per stock option. Fair values of the stock options were determined using the Black-Scholes model and the following level 3 assumptions:

Stock Value (low value of range) (per share)	$9.94
Stock Value (high value of range) (per share)	$10.04
Weighted-Average Expected Term	4.87 years
Risk-Free Rate	0.77%
Expected Stock Volatility	50.00%
Dividend Yield	—%

Global Eagle Entertainment Inc.
Notes to Unaudited Consolidated Financial Statements

Stock option activity for three months ended March 31, 2013 is as follows:

Row 44 2011 Equity Incentive Plan	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Outstanding - January 1, 2013	43,686,492	$0.11	7.95 years	$9,187
Granted	—	—	—	—
Exercised-cashless (Global Eagle)	(40,644,825)	0.11	—	—
Exercised-cash	(225,000)	0.10	—	—
Forfeited	(2,816,667)	0.10	—	—
Outstanding - January 31, 2013	—	$—	—	$—

Global Eagle Stock Option Plan	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Outstanding - January 31, 2013	—	$—	—	$—
Granted	3,350,000	9.94	4.88 years	10,250
Exercised	—	—	—	—
Forfeited	—	—	—	—
Outstanding - March 31, 2013	3,350,000	9.94	4.88 years	10,250
Exercisable at March 31, 2013	6,252	10.00	4.89 years	—
Expected to vest at March 31, 2013	3,343,748	$9.94	4.88 years	$10,250

The following is a summary of the Company's stock options outstanding at March 31, 2013:

Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Number Exercisable	Weighted Average Remaining Contractual Life
$10.00	2,325,000	4.84 years	6,252	4.89 years
$9.79	1,025,000	4.93 years	—	n/a

The fair value of stock options vested and related stock-based compensation recognized, during the three months ended March 31, 2013, and 2012, amounted to $0.5 million and $0.5 million, respectively, and was included in salaries and wages and research and development expenses as follows:

	Three Months Ended March 31,
(in thousands)	2013	2012
Salaries and wages	$496	$443
Research and development	—	16
Total	$496	$459

Warrants

Row 44 warrants for common stock convertible into GEE common stock were accounted for as equity instruments at March 31, 2013.

The following is a summary of Row 44 warrants for common stock convertible into GEE common stock for the three months ended March 31, 2013:

Global Eagle Entertainment Inc.
Notes to Unaudited Consolidated Financial Statements

Row 44 Warrants for Common Stock - Upon Exercise Convertible to Global Eagle Common Stock	Number of Warrants	Weighted Average Exercise price	Weighted Average Remaining Contractual Term
Outstanding - January 1, 2013	84,612,107	$0.0801	4.92 years
Granted	2,414,524	—
Exercised	(65,964,131)	0.0001
Forfeited	—	—
Outstanding - January 31, 2013	21,062,500	0.3214	4.03 years
Granted	—	—
Exercised	—	—
Forfeited	—	—
Outstanding - March 31, 2013	21,062,500	0.3214	3.87 years
Exercisable at March 31, 2013	21,062,500	0.3214	3.87 years

The amount of Row 44 warrants for Series C preferred stock convertible into GEE common stock changed from 42,611,344 to 21,437,586 because the warrants owned by AIA were eliminated in consolidation associated with the Business Combination.

The following is a summary of all Row 44 warrants (exercise price per warrant and number of warrants presented using the conversion ratio to Global Eagle common stock used in the Row 44 Merger) outstanding at March 31, 2013:

Exercise Price per Warrant (as converted)		Number of Warrants (as converted)	Class of Shares	Weighted Average Remaining Life
	$4.41	4,282	Common	3.94 years
	8.82	685,199	Common	3.97 years
	23.53	32,119	Common	1.74 years
Total outstanding		721,600
	$8.74	734,451	Series C-2	4.18 years
Total outstanding		734,451

The following is a summary of Global Eagle warrants for the three months ended March 31, 2013:

Global Eagle Warrants	Number of Warrants	Weighted Average Exercise price	Weighted Average Remaining Contractual Term
Outstanding - January 31, 2013	25,992,500	$11.50	5.00 years
Granted	666,667	11.50
Exercised	—	—
Forfeited	—	—
Outstanding - March 31, 2013	26,659,167	11.50	4.92 years
Exercisable at March 31, 2013	26,659,167	11.50	4.92 years

Global Eagle Entertainment Inc.
Notes to Unaudited Consolidated Financial Statements

The following is a summary of all Global Eagle warrants outstanding at March 31, 2013:

Exercise Price per Warrant		Number of Warrants	Class of Shares	Weighted Average Remaining Life
	$11.50	18,992,500	Public Warrants	4.92 years
Total outstanding		18,992,500
	11.50	666,667	Sponsor Warrants	4.83 years
	$11.50	7,000,000	Sponsor Warrants	4.92 years
Total outstanding		7,666,667

The Company accounted for its 18,992,500 public warrants and 333,333 of the sponsor warrants as derivative liabilities at March 31, 2013. These liabilities are subject to remeasurement at each balance sheet date until exercised, with any changes in fair value is recognized in the consolidated statements of operations. The fair value of warrants issued by the Company has been estimated using the warrants' quoted market price.

On March 29, 2013, Global Eagle Acquisition, LLC ("Sponsor") executed a waiver relating to 7,333,334 of the sponsor warrants. The waiver relates to a specific provision of the warrant agreement that provides for a reduction of exercise price of the warrants. This provision originally triggered liability accounting as discussed above and the warrants were recorded as derivative liabilities. The Company valued the warrants as of the waiver date and recorded the change in fair value of the warrants in earnings and reclassified the portion of the warrant liability of $9.9 million represented by these sponsor warrants to equity. As a result of the waiver, these sponsor warrants became equity warrants as of March 29, 2013, leaving the 18,992,500 public warrants and 333,333 of the sponsor warrants accounted for as derivative liabilities.

Note 11. Income Taxes

The Company is subject to income taxes in the U.S. and numerous state and foreign jurisdictions in which it operates. The Company computes its annual tax rate based on the statutory tax rates and tax planning opportunities available to it in the various jurisdictions in which it earns income. Tax laws are complex and subject to different interpretations by the taxpayer and respective governmental taxing authorities. Significant judgment is required in determining the Company's tax expense and in evaluating its tax positions including evaluating uncertainties.
The Company records valuation allowances to reduce deferred tax assets to the amount that is more likely than not to be realized. In making this assessment, management analyzes future taxable income, reversing temporary differences and ongoing tax planning strategies. Should a change in circumstances lead to a change in judgment about the realizability of deferred tax assets in future years, the Company will adjust related valuation allowances in the period that the change in circumstances occurs, along with a corresponding increase or charge to income.

Income tax expense for the three months ended March 31, 2013 and 2012 was $34,000 and $0, respectively.
As of March 31, 2013, the Company has recorded a valuation allowance of $42.2 million and $0.6 million against its domestic and foreign deferred tax assets, respectively, due to the uncertainties over its ability to realize future taxable income in those jurisdictions. As of December 31, 2012, the valuation allowance on domestic and foreign deferred tax assets were $39.6 million and $0, respectively.
In connection with the acquisition of AIA, the Company recorded net deferred tax liabilities of $25.0 million.
As of March 31, 2013 and December 31, 2012, the Company had federal net operating loss carry-forwards ("NOLs") of $87.0 million and $81.0 million, respectively, and state net operating loss carry-forwards of $84.2 million and $78.1 million, respectively, which losses will begin to expire during the fiscal years ending in December 31, 2028 and 2018, respectively. These NOLs may be used to offset future taxable income, to the extent the Company generates any taxable income, and thereby reduce or eliminate future federal income taxes otherwise payable. Section 382 of the Internal Revenue Code imposes limitations on a corporation's ability to utilize NOLs if it experiences an ownership change as defined in Section 382. In general terms, an ownership change may result from transactions increasing the ownership of certain stockholders in the stock of a corporation by more than 50% over a three year period. In the event that an ownership change has occurred, or were to occur, utilization of the Company's NOLs would be subject to an annual limitation under Section 382 as determined by multiplying the value of the Company's stock at the

Global Eagle Entertainment Inc.
Notes to Unaudited Consolidated Financial Statements

time of the ownership change by the applicable long-term tax-exempt rate as defined in the Internal Revenue Code. Any unused annual limitation may be carried over to later years. The Company could experience an ownership change under Section 382 as a result of events in the past in combination with events in the future. If so, the use of the Company's NOLs, or a portion thereof, against future taxable income may be subject to an annual limitation under Section 382, which may result in expiration of a portion of the NOLs before utilization. Therefore, the Company could be liable for income taxes sooner than otherwise would be true if the Company were not subject to Section 382 limitations. The Company is performing a study to determine the extent of the limitation, if any. Any carry-forwards that expire prior to utilization as a result of such limitations will be removed, if applicable, from deferred tax assets with a corresponding reduction of the valuation allowance.
As of March 31, 2013, the Company intends to reinvest the foreign earnings of its subsidiaries on an indefinite basis. As a result, deferred taxes have not been established for unremitted earnings of foreign subsidiaries.
Note 12. Notes Payable

Bank loan

The Company's controlled subsidiary AIA has an unsecured four-year loan of $15.9 million from UniCredit Bank AG, Munich, Germany. The loan is subject to initial repayment of $0.7 million and thereafter regular half-yearly repayments of $2.2 million, no prepayment penalties and variable interest based on the six-month Euribor plus 2.35%. In order to avoid any exposure to the risk from rising interest rates associated with variable interest obligations, a portion of the variable interest payments was converted into fixed interest obligations by means of interest rate swaps over the term of the loan.

Under the terms of the loan agreement, mandatory special loan payments are agreed under certain conditions. The provision regarding mandatory special loan payments will probably result in a mandatory special loan payment of $1.4 million, payable as of June 30, 2013. As a result, the repayment period and thus the loan will now end six months earlier than originally envisioned. These special loan payments result in a reclassification of the amount of the special loan payments to the current portion of the loan.

As of March 31, 2013, the non-current portion of the loan amounts to $3.3 million (inclusive of the special loan payment of $1.4 million noted above) and the current portion amounts to $7.8 million.

Subordinated bank loan

The Company's controlled subsidiary, AIA holds a note payable of $2.6 million from taking up mezzanine capital through a financing program of Capital Efficiency Group AG, Zug, Switzerland. This financing program matures in March 2014. The interest rate is 8.8% per year. A payment of 1% must be made each year and interest of 7.8% on the principal must be paid every quarter. The liability's carrying amount as of March 31, 2013 was $2.6 million.

Annuity loan

The Company's controlled subsidiary, AIA is a party to a loan agreement for $1.1 million with HVB Investitionsbank GmbH, Munich, to finance investments in hardware for the technical services of The Lab.Aero, a subsidiary of Inflight Productions Inc. Of the total remaining balance, $0.2 million is current as of March 31, 2013, and $0 million is non-current.

Long-term debt consists of the following at March 31, 2013 and December 31, 2012:

(in thousands)	March 31, 2013	December 31, 2012
Bank loans	$3,303	$38
Other loans	34	—
Long-term debt	$3,337	$38

Global Eagle Entertainment Inc.
Notes to Unaudited Consolidated Financial Statements

The following is a schedule, by year, of future minimum principal payments required under notes payable as of March 31, 2013:

Years Ending March 31,	(in thousands)
2013 (9 months ended)	$5,200
2014	5,892
2015	—
2016	—
2017	—
Thereafter	—
Total	$11,092

Note 13. Segment Information

The following table sets forth the Company's reportable segment financial information for the three months ended March 31, 2013, and 2012, respectively:

	For the Three Months Ended
	March 31,
(in thousands)	2013	2012
Revenues:
Connectivity	$14,682	$19,709
Content Service Providing	21,881	—
Content	5,669	—
Total revenues	$42,232	$19,709

Segment operating income (loss):
Connectivity	$(18,221)	$(3,825)
Content Service Providing	239	—
Content	(374)	—
Total segment operating income (loss)	$(18,356)	$(3,825)

The following table reconciles total segment income to consolidated income (loss) from continuing operations for the three months ended March 31, 2013, and 2012, respectively:

	For the Three Months Ended
	March 31,
(in thousands)	2013	2012
Segment results:
Connectivity	$(18,654)	$(7,092)
Content Service Providing	(56)	—
Content	(150)	—
Other Non-Operating Entities	(7,978)	—
Consolidated income (loss) from continuing operations	$(26,838)	$(7,092)

Global Eagle Entertainment Inc.
Notes to Unaudited Consolidated Financial Statements

The following table reconciles total assets identifiable by segment at March 31, 2013 and December 31, 2012, respectively:

(in thousands)	March 31, 2013	December 31, 2012
Assets identifiable by segment
Connectivity	$22,356	$22,793
Content Service Providing	231,566	—
Content	52,104	—
Unallocated Assets	67,107	—
Total Assets	$373,133	$22,793

Note 14. Subsequent Events

The Company has evaluated subsequent events through the date these unaudited consolidated financial statements were issued.

On April 19, 2013, the Company completed its tender offer for the remaining shares of AIA and now owns 22,598,078 no par value shares in AIA, or 94.07% of the issued and outstanding shares of AIA.

In April 2013, AIA sold Guestlogix shares for $6.0 million.

On April 18, 2013, the Company purchased 155,726 shares in Allegiant Systems, Inc. (“AS”) at a purchase price of $9.63 per share. As of the closing of this transaction, the Company's investment in AS represents approximately 18% of the issued and outstanding shares of AS.

On April 25, 2013, the Company filed a Form S-3 Registration Statement for the offer and sale of up to 15,000,000 shares of the Company's common stock. Pursuant to the Plan of Distribution for the shares, the Company may sell the registered shares in one or more transactions over a period of time. As of the date hereof, the foregoing registration statement has not been declared effective by the SEC.

On May 8, 2013, the Company entered into an Asset Purchase Agreement for the purchase (the “PMG Purchase”) of substantially all the assets of Post Modern Group, LLC and certain affiliated entities (collectively, “PMG”). Pursuant to the terms of the PMG Purchase, the Company will acquire the assets of PMG and assume certain related liabilities in exchange for $10.5 million in cash and $5.0 million in shares of the Company. In addition, the owners of PMG will have the opportunity to receive an additional $5.0 million in cash if the PMG business combined with the Company's CSP business achieves certain target milestones in fiscal years 2013 and 2014. The transaction is subject to a number of closing conditions, but is expected to close in late May 2013.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Note Regarding Forward-Looking Statements

We make forward-looking statements in this Quarterly Report on Form 10-Q and the documents incorporated by reference herein within the meaning of the Securities Litigation Reform Act of 1995. These forward-looking statements relate to expectations or forecasts for future events, including without limitation our earnings, revenues, expenses or other future financial or business performance or strategies, or the impact of legal or regulatory matters on our business, results of operations or financial condition. These statements may be preceded by, followed by or include the words “may,” “might,” “will,” “will likely result,” “should,” “estimate,” “plan,” “project,” “forecast,” “intend,” “expect,” “anticipate,” “believe,” “seek,” “continue,” “target” or similar expressions.

These forward-looking statements are based on information available to us as of the date of this report and on its current expectations, forecasts and assumptions, involve a number of risks and uncertainties and may turn out to be wrong. Accordingly, forward-looking statements should not be relied upon as representing our views as of any subsequent date, and we do not undertake any obligation to update forward-looking statements to reflect events or circumstances after the date they were made, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

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

•	costs related to the Business Combination;

•	the outcome of any legal proceedings pending or that may be instituted against us, Row 44 or AIA;

•	changes in applicable laws or regulations;

•	our ability to recognize and timely implement future technologies in the satellite connectivity space, including Ku-band system development and deployment;

•	our ability to deliver end-to-end network performance sufficient to meet increasing airline customer and passenger demand;

•	our ability to obtain and maintain international authorizations to operate our service over the airspace of the foreign jurisdictions our customers utilize;

•	our ability to expand our service offerings and deliver on our service roadmap;

•	our ability to timely and cost-effectively identify and license television and media content that passengers will purchase;

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

•	our reliance on third-party satellite service providers and equipment and other suppliers, including single source providers and suppliers;

•	the effects of service interruptions or delays, technology failures, material defects or errors in our software, damage to our equipment or other geopolitical restrictions;

•	the limited operating history of our connectivity and in-flight television and media products;

•	costs associated with defending pending or future intellectual property infringement actions and other litigation or claims;

•	increases in our projected capital expenditures due to, among other things, unexpected costs incurred in connection with the roll out of our technology roadmap or our international plan of expansion;

•	fluctuation in our operating results;

•	the demand for in-flight broadband Internet access services and market acceptance for our products and services;

•	changes or developments in the regulations that apply to us, our businesses and our industries;

•	our ability to manage our growth in a cost-effective manner and consummate, integrate and manage acquisitions; and

•
other risks and uncertainties set forth in this Item 2 and in our Annual Report on Form 10-K for the year ended December 31, 2012 in Item 1A entitled "Risk Factors," which is incorporated herein by reference.

The following discussion and analysis of our business and results of operations for the three months ended March 31, 2013, and our financial conditions at that date, should be read in conjunction with the financial statements and the notes thereto included in Item 1 of this Quarterly Report on Form 10-Q.

Introduction
Management’s discussion and analysis of the financial condition and results of operations is intended to help provide an understanding of Global Eagle's and its subsidiaries’ (together, “Global Eagle”, the “Company” or “GEE”) financial condition, changes in financial condition and results of operations. This discussion is organized as follows:

•
Overview of the Business Combination Transactions — GEE is the result of a Business Combination that was consummated on January 31, 2013. This section provides a general description of the Business Combination.

•
Overview of the Company’s Business — This section provides a general description of GEE’s business, as well as developments that have occurred in the reporting period that the Company believes are important in understanding its results of operations and financial condition or to disclose known trends.

•
Results of Operations — This section provides an analysis of GEE’s results of operations for the three months ended March 31, 2013 and 2012. This analysis is presented on both a consolidated and segment basis. In addition, a brief description is provided of significant transactions and events that have an impact on the comparability of the results being analyzed. Due to the specific situation of the Company, the presented financial information for the three months ended March 31, 2013 is only partially comparable to the financial information for the three months ended March 31, 2012. Since Row 44 is the accounting acquirer in the Business Combination consummated on January 31, 2013, the presented financial information for the three months ended March 31, 2012 reflects the financial information and activities only of Row 44. The presented financial information for the three months ended March 31, 2013 includes the financial information and activities of Row 44 for the period January 1, 2013 to March 31, 2013 (90 days) as well as the financial information and activities for GEE and AIA for the period January 31, 2013 to March 31, 2013 (59 days). This lack of comparability needs to be taken into account when reading the discussion and analysis of our results of operations and cash flows.

•
Liquidity and Capital Resources — This section provides an analysis of the GEE’s cash flows for the three months ended March 31, 2013 and 2012. Included in the discussion of outstanding debt is a discussion of the amount of financial capacity available to fund the Company’s future commitments and obligations, as well as a discussion of other financing arrangements.

Overview of the Business Combination Transaction

On February 2, 2011, Global Eagle Acquisition Corp. (“GEAC”) was formed to effect a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. On November 8, 2012, GEAC entered into an Agreement and Plan of Merger and Reorganization with Row 44 and PAR Investment Partners, L.P. ("PAR") for the acquisition of Row 44 by reverse merger and a Stock Purchase Agreement (the “AIA Stock Purchase”) with PAR for the purchase of the shares of AIA owned by PAR (collectively, the “Business Combination”). On January 31, 2013, the stockholders of GEAC approved the Business Combination, and GEAC changed its name from Global Eagle Acquisition Corp. to Global Eagle Entertainment Inc. As of the date of the Business Combination, GEE owns all of the issued and outstanding shares of the capital stock of Row 44 and approximately 86% of the issued and outstanding shares of the capital stock of AIA.

Parties to the Business Combination

GEAC was a blank check company formed in Delaware in 2011 for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, or similar business combination involving one or more businesses. Prior to the consummation of the Business Combination, GEAC did not engage in any business except for activities related to its formation and related public financing. Upon the closing of the Business Combination, GEAC became GEE, a holding company whose assets primarily consist of shares of its wholly-owned subsidiary, Row 44, and its majority-owned subsidiary, AIA.

Row 44 is a leading satellite-based broadband services provider to the global commercial airline industry and its passengers. Row 44’s connectivity system enables aircraft to connect to orbiting Ku-band satellites and to communicate with existing satellite ground earth stations. The Row 44 connectivity system currently provides airline passengers with WiFi-based Internet access, live television, on-demand content, shopping, and flight and destination information.

AIA is a global leader in the business of selecting, procuring, managing, encoding, and distributing video and music programming, e-readers and similar applications and video games to the in-flight entertainment market, including delivering content compatible with a multitude of third-party in-flight entertainment systems. Following the Business Combination, GEE undertook a mandatory tender offer for the purchase of the shares of AIA not acquired in the AIA Stock Purchase. The shares of AIA's capital stock not owned by GEE (approximately 9% at March 31, 2013) remain listed in the Regulated Market ("General Standard") of the Frankfurt Stock Exchange.

Row 44 is the accounting acquirer in the Business Combination. Thus, the Business Combination is accounted for in a manner similar to a capital infusion in Row 44. The assets and liabilities of the Company are carried at historical cost and Row 44 will not record any step-up in basis or any intangible assets or goodwill as a result of the Business Combination. GEE holds approximately 91%, as of March 31, 2013, of the issued and outstanding shares of AIA. AIA constitutes a business, with inputs, processes, and outputs. Accordingly, the acquisition of the AIA shares constitutes the acquisition of a business for purposes of Financial Accounting Standards Board’s Accounting Standard Codification 805, ‘‘Business Combinations,’’ (" ASC 805"), and due to the change in control, is accounted for using the acquisition method.

Additional information regarding the Business Combination is set forth in (i) the definitive proxy statement filed by GEAC with the SEC on January 17, 2013 and subsequently supplemented on January 28, 2013, (ii) the Annual Report on Form 10-K for the year ended December 31, 2012 filed with the SEC on March 18, 2013 and (iii) the Current Reports on Form 8-K and Form 8-K/A filed with the SEC on February 6, 2013 and March 18, 2013.

Overview of the Company's Business
GEE is the only full service provider of content, content services, and connectivity to the worldwide airline industry. The Company manages and intends to report its businesses in the following three segments:

Connectivity

GEE’s Connectivity operations consist entirely of the business and operations of Row 44.

Row 44 is a global satellite-based broadband services provider to the worldwide commercial airline industry. Its network enables airlines to connect to orbiting Ku-band satellites and to communicate with existing satellite ground earth stations. Row 44’s in-cabin communications link currently provides airline passengers with Internet access, live television, on-demand media, shopping and flight and destination information. In the near future, Row 44 expects to deliver to airline passengers additional content and other desired communication services and to provide airlines with valuable aircraft operations data and applications. Row 44 was formed in 2004, its WiFi connectivity system was first deployed by a domestic commercial airline in 2009 and its broadband services were fully operational in 2010. Currently installed on more than 475 aircraft, Row 44 has outfitted and supports the largest fleet of in-flight entertainment and connectivity connected aircraft capable of operating over land and sea. Since its formation, Row 44 completed the research, development and engineering and to secure the complex regulatory certifications necessary to produce a fully functional satellite-based connectivity system for commercial airlines. The development of the Row 44 connectivity system included the following:

•
the design and creation of a turnkey system for in-flight broadband connectivity through a satellite link, including a fully operational antenna, an in-cabin modem and several other key operational components;

•	the registration, testing and licensing of the Row 44 connectivity system with the FAA and the FCC (and foreign government equivalents where applicable);

•	the establishment of a company-managed network operating center to allow for the full-time monitoring of the operation of all Row 44 connectivity systems in-flight;

•	the acquisition of satellite transponder capacity to support the connectivity demands of Row 44’s airline customers; and

•	the development of a just-in-time manufacturing system for the efficient delivery and activation of the Row 44 connectivity system on customer aircraft.

Following the completion of the development of a licensed and operational in-flight broadband system, in 2010 Row 44 commenced the installation of its equipment on the aircraft of Southwest Airlines and began to generate revenues from operations. Row 44 generates revenues from the following sources:

•	sale of Row 44’s connectivity equipment to its commercial airline customers;

•	fees paid by airlines and/or airline passengers for the delivery of in-flight services, such as Internet access and live television; and

•	revenue sharing arrangements with commercial airlines for Internet based services used by their passengers, such as shopping.

Beginning in 2009, management at Row 44 began to focus on the global roll-out of its satellite-based system and on domestic and international customer acquisitions, signing its first commercial passenger airline in 2010. Row 44 has achieved the following customer acquisition milestones during the past three years:

•	2010 — Southwest Airlines Co.;

•	2011 — Norwegian Air Shuttle;

•	2011 — WirelessG (Mango Airlines);

•	2012 — Transaero Airlines;

•	2012 — UTair Airlines; and

•	2012 — Icelandair.

The combined satellite coverage with these customers spans from Alaska to Japan, covering North America, the North Atlantic, Europe, a substantial portion of the Middle East, Russia and Asia.

Content Service Providing

GEE’s Content Service Providing operations ("CSP") consist of the CSP Segment of AIA.

GEE's CSP operations primarily focus on making content available for in-flight entertainment systems and all associated services. CSP’s services range from the selection, purchase, production and technical adjustment of content to customer support in connection with the integration and servicing of in-flight entertainment programs. Programmers in GEE'S CSP operations choose movies, TV and audio programs relevant and appropriate for each individual airline. The technical services in the CSP operations include encoding, editing and meta-data services accomplished in-house in technical facilities located in Singapore, Auckland (New Zealand) and El Segundo (California). In these technical facilities GEE's CSP operations also provide a full range of tailored digital production solutions including corporate videos, safety videos, animated video content, podcasts and broadcast quality radio shows.

GEE's CSP services also include the development of graphical user interfaces for a variety of in-flight entertainment applications, database management related to the overall management of in-flight entertainment and both the technical integration of content and the operation of the varied content management systems found on commercial aircraft across the globe. With over 100 airline customers and a catalog of over 180 game titles, GEE has the largest market share in international in-flight gaming content. Creative teams work to produce casual games customized to suit the in-flight environment. GEE also acquires multi-year licenses from reputable game publishers to adapt third party branded games and concepts for in-flight use. Partners such as Disney, EA, Popcap, Tetris, Namco Bandai, DK and Berlitz allow GEE to deliver engaging software content on-board airlines for a unique passenger experience. GEE's CSP services include cultural expertise to adapt the software it delivers to the language and cultural specificities of each airline client's passenger demographics. In addition, GEE's CSP operations develops software applications for the next generation of in-flight entertainment systems, including interactive electronic menus and magazines.

Content

GEE’s Content operations consist of the Content segment of AIA.

The Content operations focus on marketing film distribution rights; the main focus is on all activities associated with the procurement and marketing of content for in-flight entertainment. In its Content operations, GEE acquires in-flight entertainment licenses for both film and television productions and therefore owns a portfolio exclusive of distribution rights for in-flight entertainment content. These distribution rights are marketed both to the GEE CSP segment as well as third parties like airlines or competitors in the CSP business. GEE is a leading provider of Asian content, Indian content and content from independent studios in the U.S for in-flight entertainment systems around the world. In contrast to the CSP segment, where GEE only buys and sells already existing films and TV programs from the producers, GEE in the Content segment to a big extent acquires film distribution rights at the funding stage or the pre-production stage and therefore bears the economic risk that the respective film is not a success in the market.

Recent Corporate Developments

On March 19, 2013, Global Eagle Entertainment GmbH, an indirectly wholly owned subsidiary of Global Eagle, released a mandatory offer (the "Offer") under the German Securities Acquisition and Takeover Act (WpÜG) for the acquisition of the shares of AIA that are publicly traded on the Regulated Market (General Standard) of the Frankfurt Stock Exchange and not already owned by Global Eagle. The Offer was made pursuant to the law of the Federal Republic of Germany and was executed in accordance with the provisions of the above-referenced statute. Consequently, no announcements, registrations, approvals, or authorizations for any document relating to the Offer and/or the Offer outside of the Federal Republic of Germany have been or will be sought. As of the completion of the Offer on April 19, 2013, Global Eagle Entertainment GmbH, our wholly-owned subsidiary, owns 22,598,078 no par value shares in AIA, or 94.07% of the issued and outstanding shares of AIA.

In April 2013, AIA sold Guestlogix shares for $6.0 million.

On April 18, 2013, the Company purchased 155,726 shares in Allegiant Systems, Inc. (“AS”) at a purchase price of $9.63 per share. As of the closing of this transaction, the Company's investment in AS represents approximately 18% of the issued and outstanding shares of AS.

On April 25, 2013, the Company filed a Form S-3 Registration Statement (the “Shelf Registration”) for the offer and sale of up to 15,000,000 shares of the Company's common stock. Pursuant to the Plan of Distribution for the shares described in the Shelf Registration, the Company may sell the registered shares in one or more transactions over a period of time.

On May 8, 2013, the Company entered into an Asset Purchase Agreement for the purchase (the “PMG Purchase”) of substantially all the assets of Post Modern Group, LLC ("PMG") and certain related entities of the owners of PMG (collectively, “PMG”). Pursuant to the terms of the PMG Purchase, the Company will acquire the assets of PMG in exchange for $10.5 million in cash and $5.0 million in shares of the Company common stock. In addition, the owners of PMG will have the opportunity to receive an additional $5.0 million in cash if the PMG business combined with the Company's CSP business achieves certain target milestones in fiscal years 2013 and 2014. The transaction is subject to a number of closing conditions, but is expected to close in late May 2013.

Results of Operations

For the three months ended March 31, 2013 versus the three months ended March 31, 2012

This analysis is presented on a consolidated basis. In addition, a brief description is provided of significant transactions and events that have an impact on the comparability of the results being analyzed. Due to the specific situation of the Company the presented financial information for the three months ended March 31, 2013 is only partially comparable to the financial information for the three months ended March 31, 2012. Since Row 44 is the accounting acquirer in the Business Combination consummated on January 31, 2013, the presented financial information for the three months ended March 31, 2012 reflects the financial information and activities only of Row 44. The presented financial information for the three months ended March 31, 2013 includes the financial information and activities of Row 44 for the period January 1, 2013 to March 31, 2013 (90 days) as well as the financial information and activities for GEE and AIA for the period January 31, 2013 to March 31, 2013 (59 days). This lack of comparability needs to be taken into account when reading the discussion and analysis of our results of operations and cash flows. Furthermore, the presented financial information for the three months ended March 31, 2013 also contain other one-time costs that are directly associated with the Business Combination such as professional fees to support the Company's new and complex legal, tax, statutory and reporting requirements of the Company post Business Combination.

The following table sets forth the Company’s operating results for the three months ended March 31, 2013 as compared to the three months ended March 31, 2012:

	Three Months Ended
	March 31,
(in thousands, except %)	2013	2012	% Change
Revenue:
Licensing revenue	$23,677	$—	—%
Equipment revenue	8,709	17,630	(51)%
Service revenue	9,846	2,079	374%
Total revenue	42,232	19,709	114%
Cost of goods sold and services:
Cost of goods sold	22,407	14,625	53%
Cost of services	9,763	4,008	144%
Total cost of goods sold and services	32,170	18,633	73%
Gross profit	10,062	1,076	835%
Operating expenses:
Salaries and wages	8,597	1,937	344%
Selling, general and administrative	18,277	2,076	780%
Depreciation and amortization	1,661	239	595%
Research and development	1,193	649	84%
Other operating expenses	2,303	—	—%
Total operating expenses	32,031	4,901	554%
Loss from operations	(21,969)	(3,825)	475%
Other income (expense):
Interest income	16	16	—%
Interest expense	(192)	(3,283)	(94)%
Change in fair value of derivative financial instruments	(4,615)	—	—%
Other income (expense)	(44)	—	—%
Total other income (expense)	(4,835)	(3,267)	48%
Loss before income taxes	(26,804)	(7,092)	278%
Income tax expense	(34)	—	—%
Net loss	$(26,838)	$(7,092)	278%

Revenue

For the three months ended March 31, 2013 GEE's licensing revenue was at $23.7 million. There was no licensing revenue in the three months ended March 31, 2012, as licensing revenue is only generated in the CSP and Content segments, which both were not part of GEE in 2012. Equipment revenue in the Connectivity segment decreased by 51% to $8.7 million for the three months ended March 31, 2013 compared to $17.6 million for the three months ended March 31, 2012. This decrease resulted primarily from the near completion of the activation of the Southwest Airlines fleet within 2012. Service revenue increased substantially by 374% to $9.8 million for the three months ended March 31, 2013 compared to $2.1 million for the three months ended March 31, 2012. This is due to substantial growth of service revenue in the Connectivity operating segment as well as substantial service revenue that was contributed by the CSP and Content segments, which both were not part of GEE in 2012. GEE's total revenue increased by 114% to $42.2 million for the three months ended March 31, 2013 compared to $19.7 million for three months ended March 31, 2012.

Cost of goods sold and services

Cost of goods sold increased by 53% to $22.4 million for the three months ended March 31, 2013 compared to $14.6 million for the three months ended March 31, 2012. Although there was a considerable decrease in equipment sold in the Connectivity segment primarily due to the near completion of the activation of the Southwest Airlines fleet in 2012, the total cost of goods sold increased mainly due to the substantial cost of goods sold generated in the CSP and the Content segment, neither of which were part of GEE in 2012. Cost of services increased by 144% to $9.8 million for the three months ended March 31, 2013 compared to $4.0 million for the three months ended March 31, 2012. This is due to a significant increase in the cost of satellite transponder space, largely due to the growth of the business in the Connectivity segment in the U.S., as well as to an increase in license fees paid for the content delivered to airline customers using GEE's Connectivity segment service. In addition, both the CSP and Content segments, which were both not part of GEE in 2012, contributed substantial cost of services in the three months ended March 31, 2013. The total cost of goods and services increased by 73% to $32.2 million for the three months ended March 31, 2013, compared to $18.6 million for the three months ended March 31, 2012.

Operating expenses

Salaries and wages increased by 344% to $8.6 million for the three months ended March 31, 2013 compared to $1.9 million for the three months ended March 31, 2012 due to the substantial increase of head count, in connection with the Business Combination, from 41 employees as of March 31, 2012 to 474 employees as of March 31, 2013. Selling, general and administrative expenses increased by 780% to $18.3 million for the three months ended March 31, 2013 compared to $2.1 million for the three months ended March 31, 2012. Selling, general & administrative expenses during the three months ended March 31, 2013 contain other one-time costs totaling $12.6 million primarily driven by an $11.9 million backstop payment to PAR. Adjusted for other one-time costs, the adjusted selling, general & administrative expenses in the three months ended March 31, 2013 were $5.7 million, which represents an increase of 171% compared to the selling, general & administrative expenses during the three months ended March 31, 2012. This increase is due to the operations added from the Business Combination. Research and development expenses increased by 84% to $1.2 million for the three months ended March 31, 2013 compared to $0.6 million for the three months ended March 31, 2012. Research and development expenses in the Connectivity segment increased; however, this was offset as the Company was able to obtain reimbursement for certain research and development expenditures from certain customers of approximately $0.7 million resulting in a net decrease of research and development expenses in the Connectivity segment. This net decrease in the Connectivity segment was offset by the additional research and development expenses in the operations added in the Business Combination. Depreciation and amortization increased by 595% to $1.7 million for the three months ended March 31, 2013 compared to $0.2 million for the three months ended March 31, 2012. This increase was driven by the additional depreciation and amortization from operations added by the Business Combination; as well as, the amortization during the course of purchase price accounting ($3.4 million). Other operating expenses were $2.3 million for the three months ended March 31, 2013 compared to $0 for the three months ended March 31, 2012. The other operating expenses mainly consist of one-time foreign currency losses of $1.4 million related to certain intercompany loans. Total operating expenses increased by 554% to $32.0 million for the three months ended March 31, 2013 compared to $4.9 million for the three months ended March 31, 2012.

Adjusted for one-time costs of $12.6 million, the total adjusted operating expenses increased by 296% to $19.4 million for the three months ended March 31, 2013, compared to $4.9 million for the three months ended March 31, 2012.

Loss from operations

The loss from operations increased by 475% to $22.0 million for the three months ended March 31, 2013 compared to $3.8 million for the three months ended March 31, 2012. Adjusted for all one-time costs, the loss from operations increased by 103% to $7.7 million for the three months ended March 31, 2013, compared to $3.8 million for the three months ended March 31, 2012.

Other income (expense)

Interest income remained constant at $16,000 for the three months ended March 31, 2013 compared to $16,000 for the three months ended March 31, 2012. Interest expenses decreased by 94% to $0.2 million for the three months ended March 31, 2013 compared to $3.3 million for the three months ended March 31, 2012. The substantial reduction in interest expenses is due to the reduction of interest bearing debt.

Income tax expense

Income tax expense for the three months ended March 31, 2013 was $34,000 as compared to a tax expense of $0 for the three months ended March 31, 2012. The tax expense in 2013 is principally due to benefits realized from losses for certain US and UK operations offset by taxes in Canada and other foreign jurisdictions.
As of March 31, 2013, the Company recorded a valuation allowance of $42.2 million and $0.6 million against our domestic and foreign deferred tax assets, respectively, due to the uncertainties over our ability to realize future taxable income in those jurisdictions. The domestic and foreign valuation allowance increased by $2.6 million and $0.6 million, respectively, as a result of operating losses during the three months ended March 31, 2013.

Net loss

Net loss increased 278% to a loss of $26.8 million for the three months ended March 31, 2013 compared to $7.1 million for the three months ended March 31, 2012. Adjusted for all one-time cost effects, the net loss increased by 100% to $14.2 million for the three months ended March 31, 2013, compared to $7.1 million for the three months ended March 31, 2012.

Segment Analysis
The Company currently reviews its business from a segmented perspective. Management believes that total segment operating income is an appropriate measure for evaluating the operating performance of GEE’s business segments because it is the primary measure used by GEE’s chief operating decision makers to evaluate the performance and allocate resources within GEE’s businesses. Total segment operating income provides management, investors, and equity analysts a measure to analyze operating performance of each of GEE’s business segments and its enterprise value against historical data and competitors’ data, although historical results may not be indicative of future results (as operating performance is highly contingent on many factors, including customer tastes and preferences). GEE’s consolidated business is divided into three operating segments as follows:

•	Connectivity

•	Content Service Providing

•	Content

Connectivity represents the previous Row 44 business, and is the Company's global satellite-based broadband services provider to the worldwide commercial airline industry. Its network enables airlines to connect to orbiting-band satellites and to communicate with existing satellite ground earth stations. Row 44’s in-cabin communications link currently provides airline passengers with Internet access, live television, on-demand media, shopping and flight and destination information.

GEE's core in-flight entertainment business represents the AIA business and is divided into two separate reporting segments: Content Service Providing ("CSP") and Content. GEE's Content segment was created in 2011 as the result of certain internal restructuring measures at AIA and the acquisitions of Emphasis Video Entertainment Ltd., or Emphasis, and Entertainment in Motion Inc. ("EIM"), two companies through which the legacy AIA expanded its business into the marketing of film licenses. GEE in its CSP segment creates, purchases, develops and/or utilizes content such as movies and audio, and provides technical and substantive services related to in-flight entertainment; however, none of GEE’s range of services in the CSP or Content segments include any development, provision or maintenance of hardware that airlines use on-board for in-flight entertainment purposes.

The following tables set forth GEE’s revenues and segment operating income (loss) for the three months ended March 31, 2013 as compared to the three months ended March 31, 2012:

	Three Months Ended
	March 31,
(in thousands)	2013	2012	$ Change	% Change
Segment Revenue
Connectivity	$14,682	$19,709	$(5,027)	(26)%
Content Service Providing	21,881	—	21,881	—%
Content	5,669	—	5,669	—%
Total Segment Revenue	$42,232	19,709	22,523	114%

	Three Months Ended
	March 31,
(in thousands)	2013	2012	$ Change	% Change
Segment Results
Connectivity	$(18,221)	$(3,825)	$(14,396)	376%
Content Service Providing	239	—	239	—%
Content	(374)	—	(374)	—%
Net Loss from Operating Segments	$(18,356)	$(3,825)	$(14,531)	380%

Connectivity Segment

GEE’s Connectivity segment represents the operational activities of Row 44. Therefore, the presented financial information and activities of the Connectivity segment for the three months ended March 31, 2013 as compared to the three months ended March 31, 2012 reflect comparable financial information for the respective periods.

The percent changes in revenue within the Connectivity segment for the three months ended March 31, 2013 and 2012 were as follows:

	Three Months Ended
	March 31,
(in thousands)	2013	2012	$ Change	% Change
Connectivity Segment
Equipment revenue	$8,709	$17,630	$(8,921)	(51)%
Service revenue	5,973	2,079	3,894	187%
Total Revenue Connectivity Segment	$14,682	$19,709	$(5,027)	(26)%

Total revenues in the Connectivity segment decreased by 26% to $14.7 million for the three months ended March 31, 2013 compared to $19.7 million for the three months ended March 31, 2012 due to a considerable decrease in equipment sales, resulting primarily from the near completion of the activation of the Southwest Airlines fleet in 2012. This decrease within the Connectivity segment's equipment revenue was partially offset by substantial growth from the use of the in-flight entertainment system and related services revenue, which resulted from continued deployment of GEE's equipment on commercial flights throughout calendar year 2012. Equipment revenue in the Connectivity segment decreased by 51% to $8.7 million for the three months ended March 31, 2013 compared to $17.6 million for the three months ended March 31, 2012 for the same reason. Service revenue in the Connectivity segment increased by 187% to $6.0 million for the three months ended March 31, 2013, compared to $2.1 million for the three months ended March 31, 2012, due to the increased use of Row 44's connectivity system given its greater availability, especially on Southwest Airlines.

Operating loss from the Connectivity segment increased by 376% to $18 million for the three months ended March 31, 2013, compared to $3.8 million for the three months ended March 31, 2012, due to an increase in operating expenses including payment of $11.9 million to PAR on consummation of the Row 44 Merger (the "Backstop Fee"), along with the continuing acquisition of additional satellite transponder space and content delivery costs.

CSP Segment

GEE’s CSP segment represents the operational activities of AIA’s CSP segment. As AIA’s financial information and activities are not part of GEE’s comparable financial information for the three months ended March 31, 2012, the comparable financials for the financial information for the CSP segment for the three months ended March 31, 2013 are all zero.

GEE’s CSP segment revenue for the three months ended March 31, 2013 were as follows:

Three Months Ended
(in thousands)	March 31, 2013
CSP Segment
Service revenue	$3,752
Licensing revenue	18,129
Total Revenue CSP Segment	$21,881

GEE's Service revenue in the CSP segment for the three months ended March 31, 2013 was $3.8 million. The service revenue consists of revenue generated with management and project services as well as technical services provided to the airline customer in the CSP segment. The licensing revenue in the CSP segment for the three months ended March 31, 2013 was $18.1 million. The licensing revenue in the CSP segment consists of revenue generated with the purchase and sales of film rights only for customers of GEE's CSP segment.

The operating income in GEE’s CSP segment for the three months ended March 31, 2013 was $0.2 million:

Content Segment

GEE’s Content segment represents the operational activities of AIA’s Content segment. As AIA’s financial information and activities are not part of GEE’s comparable financial information for the three months ended March 31, 2012, the comparable financials for the financial information for the Content segment for the three months ended March 31, 2013 are all zero.

GEE’s Content segment revenues for the three months ended March 31, 2013 were as follows:

Three Months Ended
(in thousands)	March 31, 2013
Content Segment
Service revenue	$121
Licensing revenue	5,548
Total Revenue Content Segment	$5,669

GEE's service revenue in the Content segment for the three months ended March 31, 2013 was $0.1 million. The licensing revenue in the Content segment for the three months ended March 31, 2013 was $5.5 million. The licensing revenue consists of revenue generated with the marketing of distribution rights for films GEE's Content segment owns and distributes both to GEE's CSP segment as well as to third parties.

The operating loss in GEE’s Content segment for the three months ended March 31, 2013 was $0.4 million.

Liquidity and Capital Resources
Current Financial Condition
With the completion of the Business Combination on January 31, 2013, GEE has gained access to considerable cash to fund continuing operations including those relating to the expansion of its business.

As of March 31, 2013 and December 31, 2012, GEE had $135.3 million and $2.1 million, respectively, of cash and cash equivalents, of which $32.5 million were held by GEE’s foreign subsidiaries.

Sources and Uses of Cash — three months ended March 31, 2013 vs. three months ended March 31, 2012

The following table presents a summary of our cash flow activity for the periods set forth below:

	Three Months Ended
(in thousands)	March 31, 2013	March 31, 2012
Net cash provided by (used in) operating activities	$(37,097)	$(9,475)
Net cash provided by (used in) investing activities	181,107	(76)
Net cash provided by (used in) financing activities	$(9,623)	$9,997

Cash Flows Provided/Used by Operating Activities

Cash used in operating activities increased by $27.6 million to $37.1 million for the three months ended March 31, 2013 from cash used in operating activities of $9.5 million for the three months ended March 31, 2012. The primary driver of the operating cash flow growth was the increased net loss as well as the increase of accounts payable.

Cash Flows Provided/Used by Investing Activities

Cash provided by investing activities increased by $181.2 million to $181.1 million for the three months ended March 31, 2013 from cash used by investing activities of $76,000 for the three months ended March 31, 2012. The primary driver of the cash flow used in investing activities was the cash received from the Row44 Merger of $159.2 million as well as the cash received from AIA Stock Purchase of $22.1 million.
Cash Flows Provided/Used by Financing Activities

Cash used in financing activities for the three months ended March 31, 2013 was $9.6 million while the cash provided by financing for the three months ended March 31, 2012 was $10.0 million. Cash flow from financing activities was negative in the three months ended March 31, 2013 due to the payment for the acquisition of non-controlling interest in AIA of $9.5 million.
Future Liquidity and Capital Resource Requirements

Management expects GEE's Connectivity segment to continue to need cash to finance its operations, capital expenditures and further expansion of its business for 2013. At the same time, GEE expects the liquidity needs in its Connectivity segment to decline in 2013 as compared to prior periods. Additionally, the planned integration of the different elements of the Business Combination will require investment in external consultants and service providers during 2013. GEE believes that both the CSP and the Content segment will contribute positive cash flows in 2013 and into the foreseeable future.

Based upon current business plans, management believes GEE has sufficient cash, cash equivalents and marketable securities to cover the Company’s estimated short-term and long-term funding needs. GEE expects to fund operating expenses, capital expenditures, working capital requirements, interest payments, taxes and scheduled maturities of existing debt with existing cash and cash flow from operations, and we believe that we will be able to generate sufficient revenues to meet our cash requirements for 2013 and into the foreseeable future.

Management of GEE also believes that the improved financial position of the Company will provide the Connectivity segment the ability to finance future equipment purchases on attractive terms.

In the future, GEE may make one or more acquisitions complimentary to its business. In such event, GEE may need to raise additional capital through debt or equity financings to allow it to fund such acquisitions. Management expects to be able to access additional financing on market terms. Recent activity includes on May 8, 2013, the Company entered into an Asset Purchase Agreement for the purchase (the “PMG Purchase”) of substantially all the assets of Post Modern Group, LLC ("PMG") and certain related entities of the owners of PMG (collectively, “PMG”). Pursuant to the terms of the PMG Purchase, the Company will acquire the assets of PMG in exchange for $10.5 million in cash and $5.0 million in shares of the Company common stock. In addition, the owners of PMG will be entitled opportunity to receive an additional $5.0 million in cash if the PMG business combined with the Company's CSP business achieves certain target milestones in fiscal years 2013 and 2014. The transaction is subject to a number of closing conditions, but is expected to close in late May 2013.

GEE’s ability to meet its debt and other obligations depends on the future operating performance and on economic, financial, competitive and other factors. Management continually reviews the operations for opportunities to adjust the timing of expenditures to ensure that sufficient resources are maintained. GEE's management regularly evaluates its business plans, strategy, and any change in the Company's strategic direction may be material and could significantly change GEE’s cash requirements. Potential changes in the Company's business plans or strategy may include the introduction of new features or services, significant new or enhanced distribution arrangements, investments in infrastructure, such as satellite bandwidth or equipment, and acquisitions, including acquisitions that are not directly related to our existing business.

Debt Instruments

Long-term debt consists of the following at March 31, 2013 and December 31, 2012:

(in thousands)	March 31, 2013	December 31, 2012
Bank loans	$3,303	$38
Other loans	34	—
Long-term debt	$3,337	$38

The following is a schedule, by year, of future minimum principal payments required under notes payable as of March 31, 2013:

Years Ending December 31, (in thousands)	Amount
2013 (9 months ended)	$5,200
2014	5,892
2015	—
2016	—
2017	—
Thereafter	—
Total	$11,092

Bank loan

The Company's controlled subsidiary AIA has an unsecured four-year loan of $15.9 million from UniCredit Bank AG, Munich, Germany. The loan is subject to initial repayment of $0.7 million and thereafter regular half-yearly repayments of $2.2 million, no prepayment penalties and variable interest based on the six-month Euribor plus 2.35%. In order to avoid any exposure to the risk from rising interest rates associated with variable interest obligations, a portion of the variable interest payments was converted into fixed interest obligations by means of interest rate swaps over the term of the loan.

Under the terms of the loan agreement, mandatory special loan payments are agreed under certain conditions. The provision regarding mandatory special loan payments will probably result in a mandatory special loan payment of $1.4 million, payable as of June 30, 2013. As a result, the repayment period and thus the loan will now end six months earlier than originally envisioned. These special loan payments result in a reclassification of the amount of the special loan payments to the current portion of the loan. In April 2013, AIA sold 6.0 million shares in Guestlogix for $6.0 million.

As of March 31, 2013, the current portion of the loan amounts to $3.3 million (inclusive of the special loan payment of $1.4 million noted above) and the non-current portion amounts to $7.8 million.

Subordinated bank loan

The Company's controlled subsidiary, AIA holds a note payable of $2.6 million from taking up mezzanine capital through a financing program of Capital Efficiency Group AG, Zug, Switzerland. This financing program matures in March 2014. The interest rate is 8.8% per year. A payment of 1% must be made each year and interest of 7.8% on the principal must be paid every quarter. The liability's carrying amount as of March 31, 2013 was $2.6 million.

Contractual Obligations

GEE’s long-term obligations include contracts for satellite transponder space, office space leases and certain guaranteed minimum payments owed to live television and video on demand content providers. In connection with the purchase of satellite bandwidth, GEE signed a Master Services Agreement ("MSA") with Hughes Network Systems ("HNS") to provide for satellite capacity in North America and Europe. Under the MSA, GEE sources satellite capacity from satellite operators through HNS, while HNS enters into direct relationships with specific satellite operators. GEE and HNS enter into an amendment to the MSA each time that GEE needs to add a new satellite transponder or change its capacity needs with respect to an existing satellite transponder. GEE pays HNS on a monthly basis for the transponder capacity that GEE purchases. The length of time GEE purchases capacity on a particular transponder varies based on GEE’s needs and the demand for capacity on a particular satellite, but typically is for one to three year periods.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS

As it relates to GEE and its operating companies, market risk is the sensitivity of income to changes in interest rates, foreign exchanges, commodity prices, equity prices and other market driven rates or prices.

Market Risk

GEE

Prior to the Business Combination, GEE did not engage in any material business and, therefore, was not exposed to risks associated with foreign exchange rates, commodity prices, equity prices or other market driven rates or prices.

Row 44

Row 44 is not exposed to any material risk associated with exchange rates or equity prices. Row 44 does not hold or issue financial instruments for trading purposes. Row 44 has indirect exposure to changes in commodity prices because a key aspect of the decision by potential customer's of Row44 to adopt connectivity products of the type offered by Row 44 is the effect of such a system on fuel burn and therefore the price of jet fuel.

AIA

AIA has exposure to several types of market risk: changes in foreign currency exchange rates and interest rates. AIA does not hold or issue financial instruments for trading purposes.

The following sections provide quantitative information on AIA's exposure to foreign currency exchange rate risk, interest rate risk and stock price risk. AIA makes use of sensitivity analyses that are inherently limited in estimating actual losses in fair value that can occur from changes in market conditions.

Foreign Currency Exchange Rates

AIA is highly exposed to the change of foreign currency exchange rates. Within AIA, currency risks arise from the fact that both sales to customers and most of its film license costs or film rights purchases are largely effected in U.S. dollars while a significant portion of AIA's fixed and overhead costs are incurred in Euros, British pounds and Canadian dollars. AIA may engage in hedging transactions to counteract direct currency risks. However, there can be no assurance that all currency risks have been hedged in full. Severe currency fluctuations could also cause the hedging transactions to fail if agreed thresholds are not met or exceeded. Therefore, substantial negative foreign currency effects may occur due to unforeseen exchange rate fluctuations and/or inaccurate assessments of market developments. At this time, AIA rarely resorts to hedges because of highly volatile foreign exchange rates, and the general trend toward a strengthening of the U.S. dollar relative to the Euro. AIA monitors all foreign exchange rates relevant to it in order to be able to initiate appropriate hedging activities if the current market situation were to change.

There are also intercompany receivables and liabilities such as loans that can generate significant foreign currency effects. Changes in the exchange rates of a number of foreign currencies against the Euro, especially the U.S. dollar and the Canadian dollar, could lead to the recognition of unrealized foreign exchange gains and losses in some cases, particularly as a result of intercompany transactions, including shorter term borrowings. AIA's management has sought to minimize the impact of intercompany borrowings by reducing the magnitude and quantity of intercompany borrowings.

Interest Rates

AIA uses futures to hedge a portion of its risk of increases in variable interest rates related to its bank loan from UniCredit Bank AG. These interest rate swaps are accounted for using mark to market. Interest rate swaps of $0.1 million were recognized in derivative liabilities as of the reporting date. The Company classifies the fair value of interest rate swaps within the level 2 hierarchy. Gains (losses) from these interest rate swaps for the three months ended March 31, 2013, and 2012, were $4,000 and $0, respectively.

Credit Risk

GEE

GEE's cash and cash equivalents are maintained at a single financial institution, Citibank (“Citibank”). Deposits held with Citibank may exceed the amount of insurance provided on such deposits. Generally, GEE's deposits may be redeemed upon demand and are maintained with a financial institution of reputable credit and, therefore, bear minimal credit risk.

Row 44

Row 44's cash and cash equivalents are maintained at a single financial institution, Silicon Valley Bank (“SVB”). Deposits held with SVB may exceed the amount of insurance provided on such deposits. Generally, Row 44's deposits may be redeemed upon demand and are maintained with a financial institution of reputable credit and, therefore, bear minimal credit risk.

AIA

AIA's cash and cash equivalents are maintained with several financial institutions. Deposits held with banks may exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand and are maintained with financial institutions of reputable credit, and therefore, bear minimal credit risk.

AIA monitors its positions with, and the credit quality of, the financial institutions which are counterparties to its financial instruments. AIA is exposed to credit loss in the event of nonperformance by the counterparties to the agreements. At March 31, 2013, AIA did not anticipate nonperformance by any of the counterparties.

Default Risk

GEE

Prior to the Business Combination, GEE did not engage in any material business and, therefore, was not exposed to any material default risk.

Row 44

Row 44 is also exposed to default risk mainly in connection with trade receivables. Row 44 believes sufficient allowances have been recognized to make provisions for the estimated default risk. Receivables are not insured, given the generally good credit ratings of Row 44's customers. The maximum default risk is always equivalent to the nominal amount of the receivables less loss allowances. Allowances on assets related to trade receivables amounted to $7,000 at March 31, 2013. Row 44's other financial liabilities are not exposed to any default risks.

AIA

AIA is exposed to default risks mainly in connection with trade receivables. AIA believes sufficient allowances have been recognized to make provisions for the estimated default risk. Receivables are not insured, given the generally good credit ratings of AIA's customers. The maximum default risk is always equivalent to the nominal amount of the receivables less loss allowances. However, the trade receivables do not contain substantial concentrations of individual customers. AIA's other financial liabilities are not exposed to any default risks.

AIA monitors its positions with, and the credit quality of, the financial institutions which are counterparties to its financial instruments. AIA is exposed to credit loss in the event of nonperformance by the counterparties to the agreements. At March 31, 2013, AIA did not anticipate nonperformance by any of the counterparties.

ITEM 4. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on the foregoing evaluation, and in light of the material weaknesses in internal controls described below, our Chief Executive Officer and our Chief Financial Officer concluded that as of the end of the period covered by this report our disclosure controls and procedures were not effective in timely alerting them to material information to be included in our reports files or submitted under the Exchange Act.

In light of the material weaknesses described below, we performed additional analyses and other procedures to ensure that our consolidated financial statements included in this Quarterly Report were prepared in accordance with generally accepted accounting principles in the United States (“GAAP”). These measures included, among other things, expansion of our quarter-end closing procedures, including the dedication of significant internal resources and external consultants to scrutinize account analyses, reserve estimates, asset valuations, proper accounting treatment for revenues and expenses and account reconciliations at a detailed level.

A material weakness is “a deficiency, or a combination of deficiencies (within the meaning of PCAOB Auditing Standard No. 5), in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.”

Company management has concluded that, as of March 31, 2013, the following material weaknesses existed at the Company:

•	Timely and routine financial statement close/reporting process and the entity level controls surrounding this process.

We were unable to execute a timely financial close, nor were we able to properly accumulate certain analyses and reconciliations in a consistent and accurate manner, allowing for the proper application of GAAP. In addition management did not adequately supervise the financial close and reporting process which resulted in material post-closing adjustments.

The Company will continue its efforts to strengthen its accounting and finance departments and aggressively pursue remediation of all material weaknesses.

Changes in Internal Control over Financial Reporting

Other than as described herein, there were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

In connection with the preparation of our financial statements for the year ended December 31, 2012, our management discovered that we had improperly accounted for our warrants as components of equity instead of as derivative liabilities, and our management and auditors determined that this resulted from a material weakness in internal control over financial reporting. During the quarter ended March 31, 2013, we expanded and improved our review process for complex securities and related accounting standards to remediate this material weakness; however, as of the quarter ended March 31, 2013, this material weakness continues to exist. We plan to further improve our review process by enhancing access to accounting literature, identification of third party professionals with whom to consult regarding complex accounting applications and consideration of additional staff with the requisite experience and training to supplement existing accounting professionals.

As the results we are reporting for the quarter ended March 31, 2013 represent the combined businesses of the Company and its key subsidiaries, Row 44 and AIA, the material weaknesses discussed below for each of Row 44 and AIA apply with respect to the preparation of the consolidated financial statements included in this Quarterly Report.

In connection with the audit of Row 44's financial statements for the years ended December 31, 2011 and December 31, 2012, Row 44's independent auditors informed Row 44 that they had identified a material weakness in Row 44's internal control over financial reporting related to inadequate segregation of duties within the accounting and financial reporting functions and limited accounting staffing sufficient to perform adequate review functions. As Row 44 is the accounting acquirer in the Business Combination, this same material weakness applies in connection with the consolidation of the Company's financial statements for the quarter ended March 31, 2013. During the quarter ended March 31, 2013, at both the Company and Row 44, we began implementing measures and plan to take additional measures to remediate the underlying causes of the material weakness, primarily through the development and implementation of formal policies, improved processes, improved systems and documented procedures, as well as began the process of hiring additional finance personnel.

In connection with the audit of AIA's financial statements for the years ended December 31, 2011, 2010 and 2009, AIA's independent auditors identified a deficiency that they concluded represented a material weakness. This material weakness resulted from the fact that AIA's financial statements for the years ended December 31, 2012, 2011, 2010, and 2009 were prepared in conformity with IFRS EU and were reconciled from IFRS EU to U.S. GAAP, but AIA does not have sufficient personnel with training and experience in reporting under U.S. GAAP to ensure the reconciliations are prepared appropriately. Therefore, AIA hired third party consultants to assist AIA with evaluating and calculating the differences between IFRS EU and U.S. GAAP, as well as preparing the required disclosures included in the U.S. GAAP reconciliations in AIA's annual and interim financial statements. In addition, in the course of auditing the financial statements of AIA for the year ended December 31, 2012, AIA's independent auditors concluded that the operating effectiveness of controls over certain subsidiaries' IFRS financial statement close process was ineffective. During the quarter ended March 31, 2013, the Company began taking measures and plans to take additional measures to remediate these deficiencies, which may include either hiring appropriate personnel or utilizing the personnel that are available through us; however, as of the quarter ended March 31, 2013, the foregoing material weakness still existed.

Other than as described in this Item 4, during the quarter ended March 31, 2013, there has not been any change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On March 12, 2013, Remy Frank filed a First Amended Complaint in the Superior Court of the State of California against the Company in connection with a lawsuit previously filed in 2011 against Row 44. The suit against the Company alleges the same discrimination and unlawful termination claims as previously made against Row 44. Based on currently available information, the Company and Row 44 believe they have strong defenses and intend to defend vigorously against the lawsuit, but the outcome of this matter is inherently uncertain. The potential range of loss related to this matter cannot be determined.

On December 28, 2012, Advanced Media Networks, L.L.C. filed suit in the United States District Court for the Central District of California against Row 44 and one of its customers which Row 44 has agreed to indemnify for allegedly infringing two of its patents and seeking injunctive relief and unspecified monetary damages. Both of the patents are being reexamined by the U.S. Patent & Trademark Office. Based on currently available information, Row 44 believes that it has strong defenses and intends to defend vigorously against this lawsuit, but the outcome of this matter is inherently uncertain and could have a materially adverse effect on Row 44's business, financial condition and results of operations. The potential range of loss related to this matter cannot be determined.

While the resolution of these matters cannot be predicted with certainty, the Company does not believe, based on current knowledge, that the outcome of the currently pending claims or legal proceedings in which the Company is currently involved will have a material adverse effect on the Company's financial position.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors previously disclosed in response to Part I, Item 1A, of our Annual Report on Form 10-K for the year ended December 31, 2012.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

See Exhibit Index attached hereto.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 15th day of May 2013.

GLOBAL EAGLE ENTERTAINMENT INC.
By:	/s/ David M. Davis
David M. Davis
Chief Financial Officer and Treasurer
(principal financial officer and principal accounting officer)

EXHIBIT INDEX

Exhibit	Description
10.1*	Amendment 14, dated February 19, 2013, to Master Services Agreement, dated December 21, 2007, by and between Hughes Network Systems, LLC and Row 44, Inc.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

101.1
The following financial information from our Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 formatted in eXtensible Business Reporting Language (XBRL): (i) Unaudited Consolidated Statements of Comprehensive Income for the three months ended March 31, 2013 and 2012; (ii) Consolidated Balance Sheets as of March 31, 2013 (Unaudited) and December 31, 2012; (iii) Unaudited Consolidated Statement of Stockholders' Equity for the three months ended March 31, 2013; (iv) Unaudited Consolidated Statements of Cash Flows for the three months ended March 31, 2013 and 2012; and (v) Notes to Unaudited Consolidated Financial Statements.

The agreements and other documents filed as exhibits to this report are not intended to provide factual information or other disclosure other than with respect to the terms of the agreements or other documents themselves, and you should not rely on them for that purpose. In particular, any representations and warranties made by us in these agreements or other documents were made solely within the specific context of the relevant agreement or document and may not describe the actual state of affairs as of the date they were made or at any other time.

* Confidential treatment has been requested or granted for certain portions omitted from this Exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.