Form 10-Q/A
period 2013-03-31
Global Eagle Entertainment Inc.
filed 2013-05-15
CIK 1512077

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

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

EXPLANATORY NOTE

This Amendment No. 1 (“Amendment”) to our Quarterly Report on Form 10-Q for the period ended March 31, 2013, as filed with the Securities and Exchange Commission on May 15, 2013 (the “Form 10-Q”), is being filed for the purpose of including conformed signatures to Exhibits 31.1, 31.2, 32.1 and 32.2 to the Form 10-Q, which were inadvertently omitted from the initial filing, and to update the period dates referred to in Exhibits 32.1 and 32.2. The Amendment is also begin filed for the purpose of re-filing Exhibit 10.1, which has been revised to include footnote references to indicate information for which confidential treatment has been requested and which were inadvertently omitted from the initial filing. No other information in the Form 10-Q is modified by this Amendment.

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