Form 10-Q/A
period 2013-03-31
Global Eagle Entertainment Inc.
filed 2013-07-09
CIK 1512077

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

(Amendment No. 2)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM __________ TO ________

COMMISSION FILE NUMBER 001-35176

GLOBAL EAGLE ENTERTAINMENT INC.

(Exact name of registrant as specified in its charter)

Delaware	27-4757800
(State or other jurisdiction of	(I.R.S. Employer Identification Number)
incorporation or organization)

4353 Park Terrace Drive
Westlake Village, California	91361
(Address of principal executive offices)	(Zip Code)

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

EXPLANATORY NOTE

Global Eagle Entertainment Inc. (the “Company”) is filing this Amendment No. 2 (this “Amendment”) to its Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, originally filed with the United States Securities and Exchange Commission (the “Commission”) on May 15, 2013, as amended by Amendment No. 1 thereto on Form 10-Q/A filed with the Commission on May 15, 2013 (as amended, the “Form 10-Q”). The sole purpose of this Amendment is to file a revised redacted version of Exhibit 10.1 (the “Exhibit”) under Item 6 of Part II in response to comments received from the staff of the Commission in connection with the Company’s request for confidential treatment of certain information that was redacted from the Exhibit. Except as described above, this Amendment does not modify or update disclosures in the Form 10-Q and does not reflect subsequent events occurring after the original filing of the Form 10-Q. Accordingly, this Amendment should be read in conjunction with the Form 10-Q, which continues to speak as of the original filing date of the Form 10-Q.

Item 6.	EXHIBITS

(a) Exhibits

Exhibit	Description
10.1*	Amendment 14, dated February 19, 2013, to Master Services Agreement, dated December 21, 2007, by and between Hughes Network Systems, LLC and Row 44, Inc.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1#	Section 1350 Certification of Chief Executive Officer

32.2#	Section 1350 Certification of Chief Financial Officer

101.1#	The following financial information from our Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 formatted in eXtensible Business Reporting Language (XBRL): (i) Unaudited Consolidated Statements of Comprehensive Income for the three months ended March 31, 2013 and 2012; (ii) Consolidated Balance Sheets as of March 31, 2013 (Unaudited) and December 31, 2012; (iii) Unaudited Consolidated Statement of Stockholders' Equity for the three months ended March 31, 2013; (iv) Unaudited Consolidated Statements of Cash Flows for the three months ended March 31, 2013 and 2012; and (v) Notes to Unaudited Consolidated Financial Statements.

* Confidential treatment has been requested for certain portions omitted from this Exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

# Previously filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 9th day of July 2013.

GLOBAL EAGLE ENTERTAINMENT INC.

By:	/s/ David M. Davis
David M. Davis
Chief Financial Officer and Treasurer
(principal financial officer)

EXHIBIT INDEX

Exhibit	Description
10.1*	Amendment 14, dated February 19, 2013, to Master Services Agreement, dated December 21, 2007, by and between Hughes Network Systems, LLC and Row 44, Inc.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1#	Section 1350 Certification of Chief Executive Officer

32.2#	Section 1350 Certification of Chief Financial Officer

101.1#	The following financial information from our Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 formatted in eXtensible Business Reporting Language (XBRL): (i) Unaudited Consolidated Statements of Comprehensive Income for the three months ended March 31, 2013 and 2012; (ii) Consolidated Balance Sheets as of March 31, 2013 (Unaudited) and December 31, 2012; (iii) Unaudited Consolidated Statement of Stockholders' Equity for the three months ended March 31, 2013; (iv) Unaudited Consolidated Statements of Cash Flows for the three months ended March 31, 2013 and 2012; and (v) Notes to Unaudited Consolidated Financial Statements.

* Confidential treatment has been requested for certain portions omitted from this Exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

# Previously filed.