Form 10-Q
period 2013-06-30
Global Eagle Entertainment Inc.
filed 2013-08-09
CIK 1512077

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2013
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

(Class)	(Outstanding as of August 9, 2013)
COMMON STOCK, $0.0001 PAR VALUE	36,061,336	SHARES*
NON-VOTING COMMON STOCK, $0.0001 PAR VALUE	19,118,233	SHARES
* Excludes 3,053,634 shares held by Advanced Inflight Alliance AG, a majority-owned subsidiary of the registrant.

GLOBAL EAGLE ENTERTAINMENT INC.

PART I — FINANCIAL INFORMATION
GLOBAL EAGLE ENTERTAINMENT INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	June 30, 2013	December 31, 2012
ASSETS	(unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$110,140	$2,088
Accounts receivable, net	47,046	8,292
Content library, current	10,560	—
Inventories	9,225	7,386
Prepaid and other current assets	11,024	3,344
TOTAL CURRENT ASSETS:	187,995	21,110
Property, plant & equipment, net	14,099	4,639
Goodwill	39,928	—
Intangible assets	97,970	—
Other non-current assets	12,936	3,688
TOTAL ASSETS	$352,928	$29,437
LIABILITIES, REDEEMABLE PREFERRED STOCK AND EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$54,410	$8,178
Deferred revenue	4,506	8,539
Warrant liabilities	30,220	8,178
Notes payable and accrued interest	7,944	14
Other current liabilities	12,325	—
TOTAL CURRENT LIABILITIES:	109,405	24,909
Deferred tax liabilities	22,903	—
Deferred revenue, non-current	6,944	3,075
Other non-current liabilities	6,788	38
TOTAL LIABILITIES	146,040	28,022

COMMITMENTS AND CONTINGENCIES

REDEEMABLE PREFERRED STOCK:
Series A-1, $0.0001 par value; 0 and 9,794,142 shares authorized, issued and outstanding, at June 30, 2013 and December 31, 2012, respectively	—	9,245
Series A-2, $0.0001 par value; 0 and 19,887,000 shares authorized, issued and outstanding, at June 30, 2013 and December 31, 2012, respectively	—	21,454
Series B-1, $0.0001 par value; 0 and 73,783,872 shares authorized, issued and outstanding, at June 30, 2013 and December 31, 2012, respectively	—	27,488
Series B-2, $0.0001 par value; 0 and 62,326,439 shares authorized, issued and outstanding, at June 30, 2013 and December 31, 2012, respectively	—	19,981
Series C-1, $0.0001 par value; 0 and 105,868,792 shares authorized, 0 and 84,695,034 shares issued and outstanding, at June 30, 2013 and December 31, 2012, respectively	—	24,535
Series C-2, $0.0001 par value; 0 and 107,187,927 shares authorized, 0 and 85,750,341 shares issued and outstanding, at June 30, 2013 and December 31, 2012, respectively	—	19,837
TOTAL REDEEMABLE PREFERRED STOCK	—	122,540
EQUITY (DEFICIT):
Preferred stock, $0.0001 par value; 1,000,000 shares authorized, 0 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively	—	—
Common stock, $0.0001 par value; 375,000,000 shares authorized, 38,778,289 and 23,405,785 shares issued, 35,724,655 and 20,352,151 shares outstanding, at June 30, 2013 and December 31, 2012, respectively	4	2
Non-voting common stock, $0.0001 par value; 25,000,000 shares authorized, 19,118,233 and 0 shares issued and outstanding, at June 30, 2013 and December 31, 2012, respectively	2	—
Treasury stock, 3,053,634 and 0 shares at June 30, 2013 and December 31, 2012, respectively	—	—
Additional paid-in capital	366,669	8,238
Subscriptions receivable	(466)	(453)
Accumulated deficit	(168,962)	(128,912)
Accumulated other comprehensive loss	(512)	—
Total Stockholders' Equity (Deficit)	196,735	(121,125)
Non-controlling interest	10,153	—
TOTAL EQUITY (DEFICIT)	206,888	(121,125)
TOTAL LIABILITIES, REDEEMABLE PREFERRED STOCK AND EQUITY (DEFICIT)	$352,928	$29,437

The accompanying notes are an integral part of these condensed consolidated financial statements.

GLOBAL EAGLE ENTERTAINMENT INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Revenue	$62,831	$16,836	$105,344	$35,343
Operating expenses:
Cost of sales	49,820	18,722	85,569	36,604
Sales and marketing expenses	2,399	777	4,686	1,992
Product development	2,327	850	3,664	1,499
General and administrative	12,745	3,030	36,804	5,927
Amortization of intangible assets	3,016	6	4,249	12
Total operating expenses	70,307	23,385	134,972	46,034
Loss from operations	(7,476)	(6,549)	(29,628)	(10,691)
Other income (expense):
Interest expense, net	(282)	(7,132)	(459)	(10,399)
Change in fair value of derivatives	(4,725)	—	(9,340)	—
Other income (expense), net	13	(92)	(30)	(119)
Loss before income taxes	(12,470)	(13,773)	(39,457)	(21,209)
Income tax provision	(559)	—	(593)	—
Net loss	(13,029)	(13,773)	(40,050)	(21,209)
Net income attributable to non-controlling interests	(108)	—	(69)	—
Cumulative preferred stock dividends and accretion	—	(1,772)	(942)	(3,148)
Net loss attributable to Global Eagle Entertainment common stockholders	$(13,137)	$(15,545)	$(41,061)	$(24,357)

Basic and diluted	$(0.24)	$(0.76)	$(0.84)	$(1.20)
Weighted average common shares basic and diluted	54,843	20,352	49,094	20,352

The accompanying notes are an integral part of these condensed consolidated financial statements.

GLOBAL EAGLE ENTERTAINMENT INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)
(In thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Net loss	$(13,029)	$(13,773)	$(40,050)	$(21,209)
Other comprehensive income (loss):
Foreign currency translation adjustments	(390)	—	(613)	—
Unrealized (loss) gain on available for sale securities	(1,250)	—	101	—
Total other comprehensive loss	(1,640)	—	(512)	—
Comprehensive loss	(14,669)	(13,773)	(40,562)	(21,209)
Comprehensive loss attributable to non-controlling interests	95	—	11	—
Comprehensive loss attributable to Global Eagle Entertainment common stockholders	$(14,574)	$(13,773)	$(40,551)	$(21,209)

The accompanying notes are an integral part of these condensed consolidated financial statements.

GLOBAL EAGLE ENTERTAINMENT INC.
CONDENSED CONSOLIDATED STATEMENT OF EQUITY (DEFICIT) (UNAUDITED)
(In thousands)

	Common Stock		Common Stock Non-Voting		Treasury Stock		Additional	Subscriptions	Accumulated	Accumulated Other	Total Global Eagle Entertainment Inc.	Non-Controlling	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Paid-in Capital	Receivable	Deficit	Comprehensive Income (Loss)	Stockholders' Equity	Interest	Stockholders' Equity (Deficit)
Balance, December 31, 2012	20,352	$2	—	$—	—	$—	$8,238	$(453)	$(128,912)	$—	$(121,125)	$—	$(121,125)
Reclassification of MLBAM warrants	—	—	—	—	—	—	2,696	—	—	—	2,696	—	2,696
Reclassification of Series C warrants	—	—	—	—	—	—	2,879				2,879		2,879
Change in fair value of common stock warrants	—	—	—	—	—	—	93	—	—	—	93	—	93
Warrants for common stock issued for services and equipment	—	—	—	—	—	—	359	—	—	—	359	—	359
Exercise of warrants and common stock options	—	—	—	—	—	—	28	—	—	—	28	—	28
Preferred stock dividends	—	—	—	—	—	—	(818)	—	—	—	(818)	—	(818)
Accretion of redeemable preferred stock	—	—	—	—	—	—	(124)	—	—	—	(124)	—	(124)
Recapitalization as a result of Row 44 Merger	15,373	2	4,750	1	—	—	229,025	—	—	—	229,028	—	229,028
Stock purchase of AIA	—	—	14,368	1	—	—	144,256	—	—	—	144,257	25,287	169,544
Shares of the Company acquired in stock purchase of AIA	—	—	—	—	3,054	—	(30,659)	—	—	—	(30,659)		(30,659)
Conversion of Sponsor promissory note to warrants	—	—	—	—	—	—	(393)	—	—	—	(393)	—	(393)

GLOBAL EAGLE ENTERTAINMENT INC.
CONDENSED CONSOLIDATED STATEMENT OF EQUITY (DEFICIT) (UNAUDITED) (continued)
(In thousands)

Waiver modification of sponsor warrants	—	—	—	—	—	—	9,900	—	—	—	9,900	—	9,900
	Common Stock		Common Stock Non-Voting		Treasury Stock		Additional	Subscriptions	Accumulated	Accumulated Other	Total Global Eagle Entertainment Inc.	Non-Controlling	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Paid-in Capital	Receivable	Deficit	Comprehensive Income (Loss)	Stockholders' Equity	Interest	Stockholders' Equity (Deficit)
Stock-based compensation	—	—	—	—	—	—	1,376	—	—	—	1,376	—	1,376
Interest income on subscription receivable	—	—	—	—	—	—	—	(13)	—	—	(13)	—	(13)
Purchase of subsidiary share from non- controlling interest shareholders	—	—	—	—	—	—	(187)	—	—	—	(187)	(15,192)	(15,379)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	(613)	(613)		(613)
Change in unrealized gain on available for sale securities, net of tax	—	—	—	—	—	—	—	—	—	101	101	—	101
Comprehensive income (loss) attributable to non-controlling interest	—	—	—	—	—	—	—	—	—	—	—	(11)	(11)
Net loss	—	—	—	—	—	—	—	—	(40,050)	—	(40,050)	69	(39,981)
Balance, June 30, 2013	35,725	$4	19,118	$2	3,054	$—	$366,669	$(466)	$(168,962)	$(512)	$196,735	$10,153	$206,888

The accompanying notes are an integral part of these condensed consolidated financial statements.

GLOBAL EAGLE ENTERTAINMENT INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Six Months Ended
	June 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(40,050)	$(21,209)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	11,678	492
Non-cash interest on convertible promissory notes	16	9,629
FX effect on intercompany borrowings	845	—
Change in fair value of derivative financial instruments	9,340	—
Stock-based compensation	1,376	675
Warrants for common stock issued for services	359	280
Common stock issued for services	—	550
Deferred income taxes	(1,532)	—
Other	(46)	(27)
Changes in operating assets and liabilities:
Accounts receivable	(2,493)	(2,356)
Inventory	(5,795)	(792)
Prepaid expenses and other current assets	(345)	(1,126)
Deposits and other assets	(3,320)	(604)
Accounts payable and accrued expenses	(21,765)	(2,987)
Accrued interest	—	799
Deferred revenue	(163)	(2,496)
Other long-term liabilities	2,142	—
NET CASH USED IN OPERATING ACTIVITIES	(49,753)	(19,172)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(7,247)	(1,746)
Proceeds from sale of available for sale investments	5,937	—
Cash received from Row 44 Merger	159,227	—
Cash received from AIA Stock Purchase	22,136	—
Purchases of investments and other, net	(1,500)	—
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	178,553	(1,746)

CASH FLOWS FROM FINANCING ACTIVITIES:
Acquisition of non-controlling interest	(15,378)	—
Proceeds from issuance of notes payable	—	10,000
Long-term borrowings, net of costs	(80)	—
Payments on notes payable	(3,600)	(7)
Purchase of common stock warrants	(795)	—
Proceeds from the exercise of common stock options	291	5
Proceeds from the issuance of preferred stock and warrants	—	24,981
Repayment of short-term borrowings	(327)	—
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(19,889)	34,979
Effects of exchange rate movements on cash and cash equivalents	(859)	—
Net increase in cash and cash equivalents	108,052	14,061
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	2,088	8,810
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$110,140	$22,871

The accompanying notes are an integral part of these condensed consolidated financial statements.

Global Eagle Entertainment Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1. Business

Global Eagle Entertainment Inc., together with its consolidated subsidiaries (the “Company”) is a Delaware corporation headquartered in Westlake Village, California. The Company's business is focused on providing Wi-Fi Internet Connectivity and Content to the airline industry.

Connectivity

The Company's Connectivity service offering provides airline partners and their passengers Wi-Fi connectivity over Ku-band satellite transmissions. The Company's Connectivity services are delivered through its wholly owned subsidiary, Row 44 ("Row 44"), which combines specialized network equipment, media applications and premium content services that allow airline passengers to access in-flight Internet, live television, on-demand content, shopping and travel-related information.

Content

The Company's Content services offering selects, manages, and distributes wholly-owned and licensed media content, video and music programming, applications, and video games to the airline industry through its majority-owned subsidiary, Advanced Inflight Alliance AG ("AIA").

Prior to January 31, 2013, the Company was known as Global Eagle Acquisition Corp. (“GEAC”), which was formed in February 2011 to effect a merger, capital stock exchange, asset acquisition or similar business combination with one or more businesses. Effective in the first quarter of 2013, and in conjunction with the business combination transaction (the "Business Combination") in which GEAC acquired Row 44 and 86% of the issued and outstanding shares of AIA, GEAC changed the Company's name from Global Eagle Acquisition Corp. to Global Eagle Entertainment Inc. (the “Company”, “Global Eagle”, “GEE” “we”, “us”, or “our”). Refer to Note 3. "Business Combination" of this Form 10-Q for additional information.

Note 2. Basis of Presentation and Summary of Significant Accounting Policies

A summary of the significant accounting policies consistently applied in the preparation of the accompanying condensed consolidated financial statements follows.

Basis of Presentation

The accompanying interim condensed consolidated balance sheet as of June 30, 2013, the condensed consolidated statements of operations and condensed consolidated statements of comprehensive income (loss) for the three and six month periods ended June 30, 2013 and 2012, condensed consolidated statements of cash flows for the six month periods ended June 30, 2013 and 2012 and the condensed consolidated statement of stockholders' equity (deficit) for the six month period ended June 30, 2013 are unaudited.

In the opinion of the Company's management, the unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of the Company's statement of financial position as of June 30, 2013 and its results of operations for the three and six month periods ended June 30, 2013 and 2012 and its cash flows for the six month periods ended June 30, 2013 and 2012. The results for the three and six month period ended June 30, 2013 are not necessarily indicative of the results expected for the full year. The consolidated balance sheet as of December 31, 2012 has been derived from the Company's audited financial statements included in the Company's Current Report on Form 8-K/A filed with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1974, as amended, on August 9, 2013.

The interim unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”), for interim financial information and with the instructions to Securities and Exchange Commission (“SEC”) Form 10-Q and Article 10 of SEC Regulation S-X. They do not include all of the information and footnotes required by GAAP for complete financial statements. Therefore, these financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto, included in the Company's Current Report on Form 8-K/A filed with the Securities and Exchange Commission on August 9, 2013.

Table of Content
Global Eagle Entertainment Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Principles of Consolidation

The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned and majority-owned subsidiaries. Acquisitions are included in the Company's condensed consolidated financial statements from the date of the acquisition. The Company's Business Combination purchase accounting resulted in all assets and liabilities of acquired businesses being recorded at their estimated fair values on the acquisition dates. All intercompany balances and transactions have been eliminated in consolidation, including AIA's historical investment in Row 44.

Investments that the Company has the ability to control, and where it is the primary beneficiary of, are consolidated. Any non-controlling interests in a Company's subsidiary earnings or losses, such as AIA, are included in other income (expense) in the Company's condensed consolidated statements of operations. Any investments in affiliates over which the Company has the ability to exert significant influence, but does not control and where it is not the primary beneficiary of, are accounted for using the equity method of accounting. Investments in affiliates for which the Company has no ability to exert significant influence are accounted for using the cost method of accounting.

Use of Estimates

The preparation of the Company's unaudited condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue (relative selling price of deliverables) and expenses during the reporting period. Significant items subject to such estimates and assumptions include revenue, allowance for doubtful accounts, fair value of issued common stock warrants, the assigned value of acquired assets and assumed liabilities in business combinations, valuation of media content inventory, useful lives and impairment of property and equipment, intangible assets, goodwill and other assets, the fair value of the Company's equity-based compensation awards, and deferred income tax assets and liabilities. Actual results could differ materially from those estimates. On an ongoing basis, the Company evaluates its estimates compared to historical experience and trends, which form the basis for making judgments about the carrying value of assets and liabilities.

Segments of the Company

Prior to January 1, 2013, the Company reported its operations under one segment, its Connectivity business through its wholly owned subsidiary, Row 44. Beginning with the acquisition of AIA in January 2013, and due to the preliminary nature of the Company's reporting structure in the first quarter of 2013, the Company elected to report its operations in three segments: Row 44's Connectivity business and AIA's Content and Content Service Providing businesses. The Content and Content Service Providing activities were legacy segments reported by AIA prior to the January 2013 Business Combination. Beginning in the second quarter of 2013, management began initiatives to refine its reporting structure of the consolidated Company and reevaluate the metrics used in its key decision making activities. As a result of these activities, the Company now combines AIA's Content and Content Service Providing into a single segment, Content. Prior segment disclosures have been amended to reflect the revised segment definitions and a reconciliation is provided below.

The decision to refine the segment levels from three to two segments is principally based upon the Company's chief operating decision makers (“CODMs”), and how they manage the Company's operations at two segments from a consolidated basis for purposes of evaluating financial performance and allocating resources. The CODMs review separate revenue, expense and operating income (loss) information separately for its Connectivity and Content businesses. Total segment operating income provides the CODMs, investors and equity analysts a measure to analyze operating performance of each of the Company's business segments and its enterprise value against historical data and competitors' data, although historical results may not be indicative of future results (as operating performance is highly contingent on many factors, including customer tastes and preferences). All other financial information is reviewed by the CODMs on a consolidated basis.

Table of Content
Global Eagle Entertainment Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Segmental revenue, expenses and contribution profit for the three and six month periods ended June 30, 2013 and 2012 derived from the Company's Connectivity and Content segments were as follows (in thousands):

	Three Months Ended			Six Months Ended
	June 30, 2013			June 30, 2013
	Connectivity	Content	Consolidated	Connectivity	Content	Consolidated
Revenue:
Licensing	$—	$38,405	$38,405	$—	$61,709	$61,709
Service	12,379	5,678	18,057	18,673	9,550	28,223
Equipment	6,369	—	6,369	15,412	—	15,412
Total Revenue	18,748	44,083	62,831	34,085	71,259	105,344

Operating Expenses:
Cost of Sales	16,975	32,845	49,820	32,221	53,348	85,569
Contribution Profit	1,773	11,238	13,011	1,864	17,911	19,775
Other Operating Expenses			20,487			49,403
Loss from Operations			$(7,476)			$(29,628)

	Three Months Ended	Six Months Ended
	June 30, 2012	June 30, 2012
	Connectivity	Connectivity
Revenue:
Licensing	$—	$—
Service	2,604	4,683
Equipment	14,232	30,660
Total Revenue	16,836	35,343

Operating Expenses:
Cost of Sales	18,722	36,604
Contribution Loss	(1,886)	(1,261)
Other Operating Expenses	4,663	9,430
Loss from Operations	$(6,549)	$(10,691)

Revenue Recognition

The Company recognizes revenue when four basic criteria are met: persuasive evidence of a sales arrangement exists; performance of services has occurred; the sales price is fixed or determinable; and collectability is reasonably assured. The Company considers persuasive evidence of a sales arrangement to be the receipt of a signed contract. Collectability is assessed based on a number of factors, including transaction history and the credit worthiness of a customer. If it is determined that the collection is not reasonably assured, revenue is not recognized until collection becomes reasonably assured, which is generally upon receipt of cash. The Company records cash received in advance of revenue recognition as deferred revenue.

The Company extends credit to its customers. An allowance for doubtful accounts is maintained for estimated losses resulting from the inability of the Company's customers to make required payments. Management specifically analyzes the age of customer balances, historical bad debt experience, customer credit-worthiness, and changes in customer payment terms when making estimates of the collectability of the Company's trade accounts receivable balances. If the Company determines that the financial condition of any of its customers has deteriorated, whether due to customer specific or general economic issues, an increase in the allowance may be made. After all attempts to collect a receivable have failed, the receivable is written off.

Table of Content
Global Eagle Entertainment Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

For arrangements with multiple deliverables, the Company allocates revenue to each deliverable if the delivered item(s) has value to the customer on a standalone basis and, if the arrangement includes a general right of return relative to the delivered item, delivery or performance of the undelivered item(s) is considered probable and substantially in the control of the Company. The fair value of the selling price for a deliverable is determined using a hierarchy of (1) Company specific objective and reliable evidence, then (2) third-party evidence, then (3) best estimate of selling price. The Company allocates any arrangement fee to each of the elements based on their relative selling prices.

The Company's revenue is principally derived from the following services:

Connectivity

Equipment Revenue. Equipment revenue is recognized when title and risk pass to the buyer, which is generally upon shipment or destination depending on the contractual arrangement with the customer. In determining whether an arrangement exists, the Company ensures that a binding arrangement is in place, such as a standard purchase order or a fully executed customer-specific agreement. In cases where a customer has the contractual ability to accept or return equipment within a specific time frame, the Company will provide for return reserves when and if necessary, based upon historical experience.

Included in equipment revenue are certain deferred obligations that exist pursuant to the Company's contractual arrangements and typically include, but are not limited to, technical support, regulatory support, network support and installation support. These support-based arrangements are customarily bundled with the Company's contracts and are accounted for as a single unit of account. To the extent that these support services have value on a standalone basis, the Company allocates revenue to each element in the arrangement based upon their relative fair values. Fair value is determined based upon the best estimate of the selling price, and the fair value of undelivered elements is deferred and recognized over the performance or contractual period. The most significant of the deferred obligations are typically network support, which includes 24/7 operational support for the airlines, which the Company incurs significant and periodic external and internal costs to deliver on a daily basis.

Service Revenue. Service revenue includes in-flight Wi-Fi Internet services, live television, on-demand content, shopping and travel-related information. Service revenue is recognized after it has been rendered and the customer can use the service, which customarily is in the form of (i) enplanement for boarded passengers, (ii) usage by passengers, depending upon the specific contract, and (iii) other revenues such as advertising sponsorship. The Company assesses whether performance criteria have been met and whether its service fees are fixed or determinable based on a reconciliation of the performance criteria and an analysis of the payment terms associated with the transaction. The reconciliation of the performance criteria generally includes a comparison of third-party performance data to the contractual performance obligation and to internal or customer performance data in circumstances where that data is available.

When the Company enters into revenue sharing arrangements where it acts as the primary obligor, the Company recognizes the underlying revenue on a gross basis. In determining whether to report revenue gross for the amount of fees received from its customers, the Company assesses whether it maintains the principal relationship, whether it bears credit risk and whether it has latitude in establishing prices with the airlines.

In certain cases, the Company records service revenue based on available and preliminary information from its network operations. Amounts collected on the related receivables may vary from reported information based upon third party refinement of estimated and reported amounts owing that generally occurs typically within thirty days of the period end. For the three and six months ended June 30, 2012 and 2013, the difference between the amounts recognized based on preliminary information and cash collected was not material.

Content

Licensing Revenue. Content licensing revenue is principally generated through the sale or license of media content, video and music programming, applications, and video games to the airlines, and to a lessor extent through various services such as encoding and editing of media content. Revenue from the sale or license of content is recognized when the content has been delivered and the contractual performance obligations have been fulfilled, generally at the time a customer's license period begins. For certain arrangements, revenue is not recognized until the license period commences even if delivery and performance obligations have already occurred.

Services Revenue. Content services revenue, such as technical services, the encoding of video products, development of graphical interfaces or the provision of materials, are billed and recognized as services are performed.

Table of Content
Global Eagle Entertainment Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Costs of Sales

Connectivity

Connectivity costs of sales consist primarily of equipment fees paid to third party manufacturers, certain revenue recognized by the Company and shared with its customers or partners as a result of its revenue-sharing arrangements, Internet connection and satellite charges and other platform operating expenses associated with the Company's Connectivity business, including depreciation of the systems internally developed software and website development costs and hardware used to build and operate the Company's Connectivity platform, and personnel costs relating to information technology.

Content

Content costs of sales consist primarily of the costs to license or purchase media content, and direct costs to service content for the airlines.

Product Development

Product and software development costs, other than software development costs qualifying for capitalization, are expensed as incurred. Costs of computer software or websites developed or obtained for internal use that are incurred in the preliminary project and post implementation stages are expensed as incurred. Certain costs incurred during the application and development stage, which include compensation and related expenses, costs of computer hardware and software, website development costs and costs incurred in developing additional features and functionality of the services, are capitalized. The estimated useful life of costs capitalized is evaluated for each specific project. Capitalized costs are generally amortized using the straight-line method over a three year estimated useful life, beginning in the period in which the software is ready for its intended use. Unamortized amounts are included in property and equipment, net in the accompanying consolidated balance sheets. Capitalized software development costs totaled $0.4 million and $0.7 million for the three and six months ended June 30, 2013. There were no software development costs capitalized in the same periods in 2012.

The Company's product development expenditures are focused on developing new products and services, and obtaining Supplemental Type Certificates (“STCs”) as required by the Federal Aviation Administration for each model/type of aircraft prior to providing Connectivity services. To the extent that the Company is contracted to obtain STCs, and these costs are reimbursed by customers, the Company will record these reimbursements directly against its product development expenses.

Stock-Based Compensation

Stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service period, which is the vesting period, on a straight-line basis. The Company uses the Black-Scholes option pricing model to determine the grant date fair value of stock options that do not include market conditions. The Company estimates fair value of share-based awards using the Black-Scholes model. This model requires the Company to estimate the expected volatility and the expected term of the stock options which are highly complex and subjective variables. The variables take into consideration, among other things, actual and projected employee stock option exercise behavior. The Company uses a predicted volatility of its stock price during the expected life of the options that is based on the historical performance of the Company's stock price as well as including an estimate using similar companies. Expected term is computed using the simplified method as the Company's best estimate given its lack of actual exercise history. The Company has selected a risk-free rate based on the implied yield available on U.S. Treasury securities with a maturity equivalent to the expected term of the stock. Stock-based awards are comprised principally of stock options.

Stock-based awards issued to non-employees are accounted for at fair value determined using the Black-Scholes option-pricing model. Management believes that the fair value of the stock options is more reliably measured than the fair value of the services received. The fair value of each non-employee stock-based compensation award is re-measured each period until performance is completed, which is generally the vesting date.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an initial maturity of 90 days or less to be cash equivalents.

Table of Content
Global Eagle Entertainment Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

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

The Company sometimes uses derivative financial instruments such as interest rate swaps to hedge interest rate risks. These derivatives are recognized at fair value on the transaction date and subsequently remeasured at fair value. Derivatives are measured as financial assets when their fair value is positive and as financial liabilities when their fair value is negative. Gains or losses on changes in the fair value of derivatives are recognized immediately in the statement of operations as a component of other income (expense) as the do not qualify for hedge accounting.

Long-Lived Assets

The Company evaluates the recoverability of its long-lived assets with finite useful lives for impairment when events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. Such trigger events or changes in circumstances may include: a significant decrease in the market price of a long-lived asset, a significant adverse change in the extent or manner in which a long-lived asset is being used, significant adverse change in legal factors or in the business climate, including those resulting from technology advancements in the industry, the impact of competition or other factors that could affect the value of a long-lived asset, a significant adverse deterioration in the amount of revenue or cash flows we expect to generate from an asset group, an accumulation of costs significantly in excess of the amount originally expected for the acquisition or development of a long-lived asset, current or future operating or cash flow losses that demonstrate continuing losses associated with the use of a long-lived asset, or a current expectation that, more likely than not, a long-lived asset will be sold or otherwise disposed of significantly before the end of its previously estimated useful life. The Company performs impairment testing at the asset group level that represents the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. If events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable and the expected undiscounted future cash flows attributable to the asset group are less than the carrying amount of the asset group, an impairment loss equal to the excess of the asset's carrying value over its fair value is recorded. Fair value is determined based upon estimated discounted future cash flows. Through June 30, 2013, the Company has identified no such impairment loss. Assets to be disposed of would be separately presented on the balance sheets and reported at the lower of their carrying amount or fair value less costs to sell, and would no longer be depreciated or amortized.

Inventory, net

Equipment inventory. Equipment inventory, which is classified as finished goods, is comprised of individual equipment parts and assemblies and are stated at the lower of cost or market. The Company provides inventory write-downs based on excess and obsolete inventories determined primarily by future demand forecasts. The write-down is measured as the difference between the cost of the inventory and market, based upon assumptions about future demand and charged to the provision for inventory, which is a component of cost of goods sold. At the point of the loss recognition, a new, lower cost basis for that inventory is established, and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis.

At June 30, 2013 and December 31, 2012, there was approximately $6.1 million and $5.4 million, respectively, of deferred equipment costs included in inventory and other long term assets. The deferred equipment costs pertain to certain costs expended in advance of services for one airline, and are being amortized ratably over the underlying term of the agreement through 2020.

Content Library

The content library was acquired in the AIA stock purchase and was recorded at fair value. The useful life of licensed film rights within the content library corresponds to the respective period over which the film rights will be licensed and generate revenues, generally a period of one year or less. Licensed film rights are amortized ratably over their expected revenue streams. Certain film rights in the Company's portfolio may be used in perpetuity under certain conditions. The content library is tested for impairment periodically, but no less than annually. Considering the marketability of the given film right, an impairment loss is recognized as necessary. If the cash flows from the future revenue forecast of a given film right are lower than its carrying amount as of the reporting date, an impairment loss is recognized.

Subsequent to the AIA stock purchase, additions to the content library represent minimum guaranteed amounts or flat fees to acquire film rights from film studios. Amounts owed in excess of the capitalized minimum guarantees are expensed and accrued

Table of Content
Global Eagle Entertainment Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

as a liability when the Company's revenues from exploiting the film right have fully recouped the minimum guarantee based on the contractual royalty rates.

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

Upon the sale or retirement of property or equipment, the cost and related accumulated depreciation or amortization is removed from the Company's financial statements with the resulting gain or loss reflected in the Company's results of operations. Repairs and maintenance costs are expensed as incurred. In the event that property and equipment is no longer in use, the Company will record a loss on disposal of the property and equipment, which is computed as the net remaining value (gross amount of property and equipment less accumulated depreciation expense) of the related equipment at the date of disposal.

During the first half of 2013, the Company purchased and capitalized $2.1 million of Connectivity equipment, which is installed on aircrafts of a single customer to facilitate expanded services over a five-year period. The Company capitalized the costs of this equipment on its balance sheet as it retained legal title to the equipment over the five-year use period, and will amortize these costs over their five-year useful life period.

Intangible Assets and Goodwill

The Company performs valuations of assets acquired and liabilities assumed on each acquisition accounted for as a business combination, and allocates the purchase price of each acquired business to its respective net tangible and intangible assets. Acquired intangible assets principally include customer relationships, technology, and library content. The Company determines the appropriate useful life by performing an analysis of expected cash flows based on historical experience of the acquired businesses. Intangible assets are amortized over their estimated useful lives using the straight-line method which approximates the pattern in which the economic benefits are consumed.

Amortization of intangible assets with finite useful lives is recognized in the statements of operations under cost of sales.

Goodwill represents the excess of the cost of an acquired entity over the fair value of the acquired net assets. Goodwill is not amortized, instead it is tested for impairment annually on October 1st or when events or circumstances change that would indicate that goodwill might be impaired. Events or circumstances that could trigger an impairment review include, but are not limited to, a significant adverse change in legal factors or in the business climate, an adverse action or assessment by a regulator, unanticipated competition, a loss of key personnel, significant changes in the manner of the Company's use of the acquired assets or the strategy for the Company's overall business, significant negative industry or economic trends or significant under-performance relative to expected historical or projected future results of operations.

Goodwill is tested for impairment at the reporting unit level, which is one level below or the same as an operating segment. As of June 30, 2013, the Company determined that it has two reporting units, Content and Connectivity. When testing goodwill for impairment, the Company first performs a qualitative assessment to determine whether it is necessary to perform step one of a two-step annual goodwill impairment test for each reporting unit. The Company is required to perform step one only if it concludes that it is more likely than not that a reporting unit's fair value is less than its carrying value. Should this be the case, the first step of the two-step process is to identify whether a potential impairment exists by comparing the estimated fair values of the Company's reporting units with their respective book values, including goodwill. If the estimated fair value of the reporting unit exceeds book value, goodwill is considered not to be impaired, and no additional steps are necessary. If, however, the fair value of the reporting unit is less than book value, then the second step is performed to determine if goodwill is impaired and to measure the amount of impairment loss, if any. The amount of the impairment loss is the excess of the carrying amount of the goodwill over its implied fair value. The estimate of implied fair value of goodwill is primarily based on an estimate of the discounted cash flows expected to result from that reporting unit, but may require valuations of certain internally generated and unrecognized intangible assets such as the Company's software, technology, patents and trademarks. If the carrying amount of goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to the excess. As of June 30, 2013, the entire balance of goodwill of $39.9 million is attributed to the Company's Content unit.

Table of Content
Global Eagle Entertainment Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Business acquisitions and supplemental pro forma information

The Company accounts for acquisitions of businesses using the purchase method of accounting where the cost is allocated to the underlying net tangible and intangible assets acquired, based on their respective estimated fair values. The excess of the purchase price over the estimated fair values of the net assets acquired is recorded as goodwill. Determining the fair value of certain acquired assets and liabilities is subjective in nature and often involves the use of significant estimates and assumptions, including, but not limited to, the selection of appropriate valuation methodology, projected revenue, expenses and cash flows, weighted average cost of capital, discount rates, estimates of advertiser and publisher turnover rates and estimates of terminal values. Business acquisitions are included in the Company's consolidated financial statements as of the date of the acquisition.

On January 31, 2013, the Company completed the acquisition of 86% of the issued and outstanding shares of AIA, a media content distributor to the airline industry with corporate headquarters based in Munich, Germany.

Supplemental information on an unaudited pro forma basis, as if these acquisitions had been completed as of January 1, 2012, is as follows (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Revenues	$62,831	$58,989	$118,670	$118,894
Net loss	(13,638)	(19,036)	(40,682)	(31,733)
Basic and diluted net loss per share	(0.25)	(0.94)	(0.83)	(1.56)

The unaudited pro forma supplemental information is based on estimates and assumptions which the Company believes are reasonable and reflect amortization of intangible assets as a result of the acquisition. The pro forma results are not necessarily indicative of the results that have been realized had the acquisitions been consolidated as of the beginning of the periods presented. The pro forma amounts include the historical operating results of the Company, with adjustments directly attributable to the acquisition. Included in the supplemental information for the six months ended June 30, 2013 were certain one-time non-recurring fees associated with the Business Combination of approximately $34.0 million.

Deferred Revenue and Costs

Deferred revenue consists substantially of amounts received from customers in advance of the Company's performance service period and fees deferred for future support services. Deferred revenue is recognized as revenue on a systematic basis that is proportionate to the period that the underlying services are rendered, which in certain arrangements is straight-line over the remaining contractual term of an agreement.

In the event the Company sells its equipment at or below its cost, and a portion of the related equipment revenue was allocated to other elements in the arrangement, the Company will defer an equal amount of such equipment costs on its balance sheets. Deferred costs are amortized to expense concurrent with the recognition of the related revenue and the expense is included in cost of sales.

Net Income (Loss) Per Share

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

Table of Content
Global Eagle Entertainment Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Income Taxes

Deferred income tax assets and liabilities are recognized for temporary differences between the financial statement carrying amounts of assets and liabilities and the amounts that are reported in the income tax returns. Deferred taxes are evaluated for realization on a jurisdictional basis. The Company records valuation allowances to reduce deferred tax assets to the amount that is more likely than not to be realized. In making this assessment, management analyzes future taxable income, reversing temporary differences and ongoing tax planning strategies. Should a change in circumstances lead to a change in judgment about the realizability of deferred tax assets in future years, the Company will adjust related valuation allowances in the period that the change in circumstances occurs, along with a corresponding increase or charge to income. Due to the uncertainty over its ability to realize future taxable income in certain jurisdictions, the Company has recorded a valuation allowance of $45.9 million and $0.6 million against its domestic and foreign deferred tax assets as of June 30, 2013, respectively.
The Company recognizes interest and penalties related to unrecognized tax benefits in interest expense. No interest expense or penalties have been recognized as of and for the three and six months ended June 30, 2013 and 2012. The Company is subject to income taxes in the U.S. and numerous state and foreign jurisdictions in which it operates.
Fair Value Measurements

The accounting guidance for fair value establishes a framework for measuring fair value and establishes a three-level valuation hierarchy for disclosure of fair value measurement. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. The three levels are defined as follows:

•	Level 1: Observable quoted prices in active markets for identical assets and liabilities.

•
Level 2: Observable quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market.

•
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

The following tables summarize the Company's financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2013, and December 31, 2012, respectively (in thousands):

	June 30, 2013	Quotes Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Earn-out liability	$1,365	$—	$—	$1,365
Global Eagle warrants (1)	30,220	30,220	—	—
Total financial liabilities	$31,585	$30,220	$—	$1,365

(1) Includes 18,492,500 public warrants and 333,333 sponsor warrants.

Table of Content
Global Eagle Entertainment Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

	December 31, 2012	Quotes Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Series C warrants	$5,482	$—	$—	$5,482
Common stock warrants	2,696	—	—	2,696
Total financial liabilities	$8,178	$—	$—	$8,178

During the six months ended June 30, 2013, the Series C warrants and common stock warrants were reclassified into equity and transferred out of level 3 during the period.

The valuation methodology used to estimate the fair value of the financial instruments in the table above is summarized as follows:

Earn-Out Liabilities. The fair value of the earn-out liabilities were estimated by using the income approach. Based on the respective purchase agreements, management estimated best case, base case, and worst case scenarios and discounted them to a present value. The sum of the discounted weighted average probabilities was used to arrive at the fair value of the earn-out liability.

Derivative Warrants. The fair value of Global Eagle's warrants, recorded as derivative warrant liabilities, is determined by the Company using the quoted market prices for the Company's over the counter publicly traded warrants. During the three months ended June 30, 2013, the Company repurchased and retired 500,000 of the public warrants. On reporting dates where there are no active trades, the Company uses the last reported closing trade price of the warrants to determine the fair value. Income (expense) from these warrants for the three and six months ended June 30, 2013 was $(4.8) million and $(9.3) million, respectively. There was no income (expense) from these warrants in the three and six months ended June 30, 2012.

The fair values of warrants for Row 44's Series C Preferred Stock that were assumed by the Company upon the acquisition of Row 44 are determined using the Black-Scholes model, which utilizes level 3 unobservable inputs. Significant inputs used in valuing the derivatives included (i) the Company's current stock price, (ii) the Company's expected stock-price volatility, and (iii) the contractual term of the instrument. Significant increases (decreases) in any of these inputs could result in a significantly lower (higher) fair value measurement. Generally, a change in the assumption used for the contracted term is accompanied by a change in the assumption used for the risk-free rate and the expected stock volatility. During the three months ended June 30, 2013, the Series C warrants were reclassified from derivative liabilities to stockholders' equity (deficit) due to certain exercise price adjustments expiring on June 7, 2013.

Prior to June 7, 2013, the change in the value of the Series C warrants derivative liabilities was presented as a part of other income (expenses) in the accompanying statements of operations. Income (expense) from the series C warrants for the three and six months ended June 30, 2013 was $0.2 million and $(0.1) million, respectively, and $0.0 million for the three and six months ended June 30, 2012. Refer to Note 11. "Convertible, Redeemable Preferred Stock, Stock Options, Common Stock, and Warrants" section of these footnotes found in this Form 10-Q for the level 3 assumptions used in the level 3 Black-Scholes model calculations on the warrants.

The following table shows both the carrying amounts and the fair values of financial assets and liabilities not carried at fair value in the consolidated financial statements at June 30, 2013 and December 31, 2012, respectively (in thousands):

	June 30, 2013		December 31, 2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Liabilities:
Notes Payable	$8,026	$8,026	$—	$—

Notes Payable

The Company classifies the notes payable within the level 2 of the fair value hierarchy because it uses discount rates for similar credit-rated companies that are publicly available and widely observable as an input to estimate fair value. The fair value presented above is calculated based on the present value of expected principle and interest cash flows given the short term nature of its maturity.

Table of Content
Global Eagle Entertainment Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following tables present the fair value roll-forward reconciliation of level 3 assets and liabilities measured at fair value on a recurring and non-recurring basis for the six months ended June 30, 2013, and 2012, respectively (in thousands):

	Series C Warrants	Common Stock Warrants	Earn-Out Liability	Total
Balance, January 1, 2013	$5,482	$2,696	$—	$8,178
Reclassification to equity	(2,879)	(2,696)	—	(5,575)
Change in value	132	—	—	132
Elimination of Row 44 Series C-1 Preferred Warrants held by AIA	(2,735)	—	—	(2,735)
Level III Liability acquired in AIA Stock Purchase	—	—	1,365	1,365
Balance, June 30, 2013	$—	$—	$1,365	$1,365

	Series C Warrants	Common Stock Warrants	Earn-Out Liability	Total
Balance, January 1, 2012	$—	$—	$—	$—
Issuance of warrants	4,323	279	—	4,602
Change in value	—	—	—	—
Balance, June 30, 2012	$4,323	$279	$—	$4,602

Corrections to Previously Issued Financial Statements for Immaterial Errors

In connection with the Company's June 2013 quarterly-end financial close process, errors were identified related to the accounting for certain revenues, cost of sales, cost reimbursements and internally developed software for the years ended December 31, 2012, 2011, 2010, and the three months ended March 31, 2013, as well as the cumulative impact of these errors as of March 31, 2013. These errors consisted of corrections of revenue recognition pertaining to certain agreements containing multiple elements during the years ended December 31, 2012, 2011, 2010, and the three months ended March 31 2013, certain revenue and cost reimbursements pertaining to fiscal 2012 but recorded in the three months ended March 31, 2013, certain reclassifications to conform to the condensed financial statement presentation during the three months ended March 31, 2013, and certain internal use software and website development costs that were corrected for during the three months ended March 31, 2013. The Company assessed the materiality of these errors on the financial statements of prior periods in accordance with the SEC's Staff Accounting Bulletin No. 99 and Staff Accounting Bulletin No. 108, concluding that the adjustments were not material to any prior annual or interim periods, but the cumulative impact is quantitatively material to the results of operations for the three and six months ended June 30, 2013, if the entire correction was recorded in that period. Accordingly, the Company has revised the statements of operations for the years ended December 31, 2012, 2011, 2010, and the three-month period ended March 31, 2013, as well as the balance sheets at December 31, 2012, 2011, and March 31, 2013, to correct for these errors in accordance with the SEC's Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statement." The impact on the Company's statements of operations for the years ended December 31, 2012, 2011 and 2010, as well as the balance sheets at December 31, 2012, and 2011 is summarized on form 8-K/A filed with SEC on August 9, 2013.

The impact of these corrections on the Company's statements of operations for the three and six months ended June 30, 2012, and the three-month period ended March 31, 2013, as well as the balance sheet at March 31, 2013 is summarized below. These adjustments had no impact on the reported results from operations for the any periods prior to the year ended December 31, 2010 or on the net cash flows of the Company for any of the periods presented.

Table of Content
Global Eagle Entertainment Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Balance sheet as of March 31, 2013 (in thousands):

	March 31, 2013 (unaudited)
	As Previously Reported	Adjustments	As Adjusted
Assets:
Cash and cash equivalents	$135,251	$—	$135,251
Accounts receivable, net	47,059	321	47,380
Inventories, current	21,796	777	22,573
Other current assets	—	—	—
Property and equipment, net	7,907	351	8,258
Goodwill	40,301	(372)	39,929
Intangible assets, net	102,342	—	102,342
Other assets	18,477	5,051	23,528
Total assets	$373,133	$6,128	$379,261
Liabilities and Stockholders' Equity (Deficit):
Accounts payable and accrued expenses	$69,669	$—	$69,669
Deferred revenue, current	6,035	1,445	7,480
Derivative liabilities	29,181	—	29,181
Deferred revenue, non-current	—	5,242	5,242
Notes payable and accrued interest	11,092	—	11,092
Other	32,211	—	32,211
Total liabilities	148,188	6,687	154,875
Redeemable preferred stock	—	—	—
Stockholders' Equity	363,760	—	362,736
Accumulated deficit	(155,335)	(559)	(155,894)
Total stockholders' equity (deficit)	208,425	(559)	206,842
Non-controlling interest	16,520	—	16,520
Total liabilities and stockholders' equity (deficit)	$373,133	$6,128	$379,261

Table of Content
Global Eagle Entertainment Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Statements of operations for the three and six months ended June 30, 2012 and three months ended March 31, 2013 (in thousands):

	Three months ended June 30, 2012			Six months ended June 30, 2012			Three months ended March 31, 2013 (unaudited)
	As Previously Reported	Adjustments	As Adjusted	As Previously Reported	Adjustments	As Adjusted	As Previously Reported	Adjustments	As Adjusted
Revenues	$17,748	$(912)	$16,836	$37,457	$(2,114)	$35,343	$42,232	$281	$42,513
Operating Expenses:
Cost of sales	19,809	(1,087)	18,722	38,550	(1,946)	36,604	32,378	3,371	35,749
Sales and marketing	777	—	777	1,992	—	1,992	2,287	—	2,287
Product development	850	—	850	1,499	—	1,499	1,193	144	1,337
General and administrative	3,030	—	3,030	5,928	(1)	5,927	27,109	(3,050)	24,059
Amortization expense	6	—	6	12	—	12	1,233	—	1,233
Total operating expenses	24,472	(1,087)	23,385	47,981	(1,947)	46,034	64,200	465	64,665
Loss from operations	(6,724)	175	(6,549)	(10,524)	(167)	(10,691)	(21,968)	(184)	(22,152)
Other expenses (income), net	(7,224)	—	(7,224)	(10,518)	—	(10,518)	(4,835)	—	(4,835)
Loss before income taxes	(13,948)	175	(13,773)	(21,042)	(167)	(21,209)	(26,803)	(184)	(26,987)
Income tax expense	—	—	—	—	—	—	34	—	34
Net loss before non-controlling interests	(13,948)	175	(13,773)	(21,042)	(167)	(21,209)	(26,837)	(184)	(27,021)
Net loss attributable to non-controlling interests	—	—	—	—	—	—	39	—	39
Net loss	(13,948)	175	(13,773)	(21,042)	(167)	(21,209)	(26,798)	(184)	(26,982)
Cumulative preferred stock dividends and accretion	(1,772)	—	(1,772)	(3,148)	—	(3,148)	(942)	—	(942)
Net loss attributable to common stockholders	$(15,720)	$175	$(15,545)	$(24,190)	$(167)	$(24,357)	$(27,740)	$(184)	$(27,924)
Net loss per share:
Basic and diluted	$(0.77)		$(0.76)	$(1.19)		$(1.20)	$(0.64)		$(0.64)
Weighted average number of shares	20,352		20,352	20,352		20,352	43,345		43,345

Reclassification

Certain prior year amounts have been reclassified to conform to the current year presentation.

Recent Accounting Pronouncements

Effective January 1, 2013, the Company adopted recently issued accounting guidance which updates the presentation of reclassifications from comprehensive income to net income in consolidated financial statements. Under this new guidance, an entity is required to provide information about the amounts reclassified out of accumulated other comprehensive income ("AOCI") either by the respective line items of net income or by cross-reference to other required disclosures. The new guidance does not change the requirements for reporting net income or other comprehensive income in financial statements. As the new guidance relates to presentation only, the adoption did not have any effect on the Company's results of operations, financial position, or cash flows.

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

Table of Content
Global Eagle Entertainment Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

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

Note 3. Business Combination

Accounting Treatment of the Business Combination

After the closing of the Business Combination on January 31, 2013, the Business Combination was consummated, in which a merger subsidiary of GEAC merged with and into Row 44, with Row 44 surviving, and concurrently GEE acquired 86% of the issued and outstanding shares of AIA held by PAR Investment Partners L.P. (“PAR”). Row 44 is considered the acquirer for accounting purposes, and has accounted for the Row 44 Merger as a recapitalization. The AIA stock purchase is accounted for as an acquisition of a business because the Company obtained effective control of AIA. Row 44 was determined to be the acquirer based on the following facts and circumstances:

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

Since the Row 44 Merger is accounted for as a recapitalization, the assets and liabilities of Row 44 and GEAC are carried at historical cost and GEE has not recorded any step-up in basis or any intangible assets or goodwill as a result of the Row 44 Merger. Under the acquisition method, the acquisition-date fair value of the gross consideration transferred to effect the AIA Stock Purchase was allocated to the assets acquired, the liabilities assumed, and non-controlling interest based on their estimated fair values. Transaction costs of $16.4 million were attributable to the Business Combination and were recorded as reductions to the additional paid-in capital. In connection with the closing of the Row 44 Merger, Row 44 paid PAR $11.9 million under a backstop fee agreement. This was recorded as transaction costs reflected in operating results as a general and administrative expense in the period ended March 31, 2013.

The fair values set forth in the AIA Purchase Agreement were preliminary and provisional and subject to adjustment if additional information is obtained during the measurement period (a period of up to one year from the Closing Date) of this transaction that would change the fair value allocation as of the acquisition date.

The number of shares of voting and non-voting common stock of the Company issued and outstanding immediately following the consummation of the Business Combination is reflected in the unaudited consolidated statement of stockholders' equity found in this Form 10-Q. There were no additional shares of common stock of the Company issued in the period following the consummation of the Business Combination and June 30, 2013.

In the consolidated financial statements, the recapitalization of the number of shares of common stock attributable to Row 44 is reflected retroactive to December 31, 2012. Accordingly, the number of shares of common stock that was used to calculate the Company's earnings per share for all periods prior to the Business Combination was 20,352,151, which comprises the number of shares of common stock, net of treasury stock, issued to Row 44 stockholders.

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

The cash flows related to the Row 44 Merger in the Business Combination, as reported in the unaudited consolidated statements of cash flows within the investing section, is summarized as follows (in thousands):

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

The following table summarizes the provisional allocation of the AIA purchase price to the estimated fair values of the assets acquired and liabilities assumed in the AIA Stock Purchase (in thousands):

Amount
Goodwill	$39,928
Existing technology - software	2,537
Existing technology - games	12,150
IPR&D	7,210
Customer relationships	79,871
Other intangibles	2,659
Content library	15,418
Other assets acquired, net of liabilities assumed	9,771
Net assets acquired	169,544
Less: Non-controlling interests	25,287
Total consideration transferred	$144,257

As a result of the AIA Stock Purchase, a non-controlling interest was recorded on the Company's consolidated balance sheets. As of March 31, 2013 and June 30, 2013, the remaining 14% and 6%, respectively, of AIA shares was owned by others unrelated and independent of Global Eagle. The fair value of the non-controlling interest was determined based upon the fair value of AIA common stock on the closing date. Since the acquisition date, the results of AIA have been included in the Condensed Consolidated Statements of Comprehensive Loss for the five months ended June 30, 2013 in the Content segment.

Table of Content
Global Eagle Entertainment Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 4. Property, Plant, and Equipment, net

At June 30, 2013 and December 31, 2012, property, plant, and equipment, net consisted of the following (in thousands):

	June 30, 2013	December 31, 2012
Leasehold improvements	$810	$370
Furniture and fixtures	929	526
Equipment	12,615	5,942
Computer equipment	2,372	981
Computer software	1,701	155
Automobiles	145	37
Buildings	209	—
Albatross (aircraft)	385	385
Other	10	—
Total property, plant, and equipment	19,176	8,396
Accumulated depreciation	(5,077)	(3,757)
Property, plant, and equipment, net	$14,099	$4,639

Depreciation expense for property, plant, and equipment amounted to $0.7 million and $1.3 million for the three and six months ended June 30, 2013, respectively and $0.3 million and $0.5 million during the three and six months ended June 30, 2012, respectively.

Depreciation expense, including software amortization expense, by classification for the three and six months ended June 30, 2013 and 2012 is shown below (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Depreciation expense:
Cost of sales	$382	$—	$710	$—
General and administrative	320	253	588	492
Total depreciation expense	$702	$253	$1,298	$492

Note 5. Intangible Assets, net

As a result of the Business Combination, the Company acquired definite-lived intangible assets that are primarily amortized on a straight-line basis. The Company's definite-lived intangible assets have assigned useful lives ranging from 1.5 to 8.5 years (weighted average of 7.2 years). The Company had no material indefinite-lived intangible assets at December 31, 2012.

Table of Content
Global Eagle Entertainment Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Intangible assets, net at June 30, 2013, consisted of the following (in thousands):

		June 30, 2013
	Weighted Average Useful Lives	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Intangible assets:
Definite life:
Existing technology - software	8 years	$2,460	$(128)	$2,332
Existing technology - games	6 years	11,784	(818)	10,966
IPR&D	8 years	6,993	—	6,993
Customer relationships	8.5 years	79,016	(3,593)	75,423
Other	2 years	2,725	(469)	2,256
Content library	1.5 years	20,659	(5,196)	15,463
Total intangible assets		$123,637	$(10,204)	$113,433

Content library is classified on a standalone basis on the Company's June 30, 2013 condensed balance sheet. The Company expects to record amortization of the intangible assets as follows (in thousands):

Year ending December 31,	Amount
2013 (6 months ended)	$13,074
2014	23,613
2015	13,821
2016	12,841
2017	12,841
Thereafter	37,243
Total	$113,433

The Company recorded amortization expense of $6.3 million and $0.0 million during the three months ended June 30, 2013 and 2012, respectively, and $10.4 million and $0.0 million during the six months ended June 30, 2013 and 2012, respectively.

Note 6. Available For Sale (“AFS”) Securities

At March 31, 2013, the Company held $7.1 million of common stock at an unrealized gain of $1.4 million. During the three months ended June 30, 2013, the Company sold this investment for proceeds of approximately $5.9 million and recorded a realized gain of approximately $0.1 million. Unrealized gains or losses relating to AFS securities were historically accounted for by adjusting the carrying amount of the securities. An offsetting entry after the adjustment for taxes at the Company's corporate effective tax rate, when applicable, was recognized in accumulated other comprehensive income (loss).

Note 7. Commitments and Contingencies

Operating Lease Commitments

Operating lease commitments include payments on outstanding, noncancelable, operating lease obligations. The Company leases its operating facilities under noncancelable operating leases that expire through 2017. The Company also leases certain facilities and vehicles under month-to-month arrangements. Total rent expense for the three and six months ended June 30, 2013 and 2012 was $0.9 million, $1.5 million, $0.1 million, and $0.3 million, respectively. The Company is responsible for certain operating expenses in connection with these leases.

Satellite Cost Commitments

During the six months ended June 30, 2013 the Company signed four amendments to the Master Services Agreement ("MSA") with its satellite service provider to provide for satellite capacity over Russia, the North Atlantic and for expansion of its existing capacity in the US and Europe. These collective amendments increased satellite cost commitments by a total of $42.7 million over the period from June 30, 2013 through December 31, 2018. The commitment increase by period is as follows: $3.3 million

Table of Content
Global Eagle Entertainment Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

for the remainder of 2013, $9.3 million for 2014, $13.1 million for 2015, $8.4 million for 2016 and $4.3 million for each of the years 2017 and 2018. The Company expenses these satellite fees in the month the service is provided as a charge to cost of services.

Legal Matters

On December 28, 2012, Advanced Media Networks, L.L.C. filed suit in the United States District Court for the Central District of California against Row 44 and one of its customers which Row 44 has agreed to indemnify for allegedly infringing two of its patents and seeking injunctive relief and unspecified monetary damages. Both of the patents are being reexamined by the U.S. Patent & Trademark Office. Based on currently available information, the Company believes it has strong defenses and intends to defend vigorously against this lawsuit, but the outcome of this matter is inherently uncertain and could have a materially adverse effect on its Connectivity business, financial condition and results of operations. The potential range of loss related to this matter cannot be determined and as a result, no reserve has been established.

While the resolution of this matter cannot be predicted with certainty, the Company does not believe, based on current knowledge, that the outcome of the currently pending claims or legal proceedings in which the Company is currently involved will have a material adverse effect on the Company's financial statements.

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

Note 8. Related Party Transactions

PAR Backstop Fee

In connection with the closing of the Row 44 Merger, the Company paid PAR $11.9 million under a backstop fee agreement. This was recorded as transaction costs reflected in operating results as a general and administrative expense in the period ended March 31, 2013.

Administrative Services

AIA's subsidiary, Entertainment in Motion (“EIM”), rents office space belonging to a company in which AIA's management have an ownership interest. There were no unpaid lease liabilities as of June 30, 2013 and December 31, 2012. The Company recognized rent expense of $60,000, $120,000, $0, and $0 for the three and six months ended June 30, 2013 and 2012, respectively. EIM also made a loan to one of its managing directors. As of June 30, 2013, the outstanding balance was less than $0.1 million.

Table of Content
Global Eagle Entertainment Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 9. Convertible, Redeemable Preferred Stock, Stock Options, Common Stock and Warrants

Convertible, Redeemable Preferred Stock

The following is a summary of activity of Row 44's convertible, redeemable preferred stock for the six months ended June 30, 2013 (in thousands):

Row 44 Preferred Stock	Series A-1	Series A-2	Series B-1	Series B-2	Series C-1	Series C-2	Total
Balance - January 1, 2013	$9,245	$21,454	$27,488	$19,981	$24,535	$19,837	$122,540
Cumulative dividends	60	139	179	129	170	141	818
Accretion of preferred stock	—	—	—	—	57	67	124
Conversion to common stock	(9,305)	(21,593)	(27,667)	(20,110)	(24,762)	(20,045)	(123,482)
Balance - June 30, 2013	$—	$—	$—	$—	$—	$—	$—

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

Expected life (in years)	4.87
Risk-free interest rate	0.77%
Expected stock volatility	50.00%
Expected dividend yield	—%

Table of Content
Global Eagle Entertainment Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Stock option activity for six months ended June 30, 2013 is as follows:

Row 44 2011 Equity Incentive Plan	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2013	43,686,492	$0.11	7.95	$9,187
Granted	—	—	—	—
Exercised-cashless (Global Eagle)	(40,644,825)	0.11	—	—
Exercised-cash	(225,000)	0.10	—	—
Forfeited	(2,816,667)	0.10	—	—
Outstanding - January 31, 2013	—	$—	—	$—

Global Eagle Stock Option Plan	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at January 31, 2013	—	$—	—	$—
Granted	4,050,000	9.92	4.87	549,250
Exercised	—	—	—	—
Forfeited	—	—	—	—
Outstanding at June 30, 2013	4,050,000	9.92	4.68	549,250
Exercisable at June 30, 2013	25,000	10.00	4.64	9,000
Expected to vest at June 30, 2013	4,025,000	$9.92	4.68	$540,250

The following is a summary of the Company's stock options outstanding at June 30, 2013:

Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Term (in years)	Number Exercisable	Weighted Average Exercise Price
$10.00	2,325,000	4.59	25,000	$10.00
$9.87	700,000	4.99	—	—
$9.79	1,025,000	4.68	—	—
	4,050,000	4.68	25,000	$10.00

Stock-based Compensation Expense

Stock-based compensation expense related to all employee and non-employee stock-based awards was as follows for the three and six months ended June 30, 2013 and 2012 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Stock-based compensation expense:
Cost of services	$—	$—	$—	$—
Sales and marketing expenses	—	—	—	—
Product development	—	16	—	32
General and administrative	496	443	1,376	643
Total stock-based compensation expense	$496	$459	$1,376	$675

Table of Content
Global Eagle Entertainment Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Warrants

At December 31, 2012, Row 44 had issued and outstanding warrants with various investors and partners to purchase up to 84,612,107 shares of its common stock with a weighted average price of $0.08 per common share and a weighted average remaining term of 4.92 years. Excluded from these warrants were 21,173,758 shares owned by AIA and eliminated in consolidation in conjunction with the Business Combination on January 31, 2013.

The following is a summary of activity for Row 44 warrants for common stock convertible into GEE common stock for the six months ended June 30, 2013:

Row 44 Warrants for Common Stock - Upon Exercise Convertible to Global Eagle Common Stock	Number of Warrants	Weighted Average Exercise price	Weighted Average Remaining Contractual Term (in years)
Outstanding - January 1, 2013	84,612,107	$0.0801	4.92
Granted	2,414,524	—
Exercised	(65,964,131)	0.0001
Forfeited	—	—
Outstanding - January 31, 2013	21,062,500	0.3214	4.03
Granted	—	—
Exercised	—	—
Forfeited	—	—
Outstanding - June 30, 2013	21,062,500	0.3214	3.62
Exercisable at June 30, 2013	21,062,500	0.3214	3.62

In conjunction with the Business Combination and on January 31, 2013, the Company converted 21,062,500 Row 44 warrants to warrants to purchase up to 721,600 shares of Global Eagle common stock. The following is a summary of all Row 44 warrants (exercise price per warrant and number of warrants presented using the conversion ratio to Global Eagle common stock used in the Row 44 Merger) outstanding at June 30, 2013:

Weighted Average Exercise Price per Warrant (as converted)		Number of Warrants (as converted)	Weighted Average Remaining Life (in years)
Common stock warrants	$9.45	721,600	3.62
Series C Preferred stock warrants	$8.74	734,451	3.94

The following is a summary of Global Eagle warrants for the three and six months ended June 30, 2013:

Global Eagle Warrants	Number of Warrants	Weighted Average Exercise price	Weighted Average Remaining Contractual Term (in years)
Outstanding at January 31, 2013	25,992,500	$11.50	5.00
Granted	666,667	11.50
Exercised	—	—
Purchased	(500,000)	11.50
Forfeited	—	—
Outstanding and exercisable at June 30, 2013	26,159,167	$11.50	4.59

Table of Content
Global Eagle Entertainment Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following is a summary of all Global Eagle warrants outstanding at June 30, 2013:

Exercise Price per Warrant		Number of Warrants	Class of Shares	Weighted Average Remaining Life (in years)
	$11.50	18,492,500	Public Warrants	4.59
Total outstanding		18,492,500
	11.50	666,667	Sponsor Warrants	4.58
	$11.50	7,000,000	Sponsor Warrants	4.59
Total outstanding		7,666,667

During the three months ended June 30, 2013, the Company purchased and retired 500,000 Global Eagle Public Warrants for a total of $0.8 million. The Company accounted for its 18,492,500 public warrants and 333,333 of the sponsor warrants as derivative liabilities at June 30, 2013. These liabilities are subject to remeasurement at each balance sheet date until exercised, with any changes in fair value is recognized in the consolidated statements of operations. The fair value of warrants issued by the Company has been estimated using the warrants' quoted market price.

On March 29, 2013, Global Eagle Acquisition, LLC ("Sponsor") executed a waiver relating to 7,333,334 of the sponsor warrants. The waiver relates to a specific provision of the warrant agreement that provides for a reduction of exercise price of the warrants. This provision originally triggered liability accounting as discussed above and the warrants were recorded as derivative liabilities. The Company valued the warrants as of the waiver date and recorded the change in fair value of the warrants in earnings and reclassified the portion of the warrant liability of $9.9 million represented by these sponsor warrants to equity. As a result of the waiver, these sponsor warrants became equity warrants as of March 29, 2013, leaving the 18,492,500 public warrants and 333,333 of the sponsor warrants accounted for as derivative liabilities as of June 30, 2013.

Note 10. Income Taxes

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

Income tax expense for the three and six months ended June 30, 2013 and 2012 was $0.6 million, $0.6 million, $0.0 million, and $0.0 million respectively.
As of June 30, 2013, the Company has recorded a valuation allowance of $45.9 million and $0.6 million against its domestic and foreign deferred tax assets, respectively, due to the uncertainties over its ability to realize future taxable income in those jurisdictions. As of December 31, 2012, the valuation allowance on domestic and foreign deferred tax assets were $39.6 million and $0, respectively.
In connection with the acquisition of AIA, the Company recorded net deferred tax liabilities of $24.7 million.
As of June 30, 2013 and December 31, 2012, the Company had federal net operating loss carry-forwards ("NOLs") of $90.5 million and $81.0 million, respectively, and state net operating loss carry-forwards of $55.4 million and $53.1 million, respectively, which losses will begin to expire during the fiscal years ending in December 31, 2028 and 2018, respectively. These NOLs may be used to offset future taxable income, to the extent the Company generates any taxable income, and thereby reduce or eliminate future federal income taxes otherwise payable. Section 382 of the Internal Revenue Code imposes limitations on a corporation's ability to utilize NOLs if it experiences an ownership change as defined in Section 382. In general terms, an ownership change may result from transactions increasing the ownership of certain stockholders in the stock of a corporation by more than 50% over

Table of Content
Global Eagle Entertainment Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

a three year period. In the event that an ownership change has occurred, or were to occur, utilization of the Company's NOLs would be subject to an annual limitation under Section 382 as determined by multiplying the value of the Company's stock at the time of the ownership change by the applicable long-term tax-exempt rate as defined in the Internal Revenue Code. Any unused annual limitation may be carried over to later years. The Company could experience an ownership change under Section 382 as a result of events in the past in combination with events in the future. If so, the use of the Company's NOLs, or a portion thereof, against future taxable income may be subject to an annual limitation under Section 382, which may result in expiration of a portion of the NOLs before utilization. Therefore, the Company could be liable for income taxes sooner than otherwise would be true if the Company were not subject to Section 382 limitations. The Company is performing a study to determine the extent of the limitation, if any. Any carry-forwards that expire prior to utilization as a result of such limitations will be removed, if applicable, from deferred tax assets with a corresponding reduction of the valuation allowance.
As of June 30, 2013, the Company intends to reinvest the foreign earnings of its subsidiaries on an indefinite basis. As a result, deferred taxes have not been established for unremitted earnings of foreign subsidiaries.
Note 11. Notes Payable

Bank loan

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

Under the terms of the loan agreement, mandatory special loan payments are agreed under certain conditions. The provision regarding mandatory special loan payments resulted in a mandatory special loan payment of $1.4 million on June 30, 2013. As a result, the repayment period and thus the loan will now end six months earlier than originally envisioned. These special loan payments result in a reclassification of the amount of the special loan payments to the current portion of the loan.

As of June 30, 2013, the principle and accrued interest outstanding on the bank loan was $5.2 million.

Subordinated bank loan

The Company's controlled subsidiary, AIA holds a note payable of $2.6 million for mezzanine financing obtained through a financing program of Capital Efficiency Group AG, Zug, Switzerland. This financing program matures in March 2014. The interest rate is 8.8% per year. A payment of 1% must be made each year and interest of 7.8% on the principal must be paid every quarter. As of June 30, 2013, the principle and accrued interest outstanding on the note was $2.6 million.

Annuity loan

AIA is a party to a loan agreement for $1.1 million with HVB Investitionsbank GmbH, Munich, to finance investments in hardware for the technical services of The Lab.Aero, one of its subsidiaries. As of June 30, 2013, the remaining balance of the loan agreement was $0.1 million.

The balance of this loan consists of the following at June 30, 2013 and December 31, 2012 (in thousands):

	June 30, 2013	December 31, 2012
Bank loans	$51	$38
Other loans	31	—
Long-term debt	$82	$38

Table of Content
Global Eagle Entertainment Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following is a schedule, by year, of future minimum principal payments required under notes payable as of June 30, 2013 (in thousands):

Years Ending June 30,	Amount
2013 (6 months ended)	$2,088
2014	5,938
2015	—
2016	—
2017	—
Thereafter	—
Total	$8,026

Note 12. Subsequent Events

On July 1, 2013, Row 44 amended its agreement with Southwest Airlines to make live television available to Southwest passengers free of charge in exchange for a monthly fee to Row 44 and in addition to its existing service agreement with Southwest.

On July 9, 2013, the Company purchased substantially all the assets of Post Modern Edit, LLC and certain related entities (collectively, Post Modern Group or “PMG”). Pursuant to the terms of the purchase, the Company acquired the assets of PMG in exchange for approximately $10.5 million in cash, 431,734 shares of common stock and the assumption of approximately $3.4 million in debt. In addition, PMG may have the opportunity to receive an additional $5.0 million in cash if, among other things, the PMG business, combined with certain AIA businesses, achieve certain target financial milestones from the second half of 2013 through December 31, 2014.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Note Regarding Forward-Looking Statements

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our 2012 Annual Report on Form 10-K filed on March 18, 2013.

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

As a result of a number of known and unknown risks and uncertainties, our actual results or performance may be materially different from those expressed or implied by these forward-looking statements. Some factors that could cause actual results to differ include:

•
our ability to recognize the anticipated benefits of the Business Combination, which may be affected by, among other things, competition, the ability to integrate the Row 44 and AIA businesses, the ability of the combined business to grow and the ability of our executive officers to manage growth profitably;

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

•	our ability to obtain and maintain licenses for content used on legacy installed in-flight entertainment systems;

•	the loss of, or failure to realize benefits from, agreements with our airline partners;

•	the loss of relationships with original equipment manufacturers or dealers;

•	unfavorable economic conditions in the airline industry and economy as a whole;

•	our ability to compete with other in-flight connectivity service providers;

•
our ability to expand our domestic or international operations, including our ability to grow our business and or add new customers to our Connectivity business with current and potential future airline partners or successfully partner with satellite service providers, including Hughes Network Systems;

•	our reliance on third-party satellite service providers and equipment and other suppliers, including single source providers and suppliers;

•	the effects of service interruptions or delays, technology failures, material defects or errors in our software, damage to our equipment or other geopolitical restrictions;

•	the limited operating history of our connectivity and in-flight television and media products;

•	costs associated with defending pending or future intellectual property infringement actions and other litigation or claims;

•	increases in our projected capital expenditures due to, among other things, unexpected costs incurred in connection with the roll out of our technology roadmap or our international plan of expansion;

•	fluctuation in our operating results;

•	the demand for in-flight broadband Internet access services and market acceptance for our products and services;

•	changes or developments in the laws and regulations that apply to us, our businesses and our industries;

•	our ability to manage our growth in a cost-effective manner and consummate, integrate and manage acquisitions; and

•
other risks and uncertainties set forth in this Item 2 and in our Annual Report on Form 10-K for the year ended December 31, 2012 in Item 1A entitled "Risk Factors," which is incorporated herein by reference.

The following discussion and analysis of our business and results of operations for the three and six months ended June 30, 2013, and our financial conditions at that date, should be read in conjunction with the financial statements and the notes thereto included in Item 1 of this Quarterly Report on Form 10-Q. As used herein, "Global Eagle Entertainment," "GEE," "the Company," "our," "we," or "us" and similar terms include Global Eagle Entertainment Inc. and its subsidiaries, unless the context indicates otherwise.

Introduction
Management’s discussion and analysis of the financial condition and results of operations is intended to help provide an understanding our financial condition, changes in financial condition and results of operations. This discussion is organized as follows:

•
Overview of the Business Combination Transactions — GEE is the result of a Business Combination that was consummated on January 31, 2013. This section provides a general description of the Business Combination.

•
Overview of the Company’s Business — This section provides a general description of our businesses, as well as developments that have occurred in the reporting period that we believe are important in understanding our results of operations and financial condition or to disclose known trends.

•
Results of Operations — This section provides an analysis of our results of operations for the three and six months ended June 30, 2013 and 2012. This analysis is presented on both a consolidated and segment basis. In addition, a brief description is provided of significant transactions and events that have an impact on the comparability of the results being analyzed. Due to our specific situation, the presented financial information for the three and six months ended June 30, 2013 is only partially comparable to the financial information for the three and six months ended June 30, 2012. Since Row 44 was deemed the accounting acquirer in the Business Combination consummated on January 31, 2013, the presented financial information for the three and six months ended June 30, 2012 reflects the financial information and activities only of Row 44. The presented financial information for the three and six months ended June 30, 2013 includes the financial information and activities of Row 44 for the period January 1, 2013 to June 30, 2013 (182 days) as well as the financial information and activities of GEE and AIA for the period January 31, 2013 to June 30, 2013 (151 days). This lack of comparability needs to be taken into account when reading the discussion and analysis of our results of operations and cash flows.

•
Liquidity and Capital Resources — This section provides an analysis of our cash flows for the three and six months ended June 30, 2013 and 2012. Included in the discussion of outstanding debt is a discussion of the amount of financial capacity available to fund our future commitments and obligations, as well as a discussion of other financing arrangements.

Overview of the Business Combination Transaction

On February 2, 2011, Global Eagle Acquisition Corp. (“GEAC”) was formed to effect a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. On November 8, 2012, GEAC entered into an Agreement and Plan of Merger and Reorganization with Row 44 and PAR Investment Partners, L.P. ("PAR") for the acquisition of Row 44 by reverse merger and a Stock Purchase Agreement (the “AIA Stock Purchase”) with PAR for the purchase of the shares of AIA owned by PAR (collectively, the “Business Combination”). On January 31, 2013, the stockholders of GEAC approved the Business Combination, and GEAC changed its name to Global Eagle Entertainment Inc. As of the date of the Business Combination, we own all of the issued and outstanding shares of the capital stock of Row 44 and approximately 86% of the issued and outstanding shares of the capital stock of AIA.

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

Row 44 is a leading satellite-based broadband services provider to the global commercial airline industry and its passengers. Row 44’s connectivity system enables aircraft to connect to orbiting Ku-band satellites and to communicate with existing satellite ground earth stations. The Row 44 connectivity system currently provides airline passengers with WiFi based Internet access, live television, on-demand content, shopping, and flight and destination information.

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

Row 44 is the accounting acquirer in the Business Combination. Thus, the Business Combination is accounted for in a manner similar to a capital infusion in Row 44. The assets and liabilities of the Company are carried at historical cost and Row 44 will not record any step-up in basis or any intangible assets or goodwill as a result of the Business Combination. GEE holds approximately 94%, as of June 30, 2013, of the issued and outstanding shares of AIA. AIA constitutes a business, with inputs, processes, and outputs. Accordingly, the acquisition of the AIA shares constitutes the acquisition of a business for purposes of Financial Accounting Standards Board’s Accounting Standard Codification 805, ‘‘Business Combinations,’’ (" ASC 805"), and due to the change in control, is accounted for using the acquisition method.

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

Overview of the Company's Business

We are the leading full service provider of global Wi-Fi Internet connectivity, content and content-related solutions and services to the worldwide airline industry. Our principal operations and decision-making functions are located in North America and Europe. We manage and intend to report our businesses in two operating segments: Connectivity and Content. Our operating results are regularly reviewed by our chief operating decision makers by our Connectivity and Content segments, principally to make decisions about how we allocate our resources and to measure our segment and consolidated operating performance. We currently generate the vast majority of our revenue through the licensing of content and the sale of network equipment to the airlines, and to a lesser extent through our Wi-Fi and Content services to the airline industry. Our chief operating decision makers regularly review revenue and contribution profit on a segment basis, and consolidated results of operating expenses and pre-tax income or loss for each of our operating segments in order to gain more depth and understanding of the key business metrics driving our business. Accordingly, we report these segments separately.

Connectivity

Our Connectivity service offering provides airline partners and their passengers Wi-Fi connectivity over Ku-band satellite transmissions. We deliver our Connectivity services through our wholly owned subsidiary, Row 44, which combines specialized network equipment, media applications and premium content services that allow airline passengers to access in-flight Internet, live television, on-demand content, shopping and travel-related information. In the near future, we expect to deliver additional content to airline passengers and other desired communication services, and to provide airlines with valuable aircraft operations data and applications. Row 44 was formed in 2004, its Wi-Fi connectivity system was first deployed by a domestic commercial airline in 2009 and its broadband services were fully operational in 2010. Currently installed on more than 475 aircraft, we have outfitted and supported the largest fleet of in-flight entertainment and connectivity connected aircraft capable of operating over land and sea. Following the completion of the development of a licensed and operational in-flight broadband system in 2010, Row 44 commenced the installation of its equipment on the aircraft of Southwest Airlines and began to generate revenues from operations.

Our Connectivity business generates revenues from the following sources:

•	sale and corresponding support of Row 44's connectivity equipment to its commercial airline customers;

•	fees paid by airlines and/or airline passengers for the delivery of in-flight services, such as Internet access and live television;

•	advertising sponsorships; and

•	revenue sharing arrangements with commercial airlines for Internet based services used by their passengers, such as shopping.

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

Content

Our Content service offering selects, manages, and distributes wholly-owned and licensed media content, video and music programming, applications, and video games to the airline industry through its majority-owned subsidiary, AIA. Our Content operations primarily focus on:

•	acquiring in-flight entertainment licenses for both film and television productions, and marketing such distribution rights to airlines or others;

•	making content available for in-flight entertainment systems and all associated services; and,

•	services ranging from selection, purchase, production and technical adjustment of content to customer support in connection with the integration and servicing of in-flight entertainment programs;

Programmers in Content operations choose movies, TV and audio programs relevant and appropriate for each individual airline. The technical services in Content operations include encoding, editing and meta-data services accomplished in-house in technical facilities located in Singapore, Auckland (New Zealand) and El Segundo (California). In these technical facilities our Content operations also provide a full range of tailored digital production solutions including corporate videos, safety videos, animated video content, podcasts and broadcast quality radio shows.

Our Content services also include the development of graphical user interfaces for a variety of in-flight entertainment applications, database management related to the overall management of in-flight entertainment and both the technical integration of content and the operation of the varied content management systems found on commercial aircraft across the globe. With over 100 airline customers and a catalog of over 180 game titles, we have the largest market share in international in-flight gaming content. Creative teams work to produce casual games customized to suit the in-flight environment. We also acquire multi-year licenses from reputable game publishers to adapt third party branded games and concepts for in-flight use from partners such as Disney, EA, Popcap, Tetris, Namco Bandai, DK and Berlitz. Our Content services include cultural expertise to adapt the software it delivers to the language and cultural specificities of each airline client's passenger demographics. In addition, our Content operation develops software applications for the next generation of in-flight entertainment systems, including interactive electronic menus and magazines.

We are also a leading provider of Asian content, Indian content and content from independent studios in the U.S for in-flight entertainment systems around the world. From time-to-time, we may also acquire film distribution rights at the funding stage or the pre-production stage and therefore bear certain economic risk that the respective film is not a success in the market.

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

On April 25, 2013, the Company filed a Form S-3 Registration Statement (the “Shelf Registration”) for the offer and sale of up to 15,000,000 shares of the Company's common stock. Pursuant to the Plan of Distribution for the shares described in the Shelf Registration, the Company may sell the registered shares in one or more transactions over a period of time. The Shelf Registration has not yet been declared effective by the SEC.

On July 1, 2013, Row 44 amended its agreement with Southwest Airlines to make live television available to Southwest passengers free of charge in exchange for a monthly fee to Row 44.

On July 9, 2013, we completed the purchase (the “PMG Purchase”) of substantially all the assets of Post Modern Edit, LLC and certain related entities (collectively, "Post Modern Group" or “PMG”). Pursuant to the terms of the PMG Purchase, we acquired the assets of PMG in exchange for approximately $10.5 million in cash, 431,734 shares of our common stock and the assumption of approximately $3.4 million in debt. In addition, PMG will have the opportunity to receive an additional $5.0 million in cash if, amongst other things, the PMG business, combined with certain AIA businesses, achieve certain target financial milestones from the second half of 2013 through December 31, 2014.

For the six months ended June 31, 2013 and 2012, we reported revenue of $105.3 million and $35.3 million, respectively. For the three and six months ended June 30, 2013, our Content segment accounted for 70% and 68% of our total revenue, respectively, and our Connectivity segment accounted for 30% and 32%, respectively.

Opportunities, Challenges and Risks

For the six months ended June 30, 2013, we derived the majority of our revenue through the licensing of content in connection with our Content offerings, and secondarily from equipment and Wi-Fi Internet service from our Connectivity business. Historically and for the three and six months ended June 30, 2013, the majority of our equipment and Wi-Fi Internet service revenues were generated by two airlines. For the six months ended June 30, 2013 and 2012, these airlines accounted for substantially all of our consolidated Connectivity revenue.

We believe our operating results and performance are driven by various factors that affect the commercial airline industry, including general macroeconomic trends affecting the travel industry, trends affecting our target user base, regulatory changes, competition and the rate of passenger adoption of our services, as well as factors that affect Wi-Fi Internet service providers in general. Growth in our Content and Connectivity businesses is principally dependent upon the number of airlines that implement our services, our ability to negotiate favorable economic terms with our customers and partners, and the number of passengers who use our services. Growth in our margins is dependent on our ability to manage the costs associated with implementing and operating our services, including the costs of licensing and distributing content, equipment and satellite service. Our ability to attract and retain new and existing customers will be highly dependent on our abilities to implement our services on a timely basis and continually improve our network and operations as technology changes and as we experience increased network capacity constraints as we continue to grow.

As technology continues to evolve, we believe that there are opportunities to expand our services by adding more content in a greater variety of formats. Currently, our Content and Connectivity businesses are separate platforms; however, we believe there is an opportunity to diversify our revenue long-term by cross leveraging these services, including offering a greater variety of premium paid content across our Connectivity platform. For example, we acquired AIA, and more recently PMG, to accelerate our paid premium content opportunity. In addition, we expect to realize significant cost savings as we begin to integrate the operations of Row 44, AIA and PMG, which we plan to commence during the first half of 2014.

We are significantly dependent on certain key suppliers. The Connectivity segment purchases its satellite bandwidth from a single supplier, which also provides us with certain equipment and servers required to deliver the satellite stream, rack space at the supplier's data centers to house the equipment and servers and network operations service support. We also purchase radomes, satellite antenna systems and rings from single suppliers. Any interruption in supply from these significant vendors could have a material impact on our ability to provide connectivity services to airline customers.

Our consolidated cost of sales, the largest component of our operating expenses, can vary from period to period, particularly as a percentage of revenue, based upon the mix of the underlying equipment and service revenues we generate. In the near term, we expect that the period-over-period growth in our Connectivity revenue will exceed the growth in our Content revenue, which would typically provide for lower operating margins. However, we do expect that our costs of sales as a percentage of our revenue will improve in the second half of 2013 compared to 2012 largely due to the expected growth of our live TV product.

In connection with our Business Combination in the first quarter of 2013, we assumed approximately $22.0 million of accrued expense obligations and incurred an incremental $12.0 million in one-time fees associated with the transaction. We further expect to incur between $5.0 to $6.0 million of additional operating expenses related to the addition of personnel, professional fees and systems to build our infrastructure to support our public company compliance and certain corporate alignment initiatives in the latter half of 2013. We believe that these factors will constrain our operating margin growth in the short-term as we increase our investment in new business initiatives, such as our recent acquisition of PMG, to support future growth.

For the six months ended June 30, 2013, a substantial amount of our Connectivity revenue was derived from airlines located in the United States. While our Connectivity revenue is primarily generated through airlines based in the United States today, we believe that there is an opportunity in the longer term for us to significantly expand our Connectivity business and revenue to airlines based in countries outside of the United States. More recently, we began installing our Connectivity services on two airlines based in Russia. In July 2013, we announced a partnership with China Telecom Communications Co., LTD to jointly work to expand our Connectivity services within the People's Republic of China. We plan to further expand our Connectivity operations internationally to address this opportunity. As we expand our business internationally, we may incur additional expenses associated with this growth initiative.

Basis of Presentation

This analysis is presented on a consolidated basis. In addition, a brief description is provided of significant transactions and events that have an impact on the comparability of the results being analyzed. Due to our specific situation, the presented financial information for the three and six months ended June 30, 2013 is only partially comparable to the financial information for the three and six months ended June 30, 2012. Since Row 44 is the accounting acquirer in the Business Combination consummated on January 31, 2013, the presented financial information for the three and six months ended June 30, 2012 reflects the financial information and activities of Row 44 only. The presented financial information for the three and six months ended June 30, 2013 includes the financial information and activities of Row 44 for the period January 1, 2013 to June 30, 2013 (182 days) as well as the financial information and activities of the Company and AIA for the period January 31, 2013 to June 30, 2013 (151 days). This lack of comparability needs to be taken into account when reading the discussion and analysis of our results of operations and cash flows. Furthermore, the presented financial information for the three and six months ended June 30, 2013 also contain other one-time costs that are directly associated with the Business Combination such as professional fees to support the Company's new and complex legal, tax, statutory and reporting requirements of the Company post Business Combination.

Revenue

Our revenue is derived from our Content and Connectivity offerings.

Connectivity

We currently generate substantially all of our Connectivity revenue through the sale of equipment, and to a lesser extent through our Wi-Fi Internet and related service offerings. Our equipment revenue is based on the sale and corresponding support of Row 44's connectivity equipment to its commercial airline customers. Our service revenue is based on the fees paid by airlines and/or airline passengers for the delivery of in-flight services, such as Internet access and live television, and to a lesser extent from revenue sharing arrangements with commercial airlines for Internet based services used by their passengers, such as shopping.

Where we enter into revenue sharing arrangements with our customers, and we act as the primary obligor, we report the underlying revenue on a gross basis in our consolidated statements of operations, and record these revenue-sharing payments to our customers in costs of sales. In determining whether to report revenue gross for the amount of fees received from our customers, we assess whether we maintain the principal relationship, bear credit risk and have latitude in establishing prices with the airlines.

Included in our Connectivity service revenue are periodic service level credits, which vary from airline to airline and are based on the contracted service levels we provide over any given period.

Content

A significant amount of our Content revenue is generated from licensing of acquired and third party media content, video and music programming, applications, and video games to the airline industry, and secondarily from services ranging from selection, purchase, production, customer support and technical adjustment of content in connection with the integration and servicing of in-flight entertainment programs. Our Content licensing revenue is based upon individual licensing agreements with the airlines to deliver and air content over specified terms. Content services revenue, such as technical services, the encoding of video products, development of graphical interfaces or the provision of materials, is priced on specific services contracted for and recognized as services are performed.

Operating Expenses

Operating expenses consist of equipment and costs of services, sales and marketing, product development, general and administrative, and amortization of intangible assets. Included in our operating expenses are stock based compensation and depreciation expenses associated with our capital expenditures.

Costs of Sales

Connectivity Cost of Sales

Connectivity cost of sales consists of the costs of our equipment and services.

Equipment. Equipment costs of sales are substantially comprised of the costs paid to procure our equipment for services. Equipment costs are principally comprised of the costs we pay to third parties to facilitate our equipment orders, and are originally classified as inventory on our balance sheets upon receipt of goods. Upon sale, equipment costs of sales are recorded when title and risk of loss pass to the customer, which is aligned with our equipment revenue recognition. As we near the completion of equipping the Southwest airline fleet for our services, we expect that equipment costs of sales will decline in the second half of 2013 as compared to the same period in 2012.

Services. Service costs of sales principally consist of the costs of satellite service and support, revenue recognized by us and shared with others as a result of our revenue-sharing arrangements, Internet connection and co-location charges and other platform operating expenses including depreciation of the systems and hardware used to build and operate our platform; personnel costs related to our network operations, customer service and information technology. As we continue to build out our Connectivity services platform and expand our satellite coverage globally, we anticipate that our service costs will increase in 2013 when compared to 2012. Our service costs of sales are dependent on a number of factors, including the amount of satellite coverage and bandwidth required to operate our services and the number of partners we share our corresponding revenue with.

Content Cost of Sales

Content cost of sales principally consist of licensing fees paid to acquire content rights for the airline industry, and to a lessor extent service and personnel costs to support our Content business.

Sales and Marketing

Sales and marketing expenses consist primarily of sales and marketing personnel costs, sales support, public relations, advertising, marketing and general promotional expenditures. Fluctuations in our sales and marketing expenses are generally the result of our efforts to support the growth in our businesses, including expenses required to support the expansion of our direct sales force. We currently anticipate that our sales and marketing expenses will continue to increase in the near term as a percent of revenue as we continue to grow our sales and marketing organizations and invest in marketing activities to support the growth of our businesses.

Product Development

Product development expenses consist primarily of expenses incurred in our software engineering, product development and web portal design activities and related personnel costs. Fluctuations in our product development expenses are generally the result of hiring personnel to support and develop our platform, including the costs to further develop our Connectivity platform and network operations. We currently anticipate that our product development expenses will increase as we continue to hire more product development personnel and further develop our products and offerings to support the growth of our business, but remain relatively flat as a percentage of revenue compared to 2013.

General and Administrative

General and administrative expenses consist primarily of personnel costs from our executive, legal, finance, human resources and information technology organizations and facilities related expenditures, as well as third party professional fees, insurance and bad debt expenses. Professional fees are largely comprised of outside legal, accounting audit and information technology consulting. During the three and six months ended June 30, 2012 and 2013, our allowance for doubtful accounts and bad debt expense were not significant and we expect that this trend will continue in the near term. During the first quarter of 2013, we incurred approximately $12.0 million in one time professional fees associated with the combination of our businesses. For the second half of 2013, we expect to increase certain personnel costs and professional fees related to merger and acquisition activities, including the most recent acquisition of PMG in July 2013, our efforts to support public company compliance and efforts to create synergies between our businesses. As we continue to expand our business we anticipate general and administrative expenses will increase at a higher rate than our projected revenue growth in 2013 when compared to 2012.

Amortization of Intangibles

The Company determines the appropriate useful life of intangible assets by performing an analysis of expected cash flows based on its historical experience of intangible assets of similar quality and value. We expect amortization expense to fluctuate in the near term as we increase identifiable intangible assets acquired in the PMG acquisitions in July 2013. Amortization as a percentage of revenue will depend upon a variety of factors, such as the amounts and mix of our identifiable intangible assets acquired in business combinations.

Stock-based Compensation

Included in our operating expenses are expenses associated with stock-based compensation, which are allocated and included in costs of sales, sales and marketing, product development and general and administrative expenses as necessary. Stock-based compensation expense is largely comprised of costs associated with stock options granted to employees and certain non-employees. We record the fair value of these equity-based awards and expense at their cost ratably over related vesting periods. In addition, stock-based compensation expense includes the cost of warrants to purchase common and preferred stock issued to certain non-employees.

As of June 30, 2013, we had approximately $15.4 million of unrecognized employee related stock-based compensation, net of estimated forfeitures, which we expect to recognize over a weighted average period of approximately 3.7 years. Stock-based compensation expense is expected to increase throughout the year ended 2013 as compared to 2012 as a result of our existing unrecognized stock-based compensation and as we issue additional stock-based awards to continue to attract and retain employees and non-employee directors.

Other Income (Expense)

Other income (expense) principally consists of changes in the fair value of our derivative financial instruments, interest on outstanding debt associated with our foreign notes payable and interest income on interest earned on cash balances and short-term investments and transaction gains and losses on foreign currency denominated assets and liabilities. We typically invest our available cash balances in money market funds and short-term United States Treasury obligations. We expect our transaction gains and losses will vary depending upon movements in underlying currency exchange rates, and could become more significant with the acquisition of AIA in January 2013.

Provision for Income Taxes

Since our inception, we have been subject to income taxes principally in the United States, and more recently and with the acquisition of AIA in January 2013, in other countries where we have legal presence, including Germany, the United Kingdom, the Netherlands, Canada, China, India and the United Arab Emirates. We anticipate that as we expand our operations outside the United States, we will become subject to taxation based on the foreign statutory rates and our effective tax rate could fluctuate accordingly.

Income taxes are computed using the asset and liability method, under which deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

We currently believe that based on the available information, it is more likely than not that some of our deferred tax assets will not be realized, and accordingly we have recorded a valuation allowance against certain of our federal, state and foreign deferred tax assets. As of December 31, 2012, we had approximately $81.0 million of federal and $53.1 million of state operating loss carry-forwards available to offset future taxable income which expire in varying amounts beginning in 2028 for federal and 2018 for state purposes if unused. Federal and state laws impose substantial restrictions on the utilization of net operating loss and tax credit carry-forwards in the event of an “ownership change,” as defined in Section 382 of the Internal Revenue Code of 1986, as amended, or the Internal Revenue Code. Currently, we expect the utilization of our net operating loss and tax credit carry-forwards in the near term to be affected by certain limitations placed on these carry-forwards as a result of our previous ownership changes with PAR Capital.

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures. We evaluate our estimates and assumptions on an ongoing basis. Our estimates are based on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Our actual results could differ from these estimates.

We believe that the assumptions and estimates associated with our revenue recognition, accounts receivable and allowance for doubtful accounts, capitalization and useful lives associated with our intangible assets, including our internal software and website development and content costs, income taxes, derivative financial instruments, stock-based compensation and the recoverability of our goodwill and long-lived assets, have the greatest potential impact on our consolidated financial statements. Therefore, we consider these to be our critical accounting policies and estimates.

Revenue Recognition

We recognize revenue when four basic criteria are met: persuasive evidence of a sales arrangement exists; performance of services has occurred; the sales price is fixed or determinable; and collectability is reasonably assured. We consider persuasive evidence of a sales arrangement to be the receipt of a signed contract. Collectability is assessed based on a number of factors, including transaction history and the credit worthiness of a customer. If it is determined that collection is not reasonably assured, revenue is not recognized until collection becomes reasonably assured, which is generally upon receipt of cash. We record cash received in advance of revenue recognition as deferred revenue.

We have determined, amongst other criteria, that we are the primary obligor in the fulfillment of our Connectivity and Content services. As a result, we report revenue on a gross basis in our consolidated statements of operations for both segments.

Connectivity

Connectivity Equipment Revenue
Connectivity equipment revenue is generated as title and risk of our equipment sales pass to our customers, which is generally upon shipment or destination depending on the contractual arrangement with the customer. In determining whether an arrangement exists, we ensure that a binding arrangement is in place, such as a standard purchase and order or a fully executed customer-specific agreement. In cases where a customer has the contractual ability to accept or return equipment within a specific timeframe, we will provide for return reserves when and if necessary, based upon historical experience.

Connectivity Service Revenue
Our Connectivity service revenue includes in-flight Wi-Fi Internet services, live television, on-demand content, shopping and travel-related information. Service revenue is recognized after it has been rendered and the customer can use the service, which customarily are in the form of (i) enplanement for boarded passengers or (ii) usage by passengers, depending upon the specific contract.

Content

Content Licensing Revenue
Content licensing revenue is principally generated through the sale or license of media content, video and music programming, applications, and video games to the airlines, and to a lessor extent through various services such as encoding and editing of media content. Revenue from the sale or license of content is recognized when the content has been delivered and the contractual performance obligations have been fulfilled, generally at the time a customer's license period begins.

Content Services Revenue
Content services revenue, such as technical services or the provision of materials, is billed and recognized as services are performed.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable primarily consist of amounts due from airlines or third parties who we provide services to, including our Connectivity and Content related services, advertising services through our platform and sales of our equipment. Accounts receivable from these providers are recorded we earn the underlying revenue, and are generally due within 30 to 45 days from the month-end in which the invoice is generated.

We maintain an allowance for doubtful accounts to reserve for potentially uncollectible receivables from our customers based on our best estimate of the amount of probable losses from existing accounts receivable. We determine the allowance based on analysis of historical bad debts, advertiser concentrations, advertiser credit-worthiness and current economic trends. In addition, past due balances over 90 days and specific other balances are reviewed individually for collectability on at least a quarterly basis.

Goodwill

Goodwill represents the excess of the cost of an acquired entity over the fair value of the acquired net assets. Beginning in 2013, and in conjunction with the acquisitions of AIA in January 2013 and PMG in July 2013, we will test goodwill for impairment annually on October 1st of our fiscal year or when events or circumstances change that would indicate that goodwill might be impaired. Events or circumstances that could trigger an impairment review include, but are not limited to, a significant adverse change in legal factors or in the business climate, an adverse action or assessment by a regulator, unanticipated competition, a loss of key personnel, significant changes in the manner of our use of the acquired assets or the strategy for our overall business, significant negative industry or economic trends or significant underperformance relative to expected historical or projected future results of operations.

Goodwill is tested for impairment at the reporting unit level, which is one level below or the same as an operating segment. In accordance with amended FASB guidance for goodwill impairment testing, we will perform a qualitative assessment for our reporting units which management estimates each have fair values that significantly exceed their respective carrying values. For each reporting unit, we will weigh the relative impact of factors that are specific to the reporting unit as well as industry and macroeconomic factors. The reporting unit specific factors that we will consider will include financial performance and changes to the reporting units' carrying amounts. For each reporting unit, we will consider assumptions about sales, operating margins, and growth rates which are based on our forecasts, business plans, economic projections, anticipated future cash flows and marketplace data. We will also assess the impact of macroeconomic factors on the discount rates and growth rates used for the most recent impairment tests, and determine if they would significantly affect the fair value of our reporting units. As of June 30, 2013, the Company concluded that for each of its reporting units, it is more likely than not that the fair value of each reporting unit exceeds its carrying amount and that it was therefore unnecessary to perform any additional impairment tests as of such date.

Useful Lives Associated with our Intangible Assets, including Internal Software and Website Development Costs

We have capitalized certain identifiable intangible assets acquired in connection with business combinations and we use valuation techniques to value these intangibles assets, with the primary technique being a discounted cash flow analysis. A discounted cash flow analysis requires us to make various judgmental assumptions and estimates including projected revenues, operating costs, growth rates, useful lives and discount rates. Beginning in the first half of 2013, we also began capitalizing our internally developed software and platform development costs during their development phase.

We amortize our intangible assets acquired through business combinations on a straight-line basis over the period in which the underlying economic benefits are expected to be realized. Internally developed software and website development costs are depreciated on a straight-line basis over their estimated three year useful life, which is generally no greater than three years.

Recoverability of Long-lived Assets

We evaluate the recoverability of our intangible assets, and other long-lived assets with finite useful lives for impairment when events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. These trigger events or changes in circumstances include, but are not limited to a significant decrease in the market price of a long-lived asset, a significant adverse change in the extent or manner in which a long-lived asset is being used, significant adverse changes in legal factors, including changes that could result from our inability to renew or replace material agreements with certain of our partners such as Southwest on favorable terms, significant adverse changes in the business climate including changes which may result from adverse shifts in technology in our industry and the impact of competition, a significant adverse deterioration in the amount of revenue or cash flows we expect to generate from an asset group, an accumulation of costs significantly in excess of the amount originally expected for the acquisition or development of a long-lived asset, current or future operating or cash flow losses that demonstrates continuing losses associated with the use of our long-lived asset, or a current expectation that, more likely than not, a long-lived asset will be sold or otherwise disposed of significantly before the end of its previously estimated useful life. We perform impairment testing at the asset group level that represents the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. In making this determination, we consider the specific operating characteristics of the relevant long-lived assets, including (i) the nature of the direct and any indirect revenues generated by the assets; (ii) the interdependency of the revenues generated by the assets; and (iii) the nature and extent of any shared costs necessary to operate the assets in their intended use. An impairment test would be performed when the estimated undiscounted future cash flows expected to result from the use of the asset group is less than its carrying amount. Impairment is measured by assessing the usefulness of an asset by comparing its carrying value to its fair value. If an asset is considered impaired, the impairment loss is measured as the amount by which the carrying value of the asset group exceeds its estimated fair value. Fair value is determined based upon estimated discounted future cash flows. The key estimates applied when preparing cash flow projections relate to revenues, operating margins, economic life of assets, overheads, taxation and discount rates. To date, we have not recognized any such impairment loss associated with our long-lived assets.

Income Taxes

We account for our income taxes using the liability and asset method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in our financial statements or in our tax returns. In estimating future tax consequences, generally all expected future events other than enactments or changes in the tax law or rates are considered. Deferred income taxes are recognized for differences between financial reporting and tax bases of assets and liabilities at the enacted statutory tax rates in effect for the years in which the temporary differences are expected to reverse. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. We evaluate the realizability of our deferred tax assets and valuation allowances are provided when necessary to reduce deferred tax assets to the amounts expected to be realized.

We operate in various tax jurisdictions and are subject to audit by various tax authorities. We provide tax contingencies whenever it is deemed probable that a tax asset has been impaired or a tax liability has been incurred for events such as tax claims or changes in tax laws. Tax contingencies are based upon their technical merits, and relevant tax law and the specific facts and circumstances as of each reporting period. Changes in facts and circumstances could result in material changes to the amounts recorded for such tax contingencies.

We recognize a tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such positions are then measured based on the largest benefit that has a greater than 50% likelihood of being realized upon settlement. We recognize interest and penalties accrued related to unrecognized tax benefits in our income tax (benefit) provision in the accompanying statements of operations.

We calculate our current and deferred tax provision based on estimates and assumptions that could differ from the actual results reflected in income tax returns filed in subsequent years. Adjustments based on filed returns are recorded when identified. The amount of income taxes we pay is subject to ongoing audits by federal, state and foreign tax authorities. Our estimate of the potential outcome of any uncertain tax issue is subject to management's assessment of relevant risks, facts, and circumstances existing at that time. To the extent that our assessment of such tax positions changes, the change in estimate is recorded in the period in which the determination is made.

Derivative Financial Instruments

Derivative financial instruments include certain warrants to purchase shares of our stock that are accounted for on a fair value basis. Embedded derivative instruments subject to bifurcation are also accounted for on a fair value basis. The period to period change in fair value of derivatives is recorded through earnings. Cash flows from embedded derivatives subject to bifurcation are reported consistently with the host contracts within the statements of cash flows. Cash flows from other derivatives are reported in cash flows from investing activities within the statements of cash flows.

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

Stock-based Compensation

We measure and recognize compensation expense for all share-based payment awards made to employees and directors based on the grant date fair values of the awards. For stock option awards to employees with service and/or performance based vesting conditions, the fair value is estimated using the Black-Scholes option pricing model. The value of an award that is ultimately expected to vest is recognized as expense over the requisite service periods in our consolidated statements of operations. We elected to treat share-based payment awards, other than performance awards, with graded vesting schedules and time-based service conditions as a single award and recognize stock-based compensation expense on a straight-line basis (net of estimated forfeitures) over the requisite service period. Stock-based compensation expenses are classified in the statement of operations based on the department to which the related employee reports. Our stock-based awards are comprised principally of stock options.

We account for stock options issued to non-employees in accordance with the guidance for equity-based payments to non-employees. Stock option awards to non-employees are accounted for at fair value using the Black-Scholes option pricing model. Our management believes that the fair value of stock options is more reliably measured than the fair value of the services received. The fair value of the unvested portion of the options granted to non-employees is re-measured each period. The resulting increase in value, if any, is recognized as expense during the period the related services are rendered.

The Black-Scholes option pricing model requires management to make assumptions and to apply judgment in determining the fair value of our awards. The most significant assumptions and judgments include estimating the fair value of our underlying stock, the expected volatility and the expected term of the award. In addition, the recognition of stock-based compensation expense is impacted by estimated forfeiture rates.

Because our common stock was not publicly traded since our inception through January 2013, we estimated the expected volatility of our awards from the historical volatility of selected public companies within the technology industry with comparable characteristics to us, including similarity in size, lines of business, market capitalization, revenue and financial leverage. From our inception through June 30, 2013, the weighted average expected life of options was calculated using the simplified method as prescribed under guidance by the SEC. This decision was based on the lack of relevant historical data due to our limited experience and the lack of an active market for our common stock. The risk free interest rate is based on the implied yield currently available on U.S. Treasury issues with terms approximately equal to the expected life of the option. The expected dividend rate is zero based on the fact that we currently have no history or expectation of paying cash dividends on our common stock. The forfeiture rate is established based on the historical average period of time that options were outstanding and adjusted for expected changes in future exercise patterns.

Results of Operations

The following table sets forth the Company’s operating results for the three and six months ended June 30, 2013 as compared to the three and six months ended June 30, 2012 (in thousands):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2013	2012	% Change	2013	2012	% Change
Revenue	$62,831	$16,836	273%	$105,344	$35,343	198%
Operating expenses:
Cost of sales	49,820	18,722	166%	85,569	36,604	134%
Sales and marketing expenses	2,399	777	209%	4,686	1,992	135%
Product development	2,327	850	174%	3,664	1,499	144%
General and administrative	12,745	3,030	321%	36,804	5,927	521%
Amortization of intangible assets	3,016	6	n/a	4,249	12	n/a
Total operating expenses	70,307	23,385	201%	134,972	46,034	193%
Loss from operations	(7,476)	(6,549)	14%	(29,628)	(10,691)	177%
Other income (expense), net	(4,994)	(7,224)	(31)%	(9,829)	(10,518)	(7)%
Loss before income taxes	(12,470)	(13,773)	(9)%	(39,457)	(21,209)	86%
Income tax expense	(559)	—	n/a	(593)	—	n/a
Net loss	(13,029)	(13,773)	(5)%	(40,050)	(21,209)	89%
Cumulative preferred stock dividends & non-controlling interests	—	(1,772)	(100)%	(942)	(3,148)	(70)%
Net loss attributable to common stockholders	$(13,029)	$(15,545)	(16)%	$(40,992)	$(24,357)	68%

Depreciation expense included in the above line items (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Cost of sales	$382	$—	$710	$—
General and administrative	320	253	588	492
Total depreciation expense	$702	$253	$1,298	$492

Stock-based compensation expense included in the above line items (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Cost of sales	$—	$—	$—	$—
Sales and marketing expenses	—	—	—	—
Product development	—	16	—	32
General and administrative	880	443	1,376	643
Total stock-based compensation expense	$880	$459	$1,376	$675

The following table sets forth the Company’s operating results as a percentage of revenue for the three and six months ended June 30, 2013 as compared to the three and six months ended June 30, 2012:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Revenue	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Cost of sales	79.3%	111.2%	81.2%	103.6%
Sales and marketing expenses	3.8%	4.6%	4.4%	5.6%
Product development	3.7%	5.0%	3.5%	4.2%
General and administrative	20.3%	18.0%	34.9%	16.8%
Amortization of intangible assets	4.8%	—%	4.0%	—%
Total operating expenses	111.9%	138.9%	128.1%	130.2%
Loss from operations	(11.9)%	(38.9)%	(28.1)%	(30.2)%
Other income (expense), net	(7.9)%	(42.9)%	(9.3)%	(29.8)%
Loss before income taxes	(19.8)%	(81.8)%	(37.5)%	(60.0)%
Income tax expense	(0.9)%	—%	(0.6)%	—%
Net loss	(20.7)%	(81.8)%	(38.0)%	(60.0)%
Cumulative preferred stock dividends & non-controlling interests	—%	(10.5)%	1.0%	(8.9)%
Net loss attributable to common stockholders	(20.7)%	(92.3)%	(38.0)%	(68.9)%

Three Months Ended June 30, 2013 as Compared to Three Months Ended June 30, 2012

The following table sets forth the Company's operating results by segment for the three months ended June 30, 2013 as compared to the three months ended June 30, 2012 (in thousands):

	Three Months Ended			Three Months Ended
	June 30, 2013			June 30, 2012
	Connectivity	Content	Consolidated	Connectivity	Content	Consolidated
Revenue:
Licensing	$—	$38,405	$38,405	$—	$—	$—
Service	12,379	5,678	18,057	2,604	—	2,604
Equipment	6,369	—	6,369	14,232	—	14,232
Total Revenue	18,748	44,083	62,831	16,836	—	16,836

Operating Expenses:
Cost of Sales	16,975	32,845	49,820	18,722	—	18,722
Contribution Profit	1,773	11,238	13,011	(1,886)	—	(1,886)
Other Operating Expenses			20,487			4,663
Loss from Operations			$(7,476)			$(6,549)

Revenue

Connectivity segment revenue was as follows (in thousands):

	Three Months Ended
	June 30,
	2013	2012	$ Change	% Change
Service revenue	$12,379	$2,604	$9,775	375%
Equipment revenue	6,369	14,232	(7,863)	(55)%
Total Revenue Connectivity Segment	$18,748	$16,836	$1,912	11%

Connectivity Service Revenue
Connectivity service revenue increased $9.8 million or 375% to $12.4 million for the three months ended June 30, 2013, as compared to $2.6 million for the three months ended June 30, 2012. The increase was principally due to the growth in users of our Wi-Fi Internet services on Southwest airlines, which was driven by a higher number of Southwest planes offering our Connectivity services in the current period as compared the same period in 2012.

Connectivity Equipment Revenue
Connectivity equipment revenue decreased by $7.8 million, or 55%, to $6.4 million for the three months ended June 30, 2013, as compared to $14.2 million for the same period in 2012. The decrease was primarily due to the timing of equipment shipments for installations on the Southwest Airlines fleet, which was substantially complete prior to the quarter ended June 30, 2013 as compared to the same period in 2012.

Content segment revenue was as follows (in thousands):

	Three Months Ended
	June 30,
	2013	2012	$ Change	% Change
Licensing revenue	$38,405	$—	$38,405	n/a
Service revenue	5,678	—	5,678	n/a
Total Revenue Content Segment	$44,083	$—	$44,083	n/a

Content Licensing Revenue
Content licensing revenue increased to $38.4 million for the three months ended June 30, 2013 compared to $0 in the same period in 2012. Content licensing revenue is generated from our AIA subsidiary, which we acquired on January 31, 2013 and was not part of our operations in 2012.

Content Service Revenue
Content service revenue increased to $5.7 million for the three months ended June 30, 2013 compared to $0 in the same period in 2012. Content service revenue is generated from our AIA subsidiary, which we acquired on January 31, 2013 and was not part of our operations in 2012.

Cost of Sales

Connectivity segment cost of sales was as follows (in thousands):

	Three Months Ended
	June 30,
	2013	2012	$ Change	% Change
Service cost of sales	$11,513	$3,967	$7,546	190%
Equipment cost of sales	5,462	14,755	(9,293)	(63)%
Total Connectivity Cost of Sales	$16,975	$18,722	$(1,747)	(9)%

Connectivity cost of sales decreased $1.7 million or 9% to $17.0 million for the three months ended June 30, 2013 compared to $18.7 million in the same period in 2012. The decrease was due to a $9.3 million decrease in Connectivity equipment cost of sales, offset by a $7.5 million increase in Connectivity service costs. The decrease in Connectivity equipment cost of sales was associated with the corresponding decline in equipment revenue over the same period as a result of the timing of equipment installations on the Southwest Airlines fleet, which was substantially complete prior to the quarter ended June 30, 2013 as compared to the same period in 2012. Connectivity service cost increase of $7.5 million was principally a result of higher satellite bandwidth costs to support the growth in our Connectivity service revenue over the same period.

As a percentage of Connectivity equipment revenue, Connectivity equipment cost of sales was 85.8% during the three months ended June 30, 2013 as compared to 103.7% during the same period in 2012, a decrease of 1,790 basis points. The period over period improvement in contribution margin was primarily due to higher mix of equipment installations on the Southwest Airline fleet in the three months ended 2012, which were sold at less favorable margins as compared to other airlines.

As a percentage of Connectivity service revenue, Connectivity service costs of sales were 93.0% during the three months ended June 30, 2013 as compared to 152.3% in the same period in 2012, a decrease of 5,930 basis points. The period to period improvement was largely due to increased passenger service revenue from Southwest, which exceeded certain fixed satellite bandwidth costs during the three months ended June 30, 2013.

Content cost of sales were as follows (in thousands):

	Three Months Ended
	June 30,
	2013	2012	$ Change	% Change
Content Cost of Sales	$32,845	$—	$32,845	n/a

Content licensing cost of sales increased to $35.9 million during the three months ended June 30, 2013, as compared to $0 in the same period in 2012. The increase was a result of the acquisition of AIA in January 2013.

Other Operating Expenses

Other operating expenses were as follows (in thousands):

	Three Months Ended
	June 30,
	2013	2012	$ Change	% Change
Sales and marketing expenses	$2,399	$777	$1,622	209%
Product development	2,327	850	1,477	174%
General and administrative	12,745	3,030	9,715	321%
Amortization of intangible assets	3,016	6	3,010	n/a

Sales and Marketing Expenses

Sales and marketing expenses increased $1.6 million or 209% to $2.4 million for the three months ended June 30, 2013 compared to $0.8 million in the same period in 2012. The increase was largely due to $1.6 million of sales and marketing expenses in the three months ended June 30, 2013 associated with AIA, which was acquired in January 2013.

Product Development

Product development expenses increased $1.5 million or 174% to $2.3 million for the three months ended June 30, 2013 compared to $0.9 million in the same period in 2012. The increase was largely due to $1.7 million of product development expenses in the three months ended June 30, 2013 associated with AIA, which was acquired in January 2013. Offsetting this increase was approximately $0.4 million of internally developed software projects capitalized during the three months ended June 30, 2013 compared to $0 in the same period in 2012.

General and Administrative

General and administrative costs increased $9.7 million or 321% to $12.7 million during the three months ended June 30, 2013 compared to $3.0 million in the same period in 2012. The increase was due in part to $6.1 million of general and administrative expenses from AIA, which was acquired in January 2013. The remaining increase of $3.6 million was principally due to increases of $2.5 million in professional fees principally to support various public company initiatives, $0.6 million in stock-based compensation, and $0.5 million in personnel-related expenses.

Amortization of Intangible Assets

Amortization expense increased to $3.1 million during the three months ended June 30, 2013, respectively. The increase is due to the amortization of intangible assets acquired in the January 2013 acquisition of AIA.

Other income (expense), net

Other income (expense), net decreased $2.2 million or 31% to ($5.0) million as compared to ($7.2) million in the same period in 2012. The decrease was principally due a $6.9 million decrease in interest expense, offset by a $4.7 million increase in the fair value of the Company's public company warrants, which did not exist until the Business Combination in January 2013. Interest expense decreased $6.9 million principally due to a substantial reduction of Row44's interest bearing debt in conjunction with the January 31, 2013 Business Combination.

Income Tax Expense

Income tax expense was $0.6 million for the three months ended June 30, 2013 compared to $0 in the same period in 2012. The 2013 income tax expense was largely due to income earned in Germany, Canada and other foreign jurisdictions, offset by income tax benefits realized from losses for certain US and UK entities. Due to uncertainties in realizing future taxable income in certain US and foreign jurisdictions, the Company had a valuation allowance of $46.5 million of $39.1 million at June 30, 2013 and December 31, 2012, respectively.

Six months ended June 30, 2013 as compared to June 30, 2012

The following table sets forth the Company's operating results by segment for the six months ended June 30, 2013 as compared to the six months ended June 30, 2012 (in thousands):

	Six Months Ended			Six Months Ended
	June 30, 2013			June 30, 2012
	Connectivity	Content	Consolidated	Connectivity	Content	Consolidated
Revenue:
Licensing	$—	$61,709	$61,709	$—	$—	$—
Service	18,673	9,550	28,223	4,683	—	4,683
Equipment	15,412	—	15,412	30,660	—	30,660
Total Revenue	34,085	71,259	105,344	35,343	—	35,343

Operating Expenses:
Cost of Sales	32,221	53,348	85,569	36,604	—	36,604
Contribution Profit	1,864	17,911	19,775	(1,261)	—	(1,261)
Other Operating Expenses			49,403			9,430
Loss from Operations			$(29,628)			$(10,691)

Revenue

Connectivity revenue was as follows (in thousands):

	Six Months Ended
	June 30,
	2013	2012	$ Change	% Change
Service revenue	$18,673	$4,683	$13,990	298.7%
Equipment revenue	15,412	30,660	(15,248)	(49.7)%
Total Connectivity Revenue	$34,085	$35,343	$(1,258)	(3.6)%

Connectivity Service Revenue
Connectivity service revenue increased $14.0 million or 299% to $18.7 million for the six months ended June 30, 2013, as compared to $4.7 million for the same period in 2012. The increase was principally due to the growth in users of our Wi-Fi Internet services on Southwest airlines, which was driven by a higher number of Southwest planes offering our Connectivity services in the current period as compared the same period in 2012.

Connectivity Equipment Revenue
Connectivity equipment revenue decreased by $15.2 million or 50% to $15.4 million for the six months ended June 30, 2013, as compared to $30.7 million for the same period in 2012. The decrease was primarily due to the timing of equipment installations on the Southwest Airlines fleet, which was substantially complete prior to the six months ended June 30, 2013 as compared to the same period in 2012.

Content revenue was as follows (in thousands):

	Three Months Ended
	June 30,
	2013	2012	$ Change	% Change
Licensing revenue	$61,709	$—	$61,709	n/a
Service revenue	9,550	—	9,550	n/a
Total Content Revenue	$71,259	$—	$71,259	n/a

Content Licensing Revenue
Content licensing revenue increased to $61.7 million for the six months ended June 30, 2013 compared to $0 in the same period in 2012. Content licensing revenue is generated from our AIA subsidiary, which we acquired on January 31, 2013 and was not part of our operations in 2012.

Content Service Revenue
Content service revenue increased to $9.6 million for the six months ended June 30, 2013 compared to $0 in the same period in 2012. Content service revenue is generated from our AIA subsidiary, which we acquired on January 31, 2013 and was not part of our operations in 2012.

Cost of Sales

Connectivity cost of sales were as follows (in thousands):

	Six Months Ended
	June 30,
	2013	2012	$ Change	% Change
Service cost of sales	$19,772	$8,083	$11,689	144.6%
Equipment cost of sales	12,449	28,521	(16,072)	(56.4)%
Total Connectivity Cost of Sales	$32,221	$36,604	$(4,383)	(12.0)%

Connectivity cost of sales decreased $4.4 million or 12% to $32.2 million for the six months ended June 30, 2013 compared to $36.6 million in the same period in 2012 due to a $16.1 million decrease in Connectivity equipment cost of sales, offset by a $11.7 million increase in Connectivity service costs. Connectivity equipment cost of sales decreased $16.1 million or 56% principally due to a decline in equipment revenue over the same period as a result of the timing of equipment installations on the Southwest Airlines fleet, which was substantially complete prior to the quarter ended June 30, 2013 as compared to the same period in 2012. Connectivity service cost of sales increased $11.7 million or 145% principally due to higher satellite bandwidth costs to support the growth in our Connectivity service revenue over the same period.

As a percentage of Connectivity equipment revenue, Connectivity equipment cost of sales was 80.8% during the six months ended June 30, 2013 as compared to 93.0% during the same period in 2012, a decrease of 1,220 basis points. The period over period improvement in contribution margin was primarily due to a higher mix of equipment installations on the Southwest Airline fleet in the six months ended 2012, which were sold at less favorable margins as compared to other airlines.

As a percentage of Connectivity service revenue, Connectivity service cost of sales was 105.9% during the six months ended June 30, 2013 as compared to 172.6% in the same period in 2012, a decrease of 6,670 basis points. The period to period improvement in contribution margin was largely due to higher service revenue from Southwest Airlines during the six months ended June 30, 2013 versus the same period in 2012. When compared to the same period in 2012, the growth in Connectivity service revenue during the six months ended June 30, 2013 exceeded the increase in certain fixed satellite bandwidth costs over the same period.

Content cost of sales were as follows (in thousands):

	Six Months Ended
	June 30,
	2013	2012	$ Change	% Change
Content Cost of Sales	$53,348	$—	$53,348	n/a

Content licensing cost of sales increased to $53.0 million for the six months ended June 30, 2013, as compared to $0 in the same period in 2012. The increase was a result of the acquisition of AIA in January 2013.

Other Operating Expenses

Other operating expenses were as follows (in thousands):

	Six Months Ended
	June 30,
	2013	2012	$ Change	% Change
Sales and marketing expenses	$4,686	$1,992	$2,694	135%
Product development	3,664	1,499	2,165	144%
General and administrative	36,804	5,927	30,877	521%
Amortization of intangible assets	4,249	12	4,237	n/a

Sales and Marketing Expenses

Sales and marketing expenses increased $2.7 million or 135% to $4.7 million for the six months ended June 30, 2013 compared to $2.0 million in the same period in 2012. The increase was largely due to $3.2 million of sales and marketing expenses in the six months ended June 30, 2013 associated with AIA, which was acquired in January 2013.

Product Development

Product development expenses increased $2.2 million or 144% to $3.7 million for the six months ended June 30, 2013 compared to $1.5 million in the same period in 2012. The increase was largely due to $2.5 million of product development expenses in the six months ended June 30, 2013 associated with AIA, which was acquired in January 2013. Offsetting this increase was approximately $0.7 million of internally developed software projects capitalized during the period compared to $0 in the same period in 2012.

General and Administrative

General and administrative costs increased $30.9 million or 521% to $36.8 million during the six months ended June 30, 2013 compared to $5.9 million in the same period in 2012. The increase was due in part to $11.9 million of general and administrative expenses from AIA, which was acquired in January 2013. The remaining increase of $19.0 million was principally due to a one-time backstop fee of $11.9 million paid to PAR Capital in the first quarter of 2013, an increase of $3.9 million in professional fees principally to support the Business Combination and various public company initiatives in the period, a $2.0 increase million in personnel-related expenses, and an increase of $0.7 million in stock-based compensation.

Amortization of Intangible Assets

Amortization expense increased to $4.2 million during the six months ended June 30, 2013. The increase is due to the amortization of intangible assets acquired via the January 2013 acquisition of AIA.

Other income (expense)

Other income (expense), net decreased $0.1 million or 7% to ($9.8) million as compared to ($10.5) million in the same period in 2012. The decrease was principally due a $9.9 million decrease in interest expense, offset by a $9.3 million increase principally due to the change in the fair value of the Company's public company warrants, which did not exist until the Business Combination in January 2013. Interest expense decreased $9.9 million principally due to a substantial reduction of Row44's interest bearing debt in conjunction with the January 31, 2013 Business Combination.

Income Tax Expense

Income tax expense was $0.6 million for the six months ended June 30, 2013 compared to $0 in the same periods in 2012. The income tax expense increase was largely due to income earned in Germany, Canada and other foreign jurisdictions, offset by income tax benefits realized from losses for certain US and UK entities. Due to uncertainties in realizing future taxable income in certain US and foreign jurisdictions, the Company had a valuation allowance of $46.5 million of $39.1 million at June 30, 2013 and December 31, 2012, respectively.

Liquidity and Capital Resources
Current Financial Condition
As of June 30, 2013, our principal sources of liquidity were our cash and cash equivalents in the amount of $110.1 million, which primarily are invested in money market funds, and our unsecured four-year loan of $15.9 million from UniCredit Bank AG, Munich, Germany, our note payable of $2.6 million from Capital Efficiency Group, AG, Zug, Switzerland, and an investment loan from HVB Investitionsbank GmbH, Munich of $1.1 million. We completed our business formation in January 2013 and gained access to the vast majority of our cash at June 30, 2013. Historically, Row 44, the accounting acquirer in the Business Combination in January 2013, principally financed its operations from the issuance of stock, net cash provided by our operating activities and borrowings from shareholders in the form of convertible notes.

Our cash flows from operating activities are significantly affected by our cash-based investments in operations, including working capital, and corporate infrastructure to support our ability to generate revenue and conduct operations through cost of services, product development, sales and marketing and general and administrative activities. Cash used in investing activities has historically been, and is expected to be, impacted significantly by our investments in business combinations, our platform, company infrastructure and equipment for our business offerings, the net sales and purchases of our marketable securities and changes in our derivative financial instruments. In the near term, we also expect to use significant cash to make strategic acquisitions to further grow our business.

In connection with our business combination in January 2013, we also expect to incur between $5 to $6 million of additional operating expenses related to the addition of personnel, professional fees and systems to build our infrastructure to support our public company compliance and certain corporate alignment initiatives in the latter half of 2013. In addition and to support the growth in our Connectivity business, we expect that our use of cash flows from operating activities will continue to exceed our proceeds from operating activities over the second half of 2013. Beyond 2013, the net use of our working capital could be substantially higher or lower depending on the number and timing of new customers that we add to our Connectivity business.

During April 2013, we completed our Offer and acquired a total of 22.6 million no par value shares in AIA, which raised our ownership in AIA from approximately 86% in January 2013 to 94%. Total proceeds used to complete the Offer were approximately $15.4 million. In addition and during the three months ended June 30, 2013, we sold our interest in Guestlogix for approximately $6.0 million in cash, purchased an 18% interest in Allegiant Systems for approximately $1.5 million and spent $0.8 million to retire certain publicly traded warrants. In addition and in July 2013, we acquired substantially all the assets of PMG and certain related entities of the owners of PMG in exchange for approximately $10.5 million in cash, 431,734 shares of our common stock and the assumption of approximately $3.4 million in debt. In addition, the owners of PMG will have the opportunity to receive an additional $5.0 million in cash if, amongst other things, the PMG business, combined with certain AIA businesses, achieve certain target financial milestones from the second half of 2013 through December 31, 2014.

In the future, we may utilize commercial financings, bonds, debentures, lines of credit and term loans with a syndicate of commercial banks or other bank syndicates for general corporate purposes, including acquisitions and investing in our intangible assets, platform and technologies. We expect that our existing cash and cash equivalents, our revolving credit facility and our cash flows from operating activities will be sufficient to fund our operations for at least the next 24 months. However, we may need to raise additional funds through the issuance of equity, equity-related or debt securities or through additional credit facilities to fund our growing operations, invest in new business opportunities and make potential acquisitions.

Sources and Uses of Cash — six months ended June 30, 2013 vs. six months ended June 30, 2012

The following table presents a summary of our cash flow activity for the periods set forth below (in thousands):

	Six Months Ended
	June 30, 2013	June 30, 2012
Net cash provided by (used in) operating activities	$(49,753)	$(19,172)
Net cash provided by (used in) investing activities	178,553	(1,746)
Net cash provided by (used in) financing activities	(19,889)	34,979

Cash Flows Provided/Used by Operating Activities

Six months ended June 30, 2013

Net cash used from our operating activities of $49.8 million primarily resulted from our net loss during the period of $40.1 million, which included non-cash charges of $22.1 million largely comprised of depreciation and amortization, changes in the fair value of our derivative financial instruments, and changes in our deferred income taxes. The remainder of our uses of net cash flow from operating activities of $31.8 million was from changes in our working capital, including accounts payable and accrued expenses, content and inventory investments, and accounts receivable of approximately $30.0 million. The decrease in accounts payable and accrued expenses is reflective of significant amounts of accrued obligations paid as a result of our Business Combination in January 2013, including $11.9 million paid to PAR Capital as a one-time back stop fee. The increase in inventory and content purchases were continued investments to support the growth in our Connectivity equipment installations and Content licensing acquisitions. The increase in accounts receivable is reflective of the growth in service revenue over the period.

Six months ended June 30, 2012

Net cash used in our operating activities of $19.2 million primarily resulted from our net loss during the period of $21.2 million, which included non-cash charges of $11.6 million largely comprised of interest on Row 44 convertible promissory notes, depreciation and stock-based compensation. The remainder of our uses of net cash flow from operating activities was from changes in our working capital, including accounts payable and accrued expenses, accounts receivable, deferred revenue and prepaid expenses of $9.0 million. The increase in accounts payable and accrued expenses is reflective of significant amounts paid to certain vendors such as Hughes at the close of June 30, 2012. The increase in accounts receivable and decrease in deferred revenue is reflective of the growth in equipment sales and installations of Southwest and Norwegian airlines relative to the timing of billings and cash collections during the six months ended June 30, 2012.

Cash Flows Provided/Used by Investing Activities

Six months ended June 30, 2013

Net cash provided by investing activities of $178.6 million was largely from the Business Combination in January 2013, which resulted in net cash provided from the Row 44 merger of $159.2 million and AIA stock purchase of $22.1 million. In addition we sold our 8.5% interest in Guestlogix for total proceeds of approximately $5.9 million. The remaining change in net cash used investing activities of $9.1 million was largely due to investments in property and equipment of $7.2 million to expand our network operations in Russia and Europe and to support our new Live TV product on Southwest Airlines, and a $1.5 million investment in Allegiant Systems.
Six months ended June 30, 2012

Net cash used in investing activities of $1.7 million was largely from investments in our property and equipment to build out our network operations center during the six months ended June 30, 2013.

Cash Flows Provided/Used by Financing Activities

Six months ended June 30, 2013

Net cash used in financing activities of $19.9 million was primarily driven by the completion of our Offer in April 2013, where we purchased $15.4 million of non-controlling interests in AIA to increase our ownership to 94.07%. The remaining change in cash used in financing activities of $4.3 million was largely due to $3.3 million in payments of certain debt obligations and $0.8 million purchase of common stock warrants in the period.

Six months ended June 30, 2012

Net cash provided by financing activities of $35.0 million was driven by Row 44, who raised proceeds of $35.0 million through the issuance of preferred stock, warrants and notes during the period.

Debt Instruments

Long-term debt consists of the following at June 30, 2013 and December 31, 2012 (in thousands):

	June 30, 2013	December 31, 2012
Bank loans	$51	$38
Other loans	31	—
Long-term debt	$82	$38

The following is a schedule, by year, of future minimum principal payments required under notes payable as of June 30, 2013 (in thousands):

Years Ending December 31,	Amount
2013 (6 months ended)	$2,088
2014	5,938
2015	—
2016	—
2017	—
Thereafter	—
Total	$8,026

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

Under the terms of the loan agreement, mandatory special loan payments are agreed under certain conditions. The provision regarding mandatory special loan payments resulted in a special loan payment of $1.4 million during the three months ended June 30, 2013.

Subordinated bank loan

AIA holds a note payable of $2.6 million from mezzanine capital through a financing program from AG, Zug, Switzerland. This financing program matures in March 2014. The interest rate is 8.8% per year. A payment of 1% must be made each year and interest of 7.8% on the principal must be paid every quarter. The liability's carrying amount as of June 30, 2013 was $2.6 million.

Contractual obligations

Our long-term obligations include contracts for satellite transponder space, office space leases and certain guaranteed minimum payments owed to live television and video on demand content providers. In connection with the purchase of satellite bandwidth, we signed a Master Services Agreement ("MSA") with Hughes Network Systems ("HNS") to provide for satellite capacity in North America and Europe. Under the MSA, we source satellite capacity from satellite operators through HNS, while HNS enters into direct relationships with specific satellite operators. The parties will also enter into an amendment to the MSA each time that we need to add a new satellite transponder or change its capacity needs with respect to an existing satellite transponder. We pay HNS on a monthly basis for the transponder capacity that we purchase. The length of time that we purchase capacity on a particular transponder varies based on our needs and the demand for capacity on a particular satellite, but typically is for one to three year periods.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS

Market risk is the sensitivity of income to changes in interest rates, foreign exchanges, commodity prices, equity prices and other market driven rates or prices.

Market Risk

Row 44
Row 44 is not exposed to any material risk associated with exchange rates or equity prices. Row 44 does not hold or issue financial instruments for trading purposes. Row 44 has indirect exposure to changes in commodity prices because a key aspect of the decision by potential customer's of Row 44 to adopt connectivity products of the type offered by Row 44 is the effect of such a system on fuel burn and therefore the price of jet fuel.

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

Interest Rates

AIA uses futures to hedge a portion of its risk of increases in variable interest rates related to its bank loan from UniCredit Bank AG. These interest rate swaps are accounted for using mark to market. Interest rate swaps of $0.1 million were recognized in derivative liabilities as of June 30, 2013. The Company classifies the fair value of interest rate swaps within the level 2 hierarchy. Gains (losses) from these interest rate swaps for the three and six months ended June 30, 2013, and 2012, were not material.

Concentrations of Credit Risk

Our cash and cash equivalents are maintained at a several financial institutions. Deposits held may exceed the amount of insurance provided on such deposits. Generally, our deposits may be redeemed upon demand and are maintained with a financial institution of reputable credit and, therefore, bear minimal credit risk. AIA monitors its positions with, and the credit quality of, the financial institutions that are counterparties to its financial instruments. AIA is exposed to credit loss in the event of nonperformance by the counterparties to the agreements. At June 30, 2013, AIA did not anticipate nonperformance by any of the counterparties. Historically, we have not experienced any losses related to these balances and believe that there is minimal risk of expected future losses. However, there can be no assurance that there will not be losses on these deposits.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing evaluation, due to the material weaknesses in internal control over financial reporting described below under “Changes in Internal Control over Financial Reporting,” our Chief Executive Officer and our Chief Financial Officer concluded that as of the end of the period covered by this report our disclosure controls and procedures were not effective in timely alerting them to material information to be included in our reports files or submitted under the Exchange Act.

In light of these material weaknesses, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this report present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

The Company will continue its efforts to strengthen its accounting and finance departments and aggressively pursue remediation of all material weaknesses.

Changes in Internal Control over Financial Reporting

As previously disclosed in our quarterly report on Form 10-Q for the quarterly period ended March 31, 2013 (the “Q1 2013 10-Q”), in connection with the audit of Row 44's financial statements for the years ended December 31, 2011 and December 31, 2012, Row 44's independent auditors informed Row 44 that they had identified a material weakness in Row 44's internal control over financial reporting related to inadequate segregation of duties within the accounting and financial reporting functions and limited accounting staffing sufficient to perform adequate review functions.

In the course of hiring a new Chief Accounting Officer and Vice President of Accounting in June 2013 and strengthening its review functions in the quarter ended June 30, 2013, the Company identified that it had not previously analyzed all of the elements within certain revenue arrangements, which led to adjustments to the previously issued financial statements as discussed in note 2 of the June 30, 2013 financial statements . The Company reviewed all of its significant contracts in connection with its June 30, 2013 closing procedures to identify the impact of these errors. Although we believe we have identified all the significant errors, we are still in the process of implementing additional controls to identify non-standard contract terms on a more timely basis.

In addition, as disclosed in the Q1 2013 10-Q, in the course of auditing the financial statements of AIA for the year ended December 31, 2012, AIA's independent auditors concluded that the operating effectiveness of controls over certain subsidiaries' IFRS financial statement close process was ineffective. This material weakness continues to exist. The Company continued taking measures during the three months ended June 30, 2013 to remediate these deficiencies, and plans to take additional measures, which may include either hiring appropriate personnel or utilizing the personnel that are available through us.

Following the consummation of the Business Combination on January 31, 2013, these material weaknesses continue to exist and apply to the combined company. During the three months ended June 30, 2013, we continued implementing measures to remediate the underlying causes of the material weaknesses, primarily through the development and implementation of formal policies, improved processes, improved systems and documented procedures and hiring additional finance personnel.

Other than as described in this Item 4, during the three months ended June 30, 2013, there has not been any change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

See Exhibit Index attached hereto.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 9th day of August 2013.

GLOBAL EAGLE ENTERTAINMENT INC.
By:	/s/ David M. Davis
David M. Davis
Chief Financial Officer and Treasurer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit	Description
2.1
Asset Purchase Agreement, dated as of May 8, 2013, by and among the Company and the other parties thereto (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K (File No. 001-35176) filed with the SEC on July 10, 2013).

2.2
Letter Agreement, dated as of July 9, 2013, by and among the Company and the other parties thereto (incorporated by reference to Exhibit 2.2 to the Company's Current Report on Form 8-K (File No. 001-35176) filed with the SEC on July 10, 2013).

10.1[*]	Amendment 16, dated May 16, 2013, to Master Services Agreement, dated December 21, 2007, by and between Hughes Network Systems, LLC and Row 44, Inc.

10.2[*]	Amendment 18, dated June 25, 2013, to Master Services Agreement, dated December 21, 2007, by and between Hughes Network Systems, LLC and Row 44, Inc.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

101.1
The following financial information from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 formatted in eXtensible Business Reporting Language (XBRL): (i) Unaudited Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2013 and 2012; (ii) Consolidated Balance Sheets as of June 30, 2013 (Unaudited) and December 31, 2012; (iii) Unaudited Consolidated Statement of Stockholders' Equity for the six months ended June 30, 2013; (iv) Unaudited Consolidated Statements of Cash Flows for the six months ended June 30, 2013 and 2012; and (v) Notes to Unaudited Consolidated Financial Statements.

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