Form 10-Q
period 2013-09-30
Global Eagle Entertainment Inc.
filed 2013-11-12
CIK 1512077

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2013
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

(Class)	(Outstanding as of November 12, 2013)
COMMON STOCK, $0.0001 PAR VALUE	38,514,808	SHARES*
NON-VOTING COMMON STOCK, $0.0001 PAR VALUE	19,118,233	SHARES
* Excludes 3,053,634 shares held by Advanced Inflight Alliance AG, a majority-owned subsidiary of the registrant.

GLOBAL EAGLE ENTERTAINMENT INC.

PART I — FINANCIAL INFORMATION
GLOBAL EAGLE ENTERTAINMENT INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	September 30, 2013	December 31, 2012
ASSETS	(unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$97,917	$2,088
Accounts receivable, net	55,739	8,292
Content library, current	8,802	—
Inventories	13,641	7,386
Prepaid and other current assets	12,822	3,344
TOTAL CURRENT ASSETS:	188,921	21,110
Property, plant & equipment, net	16,807	4,639
Goodwill	46,801	—
Intangible assets	109,743	—
Other non-current assets	22,822	3,688
TOTAL ASSETS	$385,094	$29,437
LIABILITIES, REDEEMABLE PREFERRED STOCK AND EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$70,489	$8,178
Deferred revenue	7,563	8,539
Warrant liabilities, current	28,050	8,178
Notes payable and accrued interest, current	10,254	14
Deferred tax liabilities, current	3,149	—
Other current liabilities	9,590	—
TOTAL CURRENT LIABILITIES:	129,095	24,909
Deferred tax liabilities, non-current	34,797	—
Deferred revenue, non-current	4,890	3,075
Other non-current liabilities	10,988	38
TOTAL LIABILITIES	179,770	28,022

COMMITMENTS AND CONTINGENCIES

REDEEMABLE PREFERRED STOCK:
Series A-1, $0.0001 par value; 0 and 9,794,142 shares authorized, issued and outstanding, at September 30, 2013 and December 31, 2012, respectively	—	9,245
Series A-2, $0.0001 par value; 0 and 19,887,000 shares authorized, issued and outstanding, at September 30, 2013 and December 31, 2012, respectively	—	21,454
Series B-1, $0.0001 par value; 0 and 73,783,872 shares authorized, issued and outstanding, at September 30, 2013 and December 31, 2012, respectively	—	27,488
Series B-2, $0.0001 par value; 0 and 62,326,439 shares authorized, issued and outstanding, at September 30, 2013 and December 31, 2012, respectively	—	19,981
Series C-1, $0.0001 par value; 0 and 105,868,792 shares authorized, 0 and 84,695,034 shares issued and outstanding, at September 30, 2013 and December 31, 2012, respectively	—	24,535
Series C-2, $0.0001 par value; 0 and 107,187,927 shares authorized, 0 and 85,750,341 shares issued and outstanding, at September 30, 2013 and December 31, 2012, respectively	—	19,837
TOTAL REDEEMABLE PREFERRED STOCK	—	122,540
EQUITY (DEFICIT):
Preferred stock, $0.0001 par value; 1,000,000 shares authorized, 0 shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively	—	—
Common stock, $0.0001 par value; 375,000,000 shares authorized, 39,114,980 and 23,405,785 shares issued, 36,061,346 and 20,352,151 shares outstanding, at September 30, 2013 and December 31, 2012, respectively	4	2
Non-voting common stock, $0.0001 par value; 25,000,000 shares authorized, 19,118,233 and 0 shares issued and outstanding, at September 30, 2013 and December 31, 2012, respectively	2	—
Treasury stock, 3,053,634 and 0 shares at September 30, 2013 and December 31, 2012, respectively	—	—
Additional paid-in capital	370,573	8,238
Subscriptions receivable	(472)	(453)
Accumulated deficit	(174,357)	(128,912)
Accumulated other comprehensive loss	(768)	—
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	194,982	(121,125)
Non-controlling interest	10,342	—
TOTAL EQUITY (DEFICIT)	205,324	(121,125)
TOTAL LIABILITIES, REDEEMABLE PREFERRED STOCK AND EQUITY (DEFICIT)	$385,094	$29,437

The accompanying notes are an integral part of these condensed consolidated financial statements.

GLOBAL EAGLE ENTERTAINMENT INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012 (Revised)
Revenue	$74,518	$19,305	$179,862	$54,648
Operating expenses:
Cost of sales	54,002	22,264	139,571	58,868
Sales and marketing expenses	3,758	1,055	8,444	3,047
Product development	2,282	758	5,946	2,257
General and administrative	17,056	3,176	53,860	9,103
Amortization of intangible assets	4,221	12	8,470	24
Total operating expenses	81,319	27,265	216,291	73,299
Loss from operations	(6,801)	(7,960)	(36,429)	(18,651)
Other income (expense):
Interest income (expense), net	(267)	18	(726)	(10,382)
Change in fair value of derivatives	2,233	248	(7,107)	248
Other income (expense), net	601	(157)	571	(275)
Loss before income taxes	(4,234)	(7,851)	(43,691)	(29,060)
Income tax provision	(1,161)	—	(1,754)	—
Net loss	(5,395)	(7,851)	(45,445)	(29,060)
Net income attributable to non-controlling interests	(158)	—	(89)	—
Cumulative preferred stock dividends and accretion	—	(2,783)	(942)	(5,931)
Net loss attributable to Global Eagle Entertainment common stockholders	$(5,553)	$(10,634)	$(46,476)	$(34,991)

Basic and diluted	$(0.10)	$(0.52)	$(0.91)	$(1.72)
Weighted average common shares basic and diluted	55,132	20,352	51,106	20,352

The accompanying notes are an integral part of these condensed consolidated financial statements.

GLOBAL EAGLE ENTERTAINMENT INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)
(In thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Net loss	$(5,395)	$(7,851)	$(45,445)	$(29,060)
Other comprehensive income (loss):
Unrealized gain on available for sale securities	—	—	101	—
Less: reclassification adjustment for realized gains on available for sale securities included in net loss	—	—	(101)	—
Total unrealized gain on available for sale securities	—	—	—	—
Foreign currency translation adjustments	(134)	—	(747)	—
Total other comprehensive loss	(134)	—	(747)	—
Comprehensive loss	(5,529)	(7,851)	(46,192)	(29,060)
Comprehensive income attributable to non-controlling interests	(161)	—	(110)	—
Comprehensive loss attributable to Global Eagle Entertainment common stockholders	$(5,690)	$(7,851)	$(46,302)	$(29,060)

The accompanying notes are an integral part of these condensed consolidated financial statements.

GLOBAL EAGLE ENTERTAINMENT INC.
CONDENSED CONSOLIDATED STATEMENT OF EQUITY (DEFICIT) (UNAUDITED)
(In thousands)

	Common Stock		Common Stock Non-Voting		Treasury Stock		Additional	Subscriptions	Accumulated	Accumulated Other	Total Global Eagle Entertainment Inc.	Non-Controlling	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Paid-in Capital	Receivable	Deficit	Comprehensive Income (Loss)	Stockholders' Equity	Interest	Stockholders' Equity (Deficit)
Balance, December 31, 2012	20,352	$2	—	$—	—	$—	$8,238	$(453)	$(128,912)	$—	$(121,125)	$—	$(121,125)
Reclassification of MLBAM warrants	—	—	—	—	—	—	2,696	—	—	—	2,696	—	2,696
Reclassification of Series C warrants	—	—	—	—	—	—	2,879				2,879		2,879
Change in fair value of common stock warrants	—	—	—	—	—	—	93	—	—	—	93	—	93
Warrants for common stock issued for services and equipment	—	—	—	—	—	—	359	—	—	—	359	—	359
Exercise of warrants and common stock options	—	—	—	—	—	—	28	—	—	—	28	—	28
Preferred stock dividends	—	—	—	—	—	—	(818)	—	—	—	(818)	—	(818)
Accretion of redeemable preferred stock	—	—	—	—	—	—	(124)	—	—	—	(124)	—	(124)
Recapitalization as a result of Row 44 Merger	15,373	2	4,750	1	—	—	229,025	—	—	—	229,028	—	229,028
Stock purchase of AIA	—	—	14,368	1	—	—	144,256	—	—	—	144,257	25,424	169,681
Shares of the Company acquired in stock purchase of AIA	—	—	—	—	3,054	—	(30,659)	—	—	—	(30,659)	—	(30,659)
Repurchase and retirement of common stock	(95)	—	—	—	—	—	(1,069)	—	—	—	(1,069)	—	(1,069)

GLOBAL EAGLE ENTERTAINMENT INC.
CONDENSED CONSOLIDATED STATEMENT OF EQUITY (DEFICIT) (UNAUDITED) (continued)
(In thousands)

	Common Stock		Common Stock Non-Voting		Treasury Stock		Additional	Subscriptions	Accumulated	Accumulated Other	Total Global Eagle Entertainment Inc.	Non-Controlling	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Paid-in Capital	Receivable	Deficit	Comprehensive Income (Loss)	Stockholders' Equity	Interest	Stockholders' Equity (Deficit)
Shares issued for the PMG asset purchase	431	—	—	—	—	—	4,447	—	—	—	4,447	—	4,447
Conversion of Sponsor promissory note to warrants	—	—	—	—	—	—	(393)	—	—	—	(393)	—	(393)
Waiver modification of sponsor warrants	—	—	—	—	—	—	9,900	—	—	—	9,900	—	9,900
Stock-based compensation	—	—	—	—	—	—	1,902	—	—	—	1,902	—	1,902
Interest income on subscription receivable	—	—	—	—	—	—	—	(19)	—	—	(19)	—	(19)
Purchase of subsidiary share from non- controlling interest shareholders	—	—	—	—	—	—	(187)	—	—	—	(187)	(15,192)	(15,379)
Comprehensive income (loss) attributable to non-controlling interest	—	—	—	—	—	—	—	—	—	(768)	(768)	21	(747)
Change in unrealized gain on available for sale securities, net of tax	—	—	—	—	—	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	(45,445)	—	(45,445)	89	(45,356)
Balance, September 30, 2013	36,061	$4	19,118	$2	3,054	$—	$370,573	$(472)	$(174,357)	$(768)	$194,982	$10,342	$205,324

The accompanying notes are an integral part of these condensed consolidated financial statements.

GLOBAL EAGLE ENTERTAINMENT INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Nine Months Ended
	September 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(45,445)	$(29,060)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	20,375	870
Non-cash interest on convertible promissory notes	—	9,629
Change in fair value of derivative financial instruments	7,107	(248)
Stock-based compensation	1,902	748
Warrants for common stock issued for services	359	280
Common stock issued for services	—	550
Deferred income taxes	1,576	—
Accrued interest and other	639	782
Changes in operating assets and liabilities:
Accounts receivable	(1,477)	(3,783)
Inventory	(9,260)	143
Prepaid expenses and other current assets	(2,442)	(2,018)
Deposits and other assets	(1,344)	(489)
Accounts payable and accrued expenses	(20,728)	(3,085)
Deferred revenue	839	(2,946)
NET CASH USED IN OPERATING ACTIVITIES	(47,899)	(28,627)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(10,025)	(2,189)
PMG asset purchase, net of cash acquired	(10,563)	—
Cash received from Row 44 Merger	159,253	—
Cash received from AIA Stock Purchase	22,136	—
Net proceeds from sale and purchase of investments	4,786	—
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	165,587	(2,189)

CASH FLOWS FROM FINANCING ACTIVITIES:
Acquisition of non-controlling interest	(15,379)	—
Proceeds from issuance of notes payable	—	10,000
Long-term borrowings, net of costs	—	—
Payments on notes payable	(3,613)	(10)
Purchase of common stock warrants	(795)	7
Purchase of common stock	(1,069)	24,981
Other financing activities, net	(345)	5
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(21,201)	34,983
Effects of exchange rate movements on cash and cash equivalents	(658)	—
Net increase in cash and cash equivalents	95,829	4,167
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	2,088	8,810
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$97,917	$12,977

The accompanying notes are an integral part of these condensed consolidated financial statements.

Global Eagle Entertainment Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1. Business

Global Eagle Entertainment Inc., together with its consolidated subsidiaries (the “Company”), is a Delaware corporation headquartered in Westlake Village, California. The Company's business is focused on providing Wi-Fi Internet Connectivity and Content to the airline industry.

Connectivity

The Company's Connectivity service offering provides airline partners and their passengers Wi-Fi connectivity over Ku-band satellite transmissions. The Company's Connectivity services are delivered through its wholly owned subsidiary, Row 44, Inc. ("Row 44"), which combines specialized network equipment, media applications and premium content services that allow airline passengers to access in-flight Internet, live television, on-demand content, shopping and travel-related information.

Content

The Company's Content services offering selects, manages, and distributes wholly-owned and licensed media content, video and music programming, applications, and video games to the airline industry through its majority-owned subsidiary, Advanced Inflight Alliance AG ("AIA") and the business it acquired from Post Modern Edit, LLC and related entities (such business, which the Company operates through wholly-owned subsidiaries, is referred to herein as "PMG").

Prior to January 31, 2013, the Company was known as Global Eagle Acquisition Corp. (“GEAC”), which was formed in February 2011 to effect a merger, capital stock exchange, asset acquisition or similar business combination with one or more businesses. Effective in the first quarter of 2013, and in conjunction with the business combination transaction (the "Business Combination") in which GEAC acquired Row 44 and 86% of the issued and outstanding shares of AIA, GEAC changed the Company's name from Global Eagle Acquisition Corp. to Global Eagle Entertainment Inc. (the “Company”, “Global Eagle”, “GEE” “we”, “us”, or “our”). In addition, in July 2013, the Company purchased substantially all the assets of Post Modern Edit, LLC and related companies. Refer to Note 3. "Business Combination" of this Form 10-Q for additional information.

Note 2. Basis of Presentation and Summary of Significant Accounting Policies

The following is a summary of the significant accounting policies consistently applied in the preparation of the accompanying condensed consolidated financial statements.

Basis of Presentation

The accompanying interim condensed consolidated balance sheet as of September 30, 2013, the condensed consolidated statements of operations and condensed consolidated statements of comprehensive income (loss) for the three and nine month periods ended September 30, 2013 and 2012, condensed consolidated statements of cash flows for the nine month periods ended September 30, 2013 and 2012 and the condensed consolidated statement of stockholders' equity (deficit) for the nine month period ended September 30, 2013 are unaudited.

Since Row 44 was deemed the accounting acquirer in the Business Combination consummated on January 31, 2013, the presented financial information for the three and nine months ended September 30, 2012 reflects the financial information and activities only of Row 44. The presented financial information for the three and nine months ended September 30, 2013 includes the financial information and activities of Row 44 for the period January 1, 2013 to September 30, 2013 (274 days) as well as the financial information and activities of GEE and AIA for the period January 31, 2013 to September 30, 2013 (243 days) and PMG for the period July 10, 2013 to September 30, 2013 (82 days).

In the opinion of the Company's management, the unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of the Company's statement of financial position as of September 30, 2013 and its results of operations for the three and nine month periods ended September 30, 2013 and 2012 and its cash flows for the nine month periods ended September 30, 2013 and 2012. The results for the three and nine month periods ended September 30, 2013 are not necessarily indicative of the results expected for the full year. The consolidated balance sheet as of December

Table of Content
Global Eagle Entertainment Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

31, 2012 has been derived from the Company's audited financial statements included in the Company's Current Report on Form 8-K/A filed with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, as amended, on August 9, 2013.

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

Use of Estimates

The preparation of the Company's unaudited condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue (relative selling price of deliverables) and expenses during the reporting period. Significant items subject to such estimates and assumptions include revenue, allowance for doubtful accounts, fair value of issued common stock warrants, the assigned value of acquired assets and assumed and contingent liabilities associated with business combinations, valuation of media content inventory, useful lives and impairment of property and equipment, intangible assets, goodwill and other assets, the fair value of the Company's equity-based compensation awards, and deferred income tax assets and liabilities. Actual results could differ materially from those estimates. On an ongoing basis, the Company evaluates its estimates compared to historical experience and trends, which form the basis for making judgments about the carrying value of assets and liabilities.

Segments of the Company

The Company reports its operations under two segments, its Connectivity and Content businesses. The Company's Connectivity segment provides airline partners and their passengers Wi-Fi connectivity over Ku-band satellite transmissions through Row 44. The Company's Content segment selects, manages, and distributes owned and licensed media content, video and music programming, applications, and video games to the airline industry through AIA and PMG.

The decision to report two segments is principally based upon the Company's chief operating decision makers (“CODMs”), and how they manage the Company's operations as two segments from a consolidated basis for purposes of evaluating financial performance and allocating resources. The CODMs review revenue, expense, and contribution profit income (loss) information separately for its Connectivity and Content businesses. Total segment contribution profit income (loss) provides the CODMs, investors and equity analysts a measure to analyze operating performance of each of the Company's business segments and its enterprise value against historical data and competitors' data, although historical results may not be indicative of future results (as operating performance is highly contingent on many factors, including customer tastes and preferences). All other financial information is reviewed by the CODMs on a consolidated basis.

Table of Content
Global Eagle Entertainment Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Segment revenue, expenses and contribution profit for the three and nine month periods ended September 30, 2013 and 2012 derived from the Company's Connectivity and Content segments were as follows (in thousands):

	Three Months Ended			Nine Months Ended
	September 30, 2013			September 30, 2013
	Connectivity	Content	Consolidated	Connectivity	Content	Consolidated
Revenue:
Licensing	$—	$44,645	$44,645	$—	$106,353	$106,353
Service	16,218	8,796	25,014	34,893	18,346	53,239
Equipment	4,859	—	4,859	20,270	—	20,270
Total Revenue	21,077	53,441	74,518	55,163	124,699	179,862

Operating Expenses:
Cost of Sales	15,193	38,809	54,002	47,413	92,158	139,571
Contribution Profit	5,884	14,632	20,516	7,750	32,541	40,291
Other Operating Expenses			27,317			76,720
Loss from Operations			$(6,801)			$(36,429)

	Three Months Ended	Nine Months Ended
	September 30, 2012	September 30, 2012
	Connectivity	Connectivity
Revenue:
Licensing	$—	$—
Service	3,204	7,887
Equipment	16,101	46,761
Total Revenue	19,305	54,648

Operating Expenses:
Cost of Sales	22,264	58,868
Contribution Loss	(2,959)	(4,220)
Other Operating Expenses	5,001	14,431
Loss from Operations	$(7,960)	$(18,651)

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

Included in equipment revenue are certain deferred obligations that exist pursuant to the Company's contractual arrangements and typically include, but are not limited to, technical support, regulatory support, network support and installation support. These support-based arrangements are customarily bundled with the Company's contracts and are accounted for as a single unit of account. To the extent that these support services have value on a standalone basis, the Company allocates revenue to each element in the arrangement based upon their relative fair values. Fair value is determined based upon the best estimate of the selling price, and the fair value of undelivered elements is deferred and recognized over the performance or contractual period. The most significant of the deferred obligations are typically network support, which includes 24/7 operational support for the airlines that, the Company incurs significant and periodic external and internal costs to deliver on a daily basis.

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

In certain cases, the Company records service revenue based on available and preliminary information from its network operations. Amounts collected on the related receivables may vary from reported information based upon third party refinement of estimated and reported amounts owing that generally occurs typically within thirty days of the period end. For the three and nine months ended September 30, 2012 and 2013, the difference between the amounts recognized based on preliminary information and cash collected was not material.

Content

Licensing Revenue. Content licensing revenue is principally generated through the sale or license of media content, video and music programming, applications, and video games to the airlines, and to a lessor extent through various services such as encoding and editing of media content. Revenue from the sale or license of content is recognized when the content has been delivered and the contractual performance obligations have been fulfilled, generally at the time a customer's license period begins. For arrangements in which the license period commences after the delivery of content, revenue is not recognized until the license period commences even if delivery and performance obligations have already occurred.

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

Product Development

Product and software development costs, other than costs qualifying for capitalization, are expensed as incurred. Costs of computer software or websites developed or obtained for internal use that are incurred in the preliminary project and post implementation stages are expensed as incurred. Certain costs incurred during the application and development stage, which include compensation and related expenses, costs of computer hardware and software, website development costs and costs incurred in developing additional features and functionality of the services, are capitalized. The estimated useful life of costs capitalized is evaluated for each specific project. Capitalized costs are generally amortized using the straight-line method over a three year estimated useful life, beginning in the period in which the software is ready for its intended use. Unamortized amounts are included in property and equipment, net in the accompanying consolidated balance sheets. Capitalized software development costs totaled $0.3 million and $1.0 million for the three and nine months ended September 30, 2013. There were no software development costs capitalized in the same periods in 2012.

The Company's product development expenditures are focused on developing new products and services, and obtaining Supplemental Type Certificates (“STCs”) as required by the Federal Aviation Administration for each model/type of aircraft prior to providing Connectivity services. To the extent that the Company is contracted to obtain STCs, and customers reimburse these costs, the Company will record these reimbursements directly against its product development expenses.

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

The Company sometimes uses derivative financial instruments such as interest rate swaps to hedge interest rate risks. These derivatives are recognized at fair value on the transaction date and subsequently remeasured at fair value. Derivatives are measured as financial assets when their fair value is positive and as financial liabilities when their fair value is negative. Gains or losses on changes in the fair value of derivatives are recognized immediately in the statement of operations as a component of other income (expense) as they do not qualify for hedge accounting.

Long-Lived Assets

The Company evaluates the recoverability of its long-lived assets with finite useful lives for impairment when events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. Such trigger events or changes in circumstances may include: a significant decrease in the market price of a long-lived asset, a significant adverse change in the extent or manner in which a long-lived asset is being used, significant adverse change in legal factors or in the business climate, including those resulting from technology advancements in the industry, the impact of competition or other factors that could affect the value of a long-lived asset, a significant adverse deterioration in the amount of revenue or cash flows we expect to generate from an asset group, an accumulation of costs significantly in excess of the amount originally expected for the acquisition or development of a long-lived asset, current or future operating or cash flow losses that demonstrate continuing losses associated with the use of a long-lived asset, or a current expectation that, more likely than not, a long-lived asset will be sold or otherwise disposed of significantly before the end of its previously estimated useful life. The Company performs impairment testing at the asset group level that represents the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. If events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable and the expected undiscounted future cash flows attributable to the asset group are less than the carrying amount of the asset group, an impairment loss equal to the excess of the asset's carrying value over its fair value is recorded. Fair value is determined based upon estimated discounted future cash flows. Through September 30, 2013, the Company has identified no such impairment loss. Assets to be disposed of would be separately presented on the balance sheets and reported at the lower of their carrying amount or fair value less costs to sell, and would no longer be depreciated or amortized.

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

At September 30, 2013 and December 31, 2012, there was approximately $6.0 million and $5.4 million, respectively, of deferred equipment costs included in inventory and other long-term assets. The deferred equipment costs pertain to certain costs expended in advance of services for one airline, and are being amortized ratably over the underlying term of the agreement through 2020.

Content Library

The content library was acquired in the AIA stock purchase and was recorded at fair value. The useful life of licensed film rights within the content library corresponds to the respective period over which the film rights will be licensed and generate revenues, generally a period of one year or less. Licensed film rights are amortized ratably over their expected revenue streams and included in cost of sales. Certain film rights in the Company's portfolio may be used in perpetuity under certain conditions. The content library is tested for impairment periodically, but no less than annually. Considering the marketability of the given film right, an impairment loss is recognized as necessary. If the estimated future cash flows for a given film right are lower than its carrying amount as of the reporting date, an impairment loss is recognized in such period.

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

During the first nine months of 2013, the Company purchased and capitalized $4.9 million of Connectivity equipment, which is installed on aircrafts of a single customer to facilitate expanded services over a five-year period. The Company capitalized the costs of this equipment on its balance sheet as it retained legal title to the equipment over the five-year use period, and will amortize these costs over their five-year useful life period.

Intangible Assets and Goodwill

The Company performs valuations of assets acquired and liabilities assumed on each acquisition accounted for as a business combination, and allocates the purchase price of each acquired business to its respective net tangible and intangible assets. Acquired intangible assets principally include customer relationships, technology, and content library. The Company determines the appropriate useful life by performing an analysis of expected cash flows based on historical experience of the acquired businesses. Intangible assets are amortized over their estimated useful lives using the straight-line method, which approximates the pattern in which the economic benefits are consumed.

Amortization of certain intangible assets with finite useful lives is recognized in the statements of operations under cost of sales.

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

Goodwill is tested for impairment at the reporting unit level, which is one level below or the same as an operating segment. As of September 30, 2013, the Company determined that it has two reporting units, Content and Connectivity. When testing goodwill for impairment, the Company first performs a qualitative assessment to determine whether it is necessary to perform step one of a two-step annual goodwill impairment test for each reporting unit. The Company is required to perform step one only if it concludes that it is more likely than not that a reporting unit's fair value is less than its carrying value. Should this be the case, the first step of the two-step process is to identify whether a potential impairment exists by comparing the estimated fair values of the Company's reporting units with their respective book values, including goodwill. If the estimated fair value of the reporting unit exceeds book value, goodwill is considered not to be impaired, and no additional steps are necessary. If, however, the fair value of the reporting unit is less than book value, then the second step is performed to determine if goodwill is impaired and to measure the amount of impairment loss, if any. The amount of the impairment loss is the excess of the carrying amount of the goodwill over its implied fair value. The estimate of implied fair value of goodwill is primarily based on an estimate of the discounted cash flows expected to result from that reporting unit, but may require valuations of certain internally generated and unrecognized intangible assets such as the Company's software, technology, patents and trademarks. If the carrying amount of goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to the excess. As of September 30, 2013, the entire balance of goodwill of $46.8 million is attributed to the Company's Content unit.

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

On January 31, 2013, the Company completed the acquisition of 86% of the issued and outstanding shares of AIA, a media content distributor to the airline industry with corporate headquarters based in Munich, Germany. On July 9, 2013, the Company acquired substantially all of the assets of Post Modern Edit, LLC and related entities. Both of these acquisitions were accounted for as business combinations.

Supplemental information on an unaudited pro forma basis, as if these acquisitions had been completed as of January 1, 2012, is as follows (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Revenues	$77,239	$79,912	$191,993	$218,810
Net Loss	(5,065)	(1,125)	(66,009)	(18,122)
Basic and diluted net loss per share	(0.09)	(0.06)	(1.29)	(0.89)

The unaudited pro forma supplemental information is based on estimates and assumptions which the Company believes are reasonable and reflect amortization of intangible assets as a result of the acquisition. The pro forma results are not necessarily indicative of the results that would have been realized had the acquisitions been consolidated as of the beginning of the periods presented. The pro forma amounts include the historical operating results of the Company, with adjustments directly attributable to the acquisitions. Included in the supplemental information for the nine months ended September 30, 2013 were certain one-time non-recurring fees associated with the Business Combination of approximately $34.0 million.

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

Foreign Currency

The financial position and results of operations of the Company's foreign subsidiaries are generally determined using local currency as the functional currency. Assets and liabilities of these subsidiaries are translated at the exchange rate in effect at each

Table of Content
Global Eagle Entertainment Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

period end. Income statement accounts are translated at the average rate of exchange prevailing during the period. Adjustments arising from the fluctuations in exchange rates for the translation of financial statements from period to period are included in the statements of comprehensive loss.

Income Taxes

Deferred income tax assets and liabilities are recognized for temporary differences between the financial statement carrying amounts of assets and liabilities and the amounts that are reported in the income tax returns. Deferred taxes are evaluated for realization on a jurisdictional basis. The Company records valuation allowances to reduce deferred tax assets to the amount that is more likely than not to be realized. In making this assessment, management analyzes future taxable income, reversing temporary differences and ongoing tax planning strategies. Should a change in circumstances lead to a change in judgment about the realizability of deferred tax assets in future years, the Company will adjust related valuation allowances in the period that the change in circumstances occurs, along with a corresponding increase or charge to income. Due to the uncertainty over its ability to realize future taxable income in certain jurisdictions, the Company has recorded a valuation allowance of $49.5 million and $0.9 million against its domestic and foreign deferred tax assets as of September 30, 2013, respectively.
The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense. Interest expense of $0.2 million, no penalties and unrecognized tax benefits of $4.1 million have been recognized as of and for the three and nine months period ended on September 30, 2013. No interest expense, penalties or unrecognized tax benefits were recognized as of and for the three and nine month period ended on September 30, 2012.
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

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The assets and liabilities which are fair valued on a recurring basis are described below and contained in the following tables. In addition, the Company may be required to record other assets and liabilities at fair value on a nonrecurring basis. These non-recurring fair value adjustments involve the lower of carrying value or fair value accounting and write downs resulting from impairment of assets.

The following tables summarize the Company's financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2013, and December 31, 2012, respectively (in thousands):

	September 30, 2013	Quotes Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Earn-out liability (1)	$1,133	$—	$—	$1,133
Global Eagle warrants (2)	28,157	28,157	—	—
Total financial liabilities	$29,290	$28,157	$—	$1,133

(1) Includes $1.1 million earn-out liability for EIM.
(2) Includes 18,492,500 public warrants and 333,333 sponsor warrants.

Table of Content
Global Eagle Entertainment Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

	December 31, 2012	Quotes Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Series C warrants	$5,482	$—	$—	$5,482
Common stock warrants	2,696	—	—	2,696
Total financial liabilities	$8,178	$—	$—	$8,178

During the nine months ended September 30, 2013, the Series C warrants and common stock warrants were reclassified into equity and transferred out of level 3.

The valuation methodology used to estimate the fair value of the financial instruments in the table above is summarized as follows:

Earn-Out Liability. The fair value of the earn-out liability assumed in the AIA stock purchase were estimated by using the income approach. Based on the respective purchase agreements, management estimated best case, base case, and worst case scenarios and discounted it to a present value. The sum of the discounted weighted average probabilities was used to arrive at the fair value of the earn-out liability.

Derivative Warrants. The fair value of Global Eagle's warrants, recorded as derivative warrant liabilities, is determined by the Company using the quoted market prices for the Company's over the counter publicly traded warrants. During the nine months ended September 30, 2013, the Company repurchased and retired 500,000 of the public warrants. On reporting dates where there are no active trades, the Company uses the last reported closing trade price of the warrants to determine the fair value. Income (expense) from these warrants for the three and nine months ended September 30, 2013 was $2.1 million and $(7.2) million, respectively. There was no income (expense) from these warrants in the three and nine months ended September 30, 2012.

The fair values of warrants for Row 44's Series C Preferred Stock that were assumed by the Company upon the acquisition of Row 44 are determined using the Black-Scholes model, which utilizes level 3 unobservable inputs. Significant inputs used in valuing the derivatives included (i) the Company's current stock price, (ii) the Company's expected stock-price volatility, and (iii) the contractual term of the instrument. Significant increases (decreases) in any of these inputs could result in a significantly lower (higher) fair value measurement. Generally, a change in the assumption used for the contracted term is accompanied by a change in the assumption used for the risk-free rate and the expected stock volatility. During the nine months ended September 30, 2013, the Series C warrants were reclassified from derivative liabilities to stockholders' equity (deficit) due to certain exercise price adjustments expired on June 7, 2013.

Prior to June 7, 2013, the change in the value of the Series C warrants derivative liabilities was presented as a part of other income (expenses) in the accompanying statements of operations. Income (expense) from the series C warrants for the three and nine months ended September 30, 2013 was $0.0 million and $(0.1) million, respectively, and $0.0 million for the three and nine months ended September 30, 2012. Refer to Note 11. "Convertible, Redeemable Preferred Stock, Stock Options, Common Stock, and Warrants" section of these footnotes found in this Form 10-Q for the level 3 assumptions used in the level 3 Black-Scholes model calculations on the warrants.

The following table shows both the carrying amounts, which are equal to and the fair values, of financial assets and liabilities in the consolidated financial statements at September 30, 2013 and December 31, 2012, respectively (in thousands):

	September 30, 2013		December 31, 2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Liabilities:
Notes Payable	$11,482	$11,482	$—	$—

Notes Payable

The Company classifies the notes payable within the level 2 of the fair value hierarchy because it uses discount rates for similar credit-rated companies that are publicly available and widely observable as an input to estimate fair value. The fair value presented above is calculated based on the present value of expected principal and interest cash flows given the short term nature of its maturity.

Table of Content
Global Eagle Entertainment Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following tables present the fair value roll-forward reconciliation of level 3 assets and liabilities measured at fair value on a recurring and non-recurring basis for the nine months ended September 30, 2013, and 2012, respectively (in thousands):

	Series C Warrants	Common Stock Warrants	Earn-Out Liabilities	Total
Balance, January 1, 2013	$5,482	$2,696	$—	$8,178
Reclassification to equity	(2,879)	(2,696)	—	(5,575)
Change in value	132	—	—	132
Elimination of Row 44 Series C-1 Preferred Warrants held by AIA	(2,735)	—	—	(2,735)
Level 3 Liability acquired in AIA Stock Purchase	—	—	1,299	1,299
Balance, September 30, 2013	$—	$—	$1,299	$1,299

	Series C Warrants	Common Stock Warrants	Earn-Out Liability	Total
Balance, January 1, 2012	$—	$—	$—	$—
Issuance of warrants	4,323	279	—	4,602
Change in value	—	—	—	—
Balance, September 30, 2012	$4,323	$279	$—	$4,602

Reclassification

Certain prior year amounts have been reclassified to conform to the current year presentation.

Revisions to Previously Reported Financial Statements

As previously disclosed in the Company’s June 30, 2013 Form 10-Q, errors were identified related to the accounting for certain revenues, cost of sales, cost reimbursements and internally developed software for the years ended December 31, 2012, 2011, 2010, and the three months ended March 31, 2013, as well as the cumulative impact of these errors as of March 31, 2013. These errors consisted of corrections of revenue recognition pertaining to certain agreements containing multiple elements during the years ended December 31, 2012, 2011, 2010, and the three months ended March 31 2013, certain revenue and cost reimbursements pertaining to fiscal 2012 but recorded in the three months ended March 31, 2013, certain reclassifications to conform to the condensed financial statement presentation during the three months ended March 31, 2013, and certain internal use software and website development costs that were corrected for during the three months ended March 31, 2013. Accordingly, in the June 30, 2013 Form 10-Q the Company revised its statements of operations for the years ended December 31, 2012, 2011, 2010, and the three-month period ended March 31, 2013, as well as the balance sheets at December 31, 2012, 2011, and March 31, 2013, to correct for these errors in accordance with the SEC's Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statement."

The impact on the Company's statements of operations for the years ended December 31, 2012, 2011 and 2010, as well as the balance sheets at December 31, 2012, and 2011 is summarized on form 8-K/A filed with SEC on August 9, 2013. The corresponding corrections to the Company's statements of operations for the three and nine months ended September 30, 2012 have also been reflected in the revised amounts presented herein in the same line items (revenues and cost of sales) as previously disclosed. The net impact of the corrections on pre-tax and net loss for the three and nine months ended September 30, 2012 was to reduce net loss by approximately $0.1 million and to increase pre-tax and net loss by approximately $0.1 million, respectively.

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

In July 2013, the FASB issued guidance ASU 2013-10, “Derivatives and Hedging (Topic 815) - Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes”. The amendments in this Update permit the Fed Funds Effective Swap Rate (OIS) to be used as a U.S. benchmark interest rate for hedge accounting purposes under Topic 815, in addition to UST and LIBOR. The amendments also remove the restriction on using different benchmark rates for similar hedges. The adoption of the new guidance did not have an effect on the Company’s results of operations, financial position, or cash flows.

Proposed Amendments to Current Accounting Standards. Updates to other existing accounting standards and exposure drafts, such as exposure drafts related to revenue recognition, lease accounting, loss contingencies and fair value measurements, that have been issued or proposed by FASB or other standards setting bodies that do not require adoption until a future date are being evaluated by the Company to determine whether adoption will have a material impact on the Company’s consolidated financial statements.

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

Since the Row 44 Merger was accounted for as a recapitalization, the assets and liabilities of Row 44 and GEAC are carried at historical cost and GEE has not recorded any step-up in basis or any intangible assets or goodwill as a result of the Row 44 Merger. Under the acquisition method, the acquisition-date fair value of the gross consideration transferred to effect the AIA Stock Purchase was allocated to the assets acquired, the liabilities assumed, and non-controlling interest based on their estimated fair values. Transaction costs of $16.4 million were attributable to the Business Combination and were recorded as reductions to the additional paid-in capital. In connection with the closing of the Row 44 Merger, Row 44 paid PAR $11.9 million under a backstop fee agreement. This was recorded as transaction costs reflected in operating results as a general and administrative expense in the period ended March 31, 2013.

The fair values in respect of the AIA Stock Purchase were preliminary and provisional and subject to adjustment if additional information is obtained during the measurement period (a period of up to one year from the Closing Date) of this transaction that would change the fair value allocation as of the acquisition date.

Table of Content
Global Eagle Entertainment Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

The number of shares of voting and non-voting common stock of the Company issued and outstanding immediately following the consummation of the Business Combination is reflected in the unaudited consolidated statement of stockholders' equity found in this Form 10-Q. Excluding the July 2013 PMG asset acquisition, there were no additional shares of common stock of the Company issued in the period following the consummation of the Business Combination through September 30, 2013.

In the consolidated financial statements, the recapitalization of the number of shares of common stock attributable to Row 44 is reflected retroactive to December 31, 2012. Accordingly, the number of shares of common stock that was used to calculate the Company's earnings per share for all periods prior to the Business Combination was 20,352,151, which comprises the number of shares of common stock, net of treasury stock, issued to Row 44 equity holders.

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

The following table summarizes the provisional allocation of the AIA purchase price to the estimated fair values of the assets acquired and liabilities assumed in the AIA Stock Purchase (in thousands):

Amount
Goodwill	$39,217
Existing technology – software	2,537
Existing technology – games	12,150
IPR&D	7,210
Customer relationships	79,871
Other intangibles	2,659
Content library	15,418
Other assets acquired, net of liabilities assumed	10,482
Net assets acquired	169,544
Less: Non-controlling interests	25,287
Total consideration transferred	$144,257

As a result of the AIA Stock Purchase, a non-controlling interest was recorded on the Company's consolidated balance sheets. As of March 31, 2013 and September 30, 2013, the remaining 14% and 6%, respectively, of AIA shares was owned by others unrelated and independent of Global Eagle. The fair value of the non-controlling interest was determined based upon the fair value of AIA common stock on the closing date. Since the acquisition date, the results of AIA have been included in the Company’s consolidated financial results for the eight months ended September 30, 2013 in the Content segment.

PMG Asset Purchase

On July 9, 2013, the Company purchased substantially all the assets of Post Modern Edit, LLC and related entities to further expand its leadership in delivering media and content solutions to the global travel industry. Pursuant to the terms of the purchase, the Company acquired such assets of PMG in exchange for approximately $10.8 million in cash, 431,734 shares of common stock for a fair value of $4.4 million and the assumption of approximately $3.3 million in debt and $0.4 million in certain accrued obligations. The sellers of the PMG assets have the opportunity to receive an additional $5.0 million in cash if, among other things, the PMG business, combined with certain AIA businesses, achieve certain financial target milestones from the second half of 2013 through December 31, 2014 (the “PMG Earn Out”). Due to the fact that the PMG Earn Out is tied to the fulfillment of certain post-closing employment obligations by certain PMG executives, the Company is required to account for the PMG Earn Out as compensation to the sellers and is recognized as an expense over the requisite service period. During the quarter ended September 30, 2013, the Company accrued for approximately $0.2 million of the PMG Earn Out obligation.
As of September 30, 2013, the Company held 151,420 of the total 431,734 shares issuable to the sellers in escrow, which are subject to certain standard warranties and representations and scheduled to be released to the sellers by the end of 2013. In addition, approximately $0.3 million of the cash proceeds is subject to a hold back to satisfy post-closing obligations as well as a working capital adjustment and any remaining portion of such hold back amount that is not subject to then pending claims will be paid to the selling shareholders prior to the end of 2013.

Table of Content
Global Eagle Entertainment Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table summarizes the provisional fair value of the assets and liabilities assumed in the PMG asset purchase (in thousands):

Amount
Goodwill	$7,584
Trade Names	826
Customer relationships	6,865
Non-Compete	824
Fixed assets	3,284
Other assets acquired, net of liabilities assumed	(3,687)
Total consideration transferred	$15,696

Significant other assets and net liabilities assumed and included in the table above were $8.5 million of accounts receivable, $1.1 million of tape-stock inventory and prepaid assets, $1.1 million of restricted cash, $3.3 million of assumed indebtedness pertaining to debt assumed by the Company, and $11.1 million of accounts payable and accrued expenses outstanding and assumed at the purchase date. The fair values set forth above are subject to adjustments if additional information is obtained during the measurement period (a period of up to one year from the closing date) of this transaction that would change the fair value allocation as of the acquisition date. The Company incurred approximately $0.3 million in transaction costs associated with the PMG asset purchase. Since the acquisition date, the amount of revenue and net loss of PMG included in the consolidated statements of operations for the three and nine months ended September 30, 2013 was $12.8 million and $0.6 million, respectively.

Note 4. Property, Plant, and Equipment, net

At September 30, 2013 and December 31, 2012, property, plant, and equipment, net consisted of the following (in thousands):

	September 30, 2013	December 31, 2012
Leasehold improvements	$1,145	$370
Furniture and fixtures	1,279	526
Equipment	14,234	5,942
Computer equipment	3,141	981
Computer software	2,471	155
Automobiles	105	37
Buildings	218	—
Albatross (aircraft)	385	385
Other	11	—
Total property, plant, and equipment	22,989	8,396
Accumulated depreciation	(6,182)	(3,757)
Property, plant, and equipment, net	$16,807	$4,639

Depreciation expense for property, plant, and equipment amounted to $1.1 million and $2.4 million for the three and nine months ended September 30, 2013, respectively and $0.4 million and $0.8 million during the three and nine months ended September 30, 2012, respectively.

Table of Content
Global Eagle Entertainment Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Depreciation expense, including software amortization expense, by classification for the three and nine months ended September 30, 2013 and 2012 is shown below (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Depreciation expense:
Cost of sales	$546	$—	$1,256	$257
Product Development	18	—	51	—
General and administrative	542	366	1,050	588
Total depreciation expense	$1,106	$366	$2,357	$845

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

Intangible assets, net at September 30, 2013, consisted of the following (in thousands):

			September 30, 2013
	Weighted Average Useful Lives		Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Intangible assets:
Definite life:
Existing technology - software	8 years		$2,574	$(215)	$2,359
Existing technology - games	6 years		12,331	(1,370)	10,961
IPR&D	8 years		7,317	—	7,317
Customer relationships	5.5 years		87,623	(6,883)	80,740
Other	3.5 years		4,362	(991)	3,371
Content library (acquired in business combination)	1.5 years		15,245	(6,776)	8,469
Content library (acquired post business combination)	1.5 years	(1)	7,101	(1,773)	5,328
Total intangible assets			$136,553	$(18,008)	$118,545
(1) Useful estimate based upon the content library acquired in business combination, which approximates historical experience.

Content library is classified on a standalone basis on the Company's September 30, 2013 condensed balance sheet. The Company expects to record amortization of the intangible assets as follows (in thousands):

Year ending December 31,	Amount
2013 (3 months ended)	$6,287
2014	28,364
2015	15,658
2016	14,301
2017	12,958
Thereafter	40,977
Total	$118,545

Table of Content
Global Eagle Entertainment Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

The Company recorded amortization expense of $7.6 million and $0.0 million during the three months ended September 30, 2013 and 2012, respectively, and $18.0 million and $0.0 million during the nine months ended September 30, 2013 and 2012, respectively. Amortization expense excludes the amortization of the content library, which is included in cost of sales.

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

Note 7. Commitments and Contingencies

Operating Lease Commitments

Operating lease commitments include payments on outstanding, noncancelable, operating lease obligations. The Company leases its operating facilities under noncancelable operating leases that expire through 2017. The Company also leases certain facilities and vehicles under month-to-month arrangements. Total rent expense for the three and nine months ended September 30, 2013 and 2012 was $0.5 million, $1.6 million, $0.1 million, and $0.4 million, respectively. The Company is responsible for certain operating expenses in connection with these leases.

Satellite Cost Commitments

During the nine months ended September 30, 2013 the Company signed four amendments to its Master Services Agreement ("MSA") with its satellite service provider to provide for satellite capacity over Russia, the North Atlantic and for expansion of its existing capacity in the US and Europe. These collective amendments increased satellite cost commitments by a total of $40.0 million over the period from September 30, 2013 through December 31, 2018. The commitment increase by period is as follows: $1.7 million for the remainder of 2013, $9.3 million for 2014, $12.3 million for 2015, $8.4 million for 2016 and $4.2 million for each of the years 2017 and 2018. The Company expenses these satellite fees in the month the service is provided as a charge to cost of services.

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

On October 22, 2013, Arista Music, Sony Music Entertainment and certain parties believed to be related to the foregoing filed suit in the United States Direct Court for the Southern District of New York against Inflight Productions Ltd. (“IFP”), one of its customers and a third party contractor of IFP for copyright infringement and related claims and unspecified money damages. IFP is a direct subsidiary of AIA and an indirect subsidiary of the Company. The Company is in the process of evaluating the merits of this matter, and we intend to defend vigorously against this matter, however the the outcome is inherently uncertain and could have a material adverse effect on the Company’s business, financial condition and results of operations. The potential range of loss related to this matter cannot be determined.

While the resolution of the above matters cannot be predicted with certainty, the Company does not believe, based on current knowledge, that the outcome of the currently pending claims or legal proceedings in which the Company is currently involved will have a material adverse effect on the Company's financial statements.

Business Combination

Table of Content
Global Eagle Entertainment Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

As a result of the AIA Stock Purchase, the Company assumed certain commitments. AIA’s long-term commitments include contracts for office space leases and operating equipment leases of $5.6 million, movie license fees of $23.1 million and certain guaranteed minimum payments owed to movie content providers of $7.5 million. In addition and as a result of the PMG asset purchase, the Company assumed obligations of $1.8 million associated with a 25-year operating lease agreement.

The operating lease contracts usually have a contract period from 1 to 5 years. The movie license contracts have a contract period of 3 years. Minimum payments for already signed contracts are mainly to be paid within 12 months. The earn-out payment will be due in the years 2014 through 2016.

Note 8. Related Party Transactions

PAR Backstop Fee

In connection with the closing of the Row 44 Merger, the Company paid PAR $11.9 million under a backstop fee agreement. This was recorded as transaction costs reflected in operating results as a general and administrative expense in the nine month period ended September 30, 2013.

Agreement with Board Member and Former AIA Executive

During the three months ended September 30, 2013, the former CEO of AIA, who is also a current Board member, entered into a consulting agreement and mutual general release, which was subsequently amended (as so amended, the “Consulting Agreement”). The Consulting Agreement provides that, amongst other things, the former executive is entitled to certain remuneration, at the former executive’s option, in exchange for certain releases and subject to the Company closing an equity offering by January 1, 2014, in the form of (i) $3.0 million in cash or (ii) $1.0 million in cash and $2,000,000 in fully vested common shares (subject to certain limitations). If the equity offering does not occur by January 1, 2014, the Company would be required to issue the former executive 300,000 in fully vested common shares at no cost to the former executive (collectively, the “Remuneration Payment”). In addition the former executive (i) entered into a consulting arrangement at a rate of $41,666 per month, commencing September 2013 and ending on the date the Remuneration Payment is made and (ii) received a new stock option grant of 25,000 in September 2013 for his service as a Board member, which vests monthly over two years beginning on the date of grant. During the three months ended September 30, 2013, the Company recorded an expense of approximately $2.8 million associated with its Remuneration Payment obligation.

Share Repurchases

During the three months ended September 30, 2013, the Company repurchased approximately 95,000 shares of its common stock, at a price of $11.25 per share, from certain officers of the Company for the purpose of satisfying certain federal and state employment tax withholding obligations related to the January 2013 Business Combination. Upon the repurchase, the shares were cancelled.

Administrative Services

AIA's subsidiary, Entertainment in Motion (“EIM”), rents office space belonging to a company in which AIA's management has an ownership interest. There were no unpaid lease liabilities as of September 30, 2013 and December 31, 2012. The Company recognized rent expense of $60,000, $180,000, $0, and $0 for the three and nine months ended September 30, 2013 and 2012, respectively. EIM also made a loan to one of its managing directors. As of September 30, 2013, the outstanding balance was less than $0.1 million.

Table of Content
Global Eagle Entertainment Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 9. Convertible, Redeemable Preferred Stock, Stock Options, Common Stock and Warrants

Convertible, Redeemable Preferred Stock

The following is a summary of activity of Row 44's convertible, redeemable preferred stock for the nine months ended September 30, 2013 (in thousands):

Row 44 Preferred Stock	Series A-1	Series A-2	Series B-1	Series B-2	Series C-1	Series C-2	Total
Balance - January 1, 2013	$9,245	$21,454	$27,488	$19,981	$24,535	$19,837	$122,540
Cumulative dividends	60	139	179	129	170	141	818
Accretion of preferred stock	—	—	—	—	57	67	124
Conversion to common stock	(9,305)	(21,593)	(27,667)	(20,110)	(24,762)	(20,045)	(123,482)
Balance - September 30, 2013	$—	$—	$—	$—	$—	$—	$—

Common Stock

The following is a summary of activity of the Company's common stock for the nine months ended September 30, 2013 (in thousands):

GEE Common Stock	Common Stock	Amount	Common Non-Voting Stock	Amount
Balance - January 1, 2013	20,352	$2	—	$—
Recapitalized as a result of Row 44 Merger	15,373	2	4,750	1
Stock Purchase of AIA	—	—	14,368	1
Repurchased and retired common stock held by certain executives	(95)	—	—	—
Asset Purchase of PMG	431	—	—	—
Balance - September 30, 2013	36,061	$4	19,118	$2

During the three months ended September 30, 2013, the Company acquired PMG assets in exchange for approximately $10.8 million, 431,734 shares of common stock and the assumption of approximately $3.3 million in debt. 151,420 of the shares are amounts held in escrow amounting to $1.6 million. In addition and during the same period, the Company also repurchased and retired approximately 95,000 shares of common stock to settle certain employee tax withholding obligations associated with the Business Combination in January 31, 2013.

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

Table of Content
Global Eagle Entertainment Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Expected life (in years)	4.87
Risk-free interest rate	0.77%
Expected stock volatility	50.00%
Expected dividend yield	0.00%

Stock option activity for nine months ended September 30, 2013 is as follows:

Row 44 2011 Equity Incentive Plan	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2013	43,686,492	$0.11	7.95	$9,187
Granted	—	—	—	—
Exercised-cashless (Global Eagle)	(40,644,825)	0.11	—	—
Exercised-cash	(225,000)	0.10	—	—
Forfeited	(2,816,667)	0.10	—	—
Outstanding - January 31, 2013	—	$—	—	$—

Global Eagle Stock Option Plan	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at January 31, 2013	—	$—	—	$—
Granted	5,270,000	9.82	4.44	149,500
Exercised	—	—	—	—
Forfeited	(500,000)	9.79	4.43	—
Outstanding at September 30, 2013	4,770,000	9.82	4.44	149,500
Exercisable at September 30, 2013	93,750	9.40	2.56	—
Expected to vest at September 30, 2013	4,676,250	$9.83	4.48	$149,500

The following is a summary of the Company's stock options outstanding at September 30, 2013:

Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Term (in years)	Number Exercisable	Weighted Average Exercise Price
$10.00	2,970,000	4.34	43,750	$10.00
$9.83	700,000	4.74	—	—
$9.79	525,000	4.43	—	—
$8.88	575,000	4.62	50,000	8.88
	4,770,000	4.44	93,750	$9.40

Stock-based Compensation Expense

Stock-based compensation expense related to all employee and non-employee stock-based awards was as follows for the three and nine months ended September 30, 2013 and 2012 (in thousands):

Table of Content
Global Eagle Entertainment Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Stock-based compensation expense:
Cost of services	$—	$—	$—	$—
Sales and marketing expenses	—	—	—	—
Product development	—	—	—	32
General and administrative	526	73	1,902	716
Total stock-based compensation expense	$526	$73	$1,902	$748

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

The following is a summary of activity for Row 44 warrants for common stock convertible into GEE common stock for the nine months ended September 30, 2013:

Row 44 Warrants for Common Stock - Upon Exercise Convertible to Global Eagle Common Stock	Number of Warrants	Weighted Average Exercise price	Weighted Average Remaining Contractual Term (in years)
Outstanding - January 1, 2013	84,612,107	$0.0801	4.92
Granted	2,414,524	—
Exercised	(65,964,131)	0.0001
Forfeited	—	—
Outstanding - January 31, 2013	21,062,500	0.3214	4.03
Granted	—	—
Exercised	—	—
Forfeited	—	—
Outstanding - September 30, 2013	21,062,500	0.3214	3.37
Exercisable at September 30, 2013	21,062,500	0.3214	3.37

In conjunction with the Business Combination and on January 31, 2013, the Company converted 21,062,500 Row 44 warrants to warrants to purchase up to 721,600 shares of Global Eagle common stock. The following is a summary of all Row 44 warrants converted to warrants to purchase GEE common stock (exercise price per warrant and number of warrants presented using the conversion ratio to Global Eagle common stock used in the Row 44 Merger) outstanding at September 30, 2013:

Weighted Average Exercise Price per Warrant (as converted)		Number of Warrants (as converted)	Weighted Average Remaining Life (in years)
Common stock warrants	$9.45	721,600	3.37
Series C Preferred stock warrants	$8.74	734,451	3.69

Table of Content
Global Eagle Entertainment Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following is a summary of Global Eagle warrants for the three and nine months ended September 30, 2013:

Global Eagle Warrants	Number of Warrants	Weighted Average Exercise price	Weighted Average Remaining Contractual Term (in years)
Outstanding at January 31, 2013	25,992,500	$11.50	5.00
Granted	666,667	11.50
Exercised	—	—
Purchased	(500,000)	11.50
Forfeited	—	—
Outstanding and exercisable at September 30, 2013	26,159,167	$11.50	4.34

The following is a summary of all Global Eagle warrants outstanding at September 30, 2013:

Exercise Price per Warrant		Number of Warrants	Class of Shares	Weighted Average Remaining Life (in years)
	$11.50	18,492,500	Public Warrants	4.34
Total outstanding		18,492,500
	11.50	666,667	Sponsor Warrants	4.32
	$11.50	7,000,000	Sponsor Warrants	4.34
Total outstanding		26,159,167		4.34

During the nine months ended September 30, 2013, the Company purchased and retired 500,000 Global Eagle Public Warrants for a total of $0.8 million. The Company accounted for its 18,492,500 public warrants and 333,333 of the sponsor warrants as derivative liabilities at September 30, 2013. These liabilities are subject to remeasurement at each balance sheet date until exercised, with any changes in fair value is recognized in the consolidated statements of operations. The fair value of warrants issued by the Company has been estimated using the warrants' quoted market price.

On March 29, 2013, Global Eagle Acquisition, LLC ("Sponsor") executed a waiver relating to 7,333,334 of the sponsor warrants. The waiver relates to a specific provision of the warrant agreement that provides for a reduction of exercise price of the warrants. This provision originally triggered liability accounting as discussed above and the warrants were recorded as derivative liabilities. The Company valued the warrants as of the waiver date and recorded the change in fair value of the warrants in earnings and reclassified the portion of the warrant liability of $9.9 million represented by these sponsor warrants to equity. As a result of the waiver, these sponsor warrants became equity warrants as of March 29, 2013, leaving the 18,492,500 public warrants and 333,333 of the sponsor warrants accounted for as derivative liabilities as of September 30, 2013.

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

Table of Content
Global Eagle Entertainment Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Income tax expense for the three and nine months ended September 30, 2013 and 2012 was $1.1 million, $1.7 million, $0.0 million, and $0.0 million respectively.
As of September 30, 2013, the Company has recorded a valuation allowance of $49.5 million and $0.9 million against its domestic and foreign deferred tax assets, respectively, due to the uncertainties over its ability to realize future taxable income in those jurisdictions. As of December 31, 2012, the valuation allowance on domestic and foreign deferred tax assets were $39.6 million and $0, respectively.
In connection with the acquisition of AIA, the Company recorded net deferred tax liabilities of $24.7 million.
As of September 30, 2013 and December 31, 2012, the Company had federal net operating loss carry-forwards ("NOLs") of $96.7 million and $81.0 million, respectively, and state net operating loss carry-forwards of $57.2 million and $54.2 million, respectively, which losses will begin to expire during the fiscal years ending in December 31, 2028 and 2018, respectively. These NOLs may be used to offset future taxable income, to the extent the Company generates any taxable income, and thereby reduce or eliminate future federal income taxes otherwise payable. Section 382 of the Internal Revenue Code imposes limitations on a corporation's ability to utilize NOLs if it experiences an ownership change as defined in Section 382. In general terms, an ownership change may result from transactions increasing the ownership of certain stockholders in the stock of a corporation by more than 50% over a three year period. In the event that an ownership change has occurred, or were to occur, utilization of the Company's NOLs would be subject to an annual limitation under Section 382 as determined by multiplying the value of the Company's stock at the time of the ownership change by the applicable long-term tax-exempt rate as defined in the Internal Revenue Code. Any unused annual limitation may be carried over to later years. The Company could experience an ownership change under Section 382 as a result of events in the past in combination with events in the future. If so, the use of the Company's NOLs, or a portion thereof, against future taxable income may be subject to an annual limitation under Section 382, which may result in expiration of a portion of the NOLs before utilization. Therefore, the Company could be liable for income taxes sooner than otherwise would be true if the Company were not subject to Section 382 limitations. The Company is performing a study to determine the extent of the limitation, if any. Any carry-forwards that expire prior to utilization as a result of such limitations will be removed, if applicable, from deferred tax assets with a corresponding reduction of the valuation allowance.

As of September 30, 2013, the Company intends to reinvest the foreign earnings of its subsidiaries on an indefinite basis. As a result, deferred taxes have not been established for unremitted earnings of foreign subsidiaries.

The Company is subject to the accounting guidance for uncertain income tax positions. The Company believes that its income tax positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material adverse effect on the Company's financial condition, results of operations, or cash flow. The Company acquired an approximate $3.4 million uncertain tax position as a result of the Business Combination in January 2013. As of September 30, 2013, the Company has recorded a $4.1 million cumulative liability for uncertain income tax positions that includes accrued interest of $0.2 million.

The Company's policy for recording interest and penalties associated with audits and uncertain tax positions is to record such items as a component of income tax expense, and amounts recognized to date are insignificant. No uncertain income tax positions were recorded during 2011 or 2012, and the Company does not expect its uncertain tax position to change through the end of 2013.

Note 11. Notes Payable and Bank Debts

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

As of September 30, 2013, the principle and accrued interest outstanding on the bank loan was $5.4 million.

Table of Content
Global Eagle Entertainment Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Subordinated bank loan

The Company's controlled subsidiary, AIA holds a note payable of $2.6 million for mezzanine financing obtained through a financing program of Capital Efficiency Group AG, Zug, Switzerland. This financing program matures in March 2014. The interest rate is 8.8% per year. A payment of 1% must be made each year and interest of 7.8% on the principal must be paid every quarter. As of September 30, 2013, the principle and accrued interest outstanding on the note was $2.7 million.

Annuity loan

AIA is a party to a loan agreement for $1.1 million with HVB Investitionsbank GmbH, Munich, to finance investments in hardware for the technical services of The Lab.Aero, one of its subsidiaries. As of September 30, 2013, the remaining balance of the loan agreement was paid in full.

The balance of this loan consists of the following at September 30, 2013 and December 31, 2012 (in thousands):

	September 30, 2013	December 31, 2012
Bank loans	$70	$38
Other loans	—	—
Long-term debt	$70	$38

Bank Debt

With the acquisition of PMG in July 2013, the Company assumed approximately $3.3 million of debt in the form a $1.5 million term loan (the “Term Loan”) and a $1.8 million line of credit (the “LOC”) with a bank. The Term Loan and LOC mature in October 2017 and 2014, respectively, and bear interest at a rate equal to the bank’s reference rate, which was approximately 3.25% during the quarter ended September 30, 2103, or the bank’s current prime rate. The LOC matures in October 2014, and bears interest. Interest is paid on a monthly basis. Accrued interest on the Term Loan and LOC was $0.0 million at September 30, 2013.

The following is a schedule, by year, of future minimum principal payments required under notes payable and bank debts as of September 30, 2013 (in thousands):

Years Ending December 31,	Amount
2013 (3 months ended)	$2,168
2014	8,274
2015	367
2016	367
2017	306
Thereafter	—
Total	$11,482

Note 12. Subsequent Events

On October 18, 2013 (the “Purchase Date”), the Company acquired IFE Services Limited (“IFE Services”) from GCP Capital Partners LLP for approximately $36.2 million in cash. IFE Services is a leading provider of in-flight entertainment services to the airline and cruise line markets worldwide.

On the Purchase Date, and in connection with the IFE Services acquisition, (i) Putnam Equity Spectrum Fund purchased 2,453,472 shares of the Company’s common stock in exchange for aggregate gross proceeds (before expenses) of approximately $21.0 million, and (ii) the Company issued to PAR Investment Partners, L.P., a related party, a $19.0 million convertible promissory note due December 20, 2013, which note may, at the Company’s option, be repaid in cash or converted into shares of the Company’s non-voting common stock at price of approximately $8.56 per share upon its maturity date (the “PAR Note”). In connection with the issuance of the PAR Note, the Company paid PAR a one-time fee of approximately $1.0 million. The convertible note bears interest at an annual rate of 12%.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Note Regarding Forward-Looking Statements

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q, our 2012 Annual Report on Form 10-K filed on March 18, 2013 and our Current Report on Form 8-K filed on February 6, 2013, as amended on March 18, 2013, May 16, 2013, and August 9, 2013.

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

These forward-looking statements are based on information available to us as of the date of this report and on our current expectations, forecasts and assumptions, and involve substantial risks and uncertainties. Actual results may vary materially from those expressed or implied by the forward looking statements herein due to a variety of factors, including:

Our ability to integrate our recently acquired businesses, the ability of the combined business to grow, including through acquisitions which we are able to successfully integrate, and the ability of our executive officers to manage growth profitably; the ability of our customer Southwest Airlines to maintain a sponsor for its “TV Flies Free” offering and our ability to replicate this model through other sponsorship alliances; the outcome of any legal proceedings pending or that may be instituted against us, Row 44 or AIA; changes in laws or regulations that apply to us or our industry; our ability to recognize and timely implement future technologies in the satellite connectivity space, including Ka-band system development and deployment; our ability to deliver end-to-end network performance sufficient to meet increasing airline customer and passenger demand; our ability to obtain and maintain international authorizations to operate our service over the airspace of foreign jurisdictions our customers utilize; our ability to expand our service offerings and deliver on our service roadmap; our ability to timely and cost-effectively identify and license television and media content that passengers will purchase; general economic and technological circumstances in the satellite transponder market, including access to transponder space in capacity limited regions and successful launch of replacement transponder capacity where applicable; our ability to obtain and maintain licenses for content used on legacy installed in-flight entertainment systems; the loss of, or failure to realize benefits from, agreements with our airline partners; the loss of relationships with original equipment manufacturers or dealers; unfavorable economic conditions in the airline industry and economy as a whole; our ability to expand our domestic or international operations, including our ability to grow our business with current and potential future airline partners or successfully partner with satellite service providers, including Hughes Network Systems; our reliance on third-party satellite service providers and equipment and other suppliers, including single source providers and suppliers; the effects of service interruptions or delays, technology failures, material defects or errors in our software, damage to our equipment or geopolitical restrictions; the limited operating history of our connectivity and in-flight television and media products; costs associated with defending pending or future intellectual property infringement actions and other litigation or claims; increases in our projected capital expenditures due to, among other things, unexpected costs incurred in connection with the roll out of our technology roadmap or our international plan of expansion; fluctuation in our operating results; the demand for in-flight broadband internet access services and market acceptance for our products and services; and other risks and uncertainties set forth herein and in our most recent Annual Report on Form 10-K and any subsequently filed Quarterly Reports on Form 10-Q. We do not undertake any obligation to update forward-looking statements as a result of as a result of new information, future events or developments or otherwise.

The following discussion and analysis of our business and results of operations for the three and nine months ended September 30, 2013, and our financial conditions at that date, should be read in conjunction with the financial statements and the notes thereto included in Item 1 of this Quarterly Report on Form 10-Q. As used herein, "Global Eagle Entertainment," "GEE," "the Company," "our," "we," or "us" and similar terms include Global Eagle Entertainment Inc. and its subsidiaries, unless the context indicates otherwise.

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

•
Results of Operations — This section provides an analysis of our results of operations for the three and nine months ended September 30, 2013 and 2012. This analysis is presented on both a consolidated and segment basis. In addition, a brief description is provided of significant transactions and events that have an impact on the comparability of the results being analyzed. Due to our specific situation, the presented financial information for the three and nine months ended September 30, 2013 is only partially comparable to the financial information for the three and nine months ended September 30, 2012. Since Row 44 was deemed the accounting acquirer in the Business Combination consummated on January 31, 2013, the presented financial information for the three and nine months ended September 30, 2012 reflects the financial information and activities only of Row 44. The presented financial information for the three and nine months ended September 30, 2013 includes the financial information and activities of Row 44 for the period January 1, 2013 to September 30, 2013 (274 days) as well as the financial information and activities of GEE and AIA for the period January 31, 2013 to September 30, 2013 (243 days) and PMG for the period July 10, 2013 to September 30, 2013 (82 days). This lack of comparability needs to be taken into account when reading the discussion and analysis of our results of operations and cash flows.

•
Liquidity and Capital Resources — This section provides an analysis of our cash flows for the three and nine months ended September 30, 2013 and 2012. Included in the discussion of outstanding debt is a discussion of the amount of financial capacity available to fund our future commitments and obligations, as well as a discussion of other financing arrangements.

Overview of the Business Combination Transaction

On February 2, 2011, Global Eagle Acquisition Corp. (“GEAC”) was formed to effect a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. On November 8, 2012, GEAC entered into an Agreement and Plan of Merger and Reorganization with Row 44 and PAR Investment Partners, L.P. ("PAR") for the acquisition of Row 44 by reverse merger and a Stock Purchase Agreement (the “AIA Stock Purchase”) with PAR for the purchase of the shares of AIA owned by PAR (collectively, the “Business Combination”). On January 31, 2013, the stockholders of GEAC approved the Business Combination, and GEAC changed its name to Global Eagle Entertainment Inc. As of the date of the Business Combination, we owned all of the issued and outstanding shares of the capital stock of Row 44 and approximately 86% of the issued and outstanding shares of the capital stock of AIA.

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

AIA is a global leader in the business of selecting, procuring, managing, encoding, and distributing video and music programming, e-readers and similar applications and video games to the in-flight entertainment market, including delivering content compatible with a multitude of third-party in-flight entertainment systems. Following the Business Combination, GEE undertook a mandatory tender offer for the purchase of the shares of AIA not acquired in the AIA Stock Purchase. The shares of AIA's capital stock not owned by GEE (approximately 6% at September 30, 2013) remain listed in the Regulated Market ("General

Standard") of the Frankfurt Stock Exchange. During the third quarter of 2013, we commenced the process to squeeze out the non-controlling AIA shareholder interests. We expect that the squeeze out will be finalized in the first half of 2014.

Row 44 was the accounting acquirer in the Business Combination. Thus, the Business Combination was accounted for in a manner similar to a capital infusion in Row 44. The assets and liabilities of the Company are carried at historical cost and Row 44 will not record any step-up in basis or any intangible assets or goodwill as a result of the Business Combination. GEE holds approximately 94%, as of September 30, 2013, of the issued and outstanding shares of AIA. Both AIA and PMG constitute a business, with inputs, processes, and outputs. Accordingly, the acquisitions of AIA and PMG constitute the acquisition of a business for purposes of Financial Accounting Standards Board’s Accounting Standard Codification 805, ‘‘Business Combinations,’’ (" ASC 805"), and due to the change in control, was accounted for using the acquisition method.

Additional information regarding the Business Combination is set forth in (i) the definitive proxy statement filed by GEAC with the SEC on January 17, 2013 and subsequently supplemented on January 28, 2013, (ii) the Annual Report on Form 10-K for the year ended December 31, 2012 filed with the SEC on March 18, 2013 and (iii) the Current Reports on Form 8-K and Form 8-K/A filed with the SEC on February 6, 2013 and August 9, 2013.

PMG Acquisition

On July 9, 2013, we acquired substantially all of the assets of Post Modern Edit, LLC and related entities (such business, which we operate through wholly-owned subsidiaries, is referred to herein as "PMG"). PMG is a premier provider of digital media production and post-production services. The company's operations, which include AMP International, Ambient, Criterion Pictures and Sea Movies, provide video production, post-production and digital content delivery services spanning TV shows, feature films, commercials, home video and live news broadcasts, as well as multi-language media for use in inflight and cruise line entertainment systems. The company serves Hollywood studios and distributors, advertising agencies, major corporations, federal and local government entities, airlines and cruise lines worldwide.

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

Connectivity

Our Connectivity service offering provides airline partners and their passengers Wi-Fi connectivity over Ku-band satellite transmissions. We deliver our Connectivity services through our wholly owned subsidiary, Row 44, which combines specialized network equipment, media applications and premium content services that allow airline passengers to access in-flight Internet, live television, on-demand content, shopping and travel-related information. In the near future, we expect to deliver additional content to airline passengers and other desired communication services, and to provide airlines with valuable aircraft operations data and applications. Row 44 was formed in 2004, its Wi-Fi connectivity system was first deployed by a domestic commercial airline in 2009 and its broadband services were fully operational in 2010. Currently installed on more than 500 aircraft, we have outfitted and supported the largest fleet of in-flight entertainment and connectivity connected aircraft capable of operating over land and sea. Following the completion of the development of a licensed and operational in-flight broadband system in 2010, Row 44 commenced the installation of its equipment on the aircraft of Southwest Airlines and began to generate revenues from operations.

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

Content

Our Content service offering selects, manages, and distributes wholly-owned and licensed media content, video and music programming, applications, and video games to the airline industry through its majority-owned subsidiary, AIA and recently acquired PMG businesses. Our Content operations primarily focus on:

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

Programmers in Content operations choose movies, TV and audio programs relevant and appropriate for each individual airline. The technical services in Content operations include encoding, editing and meta-data services accomplished in-house in technical facilities located in Singapore, Auckland (New Zealand), and California. In these technical facilities our Content operations also provide a full range of tailored digital production solutions including corporate videos, safety videos, animated video content, podcasts and broadcast quality radio shows.

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

For the nine months ended September 30, 2013 and 2012, we reported revenue of $180.0 million and $54.6 million, respectively. For the three and nine months ended September 30, 2013, our Content segment accounted for 72% and 69% of our total revenue, respectively, and our Connectivity segment accounted for 28% and 31%, respectively.

Recent Corporate Developments

In October 2013, we acquired IFE Services Limited (“IFE Services”) for approximately $36.2 million in cash. IFE Services is a leading provider of in-flight entertainment services to the airline and cruise line markets worldwide.

In October 2013 and in connection with the IFE Services acquisition, an affiliate of Putnam Equity Spectrum fund purchased 2,453,472 shares of our common stock in exchange for aggregate gross proceeds (before expenses) of approximately $21.0 million, and we issued to PAR Investment Partners, L.P., our largest shareholder, a $19.0 million convertible promissory note due December 20, 2013, which note may, at our option, be repaid in cash or converted into shares of the Company’s non-voting common stock at price of approximately $8.56 per share upon its maturity date (the “PAR Note”). In connection with the issuance of the PAR Note, we paid PAR a one-time fee of approximately $1.0 million.

Opportunities, Challenges and Risks

For the nine months ended September 30, 2013, we derived the majority of our revenue through the licensing of content in connection with our Content offerings, and secondarily from equipment and Wi-Fi Internet service from our Connectivity business. Historically and for the three and nine months ended September 30, 2013, the majority of our equipment and Wi-Fi Internet service revenues were generated by two airlines. For the nine months ended September 30, 2013 and 2012, these airlines accounted for substantially all of our consolidated Connectivity revenue.

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

As technology continues to evolve, we believe that there are opportunities to expand our services by adding more content in a greater variety of formats. Currently, our Content and Connectivity businesses are separate platforms; however, we believe there is an opportunity to diversify our revenue long-term by cross leveraging these services, including offering a greater variety of premium paid content across our Connectivity platform. For example, we acquired AIA, and more recently PMG and IFE Services, to accelerate our paid premium content opportunity. In addition, we expect to realize significant cost savings as we begin to integrate the operations of Row 44, AIA, PMG, and IFS Services, which we plan to commence during the first half of 2014.

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

Our consolidated cost of sales, the largest component of our operating expenses, can vary from period to period, particularly as a percentage of revenue, based upon the mix of the underlying equipment and service revenues we generate. In the near term, we expect that the period-over-period growth in our Connectivity revenue will exceed the growth in our Content revenue, which would typically provide for lower operating margins. However, we do expect that our costs of sales as a percentage of our revenue will continue to improve through the end of 2013 compared to 2012 largely due to the expected growth of our live TV product.

In July 2013, our customer Southwest Airlines announced “TV Flies Free” under which Southwest passengers using Internet-ready personal devices have free access to live TV and up to 75 on-demand shows on the airline's more than 400 Wi-Fi-enabled aircraft powered by us. TV Flies Free initially is being sponsored by DISH Network Corporation. A significant amount of the revenue we generate from the TV Flies Free program is indirectly provided by the program’s sponsor. Should sponsorship revenue not be available to Southwest Airlines from DISH or another third party, Southwest Airlines is under no contractual obligation to offer free access to live TV and on-demand shows to its passengers. As a result, there can be no assurance that we will continue to receive the same level of revenues from Southwest Airlines, and Connectivity service revenue in future periods may fluctuate accordingly.

In connection with our Business Combination in the first quarter of 2013, we assumed approximately $22.0 million of accrued expense obligations and incurred an incremental $12.0 million in one-time fees associated with the transaction. We further expect to incur between $2.5 to $3.0 million of additional operating expenses in the fourth quarter of 2013 related to the addition of personnel, professional fees and systems to build our infrastructure to support our public company compliance and certain corporate alignment initiatives in the latter half of 2013. We believe that these factors will constrain our operating margin growth in the short-term as we increase our investment in new business initiatives, such as our recent acquisitions of PMG and IFE Services, to support future growth.

For the nine months ended September 30, 2013, a substantial amount of our Connectivity revenue was derived from airlines located in the United States. While our Connectivity revenue is primarily generated through airlines based in the United States today, we believe that there is an opportunity in the longer term for us to significantly expand our Connectivity business and revenue to airlines based in countries outside of the United States. More recently, we began installing our Connectivity services on two airlines based in Russia. In July 2013, we announced a partnership with China Telecom Communications Co., LTD to jointly work to expand our Connectivity services within the People's Republic of China. We plan to further expand our Connectivity operations internationally to address this opportunity. As we expand our business internationally, we may incur additional expenses associated with this growth initiative.

Basis of Presentation

This analysis is presented on a consolidated basis. In addition, a brief description is provided of significant transactions and events that have an impact on the comparability of the results being analyzed. Due to our specific situation, the presented financial information for the three and nine months ended September 30, 2013 is only partially comparable to the financial information for the three and nine months ended September 30, 2012. Since Row 44 is the accounting acquirer in the Business Combination consummated on January 31, 2013, the presented financial information for the three and nine months ended September 30, 2012 reflects the financial information and activities of Row 44 only. The presented financial information for the three and nine months ended September 30, 2013 includes the financial information and activities of Row 44 for the period January 1, 2013 to September 30, 2013 (274 days) as well as the financial information and activities of the Company and AIA for the period January 31, 2013 to September 30, 2013 (243 days). This lack of comparability needs to be taken into account when reading the discussion and analysis of our results of operations and cash flows. Furthermore, the presented financial information for the three and nine months ended September 30, 2013 also contain other one-time costs that are directly associated with the Business Combination such as professional fees to support the Company's new and complex legal, tax, statutory and reporting requirements of the Company post Business Combination.

Revenue

Our revenue is derived from our Content and Connectivity offerings.

Connectivity

We currently generate our Connectivity revenue through the sale of equipment and through our Wi-Fi Internet and related service offerings. Our equipment revenue is based on the sale and corresponding support of Row 44's connectivity equipment to its commercial airline customers. Our service revenue is based on the fees paid by airlines and/or airline passengers for the delivery of in-flight services, such as Internet access and live television, and to a lesser extent from revenue sharing arrangements with commercial airlines for Internet based services used by their passengers, such as shopping.

Where we enter into revenue sharing arrangements with our customers, and we act as the primary obligor, we report the underlying revenue on a gross basis in our consolidated statements of operations, and record the revenue-sharing payments to our customers in costs of sales. In determining whether to report revenue gross for the amount of fees received from our customers, we assess whether we maintain the principal relationship, bear credit risk and have latitude in establishing prices with the airlines.

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

Operating Expenses

Operating expenses consist of equipment and costs of sales, sales and marketing, product development, general and administrative, and amortization of intangible assets. Included in our operating expenses are stock based compensation and depreciation expenses associated with our capital expenditures.

Costs of Sales

Connectivity Cost of Sales

Connectivity cost of sales consists of the costs of our equipment and services.

Equipment. Equipment costs of sales are substantially comprised of the costs paid to procure our equipment for services. Equipment costs are principally comprised of the costs we pay to third parties to facilitate our equipment orders, and are originally classified as inventory on our balance sheets upon receipt of goods. Upon sale, equipment costs of sales are recorded when title and risk of loss pass to the customer, which is aligned with our equipment revenue recognition. As we near the completion of equipping the Southwest airline fleet for our services, we expect that equipment costs of sales will continue to decline through the fourth quarter of 2013 as compared to the same period in 2012.

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

General and Administrative

General and administrative expenses consist primarily of personnel costs from our executive, legal, finance, human resources and information technology organizations and facilities related expenditures, as well as third party professional fees, insurance and bad debt expenses. Professional fees are largely comprised of outside legal, accounting audit and information technology consulting. During the three and nine months ended September 30, 2012 and 2013, our allowance for doubtful accounts and bad debt expense were not significant and we expect that this trend will continue in the near term. During the first quarter of 2013, we incurred approximately $12.0 million in one-time professional fees associated with the combination of our businesses. For the second half of 2013, we expect to increase certain personnel costs and professional fees related to merger and acquisition activities, including the most recent acquisitions of PMG and IFE Services in July and October 2013, respectively, our efforts to support public company compliance and efforts to create synergies between our businesses. As we continue to expand our business we anticipate general and administrative expenses will increase at a higher rate than our projected revenue growth in 2013 when compared to 2012.

Amortization of Intangibles

The Company determines the appropriate useful life of intangible assets by performing an analysis of expected cash flows based on its historical experience of intangible assets of similar quality and value. We expect amortization expense to fluctuate in the near term as we increase identifiable intangible assets acquired in the PMG and IFE Services acquisitions in the second half of 2013. Amortization as a percentage of revenue will depend upon a variety of factors, such as the amounts and mix of our identifiable intangible assets acquired in business combinations.

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

As of September 30, 2013, we had approximately $16.8 million of unrecognized employee related stock-based compensation, net of estimated forfeitures, which we expect to recognize over a weighted average period of approximately 3.5 years. Stock-based compensation expense is expected to increase throughout the year ended 2013 as compared to 2012 as a result of our existing unrecognized stock-based compensation and as we issue additional stock-based awards to continue to attract and retain employees and non-employee directors.

Other Income (Expense)

Other income (expense) principally consists of changes in the fair value of our derivative financial instruments, interest on outstanding debt associated with our foreign notes payable and interest income on interest earned on cash balances and short-term investments and certain unrealized transaction gains and losses on foreign currency denominated assets and liabilities. We typically invest our available cash balances in money market funds and short-term United States Treasury obligations. We expect our transaction gains and losses will vary depending upon movements in underlying currency exchange rates, and could become more significant with the acquisitions of AIA and IFE Services in 2013.

Provision for Income Taxes

Since our inception, we have been subject to income taxes principally in the United States, and more recently and with the acquisition of AIA in January 2013 and Post Modern Group in July 2013, in other countries where we have legal presence, including Germany, the United Kingdom, the Netherlands, Canada, China, India, Hong Kong and the United Arab Emirates. We anticipate that as we expand our operations outside the United States, we will become subject to taxation based on the foreign statutory rates and our effective tax rate could fluctuate accordingly.

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

We currently believe that based on the available information, it is more likely than not that some of our deferred tax assets will not be realized, and accordingly we have recorded a valuation allowance against certain of our federal, state and foreign deferred tax assets. As of December 31, 2012, we had approximately $81.0 million of federal and $54.2 million of state operating loss carry-forwards available to offset future taxable income which expire in varying amounts beginning in 2028 for federal and 2018 for state purposes if unused. Federal and state laws impose substantial restrictions on the utilization of net operating loss and tax credit carry-forwards in the event of an “ownership change,” as defined in Section 382 of the Internal Revenue Code of 1986, as amended, or the Internal Revenue Code. Currently, we expect the utilization of our net operating loss and tax credit carry-forwards in the near term to be affected by certain limitations placed on these carry-forwards as a result of our previous ownership changes with PAR Capital.

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

Connectivity

Connectivity Equipment Revenue
Connectivity equipment revenue is generated as title and risk of our equipment sales pass to our customers, which is generally upon shipment or destination depending on the contractual arrangement with the customer. In determining whether an arrangement exists, we ensure that a binding arrangement is in place, such as a standard purchase and order or a fully executed customer-specific agreement. In cases where a customer has the contractual ability to accept or return equipment within a specific time frame, we will provide for return reserves when and if necessary, based upon historical experience.

Connectivity Service Revenue
Our Connectivity service revenue includes in-flight Wi-Fi Internet services, live television, on-demand content, shopping and travel-related information. Service revenue is recognized after it has been rendered and the customer can use the service, which customarily are in the form of (i) enplanement for boarded passengers, (ii) usage by passengers, depending upon the specific contract, and (iii) other revenues such as advertising sponsorship.

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable primarily consist of amounts due from airlines or third parties who we provide services to, including our Connectivity and Content related services, advertising services through our platform and sales of our equipment. Accounts receivable from these providers are recorded when we earn the underlying revenue, and are generally due within 30 to 45 days from the month-end in which the invoice is generated.

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

Goodwill

Goodwill represents the excess of the cost of an acquired entity over the fair value of the acquired net assets. Beginning in 2013, and in conjunction with the acquisitions of AIA in January 2013 and PMG in July 2013, we will test goodwill for impairment annually on October 1st of our fiscal year or when events or circumstances change that would indicate that goodwill might be impaired. Events or circumstances that could trigger an impairment review include, but are not limited to, a significant adverse change in legal factors or in the business climate, an adverse action or assessment by a regulator, unanticipated competition, a loss of key personnel, significant changes in the manner of our use of the acquired assets or the strategy for our overall business, significant negative industry or economic trends or significant under-performance relative to expected historical or projected future results of operations.

Goodwill is tested for impairment at the reporting unit level, which is one level below or the same as an operating segment. In accordance with amended FASB guidance for goodwill impairment testing, we will perform a qualitative assessment for our reporting units which management estimates each have fair values that significantly exceed their respective carrying values. For each reporting unit, we will weigh the relative impact of factors that are specific to the reporting unit as well as industry and macroeconomic factors. The reporting unit specific factors that we will consider will include financial performance and changes to the reporting units' carrying amounts. For each reporting unit, we will consider assumptions about sales, operating margins, and growth rates which are based on our forecasts, business plans, economic projections, anticipated future cash flows and marketplace data. We will also assess the impact of macroeconomic factors on the discount rates and growth rates used for the most recent impairment tests, and determine if they would significantly affect the fair value of our reporting units. As of September 30, 2013, the Company concluded that for each of its reporting units, it is more likely than not that the fair value of each reporting unit exceeds its carrying amount and that it was therefore unnecessary to perform any additional impairment tests as of such date.

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

We amortize our intangible assets acquired through business combinations on a straight-line basis over the period in which the underlying economic benefits are expected to be realized. Internally developed software and website development costs are depreciated on a straight-line basis over their estimated useful life, which is generally no greater than three years.

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

Because the accounting acquirer’s common stock was not publicly traded since our inception through January 2013, we estimated the expected volatility of our awards from the historical volatility of selected public companies within the technology and media industries with comparable characteristics to us, including similarity in size, lines of business, market capitalization, revenue and financial leverage. From our inception through September 30, 2013, the weighted average expected life of options was calculated using the simplified method as prescribed under guidance by the SEC. This decision was based on the lack of relevant historical data due to our limited experience and the lack of an active market for our common stock. The risk free interest rate is based on the implied yield currently available on U.S. Treasury issues with terms approximately equal to the expected life of the option. The expected dividend rate is zero based on the fact that we currently have no history or expectation of paying cash dividends on our common stock. The forfeiture rate is established based on the historical average period of time that options were outstanding and adjusted for expected changes in future exercise patterns.

Results of Operations

The following table sets forth the Company’s operating results for the three and nine months ended September 30, 2013 as compared to the three and nine months ended September 30, 2012 (in thousands):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2013	2012	% Change	2013	2012	% Change
Revenue	$74,518	$19,305	286%	$179,862	$54,648	229%
Operating expenses:
Cost of sales	54,002	22,264	143%	139,571	58,868	137%
Sales and marketing expenses	3,758	1,055	256%	8,444	3,047	177%
Product development	2,282	758	201%	5,946	2,257	163%
General and administrative	17,056	3,176	437%	53,860	9,103	492%
Amortization of intangible assets	4,221	12	n/a	8,470	24	n/a
Total operating expenses	81,319	27,265	198%	216,291	73,299	195%
Loss from operations	(6,801)	(7,960)	(15)%	(36,429)	(18,651)	95%
Other income (expense), net	2,567	109	2,277%	(7,262)	(10,409)	(30)%
Loss before income taxes	(4,234)	(7,851)	(46)%	(43,691)	(29,060)	50%
Income tax expense	(1,161)	—	n/a	(1,754)	—	n/a
Net loss	(5,395)	(7,851)	(31)%	(45,445)	(29,060)	56%
Cumulative preferred stock dividends & non-controlling interests	(158)	(2,783)	(94)%	(1,031)	(5,931)	(83)%
Net loss attributable to common stockholders	$(5,553)	$(10,634)	(48)%	$(46,476)	$(34,991)	33%

Depreciation expense included in the above line items (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Cost of sales	$546	$—	$1,256	$257
Product development	18	—	51	—
General and administrative	542	366	1,050	588
Total depreciation expense	$1,106	$366	$2,357	$845

Stock-based compensation expense included in the above line items (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Cost of sales	$—	$—	$—	$—
Sales and marketing expenses	—	—	—	—
Product development	—	—	—	32
General and administrative	526	73	1,902	716
Total stock-based compensation expense	$526	$73	$1,902	$748

The following table sets forth the Company’s operating results as a percentage of revenue for the three and nine months ended September 30, 2013 as compared to the three and nine months ended September 30, 2012:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Revenue	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Cost of sales	72.5%	115.3%	77.6%	107.7%
Sales and marketing expenses	5.0%	5.5%	4.7%	5.6%
Product development	3.1%	3.9%	3.3%	4.1%
General and administrative	22.9%	16.5%	29.9%	16.7%
Amortization of intangible assets	5.7%	—%	4.7%	—%
Total operating expenses	109.1%	141.2%	120.3%	134.1%
Loss from operations	(9.1)%	(41.2)%	(20.3)%	(34.1)%
Other income (expense), net	3.4%	0.6%	(4.0)%	(19.0)%
Loss before income taxes	(5.7)%	(40.7)%	(24.3)%	(53.2)%
Income tax expense	(1.6)%	—%	(1.0)%	—%
Net loss	(7.1)%	(40.7)%	(25.3)%	(53.2)%
Cumulative preferred stock dividends & non-controlling interests	0.2%	(14.4)%	(0.5)%	(10.9)%
Net loss attributable to common stockholders	(7.5)%	(55.1)%	(25.8)%	(64.0)%

Three Months Ended September 30, 2013 as Compared to Three Months Ended September 30, 2012

The following table sets forth the Company's operating results by segment for the three months ended September 30, 2013 as compared to the three months ended September 30, 2012 (in thousands):

	Three Months Ended			Three Months Ended
	September 30, 2013			September 30, 2012
	Connectivity	Content	Consolidated	Connectivity	Content	Consolidated
Revenue:
Licensing	$—	$44,645	$44,645	$—	$—	$—
Service	16,218	8,796	25,014	3,204	—	3,204
Equipment	4,859	—	4,859	16,101	—	16,101
Total Revenue	21,077	53,441	74,518	19,305	—	19,305

Operating Expenses:
Cost of Sales	15,193	38,809	54,002	22,264	—	22,264
Contribution Profit	5,884	14,632	20,516	(2,959)	—	(2,959)
Other Operating Expenses			27,317			5,001
Loss from Operations			$(6,801)			$(7,960)

Revenue

Connectivity segment revenue was as follows (in thousands):

	Three Months Ended
	September 30,
	2013	2012	$ Change	% Change
Service revenue	$16,218	$3,204	$13,014	406%
Equipment revenue	4,859	16,101	(11,242)	(70)%
Total Revenue Connectivity Segment	$21,077	$19,305	$1,772	9%

Connectivity Service Revenue
Connectivity service revenue increased $13.0 million or 406% to $16.2 million for the three months ended September 30, 2013, as compared to $3.2 million for the three months ended September 30, 2012. The increase was principally due to the growth in users of our Wi-Fi Internet services on Southwest airlines, which was driven by a higher number of Southwest planes offering our Connectivity services in the current period as compared to the same period in 2012, coupled with the commencement of the TV Flies Free service on Southwest Airlines in the current period.

Connectivity Equipment Revenue
Connectivity equipment revenue decreased by $11.2 million, or 70%, to $4.9 million for the three months ended September 30, 2013, as compared to $16.1 million for the same period in 2012. The decrease was primarily due to the timing of equipment shipments for installations on the Southwest Airlines fleet, which was substantially complete prior to the quarter ended September 30, 2013 as compared to the same period in 2012.

Content segment revenue was as follows (in thousands):

	Three Months Ended
	September 30,
	2013	2012	$ Change	% Change
Licensing revenue	$44,645	$—	$44,645	n/a
Service revenue	8,796	—	8,796	n/a
Total Revenue Content Segment	$53,441	$—	$53,441	n/a

Content Licensing Revenue
Content licensing revenue increased to $44.6 million for the three months ended September 30, 2013 compared to $0 in the same period in 2012. Content licensing revenue is generated from AIA and PMG, which we acquired on January 31, 2013 and July 9, 2013, respectively, and were not part of our operations in 2012.

Content Service Revenue
Content service revenue increased to $8.8 million for the three months ended September 30, 2013 compared to $0 in the same period in 2012. Content service revenue is generated from AIA and PMG, which we acquired on January 31, 2013 and July 9, 2013, respectively, and were not part of our operations in 2012.

Cost of Sales

Connectivity segment cost of sales was as follows (in thousands):

	Three Months Ended
	September 30,
	2013	2012	$ Change	% Change
Service cost of sales	$11,388	$6,869	$4,519	66%
Equipment cost of sales	3,805	15,395	(11,590)	(75)%
Total Connectivity Cost of Sales	$15,193	$22,264	$(7,071)	(32)%

Connectivity cost of sales decreased $7.1 million or 32% to $15.2 million for the three months ended September 30, 2013 compared to $22.3 million in the same period in 2012. The decrease was due to a $11.6 million decrease in Connectivity equipment cost of sales, offset by a $4.5 million increase in Connectivity service costs. The decrease in Connectivity equipment cost of sales was associated with the corresponding decline in equipment revenue over the same period as a result of the timing of equipment installations on the Southwest Airlines fleet, which was substantially complete prior to the quarter ended September 30, 2013 as compared to the same period in 2012. Connectivity service cost increase of $4.5 million was principally a result of higher satellite bandwidth costs to support the growth in our Connectivity service revenue over the same period.

As a percentage of Connectivity equipment revenue, Connectivity equipment cost of sales was 78.3% during the three months ended September 30, 2013 as compared to 95.6% during the same period in 2012, a decrease of 1,730 basis points. The period over period improvement in contribution margin was primarily due to higher mix of equipment installations on the Southwest Airline fleet in the three months ended September 30, 2012, as compared to the same period in 2013, which were sold at less favorable margins as compared to other airlines.

As a percentage of Connectivity service revenue, Connectivity service costs of sales were 70.2% during the three months ended September 30, 2013 as compared to 214.4% in the same period in 2012, a decrease of 14,420 basis points. The period to period improvement was largely due to increased passenger service revenue from Southwest, which exceeded certain fixed satellite bandwidth costs during the three months ended September 30, 2013, coupled with the commencement of the TV Flies Free service on Southwest Airlines in the current period. The TV Flies Free service largely utilizes our existing bandwidth and satellite costs, and as a result is highly accretive to our operating results.

Content cost of sales were as follows (in thousands):

	Three Months Ended
	September 30,
	2013	2012	$ Change	% Change
Content Cost of Sales	$38,809	$—	$38,809	n/a

Content cost of sales increased to $38.8 million during the three months ended September 30, 2013, as compared to $0 in the same period in 2012. The increase was a result of the acquisitions of AIA and PMG in 2013.

Other Operating Expenses

Other operating expenses were as follows (in thousands):

	Three Months Ended
	September 30,
	2013	2012	$ Change	% Change
Sales and marketing expenses	$3,758	$1,055	$2,703	256%
Product development	2,282	758	1,524	201%
General and administrative	17,056	3,176	13,880	437%
Amortization of intangible assets	4,221	12	4,209	n/a

Sales and Marketing Expenses

Sales and marketing expenses increased $2.7 million or 256% to $3.8 million for the three months ended September 30, 2013 compared to $1.1 million in the same period in 2012. The increase was largely due to $2.3 million in sales and marketing expenses in the three months ended September 30, 2013 associated with AIA and PMG, which were acquired in 2013. The remaining increase of $0.4 million was largely due to increased sales and marketing consulting expenses to support the growth in our Connectivity business.

Product Development

Product development expenses increased $1.5 million or 201% to $2.3 million for the three months ended September 30, 2013 compared to $0.8 million in the same period in 2012. The increase was largely due to $1.7 million of product development expenses in the three months ended September 30, 2013 associated with AIA and PMG, which were acquired in 2013. Partially offsetting this increase was approximately $0.4 million of internally developed software projects capitalized during the three months ended September 30, 2013 compared to $0 in the same period in 2012.

General and Administrative

General and administrative costs increased $13.9 million or 437% to $17.1 million during the three months ended September 30, 2013 compared to $3.2 million in the same period in 2012. The increase was due in part to $8.1 million of general and administrative expenses from AIA and PMG, which were acquired in 2013. The remaining increase of $5.8 million was principally due to certain one-time expenses of approximately $3.0 million associated with the departures of two executives in the period, and increases of $2.9 million in professional fees principally to support various public company initiatives, $0.7 million increase in depreciation, $0.5 million in stock-based compensation, and $0.4 million in personnel-related expenses. Offsetting these increases was the reversal of approximately $1.1 million of accrued expenses associated with certain accrued tax obligations that resulted from the January 2013 Business Combination. During the three months ended September 30, 2013, we extinguished and paid this liability through the repurchase and retirement of our common stock from certain members of management, and as a result we reversed the $1.1 million tax liability included in general and administrative expenses and reclassified it against equity in the third quarter ended September 30, 2013.

Amortization of Intangible Assets

Amortization expense increased to $4.2 million during the three months ended September 30, 2013, respectively. The increase is due to the amortization of intangible assets acquired in the January and July 2013 acquisitions of AIA and PMG.

Other income (expense), net

Other income (expense), net increased $2.5 million or 2,277% to $2.6 million of income (net) as compared to $0.1 million of income (net) in the same period in 2012. The increase was principally due to a $2.0 million change in the fair value of our public warrants and $0.6 million of other income (net) related to unrealized net gains in foreign exchange rates during the three months ended September 30, 2013 associated with certain intercompany loans within AIA, each of which did not exist until the

Business Combination in January 2013. Offsetting this was an increase in interest expense of $0.3 million largely associated with the Company’s debt instruments assumed in the acquisitions of AIA and PMG in 2013.

Income Tax Expense

Income tax expense was $1.1 million for the three months ended September 30, 2013 compared to $0 in the same period in 2012. The 2013 income tax expense was largely due to foreign withholding taxes and income earned in Germany, Canada and other foreign jurisdictions. Due to uncertainties in realizing future taxable income in certain US and foreign jurisdictions, the Company had a valuation allowance of $50.3 million of $39.1 million at September 30, 2013 and December 31, 2012, respectively.

Nine months ended September 30, 2013 as compared to September 30, 2012

The following table sets forth the Company's operating results by segment for the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012 (in thousands):

	Nine Months Ended			Nine Months Ended
	September 30, 2013			September 30, 2012
	Connectivity	Content	Consolidated	Connectivity	Content	Consolidated
Revenue:
Licensing	$—	$106,353	$106,353	$—	$—	$—
Service	34,893	18,346	53,239	7,887	—	7,887
Equipment	20,270	—	20,270	46,761	—	46,761
Total Revenue	55,163	124,699	179,862	54,648	—	54,648

Operating Expenses:
Cost of Sales	47,413	92,158	139,571	58,868	—	58,868
Contribution Profit	7,750	32,541	40,291	(4,220)	—	(4,220)
Other Operating Expenses			76,720			14,431
Loss from Operations			$(36,429)			$(18,651)

Revenue

Connectivity revenue was as follows (in thousands):

	Nine Months Ended
	September 30,
	2013	2012	$ Change	% Change
Service revenue	$34,893	$7,887	$27,006	342%
Equipment revenue	20,270	46,761	(26,491)	(57)%
Total Connectivity Revenue	$55,163	$54,648	$515	1%

Connectivity Service Revenue
Connectivity service revenue increased $27.0 million or 342% to $34.9 million for the nine months ended September 30, 2013, as compared to $7.9 million for the same period in 2012. The increase was principally due to the growth in users of our Wi-Fi Internet services on Southwest airlines, which was driven by a higher number of Southwest planes offering our Connectivity services in the current period as compared the same period in 2012, coupled with the commencement of the TV Flies Free service on Southwest Airlines in the current period.

Connectivity Equipment Revenue
Connectivity equipment revenue decreased by $26.5 million or 57% to $20.3 million for the nine months ended September 30, 2013, as compared to $46.8 million for the same period in 2012. The decrease was primarily due to the timing of equipment installations on the Southwest Airlines fleet, which was substantially complete prior to the nine months ended September 30, 2013 as compared to the same period in 2012.

Content revenue was as follows (in thousands):

	Nine Months Ended
	September 30,
	2013	2012	$ Change	% Change
Licensing revenue	$106,353	$—	$106,353	n/a
Service revenue	18,346	—	18,346	n/a
Total Content Revenue	$124,699	$—	$124,699	n/a

Content Licensing Revenue
Content licensing revenue increased to $106.4 million for the nine months ended September 30, 2013 compared to $0 in the same period in 2012. Content licensing revenue is generated from AIA and PMG, which we acquired on January 31, 2013 and July 9, 2013, respectively and were not part of our operations in 2012.

Content Service Revenue
Content service revenue increased to $18.3 million for the nine months ended September 30, 2013 compared to $0 in the same period in 2012. Content service revenue is generated from AIA and PMG, which we acquired on January 31, 2013 and July 9, 2013, respectively and were not part of our operations in 2012.

Cost of Sales

Connectivity cost of sales were as follows (in thousands):

	Nine Months Ended
	September 30,
	2013	2012	$ Change	% Change
Service cost of sales	$31,160	$14,952	$16,208	108%
Equipment cost of sales	16,254	43,916	(27,662)	(63)%
Total Connectivity Cost of Sales	$47,414	$58,868	$(11,454)	(19)%

Connectivity cost of sales decreased $11.5 million or 19% to $47.4 million for the nine months ended September 30, 2013 compared to $58.9 million in the same period in 2012 due to a $27.7 million decrease in Connectivity equipment cost of sales, offset by a $16.2 million increase in Connectivity service costs. Connectivity equipment cost of sales decreased $27.7 million or 63% principally due to a decline in equipment revenue over the same period as a result of the timing of equipment installations on the Southwest Airlines fleet, which was substantially complete prior to the quarter ended September 30, 2013 as compared to the same period in 2012. Connectivity service cost of sales increased $16.2 million or 108% principally due to higher satellite bandwidth costs to support the growth in our Connectivity service revenue over the same period.

As a percentage of Connectivity equipment revenue, Connectivity equipment cost of sales was 80.2% during the nine months ended September 30, 2013 as compared to 93.9% during the same period in 2012, a decrease of 1,370 basis points. The period over period improvement in contribution margin was primarily due to a higher mix of equipment installations on the Southwest Airline fleet during the nine months ended 2012 as compared to the same period in 2013, which were sold at less favorable margins as compared to other airlines.

As a percentage of Connectivity service revenue, Connectivity service cost of sales was 89.3% during the nine months ended September 30, 2013 as compared to 189.6% in the same period in 2012, a decrease of 10,030 basis points. The period to period improvement in contribution margin was largely due to higher service revenue from Southwest Airlines during the nine months ended September 30, 2013 versus the same period in 2012. When compared to the same period in 2012, the growth in Connectivity service revenue during the nine months ended September 30, 2013 exceeded the increase in certain fixed satellite bandwidth costs over the same period, coupled with the commencement of the TV Flies Free service on Southwest Airlines in the current period. The TV Flies Free service largely utilizes our existing bandwidth and satellite costs, and as a result is highly accretive to our operating results.

Content cost of sales were as follows (in thousands):

	Nine Months Ended
	September 30,
	2013	2012	$ Change	% Change
Content Cost of Sales	$92,158	$—	$92,158	n/a

Content licensing cost of sales increased to $92.2 million for the nine months ended September 30, 2013, as compared to $0.0 million in the same period in 2012. The increase was a result of the acquisitions of AIA and PMG in 2013.

Other Operating Expenses

Other operating expenses were as follows (in thousands):

	Nine Months Ended
	September 30,
	2013	2012	$ Change	% Change
Sales and marketing expenses	$8,444	$3,047	$5,397	177%
Product development	5,946	2,257	3,689	163%
General and administrative	53,860	9,103	44,757	492%
Amortization of intangible assets	8,470	24	8,446	n/a

Sales and Marketing Expenses

Sales and marketing expenses increased $5.4 million or 177% to $8.4 million for the nine months ended September 30, 2013 compared to $3.0 million in the same period in 2012. The increase was largely due to $3.1 million of sales and marketing expenses in the nine months ended September 30, 2013 associated with the acquisitions of AIA and PMG in 2013. The remaining increase of $2.3 million was largely due to increased sales and marketing consulting expenses to support the growth in our Connectivity business.

Product Development

Product development expenses increased $3.7 million or 163% to $5.9 million for the nine months ended September 30, 2013 compared to $2.3 million in the same period in 2012. The increase was largely due to $4.1 million of product development expenses in the nine months ended September 30, 2013 associated with AIA and PMG, which were acquired in 2013. The period over period change was also due to an increase of $0.6 million in product development consulting associated with new development efforts in the Connectivity business during the nine months ended September 30, 2013. Offsetting these increases were approximately $1.1 million of internally developed software projects capitalized during the period compared to $0 in the same period in 2012.

General and Administrative

General and administrative costs increased $44.8 million or 492% to $53.9 million during the nine months ended September 30, 2013 compared to $9.1 million in the same period in 2012. The increase was due in part to $17.5 million of general and administrative expenses from AIA and PMG, which were acquired in 2013. The remaining increase of $27.3 million was principally due to a one-time backstop fee of $11.9 million paid to PAR Capital in the first quarter of 2013, an increase of $6.8 million in professional fees principally to support the Business Combination and various public company initiatives in the period, $3.0 million in certain one-time expenses associated with the departures of two executives in the period, $2.4 million increase in personnel-related expenses, and an increase of $2.4 million in stock-based compensation and depreciation expense.

Amortization of Intangible Assets

Amortization expense increased to $8.5 million during the nine months ended September 30, 2013. The increase is due to the amortization of intangible assets acquired via the 2013 acquisitions of AIA and PMG.

Other income (expense)

Other income (expense), net decreased ($3.1) million or 30% to ($7.3) million as compared to ($10.4) million in the same period in 2012. The increase was principally due a $9.7 million decrease in interest expense, offset by a $7.4 million increase principally due to the change in the fair value of the Company's public company warrants, which did not exist until the Business Combination in January 2013. Interest expense decreased $9.7 million principally due to a substantial reduction of Row 44's interest bearing debt in conjunction with the January 31, 2013 Business Combination. The remaining change of $0.8 million of other income (net) related to unrealized net gains in foreign exchange rates during the nine months ended September 30, 2013 associated with certain intercompany loans within AIA, which did not exist until the Business Combination in January 2013.

Income Tax Expense

Income tax expense was $1.7 million for the nine months ended September 30, 2013 compared to $0 in the same periods in 2012. The income tax expense increase was largely due to foreign withholding taxes and income earned in Germany, Canada and other foreign jurisdictions. Due to uncertainties in realizing future taxable income in certain US and foreign jurisdictions, the Company had a valuation allowance of $50.3 million of $39.1 million at September 30, 2013 and December 31, 2012, respectively.

Liquidity and Capital Resources
Current Financial Condition
As of September 30, 2013, our principal sources of liquidity were our cash and cash equivalents in the amount of $97.9 million, which primarily are invested in cash and money market funds in banking institutions in the U.S. and in Europe, and our remaining availability on our unsecured four-year loan from UniCredit Bank AG, Munich, Germany. We completed our business formation and gained access to the vast majority of our cash in January 2013. Historically, Row 44, the accounting acquirer in the Business Combination in January 2013, principally financed its operations from the issuance of stock, net cash provided by our operating activities and borrowings from shareholders in the form of convertible notes.

Our cash flows from operating activities are significantly affected by our cash-based investments in operations, including working capital, and corporate infrastructure to support our ability to generate revenue and conduct operations through cost of services, product development, sales and marketing and general and administrative activities. Cash used in investing activities has historically been, and is expected to be, impacted significantly by our investments in business combinations, our platform, company infrastructure and equipment for our business offerings, the net sales and purchases of our marketable securities and changes in our derivative financial instruments. We recently invested an aggregate $46.2 million of our cash from July 2013 to October 2013 to acquire PMG and IFE Services. In the near term, we also expect to continue using significant cash to make additional strategic acquisitions to further grow our business.

In connection with our business combination in January 2013, we expect to incur between $2.5 to $3.0 million of additional operating expenses related to the addition of personnel, professional fees and systems to build our infrastructure to support our public company compliance and certain corporate alignment initiatives through the end of 2013. In addition and to support the growth in our Connectivity business, we expect that our use of cash flows from operating activities will continue to exceed our proceeds from operating activities throughout the remainder of 2013. Beyond 2013, the net use of our working capital could be substantially higher or lower depending on the number and timing of new customers that we add to our Connectivity and Content businesses.

During April 2013, we completed our Offer and acquired a total of 22.6 million no par value shares in AIA, which raised our ownership in AIA from approximately 86% in January 2013 to 94%. Total proceeds used to complete the Offer were approximately $15.4 million. In addition and during the nine months ended September 30, 2013, we (i) sold our interest in Guestlogix for approximately $6.0 million in cash, (ii) purchased an 18% interest in Allegiant Systems for approximately $1.5 million, (iii) spent $0.8 million to retire certain publicly traded warrants, (iv) repurchased approximately 0.1 million shares of our common stock for approximately $1.1 million, and (v) acquired the PMG assets in exchange for approximately $10.5 million in cash, shares of our common stock and the assumption of approximately $3.3 million in debt. Lastly and in October 2013, we acquired IFE Services for approximately $36.2 million in cash, raised gross proceeds (before expenses) of $21.0 million through the issuance of approximately 2.4 million shares of our common stock in a registered direct offering, and issued a convertible promissory note in the amount of $19.0 million.

During the three months ended September 30, 2013, the former CEO of AIA, who is also a current Board member, entered into a consulting agreement and mutual general release, which was subsequently amended (as so amended, the “Consulting Agreement”). The Consulting Agreement provides that, amongst other things, the former executive is entitled to certain remuneration, at the former executive’s option, in exchange for certain releases and subject to the Company closing an equity offering by January 1, 2014, in the form of (i) $3.0 million in cash or (ii) $1.0 million and $2,000,000 in fully vested common shares (subject to certain limitations). If the equity offering does not occur by January 1, 2014, we would be required to issue the former executive 300,000 in fully vested common shares at no cost to the former executive (collectively, the “Remuneration Payment”). In addition the former executive (i) entered into a consulting arrangement at a rate of $41,666 per month, commencing September 2013 and ending on the date the Remuneration Payment is made and (ii) received a new stock option grant of 25,000 in September 2013 for his service as a Board member, which vests monthly over two years beginning on the date of grant. During the three months ended September 30, 2013, we recorded an expense of approximately $2.8 million associated with its Remuneration Payment obligation.

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

Sources and Uses of Cash — nine months ended September 30, 2013 vs. nine months ended September 30, 2012

The following table presents a summary of our cash flow activity for the periods set forth below (in thousands):

	Nine Months Ended
	September 30, 2013	September 30, 2012
Net cash provided by (used in) operating activities	$(47,899)	$(28,627)
Net cash provided by (used in) investing activities	165,587	(2,189)
Net cash provided by (used in) financing activities	(21,201)	34,983

Cash Flows Provided/Used by Operating Activities

Nine months ended September 30, 2013

Net cash used from our operating activities of $47.9 million primarily resulted from our net loss during the period of $45.4 million, which included non-cash charges of $31.9 million largely comprised of depreciation and amortization, changes in the fair value of our derivative financial instruments, and changes in our deferred income taxes. The remainder of our uses of net cash flow from operating activities of $34.4 million was from changes in our working capital, including accounts payable and accrued expenses, content and inventory investments, and accounts receivable of approximately $31.5 million. The decrease in accounts payable and accrued expenses is reflective of significant amounts of accrued obligations paid as a result of our Business Combination in January 2013, including $11.9 million paid to PAR Capital as a one-time back stop fee. The increase in inventory and content purchases were continued investments to support the growth in our Connectivity equipment installations and Content licensing acquisitions. The increase in accounts receivable is reflective of the growth in service revenue over the period.

Nine months ended September 30, 2012

Net cash used in our operating activities of $28.6 million primarily resulted from our net loss during the period of $29.1 million, which included non-cash charges of $12.6 million largely comprised of interest on Row 44 convertible promissory notes, depreciation and stock-based compensation. The remainder of our uses of net cash flow from operating activities was from changes in our working capital, including accounts payable and accrued expenses, accounts receivable, deferred revenue and prepaid expenses of $12.2 million. The increase in accounts payable and accrued expenses is reflective of significant amounts paid to certain vendors such as Hughes at the close of September 30, 2012. The increase in accounts receivable and decrease in deferred revenue is reflective of the growth in equipment sales and installations of Southwest and Norwegian airlines relative to the timing of billings and cash collections during the nine months ended September 30, 2012.

Cash Flows Provided/Used by Investing Activities

Nine months ended September 30, 2013

Net cash provided by investing activities of $165.6 million was largely from the Business Combination in January 2013, which resulted in net cash provided from the Row 44 merger of $159.2 million and AIA stock purchase of $22.1 million. In addition we sold our 8.5% interest in Guestlogix for total proceeds of approximately $6.3 million, and purchased PMG for approximately $10.5 million during the nine months ended September 30, 2013. The remaining change in net cash used investing activities of $11.5 million was largely due to investments in property and equipment of $10.0 million to expand our network operations in Russia and Europe and to support our new live TV product on Southwest Airlines, and a $1.5 million investment in Allegiant Systems.

Nine months ended September 30, 2012

Net cash used in investing activities of $2.2 million was largely from investments in our property and equipment to build out our network operations center during the nine months ended September 30, 2012.
Cash Flows Provided/Used by Financing Activities

Nine months ended September 30, 2013

Net cash used in financing activities of $21.2 million was primarily driven by the completion of our Offer in April 2013, where we purchased $15.4 million of non-controlling interests in AIA to increase our ownership to 94.07%. The remaining change in cash used in financing activities of $5.8 million was largely due to $3.6 million in payments of certain debt obligations and $1.9 million in repurchases of our common stock and common stock warrants in the period.

Nine months ended September 30, 2012

Net cash provided by financing activities of $35.0 million was driven by Row 44, who raised proceeds of $35.0 million through the issuance of preferred stock, warrants and notes during the period.

Debt Instruments

Long-term debt consists of the following at September 30, 2013 and December 31, 2012 (in thousands):

	September 30, 2013	December 31, 2012
Bank loans	$70	$38

The following is a schedule, by year, of future minimum principal payments required under notes payable and bank debts as of September 30, 2013 (in thousands):

Years Ending December 31,	Amount
2013 (3 months ended)	$2,168
2014	8,274
2015	367
2016	367
2017	306
Thereafter	—
Total	$11,482

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

Under the terms of the loan agreement, mandatory special loan payments are agreed under certain conditions. The provision regarding mandatory special loan payments resulted in a special loan payment of $1.4 million during the nine months ended September 30, 2013.

Subordinated bank loan

AIA holds a note payable of $2.6 million from mezzanine capital through a financing program from AG, Zug, Switzerland. This financing program matures in March 2014. The interest rate is 8.8% per year. A principal payment of 1% must be made each year and interest of 7.8% on the principal must be paid every quarter. The liability's carrying amount as of September 30, 2013 was $2.7 million.

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

Future minimum lease payments under the agreement (with initial or remaining lease terms in excess of one year) as of September 30, 2013, are (in thousands):

Year ending December 31,	Amount
2013 (3 months ended)	$8,725
2014	37,029
2015	35,635
2016	8,379
2017	4,207
Thereafter	4,207
Total	$98,182

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS

Market risk is the sensitivity of income to changes in interest rates, foreign exchanges, commodity prices, equity prices and other market driven rates or prices.

Market Risk

Row 44 and PMG
Row 44 and PMG are generally not exposed to any material risk associated with exchange rates or equity prices. Row 44 and PMG do not hold or issue financial instruments for trading purposes. Row 44 has indirect exposure to changes in commodity prices because a key aspect of the decision by potential customers of Row 44 to purchase connectivity products of the type offered by Row 44 is the effect of such a system on fuel burn and therefore the price of jet fuel.

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

Foreign Currency Exchange Rates

AIA is highly exposed to the change of foreign currency exchange rates. Within AIA, currency risks arise from the fact that both sales to customers and most of its film license costs or film rights purchases are largely effected in U.S. dollars while a significant portion of AIA's fixed and overhead costs are incurred in Euros, British pounds and Canadian dollars. AIA may engage in hedging transactions to counteract direct currency risks. However, there can be no assurance that all currency risks have been or will be hedged in full. Severe currency fluctuations could also cause the hedging transactions to fail if agreed thresholds are not met or exceeded. Therefore, substantial negative foreign currency effects may occur due to unforeseen exchange rate fluctuations and/or inaccurate assessments of market developments. At this time, AIA rarely resorts to hedges because of highly volatile foreign exchange rates, and the general trend toward a strengthening of the U.S. dollar relative to the Euro. AIA monitors all foreign exchange rates relevant to it in order to be able to initiate appropriate hedging activities if the current market situation were to change.

There are also intercompany receivables and liabilities such as loans that can generate significant foreign currency effects. Changes in the exchange rates of a number of foreign currencies against the Euro, especially the U.S. dollar and the Canadian dollar, could lead to the recognition of unrealized foreign exchange gains and losses in some cases, particularly as a result of intercompany transactions, including short term borrowings. AIA's management has sought to minimize the impact of intercompany borrowings by reducing the magnitude and quantity of intercompany borrowings.

Interest Rates

AIA uses futures to hedge a portion of its risk of increases in variable interest rates related to its bank loan from UniCredit Bank AG. These interest rate swaps are accounted for using mark to market. Interest rate swaps of $0.1 million were recognized in derivative liabilities as of September 30, 2013. The Company classifies the fair value of interest rate swaps within the level 2 hierarchy. Gains (losses) from these interest rate swaps for the three and nine months ended September 30, 2013, and 2012, were not material.

Concentrations of Credit Risk

Our cash and cash equivalents are maintained at a several financial institutions. Deposits held may exceed the amount of insurance provided on such deposits. Generally, our deposits may be redeemed upon demand and are maintained with a financial institution of reputable credit and, therefore, bear minimal credit risk. AIA monitors its positions with, and the credit quality of, the financial institutions that are counterparties to its financial instruments. AIA is exposed to credit loss in the event of nonperformance by the counterparties to the agreements. At September 30, 2013, AIA did not anticipate nonperformance by any of the counterparties. Historically, we have not experienced any losses related to these balances and believe that there is minimal risk of expected future losses. However, there can be no assurance that there will not be losses on these deposits.

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

In light of these material weaknesses, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this report present fairly in all material respects our financial position, results of operations and cash flows for the periods presented.

The Company is continuing its efforts to strengthen its accounting and finance departments and aggressively pursue remediation of all material weaknesses.

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

In the course of hiring a new Chief Accounting Officer and Vice President of Accounting in June 2013 and strengthening its review functions in the quarter ended June 30, 2013, the Company identified that it had not previously analyzed all of the elements within certain revenue arrangements, which led to adjustments to the previously issued financial statements as disclosed in our quarterly report on Form 10-Q for the quarterly period ended June 30, 2013. The Company subsequently put in place process and controls to identify non-standard contract terms on a more timely basis.

In addition, as disclosed in the Q1 2013 10-Q, in the course of auditing the financial statements of AIA for the year ended December 31, 2012, AIA's independent auditors concluded that the operating effectiveness of controls over certain subsidiaries' IFRS financial statement close process was ineffective. This material weakness existed through September 30, 2013. The Company continued taking measures during the quarter ended September 30, 2013 to remediate these deficiencies, and plans to take additional measures, which included hiring appropriate personnel specializing in IFRS financial statements.

Following the consummation of the Business Combination on January 31, 2013, these material weaknesses continue to exist and apply to the combined company. During the three months ended September 30, 2013, we continued implementing measures to remediate the underlying causes of the material weaknesses, primarily through the development and implementation of formal policies, improved processes, improved systems and documented procedures and hiring additional finance personnel.

Other than as described in this Item 4, during the three months ended September 30, 2013, there has not been any change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On October 22, 2013, Arista Music, Sony Music Entertainment and certain parties believed to be related to the foregoing filed suit in the United States Direct Court for the Southern District of New York against Inflight Productions Ltd. (“IFP”), one of its customers and a third party contractor of IFP for copyright infringement and related claims and unspecified money damages. IFP is a direct subsidiary of AIA and an indirect subsidiary of the Company. The Company is in the process of evaluating the merits of this matter, and we intend to defend vigorously against this matter, however the outcome is inherently uncertain and could have a material adverse effect on the Company’s business, financial condition and results of operations. The potential range of loss related to this matter cannot be determined.

While the resolution of the above matters cannot be predicted with certainty, the Company does not believe, based on current knowledge, that the outcome of the currently pending claims or legal proceedings in which the Company is currently involved will have a material adverse effect on the Company's financial statements.

ITEM 1A. RISK FACTORS

The following updates and supplements the risk factors disclosed in response to Part I, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

We May Not Continue to Generate Current Levels of Revenue from the TV Flies Free Program

On July 2, 2013, our customer Southwest Airlines® announced “TV Flies Free” under which Southwest passengers using Internet-ready personal devices have free access to live TV and up to 75 on-demand shows on the airline's more than 400 Wi-Fi-enabled aircraft powered by us. TV Flies Free initially is being sponsored by DISH Network Corporation. Sponsorship of TV Flies Free may fluctuate in amounts and timing, or may be discontinued in the future, given the general nature of advertising sponsorships. Southwest Airlines is under no contractual obligation to offer free access to live TV and on-demand shows to its passengers. As a result, there can be no assurance that we will continue to receive the same level of revenues from Southwest Airlines, and Connectivity service revenue in future periods may fluctuate accordingly.

There have been no material changes to the risk factors previously disclosed in response to Part I, Item 1A, of our Annual Report on Form 10-K for the year ended December 31, 2012.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Equity Securities by the Issuer

The following table reflects our repurchases of our common stock during the three months ended September 30, 2013:

Period	Total Number of Shares Purchased	Average Price Paid per Share (including broker commissions)	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that May Yet be Purchased under the Plan
July 1, 2013 to July 31, 2013	95,053(a)	$11.25	$—	$—
August 1, 2013 to August 31, 2013	—	—	—	—
September 1, 2013 to September 30, 2013	—	—	—	—
	95,053	$—	$—	$—

(a) Represents shares repurchased from certain of our officers for the purpose of satisfying federal and state employment tax withholding obligations related to the shares of our common stock issued to such officers in connection with our acquisition of Row 44 with respect to such officers’ non-qualified stock options to purchase shares of common stock of Row 44. Upon the repurchase, these shares were cancelled.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

See Exhibit Index attached hereto.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 12th day of November 2013.

GLOBAL EAGLE ENTERTAINMENT INC.
By:	/s/ David M. Davis
David M. Davis
Chief Financial Officer and Treasurer
(Principal Financial Officer and Duly Authorized Officer)

EXHIBIT INDEX

Exhibit	Description
2.1
Sale and Purchase Agreement by and among IFES Acquisition Corp. Limited, GCP Capital Partners LLP and certain individuals, dated October 18, 2013 (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 001-35176) filed with the SEC on October 21, 2013).

4.1	Convertible Unsecured Promissory Note (included as exhibit to Convertible Note Purchase Agreement filed as Exhibit 10.2).

10.1
Convertible Note Purchase Agreement between the Company and PAR, dated October 21, 2013 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-35176) filed with the SEC on October 21, 2013).

10.2
Agreement between the Company and PAR Investment Partners, L.P., dated October 21, 2013 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-35176) filed with the SEC on October 21, 2013).

10.3
Common Stock Purchase Agreement between the Company and Putnam Equity Spectrum Fund, dated October 18, 2013 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-35176) filed with the SEC on October 21, 2013).

10.4
Amendment No.1 to the Amended and Restated Registration Rights Agreement among the Company and certain holders party thereto, dated October 21, 2013 (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 001-35176) filed with the SEC on October 21, 2013).

10.5
Voting Rights Waiver Agreement between the Company and Putnam Investment Management, LLC, dated October 21, 2013 (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K (File No. 001-35176) filed with the SEC on October 21, 2013).

10.6*	Amendment 19, dated July 1, 2013, to Master Services Agreement, dated December 21, 2007, by and between Hughes Network Systems, LLC and Row 44, Inc.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

101.1
The following financial information from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 formatted in eXtensible Business Reporting Language (XBRL): (i) Unaudited Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2013 and 2012; (ii) Consolidated Balance Sheets as of September 30, 2013 (Unaudited) and December 31, 2012; (iii) Unaudited Consolidated Statement of Stockholders' Equity for the nine months ended September 30, 2013; (iv) Unaudited Consolidated Statements of Cash Flows for the nine months ended September 30, 2013 and 2012; and (v) Notes to Unaudited Consolidated Financial Statements.

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