Form 10-K
period 2013-12-31
Global Eagle Entertainment Inc.
filed 2014-03-25
CIK 1512077

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM __________ TO ________
COMMISSION FILE NUMBER 001-35176
GLOBAL EAGLE ENTERTAINMENT INC.
(Exact name of registrant as specified in its charter)

Delaware	27-4757800
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

4553 Glencoe Avenue
Los Angeles, California	90292
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (310) 437-6000
Securities registered pursuant to Section 12(b) of the Act:

Title of each class Common Stock, $0.0001 par value	Name of each exchange on which registered The NASDAQ Stock Market LLC
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the common stock held by non-affiliates of the registrant, computed as of June 30, 2013 (the last business day of the registrant’s most recently completed second fiscal quarter), was approximately $215,612,905.56.

As of March 25, 2014, there were 52,863,455 shares of the registrant’s shares of common stock issued and outstanding (excluding 3,053,634 shares of common stock held by AIA, a majority-owned subsidiary of the registrant) and 19,118,233 shares of the registrant’s shares of non-voting common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement relating to the registrant’s 2014 Annual Meeting of Shareholders to be filed hereafter are incorporated by reference into Part III of this Annual Report on Form 10-K.

GLOBAL EAGLE ENTERTAINMENT INC.
INDEX TO FORM 10-K
YEAR ENDED DECEMBER 31, 2013

PART I
ITEM 1. BUSINESS

Overview

Global Eagle Entertainment Inc. (the “Company”, “Global Eagle”, “GEE” “we”, “us”, or “our”) is the leading full service provider of connectivity and content to the worldwide airline industry. Our business is comprised of two operating segments: Connectivity and Content.

•
Our Connectivity segment provides our airline partners and their passengers with Wi-Fi connectivity over Ku-band satellite transmissions. We operate our Connectivity business through our wholly-owned subsidiary, Row 44, Inc. ("Row 44"). Row 44 combines specialized network equipment, media applications and premium content services that allow airline passengers to access in-flight Internet, live television, on-demand content, shopping and travel-related information. With our connectivity solution currently installed on more than 500 aircraft, we have the largest fleet of in-flight entertainment and Internet connected aircraft capable of operating over land and sea.

•
Our Content segment selects, manages and distributes wholly-owned and licensed media content, video and music programming, applications and video games to over 120 airlines worldwide, as well as to the maritime and other away-from-home non-theatrical markets. We operate our Content business through our majority-owned subsidiary, Advanced Inflight Alliance AG (“AIA”), and other wholly-owned subsidiaries.

Our Connectivity business generates revenue primarily through the sale of equipment and Wi-Fi Internet and related services. Our Content business generates revenue primarily through the licensing of acquired and third party media content, video and music programming, and video games, and secondarily from value added services such as selection, purchase, production, customer support and technical adjustment of content in connection with the integration and servicing of in-flight entertainment programs.

2013 Transactions

On January 31, 2013, we completed a business combination transaction (the “Business Combination”) in which we acquired all of the outstanding capital stock of Row 44 and 86% of the shares of AIA. We currently own approximately 94% of the shares of AIA, and expect to acquire the remaining 6% of the shares of AIA in the first half of 2014. See “Corporate History” below.

On July 9, 2013, we acquired substantially all of the assets of Post Modern Edit, LLC and related entities (such business, which we operate through wholly-owned subsidiaries, is referred to herein as "PMG") for approximately $10.6 million in cash, 431,734 shares of common stock and assumption of $3.3 million of debt, and subject to an earn-out as described in Note 3. Business Combination, to our consolidated financial statements included in Item 15. Exhibits and Financial Statement Schedules. PMG is a premier provider of digital media production and post-production services. PMG’s operations, which include AMP International, Ambient, Criterion Pictures and Sea Movies, provide video production, post-production and digital content delivery services spanning television shows, feature films, commercials, home video and live news broadcasts, as well as multi-language media for use in in-flight and cruise line entertainment systems. PMG serves Hollywood studios and distributors, advertising agencies, major corporations, federal and local government entities, airlines and cruise lines worldwide.

On October 18, 2013, we acquired the U.K.-based parent of IFE Services Limited (“IFES”) for approximately $36 million in cash. IFES is a leading provider of in-flight entertainment services to airlines and cruise lines worldwide. IFES supplies a full range of services to enable its clients to provide a first class entertainment experience to passengers, including movies, television programs, audio, games, 3D maps, safety and films, portable entertainment systems, onboard publications and audio- and video-on-demand technical support and management. We financed the acquisition of IFES through the issuance of a convertible note and the issuance of common stock as more fully described in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

Operating Segments

Connectivity

Through our wholly-owned subsidiary, Row 44, our Connectivity segment provides our airline partners and their passengers with Wi-Fi connectivity via satellite transmissions. Our connectivity system enables aircraft to connect to orbiting Ku-band satellites and to communicate with existing satellite ground earth stations. Our connectivity solution provides airline passengers with Wi-Fi based Internet access, live television, on-demand content, shopping, and flight and destination information.

Row 44 was formed in 2004, its Wi-Fi connectivity system was first deployed by a domestic commercial airline in 2009 and its broadband services became fully operational in 2010. Following the completion of its licensed and operational in-flight broadband system in 2010, Row 44 commenced installation of its equipment on Southwest Airlines and began to generate revenues from operations. Hughes Network Systems, LLC (“Hughes”), a global satellite services company, provides Row 44 exclusive satellite coverage across North America. With our connectivity solution currently installed on more than 500 aircraft, we have the largest fleet of in-flight entertainment and Internet connected aircraft capable of operating over both land and sea. In the near future, we also expect to deliver additional content and other desired communication services to airline passengers, and to provide airlines with valuable aircraft operations data and applications.

Row 44 has achieved the following customer milestones through March 2014:

•	2010 - Southwest Airlines Co.;

•	2011 - Norwegian Air Shuttle;

•	2011 - WirelessG (Mango Airlines);

•	2012 - Transaero Airlines;

•	2012 - UTair Airlines;

•	2012 - Icelandair; and

•	2014 - Air China (trial)

The combined satellite coverage with these customers spans from Alaska to Japan, covering North America, the North Atlantic, Europe, and a substantial portion of the Middle East, Russia and Asia.

Connectivity Segment Products and Services:

Satellite-Based Wi-Fi Internet Connectivity

We offer satellite-based Wi-Fi Internet connectivity in the United States and where permitted in other areas outside the United States where we are provided to provide service. Our service allows airline passengers to connect to the Internet through their personal Wi-Fi enabled devices gate-to-gate. We provide our airline customers flexibility in how they want to provide and price the service to their passengers. Our fee structure for Wi-Fi Internet service varies by airline, and is customarily in the form of (i) a set fee for each enplaned passenger, (ii) a fee based on usage by passengers or (iii) flat rates per installed aircraft. In order to implement our connectivity services, we also provide our airline customers the following:

•
Connectivity Equipment - we sell and lease equipment that allows our satellite-based services to operate on aircraft. Our equipment is generally shipped and sold as a single kit, with components of the kits separately priced for future ordering. Significant components of our equipment kits include radomes, antennas, modems and provisional and activation packages. We offer installation support to our customers’ in-house or designated third party installers. Substantially all of our equipment is manufactured and warrantied by third party manufacturers.

•
Regulatory Support - we obtain Supplemental Type Certificates (“STCs”), which are certificates issued when an applicant has received Federal Aviation Administration (“FAA”) or similar international regulatory approval to modify an aircraft from its original type certificate approval. An STC on an aircraft type allows our equipment to be installed on that aircraft type.

•
Post-Implementation Support - once our equipment is installed and operational, we provide technical and network support, which includes 24/7 operational assistance and monitoring of the connectivity performance and bandwidth of our satellite-based services on each aircraft.

Live Television Programming

In addition to Internet connectivity, we offer live television programming whereby airline passengers can watch a wide range of live television channels through their personal Wi-Fi enabled devices. Currently including up to 18 channels, our live television product includes a variety of programming options such as news channels, major broadcast networks and specialty cable network channels. We also offer a selection of video-on-demand content in connection with our live television channels. Our fee structure for our live television package on our launch airline, Southwest Airlines, is currently based on a free to the passenger sponsorship model whereby we receive a fixed fee per month from Southwest for the duration of the sponsorship. Following the sponsorship, Southwest has the option to pay us (i) a set fee for each enplaned passenger to continue the free to the passenger service or (ii) a fee based on usage by passengers

Online Web-Portal Services

Included in our Wi-Fi Internet services are web portal services, which generally include a web home page and a variety of services for airline passengers to choose from once logged into our Wi-Fi Internet service through their personal Wi-Fi enabled devices. Our web portal service is white-labeled, which allows our airline customers to customize the home page with their own logo and branding. Through our web-portal services, we also offer (i) advertising, (ii) content for brands to sponsor such as the home page, music, texting, travel and or other related web pages, (iii) in-flight maps, music, destination and travel-related services and (iv) video on demand or “VOD.” VOD allows customers the ability to watch newly released feature films or television content in-flight and over their personal Wi-Fi enabled devices in exchange for a one-time fee. The fees generated from advertising, sponsored content, VOD and other portal services are generally subject to revenue sharing arrangements with our airline customers.

Ancillary Connectivity Products and Services

In order to implement our connectivity services, we also provide our airline customers the following:

•
Connectivity Equipment - we sell equipment that allows our satellite-based services to operate on aircraft. Our equipment is generally shipped and sold as a single kit, with components of the kits separately priced for future ordering. Significant components of our equipment kits include radomes, antennas, modems and provisional and activation packages. We offer installation support to our customers’ in-house or designated third party installers. Substantially all of our equipment is manufactured and warrantied by third party manufacturers.

•
Regulatory Support - we obtain Supplemental Type Certificates (“STCs”), which are certificates issued when an applicant has received Federal Aviation Administration (“FAA”) or similar international regulatory approval to modify an aircraft from its original type certificate approval. An STC on an aircraft type allows our equipment to be installed on that aircraft type.

•
Post-Implementation Support - once our equipment is installed and operational, we provide technical and network support, which includes 24/7 operational assistance and monitoring of the connectivity performance and bandwidth of our satellite-based services on each aircraft.

Wi-Fi VOD Delivery System

Starting in the first half of 2014, we plan to offer customers our Wireless In-flight Services and Entertainment (WISETM) solution, a Wi-Fi VOD solution. The WISE platform allows airlines to deliver newly released content through a Wi-Fi system that is native and embedded into the plane itself. By logging onto the WISE system, passengers will be able to access the latest VOD content through their personal Wi-Fi enabled devices without the potential for outside connectivity interruptions. Our WISE system is intended to serve as a lower cost alternative to our satellite Wi-Fi enabled services. We plan to offer the WISE solution with a wide-variety of features and services, including (i) the basic platform system, (ii) creative services for airline branding and customization of the base platform, (iii) content selection, processing and delivery services, (iv) application development and service delivery and (v) analytics services. By using the extensive product and service offerings of our Content business, we expect to deliver WISE as a complete end-to-end solution for our airline customers, and are continuing to develop additional features for the WISE platform.

Content

Our Content segment is operated through our majority-owned subsidiary, AIA, and other wholly-owned subsidiaries PMG and IFES. Our Content segment is a leader in the business of selecting, procuring, managing, encoding, and distributing video and music programming, and in providing e-readers and similar applications and video games to the in-flight entertainment market. We deliver content compatible with our systems as well as a multitude of third-party in-flight entertainment ("IFE") systems.

Our Content segment’s operations are primarily focused on:

•
acquiring IFE licenses for major Hollywood and international film and television productions, and marketing such distribution rights to the airline, maritime and other non-theatrical markets such as schools;

•	making content available for IFE systems and all associated services; and

•	providing services ranging from the selection, purchase, production and technical adjustment of content to customer support in connection with the integration and servicing of IFE programs.

Content Segment Products and Services

Licensing and Distribution

Our Content segment has been providing movies, television programming, games and audio programming as well as technical services for over 30 years. We source a broad range of theatrical and television programs from over 100 worldwide distributors including Warner Bros., NBC Universal, Twentieth Century Fox, CBS, Paramount, the BBC, Discovery and The Walt Disney Company, as well as smaller international content providers. Our programmers identify content that is relevant and appropriate for each individual airline based on their individual preferences. We tailor movie selections to create the atmosphere deemed appropriate by our individual airline customers.

Technical Services and Digital Production Solutions

Our Content segment addresses a variety of technical needs of airline relating to content irrespective of the particular onboard IFE system being used. We provide comprehensive support for a broad-range of traditional, new and emerging technologies. Our technical services include encoding, editing and meta-data services that we perform in-house in technical facilities in Singapore, Auckland (New Zealand), and California. These technical facilities also enable us to provide a full range of tailored digital production solutions including corporate videos, safety videos, animated video content, podcasts and broadcast quality radio shows. We maintain a robust global digital network, allowing us to transfer a wide-range of file formats to our customers worldwide in minutes. We also support analog systems for airlines running on older “legacy” systems, and can advise on "plug and play" replacement hardware to assist our customers in implementing more cost effective IFE hardware solutions. We can adapt content and databases to be compatible with a broad-range of devices and delivery methods, including tablets, streaming video, iOS, Android and others. We have also negotiated licensing agreements with both domestic and international rights holders for the use of materials on portable electronic devices.

Graphical User Interfaces

Our Content services also include the development of graphical user interfaces for a variety of in-flight entertainment applications, database management related to the overall management of in-flight entertainment and both the technical integration of content and the operation of the varied content management systems found on commercial aircraft across the globe.

Our subsidiary Inflight Productions Ltd ("IFP") is developing custom-built airline “micro-sites” to take the passenger experience beyond the onboard experience and onto the Internet. Through these dedicated websites, from the moment passengers book their ticket they will be able to watch trailers, decide what to view and even provide direct feedback by voting for their favorite onboard movies. Passengers would also be able to buy an audio track they have listened to via referral links to sites such as Amazon or iTunes. IFP also develops customized mobile applications to bring entertainment even closer to passengers. For example, the “Movies&more” mobile application for airline customer KLM, created by IFP, was the first to provide full entertainment listings of films (with trailers), television shows and music available aboard KLM aircraft.

Software and Gaming

With over 100 airline customers and a catalog of over 180 game titles, we have the largest market share in international in-flight gaming content. Creative teams work to produce casual games customized to suit the in-flight environment. We also acquire multi-year licenses from reputable game publishers to adapt third party branded games and concepts for in-flight use from partners such as Disney, EA, Popcap, Tetris, Namco Bandai, DK and Berlitz. Our Content services include cultural expertise to adapt the software we deliver to the language and cultural specificities of each airline customer's passenger demographics. In addition, our Content business develops software applications for the next generation of in-flight entertainment systems, including interactive electronic menus and magazines.

Technology

Row 44 Connectivity Solution

Our proprietary connectivity system operated by our subsidiary, Row 44, optimizes performance, features and user experience for an in-flight entertainment system. A server, modem(s), wireless access points and related hardware are installed in the headliner of the interior cabin ceiling of an aircraft, while a satellite communications tracking antenna is mounted under a radome on the top of the aircraft’s fuselage. The key system components of the Row 44 platform are illustrated below:

For Wi-Fi connected services, the system works by enabling a passenger Wi-Fi accessible device connected to a Row 44 wireless access point, or WAP, and authorized to use the service to send typical TCP/IP based communications to the WAPs in the aircraft cabin. The WAPs feed data to a single or multiple satellite modems that then utilize the specialized satellite antenna to point at a satellite in the Row 44 network and transmit data to the satellite for relay to a ground earth station and then to the Internet. The responsive data from the Internet travels the same path in the opposite direction, ultimately returning to the passenger's device. To access content-on-demand and similar stored services, the Row 44 on-board server delivers the applicable content wirelessly from solid state storage devices within the server to the passenger's device. For accessing live television, the live television signals are delivered in a continuous stream of data from Row 44’s ground earth stations to each aircraft in the applicable coverage area. Passenger devices authorized to access the live television service do so through a connection to the same WAP used to deliver Wi-Fi connectivity. All of these services are monitored, maintained and controlled around the clock by Row 44’s dedicated network operations center in Lombard, Illinois and by an additional network operation center maintained by Hughes Network Systems (or third parties under contract with Hughes) pursuant to service agreements with Hughes.

Close relationships with key industry operators like Hughes Network Systems have allowed us to develop a very sophisticated and reliable satellite based system. Hughes is a global broadband satellite network services company and has been a supplier of satellite and network services to Row 44 since 2006. Hughes supplies Row 44 with satellite gateway and related network equipment and modem cards for use as part of the Row 44 system. Hughes also (i) operates several network operations centers for monitoring and servicing the broadband system on a 24/7 basis, (ii) arranges for and provides Row 44 a terrestrial “back haul” link from its network operations centers to the Internet and (iii) arranges for the provision of satellite connectivity service for communications from aircraft equipped with the Row 44 platform to and from the ground-based gateway. Row 44 is currently the exclusive recipient of Ku transmission services from Hughes within the field of broadband Internet connectivity to commercial aircraft in North America. Row 44’s relationship with Hughes affords Row 44 unparalleled access to a global leader in satellite networks and services. Hughes’ global reach within the satellite industry also gives Row 44 a competitive advantage, and Hughes’ turnkey network solutions and extensive network operations experience give Row 44 the power of a major network provider at a fraction of the cost of building out such infrastructure. Hughes also has extensive satellite network design engineering and program management resources that Row 44 is able to leverage as needed.

Wireless In-flight Services and Entertainment Solution

Starting in 2014, we expect to offer customers our Wireless In-flight Services and Entertainment (WISE) software solution developed by our subsidiary DTI Solutions. WISE is one of the latest Wi-Fi-based content and services delivery platforms for the airline industry. WISE software allows airlines to deliver content to a wide-variety of passenger mobile devices through a Wi-Fi system that is native and embedded into the aircraft itself or via a variety of add-on systems. WISE is designed to work in a non-connected environment and also is compatible with in-flight connectivity systems. The WISE software platform includes industry standard digital rights management (DRM) compatible with latest available airline available content and payment processing functionality. To date we have partnered with Rockwell Collins, Airbus, Honeywell and OnAir for delivery of the WISE solution to airline customers.

Customers

We currently deploy our Connectivity services worldwide to the airline industry, with customers located in North America, South Africa and Europe, including Russia and Iceland. We are currently under trials to install our Connectivity solution in aircrafts operated by Air China in 2014. For fiscal year 2013, our largest Connectivity airline customer was Southwest Airlines, which represented approximately 22% of our total consolidated revenue in 2013.

We provide Content curating and processing services to the airline, maritime, and non-theatrical industries globally. Our customers also include major Hollywood and international studios. We are the exclusive representative to over 60 airlines for our Content services.

Competitive Advantages

We are developers, acquirers and distributors of satellite bandwidth entertainment, gaming and other media content and work closely with major and independent studios and other content producers. Accordingly, our significant operating and deal-making experience and relationships with companies in these industries gives us a number of competitive advantages and may present us with a substantial number of additional business targets and relationships to facilitate growth going forward. We believe that we have sustainable competitive advantages due to our market positions, technology and relationships with important content suppliers and airlines.

Connectivity

Our leading satellite-based broadband services allow us to connect airlines passengers to the Internet and deliver live streaming television, stored content on demand and other related services over land and sea.  Unlike competitive technologies such as air-to-ground GSM or Ka-band satellite solutions, our Ku-band satellite Wi-Fi platform is capable of being operated from gate-to-gate and over the majority of the commonly used air routes across the globe at data throughput levels required to deliver a feature-rich in-flight entertainment experience.   We also have an exclusive relationship with Hughes and have network operational footprints in North America, Europe and Russia. These competitive advantages provide us the ability to more rapidly on-board and service new and existing airline customers regardless of where they fly.

In addition to regional expansion, we have the ability to rapidly expand our product offerings worldwide. We recently launched our live television and our texting services in the United States and expect to offer similar and other related services in additional markets.  We also have programs in place offering gate-to-gate connectivity services in markets where this service is permitted. Targeting heavily air-trafficked regions allows us to leverage existing customers and add additional airline customers with little interruption to our base operations.  Adding customers in areas with existing satellite coverage (utilized for launch customers) allows us to spread fixed costs associated with transponders over a larger network base.

We have dedicated Connectivity engineering resources, which enable us to deploy end-to-end solutions for our airline customers.  Our engineering resources are able to assist our airline customers in obtaining necessary regulatory approvals such as the STCs, which permit our equipment to be installed and operated on the applicable aircraft type covered by the STC (regardless of airline operator).  As we continue to obtain STCs on a wider variety of plane types, we will be able to leverage these STCs for more rapid deployment on new airline customers in the future on a more cost-effective and efficient basis.

Content

We are the leader in providing content and services to airlines around the world and across all continents. Our cultural expertise allows us to provide customized solutions to accommodate cultural and linguistic requirements in all key markets, across all airlines.  We provide our content services to the vast majority of airlines in markets such as the Middle East, Asia and Europe, where demand for content tends to be stronger and airlines are more widely equipped with on-board in-flight entertainment solutions. North American airlines have traditionally focused less on on-board in-flight entertainment solutions, but there are signs of reinvestment and a shift towards providing a wider variety of in-flight entertainment content on-board North American carriers in the coming years. More recently, we broadened our portfolio of content services by becoming a solution provider for advanced, interactive in-flight entertainment hardware systems. The new in-flight entertainment hardware systems provide the technological basis for turning the systems previously used only for the purpose of entertaining passengers into interactive passenger platforms that offer a variety of possibilities. In the in-flight entertainment industry, this strategic development entails changing in-flight entertainment into a total ‘‘passenger experience.’’ We intend to leverage our market position and technological know-how to participate in and take advantage of this cutting-edge development in in-flight entertainment.

With AIA, and the additions of PMG and IFES in the second half of 2013, we strengthened our position as a global leader in content services for the airline market.  With the ability to offer the widest variety of content, games and related services, we provide our customers a wider variety of content options and more cost-effective content solutions to our customers.

Our Strategy

We believe that our combined Content and Connectivity offering is uniquely positioned to change the existing in-flight entertainment content model and drive towards a synergized entertainment and commerce platform. Using portals created specifically for the in-flight audience, we provide Internet access, content-on-demand, and live television programming. Providing this rich content direct to passengers’ own devices has created new opportunities for revenue from passengers on our customer airlines and from brand sponsorship.

Connectivity

We are seeking to aggressively to expand our connectivity solutions to customers worldwide, particularly outside of North America. We are strategically targeting markets with high populations and traffic density, having begun with North America and Europe, and more recently in Asia.  Particularly in China, Southeast Asia and South America, we are seeking to gain early-entrant advantage with our satellite-based connectivity solutions.

Leverage Technology

We believe we have the most technologically advanced connectivity solution in the market today, and plan to continue to leverage this as we target expansion in new and emerging markets. The lack of a comparable connectivity solution in the market today creates a large opportunity for us, particularly with carriers who fly across international borders. With a proven connectivity solution in the US and Europe, we can continue to leverage our existing technology to expand our connectivity solutions globally, and capture market share in emerging markets such as Western Europe, China and the Middle East..

Continue Technological Evolution

We work continuously to improve existing systems and user interfaces, while also developing plans to remain at the forefront of the technology curve. We are in the process of evaluating additional technologies such as a Ka band satellite solution and utilization of high-throughput Ku-band satellites (HTS) to maintain our competitive advantage as the industry evolves.  We also expect to continue to develop better-performing components of our system, including components to better service long-haul carriers.  Our strategic decision to develop key components and systems that interface with handheld devices enable our airline customers to stay on the cutting edge without completely replacing or having to invest in on-board entertainment systems.

Content

Supply-Chain Efficiency

Through AIA, PMG and IFES and related subsidiaries, we have attained critical mass in the in-flight entertainment content market that will open up the possibilities of managing larger airline budgets, as well as providing a fully outsourced solution to our customers. We believe that this will lead to longer-term contracts and a wider variety of services. We have already demonstrated this in early 2014 with new contracts awarded for more than five years and covering creative user interfaces and innovation as well as traditional content. The scale we now have in our post-production facilities and range in content rights management allows for a more efficient cost structure and to begin servicing newer, smaller and more remote airlines customers.

Increasing the Value of Traditional Content

We are the leading provider of IFE content and solutions to the airline industry. With a broad range of content solutions, we offer unparalleled services to our airline customers, as well as the ability to provide them with more cost-effective and outsourced solutions. Our ability to efficiently scale our post-production facilities and provide a range of content rights management to our customers is unmatched by our competitors. We believe that this will lead to expanded services with existing customers, and allow us to more rapidly expand our services to newer, smaller and more remote airlines customers.

Competition

Our Connectivity operating segment operates in a highly competitive environment. In addition to competition from other in-flight connectivity providers such as GoGo and OnAir, we also compete with other in-flight entertainment service providers such as Thales and Panasonic Avionics. Other connectivity service providers use different technology, including air-to-ground mobile services, L-band satellite connectivity and Ka-band satellite connectivity, to provide connectivity to airliners; however, Panasonic Avionics uses the same Ku-band connectivity services. We believe Ku-band satellite services offer the best combination of worldwide availability, available high-speed bandwidth and cost versus competing technologies. In addition, our connectivity solutions are focused on delivering the best passenger experience, and provide a significant value difference when compared to existing solutions offered by our competition.

Our Content operating segment operates in a highly fragmented market. As of December 31, 2013, our combined Content operations service the majority of the content market for the worldwide airline industry through our acquisitions of AIA, PMG and IFES. In addition to the overall fragmented market for our content and related services, we compete with other IFES leading providers including Spafax. We believe our state-of-the-art studio services offer unparalleled solutions to our airline and studio partners versus our competitors. In addition, our worldwide relationships with major airline carriers and Hollywood studios provide us a significant competitive advantage over our competition.

Government Regulation

As a participant in the global airline and global telecommunication industries we are subject to a variety of government regulatory obligations.

Federal Aviation Administration/European Aviation Safety Agency

Our Connectivity division’s primary product involves the installation of material hardware onboard commercial airliners. The installation of equipment on airliners is subject to the rules and regulations promulgated by the Federal Aviation Administration ("FAA") and its global counterparts, including the European Aviation Safety Agency ("EASA"). Prior to installing our equipment on an aircraft type, we are required to obtain a STC, which supplements the original Type Certificate obtained by the original aircraft manufacturer from the FAA/EASA and identifies the parts to be installed and the location of the installation and will only be issued by the FAA/EASA after we comply with any additional regulations for the installation of hardware such as ours (for example, bird strike regulation compliance). To date, we have obtained STCs for installing our connectivity solution hardware on the Boeing 737 Next Generation series of aircraft and the Boeing 757 aircraft type. We currently have additional STC projects underway and expect to obtain additional STCs throughout 2014.

Global AMSS Regulation

In order to operate our connectivity services, we are also required to obtain authorization in each jurisdiction over which we intend to provide our aero mobile satellite services (AMSS). In the USA, we obtained a license from the Federal Communications Commission (FCC) allowing us to provide AMSS services subject to compliance with various requirements imposed by the FCC. Certain other countries require affirmative licenses, however many countries require notification of intent to provide services and various technical details without the need for obtaining affirmative approval. To-date we are authorized to provide our AMSS connectivity services in over 150 countries.

Employees

As of December 31, 2013, we had 730 employees, 228 of whom are employed in the United States. None of our employees is represented by a labor union or is subject to a collective bargaining agreement. We believe that relations with our employees are good.

Segment Reporting and Geographic Information

For additional information regarding our segments, including information about our financial results by geography, see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 2. Basis of Presentation and Summary of Significant Accounting Policies to our consolidated financial statements included in Item 15. Exhibits and Financial Statement Schedules.

Corporate History

Prior to January 31, 2013, we were known as Global Eagle Acquisition Corp., a Delaware corporation that was formed in February 2011 to effect a merger, capital stock exchange, asset acquisition or similar business combination with one or more businesses. In May 2011, the Company consummated an initial public offering. On January 31, 2013, we completed a business combination transaction (the "Business Combination") in which we acquired all of the outstanding capital stock of Row 44 and 86% of the shares of AIA, and changed our name to Global Eagle Entertainment Inc. Prior to the consummation of the Business Combination, the Company did not engage in any business except for activities related to its formation and related public financing.

Subsequent to the Business Combination, we acquired an additional approximately 8% of the shares of AIA, such that as of December 31, 2013, we owned approximately 94% of the shares of AIA. The shares of AIA's capital stock not owned by us are listed in the Regulated Market ("General Standard") of the Frankfurt Stock Exchange. In July 2013, we commenced a process under German law to acquire the remaining 6% of the shares of AIA, which we expect to complete in the first half of 2014.

Additional information regarding the Business Combination is set forth in (i) our definitive proxy statement filed with the U.S. Securities and Exchange Commission (“SEC”) on January 17, 2013, (ii) our Annual Report on Form 10-K for the year ended December 31, 2012 filed with the SEC on March 18, 2013 and (iii) our Current Reports on Form 8-K and Forms 8-K/A filed with the SEC on February 6, 2013, March 18, 2013, May 16, 2013 and August 9, 2013.

Our principal executive offices are located at 4553 Glencoe Avenue, Los Angeles, California, 90292.

Available Information

Our main corporate website address is www.globaleagleent.com. Copies of the Company’s Quarterly Reports on Form 10-Q, Annual Report on Form 10-K and Current Reports on Form 8-K filed or furnished to the U.S. Securities and Exchange Commission (the “SEC”), and any amendments to the foregoing, will be provided without charge to any shareholder submitting a written request to the Secretary at the principal executive offices of the Company or by calling (818) 706-3111. All of the Company’s SEC filings are also available on the Company’s website at http://investors.globaleagleent.com/financials.cfm, as soon as reasonably practicable after having been electronically filed or furnished to the SEC. All SEC filings are also available at the SEC’s website at www.sec.gov.

We also webcast our earnings calls and certain events we participate in or host with members of the investment community on the investor relations section of our corporate website. Additionally, we provide notifications of news or announcements regarding our financial performance, including SEC filings, investor events, and press and earnings releases on the investor relations section of our corporate website. Investors can receive notifications of new press releases and SEC filings by signing up for email alerts on our website. Further corporate governance information, including our board committee charters and code of ethics, is also available on our website at http://investors.globaleagleent.com/governance.cfm. The information included on our website, or any of the websites of entities that we are affiliated with, is not incorporated by reference into this Annual Report on Form 10-K or in any other report or document we file with the SEC, and any references to our website are intended to be inactive textual references only.

ITEM 1A. RISK FACTORS

Investing in our common stock involves substantial risks. In addition to the other information included in this report, the following risk factors should be considered in evaluating our business and future prospects. The risk factors described below are not necessarily exhaustive, and you are encouraged to perform your own investigation with respect to us and our business. You should also read the other information included in this report, including our financial statements and the related notes. As described more fully below, our business is subject to risks and uncertainties that fall in the following categories:

•Risks Related to Our Connectivity Operating Segment;
•Risks Related to Our Content Operating Segment;
•Risks Related to Our Technology and Intellectual Property and Government Regulation;
•Risks Related to Our Business and Industry; and
•Risks Related to Our Securities.

Risks Related to Our Connectivity Operating Segment

We rely on one key customer for a substantial percentage of our Connectivity operating segment’s revenue.

Our Connectivity operating segment, which we operate through our wholly-owned subsidiary, Row 44, is substantially dependent on its customer relationship with Southwest Airlines, which accounted for 73%, 85% and 62% of our Connectivity operating segment’s revenues for the years ended December 31, 2013, 2012 and 2011, respectively, and 22% of our consolidated revenue for the year ended December 31, 2013. Row 44 and Southwest are parties to an Amended and Restated Supply and Services Agreement, dated as of February 1, 2013, governing the supply by Row 44 of products and services to Southwest, including units of Row 44’s broadband system, Wi-Fi service in connection use such broadband system, live television related services and certain additional contemplated services. If Row 44 fails to meet certain service level requirements related to its television service to Southwest Airlines under the agreement, Southwest Airlines may terminate Row 44’s television service on Southwest aircraft. Similarly, if Row 44 fails to meet certain other obligations related to its technology, equipment and services, Southwest may have the right to terminate the entire agreement with Row 44. Our business would be materially adversely affected if Southwest terminates either the television service or the entire agreement with Row 44.

Our Connectivity operating segment has a limited operating history, which may make it difficult to evaluate our current business and predict our future performance.

Our Connectivity operating segment did not complete the first installation of its connectivity system until 2009 and did not begin to generate service revenue until 2010. The limited operating history of our Connectivity operating segment may make it difficult to accurately evaluate our potential growth and future performance. Any assessments of our Connectivity operating segment and predictions that we make about future success or viability may not be accurate. We have encountered and will continue to encounter risks and difficulties frequently experienced by growing companies in rapidly changing industries, and the size and nature of our market opportunity will change as we scale our business and increase deployment of our in-flight connectivity system.

We may face increased competition from next generation connectivity technologies.

Ka-band connectivity solutions are in the early stage of deployment on airlines and may offer benefits for certain of the types of services our Ku-band connectivity solution provides. If airlines value the services in which Ka-band provides those benefits, we may be forced to invest in improving our product offering, including possibly by investing more in our current solution or adopting a new technology, to maintain our current connectivity customers and attract additional customers. Other next generation connectivity solutions, including so-called “ground-to-orbit” solutions have been announced that may also require us to take similar action.

Our Connectivity operating segment has incurred significant operating losses since its inception.

Prior to the second half of 2013, our Connectivity operating segment had incurred significant operating losses since Row 44’s inception in 2004, and it may not be able to generate sufficient revenue in future periods to generate operating income or positive cash flow. We also expect the operating segment’s costs to fluctuate materially in future periods as we continue to invest resources and inventories in new customers and services, which could negatively affect our future operating results. We expect to continue to expend substantial financial and other resources as we continue to expand our Connectivity operating segment internationally. The amount and timing of these costs are subject to numerous variables. Such variables include the availability and timing of certain next-generation technologies, such as Ka-band and other satellite technologies, as well as costs incurred to develop and implement changes to airborne software and hardware, the need and costs to expand our service offerings to be competitive and, with respect to satellite technologies, the cost of obtaining satellite capacity.

We face limitations on our ability to grow our domestic Connectivity operations that could harm our operating results and financial condition.

Our ability to expand our Connectivity operating segment domestically at its current rate of growth is inherently limited by various factors, including the limited on the number of U.S. and foreign commercial airlines operating over our domestic coverage area and who have not already selected a connectivity partner or are otherwise available to sell our products and service, the number of planes operated by our current customers which have not yet been connected and in which our connectivity system can be installed and the passenger capacity within each plane. The growth of our Connectivity operating segment may slow when compared to more recent results, to the extent that we have exhausted all substantial potential airline customers, and as we approach installation on full fleets and maximum penetration rates on all flights. We cannot provide assurance that we will be able to profitably expand the domestic market presence or establish new markets and, if we fail to do so, our business and results of operations could be materially adversely affected.

We may be unsuccessful in generating revenue from live television, portal and content-on-demand services.

We are developing and are scheduled to deploy a number of service offerings to deliver to our commercial airline customers.

Live Television

We currently offer up to 18 channels of live television service in the United States, and we intend to expand our live television service to our airline customers in Europe, although there can be no assurance that we will be successful in doing so or in generating meaningful revenue from that source of content abroad. In the U.S., our customer Southwest Airlines maintains a sponsor for its “TV Flies Free” offering which will continue at least through the end of 2014, with a possible extension to 2015. The expiration or termination of this sponsorship, however, could have a material impact on our Connectivity operating segment’s revenue. Additionally, if we are unable to replicate the live television sponsorship model with other airlines, or the take rate for a passenger fee-based live television model does not meet expected targets, our Connectivity operating segment’s ability to generate revenue could be materially adversely affected.

Portal Services

We currently deploy several advertising based portal services such as a moving map with flight information and we recently launched a Wi-Fi Internet-based texting service onboard Southwest Airlines aircraft. We also intend to further develop and deploy additional Wi-Fi Internet portal services, which we believe will provide our Connectivity operating segment a substantial revenue opportunity in the near term. However, Wi-Fi portal services generate only nominal revenue today. We therefore cannot make any assurance that we will be successful in developing and deploying portal services or that our ability to generate revenue from these services will match our expectations. If our portal services are not successful, our growth and financial prospects would be materially adversely impacted.

Content-on-demand

Separate from content-on-demand offering as part of our live television services, we are also working to increase the number of on-demand movies and other content available on our Wi-Fi Internet connectivity system. The future growth prospects for our business depend, in part, on revenue from advertising fees and e-commerce revenue share arrangements on passenger purchases of goods and services, including video and media services. Our ability to generate revenue from these service offerings depends on:

•growth of our Connectivity operating segment’s commercial airline customer base;

•the attractiveness of our Connectivity operating segment’s customer base to media partners;

•	rolling out live television and content on demand on more aircraft and with additional airline customers and increasing passenger adoption both in the U.S. and abroad;

•	establishing and maintaining beneficial contractual relationships with media partners whose content, products and services are attractive to airline passengers; and,

•	our ability to customize and improve our Connectivity operating segment’s service offerings in response to trends and customer interests.

If we are unsuccessful in generating revenue from our Connectivity operating segment’s service offerings, that failure could have a material adverse effect on our growth prospects, financial condition and results of operation.

We may be unsuccessful in expanding our Connectivity operating segment internationally, which could harm the growth of our business, operating results and financial conditions.

The ability to further expand our Connectivity operating segment internationally involves various risks, including the need to invest significant resources in unfamiliar markets and the possibility that there may not be returns on these investments in the near future, comparable to our recent financial results or at all. In addition, our Connectivity operating segment has incurred, and we expect to continue to incur, expenses before we generate any material revenue in these new markets. Our Connectivity operating segment’s ability to expand will also be limited by the demand for in-flight broadband Internet access in key international markets. Different privacy, censorship, aerospace and liability standards and regulations, governmental instability and political change and different intellectual property laws and enforcement practices in foreign countries may cause our business and operating results to suffer. Additionally, any failure to compete successfully in international markets could negatively impact our reputation and domestic operations.

Any future international operations may fail to succeed due to risks inherent in foreign operations, including:

•different technological solutions for broadband Internet than those used in North America;

•varied, unfamiliar and unclear legal and regulatory restrictions;

•unexpected changes in international regulatory requirements and tariffs;

•unexpected changes in governmental or political structures in certain foreign countries;

•
legal, political or systemic restrictions on the ability of U.S. companies to do business in foreign countries, including restrictions on foreign ownership of telecommunications providers or the establishment of economic sanctions by the U.S. affecting businesses such as ours;

•inability to find content or service providers to partner with on commercially reasonable terms, or at all;

•Foreign Corrupt Practices Act compliance and related risks;

•difficulties in staffing and managing foreign operations;

•currency fluctuations; and

•potential adverse tax consequences.

As a result of these obstacles, we may find it difficult or prohibitively expensive to grow our Connectivity operating segment internationally or may be unsuccessful in our attempt to do so, which could harm our future operating results and financial condition.

We are currently engaged in a trial of our Connectivity solution on an aircraft operated by Air China in connection with Air China's choice of a connectivity provider. Failure to win Air China as a client could have an adverse impact on our plans to expand our services into China.

We are currently under trial to install our Connectivity solution on an aircraft operated by Air China. The trial will commence aboard a 777-200 aircraft and will enable Air China’s passengers to access the Internet and stored content on approved handheld devices, in accordance with applicable Chinese regulations. An expansion of our business into China will require us to comply with a number of foreign laws, rules and regulations with which we have limited prior experience. Our management team’s lack of experience with these new requirements could increase the likelihood that we will inadvertently violate such a requirement, which could divert more of our resources and negatively impact our business.  In addition, we cannot assure you that the trials with Air China will be successful, which could mean that the costs incurred and resources expended in connection with these trials may not yield the expansion of our business that we have anticipated. Even if the trials with Air China are successful, we may not realize the benefits of the trial if we are unable to expand our business in China beyond one test aircraft. We cannot assure you that this expansion will generate additional revenues or increase our profitability. Even if this expansion generates the benefits that we have anticipated, there may be other unforeseeable and unintended factors or consequences that occur as a result of the expansion, which could adversely impact our profitability and our business.

We rely on single service providers for certain critical components of and services relating to our satellite connectivity network.

We currently source key components of our hardware, including the satellite antenna sourced from TECOM Industries, Inc., or TECOM, and key aspects of our connectivity services, including substantially all of our Connectivity operating segment’s satellite transponder services from partners of Hughes Network Systems, LLC, or HNS, from sole providers of equipment and network services, respectively. While we have contracts in effect with these key component and service providers, if we experience a disruption in the delivery of products and services from either of these providers, it may be difficult for us to continue providing our own products and services to our customers. We have experienced component delivery issues in the past, and there can be no assurance that we will avoid similar issues in the future. Additionally, any loss of exclusivity that we have with our hardware providers today could eliminate our competitive advantage in the use of satellites for in-flight connectivity in the future, which could have a material adverse effect on our business and operations.

We depend upon third parties to manufacture our Connectivity operating segment’s equipment components and to provide services for our network.

We rely on third-party suppliers for equipment components that we use to provide our satellite telecommunication Wi-Fi services. The supply of third party components could be interrupted or halted by a termination of these relationships, a failure of quality control or other operational problems at such suppliers or a significant decline in their financial condition. If we are not able to continue to engage suppliers with the capabilities or capacities required by our Connectivity operating segment, or if such suppliers fail to deliver quality products, parts, equipment and services on a timely basis consistent with our schedule, our business prospects, financial condition and results of operations could be adversely affected.

Risks Related to Our Content Operating Segment

The portion of our Content operating segment that is based on applications as part of in-flight entertainment has a limited operating history, which may make it difficult to evaluate our current business and predict our future performance.

AIA has developed applications to be used on more sophisticated in-flight entertainment hardware platforms as well as wireless streaming solution to be used on planes without in-flight entertainment hardware. Our application and wireless streaming businesses are still in a ramp up phase and have limited operating history. This makes it difficult for us to accurately evaluate the potential growth and future performance of the application and wireless streaming businesses. Any assessments of our application and wireless streaming services and predictions that we make about future success or viability may not be accurate. We have encountered and will continue to encounter risks and difficulties frequently experienced by companies expanding in new business areas in rapidly changing industries, and the size and nature of our market opportunity will change as we scale our application and wireless streaming businesses.

The future financial performance of our Content operating segment may be dependent on our ability to continue to acquire new companies that positively affect our financial performance.

Our Content operating segment’s growth both in revenues and profits in the past has been dependent on the ability to execute acquisitions of companies inside or outside of its core industry. There can be no assurance that we will be able to continue to make additional acquisitions in the future, or that any future acquisitions will have a positive impact on our financial performance. If we are unable to make such acquisitions or if they are not successful from a financial performance perspective, this could have a negative impact on our financial condition or results of operations.

We may not accurately predict the profit margins of our Content operating segment with respect to its long term fixed price contracts.

In some cases our Content operating segment has entered into multi-year, fixed-price delivery contracts with producers. These procurement contracts enable us to purchase content that a given studio releases or markets during the term of the contract at a fixed purchase price, or through “flat deals”. Adjustments of the previously agreed upon purchase price might be necessary in certain circumstances if there are significant changes in the customer base of our Content operating segment during the term of a given contract. If we are unable to make such adjustments upon the occurrence of such changes, there is a risk that the profit margins on our flat fee agreements may be smaller than predicted or even a loss, which could negatively impact our financial condition and results of operations.

AIA is subject to ongoing tax audits that could result in additional tax payments or a reduction in tax loss carryforwards.

A comprehensive tax audit by the Canadian tax authorities of AIA’s Canadian subsidiary DTI Software for the tax years 2008, 2009, 2010, 2011 and 2012 is underway. More specifically, the Canadian tax authorities are currently investigating DTI’s tax status in Dubai, United Arab Emirates, and whether income derived in Dubai should have been constituted taxable earnings subject to Canadian income tax for the tax year ended December 31, 2008. We estimate the maximum Canadian income tax exposure for the taxable year 2008 is approximately $1.4 million, which includes approximately $0.6 million of potential interest and penalties. We are currently investigating these claims and are not able to estimate the aggregate potential tax liability that could result for subsequent tax years after 2008. If the Canadian tax authorities attempt to assess similar penalties for tax years subsequent to 2008, we may be subject to pay significant historical tax obligations, including penalties and accrued interest. In addition, DTI claims certain tax credit in the course of the development of games and applications in Canada including tax credits that support multimedia, e-commerce and research and development in Canada. It is possible that Canadian tax authorities might come to a different conclusion concerning the respective amount that DTI is able to claim. This could lead to an adjustment of the booked tax credits that could be material to our financial condition.

AIA currently make claims for investment tax credits that are available in Canada to support multimedia, e-commerce and research and development in Canada, and any reduction in or elimination of government support for such tax credits would negatively impact our business and results of operations.

DTI Software makes claims for currently available tax credits in Canada in the course of its development of games and applications in Canada, including tax credits that support multimedia, e-commerce and research and development in Canada. If governmental authorities in Canada, and, in particular, in the province of Quebec, were to reduce or eliminate the amount of tax credits that are available in respect of these activities by DTI, then our tax liabilities would likely increase, and this would have a negative impact on our overall profitability.

On-board use of personal electronic devices may harm our Content operating segment.

Ever-increasing numbers of passengers have their own personal electronic devices which they might use to bring their own content such as movies, music or games with them on a flight or to access on-board connectivity to the Internet, live television or content on demand. This could decrease demand for our Content operating segment’s in-flight offerings provided through seatback screens or other fixed on-board screens, which could have a material adverse effect on our financial condition and results of operation.

Many of our Content operating segment’s products will have long sales cycles, which may cause us to expend resources without an acceptable financial return and which makes it difficult to plan our expenses and forecast our revenues. This could have a material adverse effect on our business.

Many of our Content operating segment’s products have long sales cycles that involve numerous steps, including initial customer contacts, specification writing, software engineering design, software prototyping, pilot testing, device certification, regulatory approvals (if needed), sales and marketing and commercial manufacture, integration and delivery. During this time, we may expend substantial financial resources and management time and effort without any assurance that product sales will result. The anticipated long sales cycle for some of our Content operating segment’s products makes it difficult to predict the quarter in which sales may occur. Delays in sales may cause us to expend resources without an acceptable financial return and make it difficult to plan expenses and forecast revenues, which could have a material adverse effect on our business.

Our Content operating segment may not retain or attract customers if we do not develop new products and enhance our current products in response to technological changes and competing products , or if our new or enhanced products do not gain market acceptance.

The in-flight entertainment market is faced with rapid technological change, evolving standards in computer hardware, software development, communications and security infrastructure, and changing needs and expectations of customers. Building new products and service offerings requires significant investment in development. A substantial portion of our Content operating segment’s research and development resources are devoted to maintenance requirements and product upgrades that address new technology support. These demands put significant constraints on the resources that we have available for new product development. We also face uncertainty when we develop or acquire new products for our Content operating segment, because there is no assurance that a sufficient market will develop for those products.

We are exposed to foreign currency risks, and our lack of a formal hedging strategy could create losses.

Within our Content operating segment, currency risks arise from the fact that both sales to customers and purchasing are largely effected in U.S. dollars, while most of our Content operating segment’s operating companies’ fixed costs are incurred in euros, British pounds and Canadian dollars. At times, we may engage in hedging transactions to counteract direct currency risks. However, we do not have a formal hedging strategy, and cannot always guarantee that all currency risks have been hedged in full. Severe currency fluctuations could also cause the hedging transactions to fail if agreed thresholds (triggers) are not met or exceeded. We therefore cannot fully preclude negative foreign currency effects in the future-some of which might be substantial-due to unforeseen exchange rate fluctuations and/or inaccurate assessments of market developments.

There are also intragroup receivables and liabilities in our Content operating segment, such as loans that can generate significant foreign currency effects. Changes in the exchange rates of a number of foreign currencies against the euro, especially the U.S. dollar and the Canadian dollar, could lead to the recognition of unrealized foreign exchange losses in some cases, particularly as a result of intragroup transactions. Therefore, our Content operating segment is exposed to a heightened currency risk in connection with intragroup borrowing owing to the foreign currency sensitivity in severe and unforeseeable exchange rate movements that are consequently difficult to predict.

Our Content operating segment faces intense pricing pressure.

Pricing pressures are high in the content market. As a result, we may need to provide significant price concessions in connection with the frequent tenders in which we engage in order to acquire new customers or keep current customers. . This may have a negative adverse effect on our revenue and results of operations.

We source our content from studios, distributors and other content providers, and any reduction in the volume of content produced by such content providers could hurt our Content operating segment by providing it with less quality content to choose from and resulting in potentially less attractive offerings for passengers.

We receive content from studios, distributors and other content providers, and, in some circumstances, we depend on the volume and quality of the content that these content providers produce. If studios, distributors or other content providers were to reduce the volume or quality of content that they make available to us over any given time period, whether because of their own financial limitations or other factors influencing their businesses, we would have less quality content to choose from, and our programmers would have more difficulty finding relevant and appropriate content to provide to our customers. This could negatively impact the passenger experience, which could, in turn, reduce the demand for our Content operating segment’s offerings, which would have a negative impact on our revenue and results of operations.

Our revenue may be adversely affected by a reduction or elimination of the time between our receipt of content and the content being made more broadly publicly available to the rental or home viewing market.

We receive the content that we provide through our Content operating segment directly from studios, distributors and other content providers, and the timing is at the discretion of the content providers. Historically, we and (prior to the Business Combination) AIA received content prior to such content being more broadly publicly distributed via rental viewing, retail stores or Internet streaming services. If a content provider delays release of certain content in a manner reducing or eliminating this “early window”, our Content operating segment may not be able to generate as much revenue from such content as we could have generated with an earlier release date.

The revenue generated by our Content operating segment may be adversely affected by a reduction or elimination of use of our Content operating segment’s services by competitors in the marketplace.

A portion of our income is currently generated by the licensing of software and content and by the performance of content processing services for direct competitors, including other content service providers, of our Content operating segment.

If our competitors develop their own software and content acquisition and processing capabilities, our Content operating segment may be materially adversely affected.

Risks Related to our Technology, Intellectual Property and Government Regulation

Our Connectivity operating segment may suffer service interruptions or delays, technology failures or damage to its equipment.

Our reputation and ability to attract, retain and serve our commercial airline customers depends, in part, upon the reliable performance of our Connectivity operating segment’s satellite transponder capacity, network infrastructure and connectivity system. The operations and services of our Connectivity operating segment depend upon the extent to which our equipment and the equipment of our third-party network providers is protected against damage from fire, flood, earthquakes, power loss, solar flares, telecommunication failures, computer viruses, break-ins, acts of war or terrorism and similar events. Damage to our networks could cause interruptions in the services that we provide through our Connectivity operating segment, which could have a material adverse effect on our service revenue, our reputation and our ability to attract or retain customers. Row 44 has experienced interruptions in these systems in the past, including component and service failures that temporarily disrupted users’ access to the Internet, and we may experience further service interruptions, service delays or technology or systems failures, which may be due to factors beyond our control. If we experience frequent system or network failures, our reputation could be harmed and our airline customers may have the right to terminate their contracts with us or pursue other remedies, which could have a material adverse effect on our financial condition and our ability to attract and retain customers.

Assertions by third parties of infringement, misappropriation or other violations by us of their intellectual property rights could result in significant costs and substantially harm our business and operating results.

In recent years, there has been significant litigation involving intellectual property rights in many technology-based industries, including the wireless communications industry. Any infringement, misappropriation or related claims, whether or not meritorious, are time-consuming, divert technical and management personnel and are costly to resolve. As a result of any such dispute, we may have to develop non-infringing technology, pay damages, enter into royalty or licensing agreements, cease providing certain products or services or take other actions to resolve the claims. These actions, if required, may be costly or unavailable on terms acceptable to us. Certain of our suppliers do not provide indemnity to us for the use of the products and services that these providers supply to us. At the same time, we generally offer third party intellectual property infringement indemnity to the customers of our Connectivity operating segment which, in some cases, do not cap our indemnity obligations and thus could render us liable for both defense costs and any judgments. Any of these events could result in increases in our operating expenses, limit our service offerings or result in a loss of business if we are unable to meet our indemnification obligations and our airline customers terminate or fail to renew their contracts.

On December 28, 2012, Advanced Media Networks, L.L.C. filed suit in the United States District Court for the Central District of California against Row 44 and one of its customers, which Row 44 has agreed to indemnify for allegedly infringing two of its patents and seeking injunctive relief and unspecified monetary damages. After Row 44 requested reexamination of the patents by the U.S. Patent & Trademark Office, the lawsuit was stayed. The lawsuit remains stayed, and the reexaminations have not concluded. Based on currently available information, the Company believes it has strong defenses. If the patents survive reexamination, the Company intends to defend vigorously against this lawsuit, though the outcome of this matter is inherently uncertain and could have a materially adverse effect on its Connectivity business, financial condition and results of operations. The potential range of loss related to this matter cannot be determined and as a result, no reserve has been established.

We are subject to civil litigation involving allegations of copyright infringement, which could result in our having to pay damages. We may also be subject to additional similar litigation in the future.

On October 22, 2013, Arista Music, Sony Music Entertainment and certain parties believed to be related to the foregoing filed suit in the United States District Court for the Southern District of New York against In-flight Productions Ltd., or IFP, and one of its customers for copyright infringement and related claims and unspecified money damages. IFP is a direct subsidiary of AIA and an indirect subsidiary of Global Eagle. We intend to vigorously assert available defenses in connection with this matter; however, the outcome is inherently uncertain and, if adverse, could have a material adverse effect on our business, financial condition and results of operations. The potential range of loss related to this matter cannot be determined at this time. In addition to this matter, we may in the future be subject to additional similar civil litigation involving copyright infringement, which could result in injunctive relief or our having to pay damages.

The use of open source software in our Connectivity operating segment could limit our ability to commercialize our technology.

Open source software is software made widely and freely available to the public in human-readable source code form, usually with liberal rights to modify and improve such software. Some open source licenses require as a condition of use that proprietary software that is combined with licensed open source software and distributed must be released to the public in source code form and under the terms of the applicable open source license. Accordingly, and depending on the manner in which such licenses were interpreted and applied, we could face restrictions on our ability to commercialize certain of the products of our Connectivity operating segment and could be required to (i) release the source code of certain of our proprietary software to the public, including to competitors; (ii) seek licenses from third parties for replacement software; and/or (iii) re-engineer our software in order to continue offering our products. Such consequences could materially adversely affect our business.

The failure of our Connectivity operating segment’s equipment or material defects or errors in our software may damage our reputation or result in claims against us that exceed our insurance coverage, thereby requiring us to pay significant damages and impairing our ability to sell our connectivity service.

Our Connectivity operating segment’s products contain complex systems and components that could contain errors or defects, particularly when we incorporate new technology. If any of our connectivity products are defective, we could be required to redesign or recall those products or pay substantial damages or warranty claims. Such events could result in significant expenses, disrupt sales and affect our reputation and that of our products. If our Connectivity operating segment’s on-board equipment has a severe malfunction, or there is a problem with the equipment installation, which damages an airplane or impairs its on-board electronics or avionics, significant property loss and serious personal injury or death could result. Any such failure could expose us to substantial product liability claims or costly repair obligations. In particular, passenger jets operated by our airline customers are very costly to repair; therefore, the damages in any product liability claims could be material. Our insurance coverage may not be sufficient to fully cover the payment of any claims. A product recall or a product liability claim not covered by insurance could have a material adverse effect on our business, financial condition and results of operations. Further, we indemnify most of our airline customers for losses due to third-party claims and, in certain cases, the causes for such losses may include failure of our products.

The software underlying our connectivity services is inherently complex and may contain material defects or errors, particularly when the software is first introduced or when new versions or enhancements are released. We have from time to time found defects or errors in its software, and defects or errors in our existing software may be detected in the future. Any defects or errors, particularly those that cause interruptions to the availability of our connectivity services could result in:

•termination or failure to renew contracts by our airline customers;

•a reduction in sales or delay in market acceptance of our connectivity service;

•sales credits or refunds to our customers and airline customers;

•governmental compliance requirements regarding customer privacy rights;

•loss of existing customers and difficulty in attracting new customers;

•diversion of development resources;

•harm to our reputation and brand image;

•increased insurance costs; and

•claims for substantial damages.

The costs incurred in correcting any material defects or errors in our software may be substantial and could harm our results of operations.

Regulation by United States and foreign government agencies, such as the FAA, which regulates the civil aviation manufacturing and repair industries in the United States, and the FCC, which regulates the U.S. telecommunications industry, may increase our costs of providing service or require us to change our services.

Our Connectivity operating segment is subject to various governmental regulations, including those regulations promulgated by various federal, state and local regulatory agencies and legislative bodies where we do, or in the future may do, business. The U.S. government agency that has primary regulatory authority over our operations is the FAA. The commercial and private aviation industries, including civil aviation manufacturing and repair industries, are highly regulated by the FAA in the United States. FAA certification is required for all equipment that we install on commercial aircraft, and certain of our operating activities require that we obtain FAA certification as a parts manufacturer. FAA approvals required to operate our Connectivity operating segment include Supplemental Type Certificates, or STCs, and Parts Manufacturing Authority, or PMAs. Obtaining STCs and PMAs is an expensive and time-consuming process that requires significant focus and resources. Any inability to obtain, delay in obtaining, or change in, needed FAA certifications, authorizations, or approvals, could have an adverse effect on our ability to meet the installation commitments of our Connectivity operating segment, manufacture and sell parts for installation on aircraft, or expand our business and could, therefore, materially adversely affect our growth prospects, business and operating results. The FAA closely regulates many of our operations. If we fail to comply with the FAA’s many regulations and standards that apply to our activities, we could lose the FAA certifications, authorizations or other approvals on which the manufacturing, installation, maintenance, preventive maintenance and alteration capabilities of our Connectivity operating segment are based. In addition, from time to time, the FAA may adopt new regulations or amend existing regulations, such as recently promulgated regulations with respect to radome bird strike testing. The FAA could also change its policies regarding the delegation of inspection and certification responsibilities to private companies, which could adversely affect our business. To the extent that any such new regulations or amendments to existing regulations or policies apply to our activities, those new regulations or amendments to existing regulations would generally increase our costs of compliance.

In addition to the FAA, we are also subject to the rules and regulations of the Federal Communications Commission (“FCC”). As part of our authorization to commence providing satellite based Wi-Fi connectivity services to aircraft, we obtained a license from the FCC that obligates us to comply with various requirements specifically identified in that license and with the general rules and regulations promulgated by the FCC. In addition, we agreed to cooperate with law enforcement agencies of the U.S. government to address specific concerns regarding providing connectivity to aircraft over the United States. Also, as a broadband Internet provider, we must also comply with the Communications Assistance for Law Enforcement Act of 1994, or CALEA, and similar laws in other countries, which require communications carriers to ensure that their equipment, facilities and services can accommodate certain technical capabilities in executing authorized wiretapping and other electronic surveillance. Currently, our CALEA solutions are deployed in our U.S. network and Western European network, but we nevertheless could be subject to an enforcement action by the FCC, other telecommunications regulators or law enforcement agencies for any delays related to meeting any current or future CALEA or similarly mandated law enforcement related obligations. Such enforcement actions could subject us to fines, cease and desist orders or other penalties, all of which could adversely affect our business. Further, to the extent that the FCC adopts additional capability requirements applicable to broadband Internet providers, its decision may increase the costs that we must incur to comply with such regulations.

Adverse decisions or regulations of these regulatory bodies could negatively impact our operations and costs of doing business. We are unable to predict the scope, pace or financial impact of regulations and other policy changes that could be adopted by the various governmental entities that oversee portions of our business.

Regulation by foreign government agencies may increase our costs of providing service or require us to change our services.

Our Connectivity operating segment is subject to regulations promulgated by various regulatory agencies and legislative bodies in foreign jurisdictions where we do, or in the future may do, business. These foreign bodies may require us to obtain certifications for equipment that we install on commercial aircraft, and certain of our operating activities may require that we obtain foreign regulatory certifications as a parts manufacturer. Obtaining these certifications could be an expensive and time-consuming process requiring significant focus and resources. Any inability to obtain, delay in obtaining, or change in, needed certifications, authorizations, or approvals, could have an adverse effect on our ability to meet the installation commitments of our Connectivity operating segment, manufacture and sell parts for installation on aircraft, or expand our business and could, therefore, materially adversely affect our growth prospects, business and operating results. Many of our operations are subject to regulation by a number of foreign regulatory agencies in multiple foreign jurisdictions. If we fail to comply with the many foreign regulations and standards that apply to our activities, we could lose the foreign certifications, authorizations or other approvals on which the manufacturing, installation, maintenance, preventive maintenance and alteration capabilities of our Connectivity operating segment are based. In addition, from time to time, the foreign bodies that regulate our activities may adopt new regulations, amend existing regulations or change their policies, all of which could adversely affect our business. To the extent that any such new regulations or amendments to existing regulations or policies apply to our activities, those new regulations or amendments to existing regulations would generally increase our costs of compliance.

If government regulation of the Internet, including e-commerce or online video distribution, changes, we may need to change the way we conduct our Connectivity operating segment to a manner that incurs greater operating expenses, which could harm our results of operations.

The current legal environment for Internet communications, products and services is uncertain and subject to statutory, regulatory or interpretive change. Certain laws and regulations applicable to our Connectivity operating segment were adopted prior to the advent of the Internet and related technologies and often do not contemplate or address specific issues associated with those technologies. We cannot be certain that we, our vendors and media partners or our customers are currently in compliance with all applicable regulatory or other legal requirements in all of the countries in which our connectivity service is used. Our failure, or the failure of our vendors and media partners, customers and others with whom we transact business, to comply with existing or future legal or regulatory requirements could materially adversely affect our business, financial condition and results of operations. Regulators may disagree with our interpretations of existing laws or regulations or the applicability of existing laws or regulations to our business, and existing laws, regulations and interpretations may change in unexpected ways. For example, the FCC adopted regulations regarding net neutrality that, in certain situations, limit mobile broadband providers to “network management” techniques that are reasonable; however, the rules were struck down by the D.C. Circuit Court as outside the scope of the FCC’s regulatory authority. Although these rules are no longer in effect, the FCC has indicated it intends to implement similar network management limitations in the future, which, if deemed valid under the FCC’s authority, could adversely impact our ability to monitor and manage the network to optimize our users’ Internet experience.

We cannot be certain what positions regulators may take regarding our compliance with, or lack of compliance with, current and future legal and regulatory requirements or what positions regulators may take regarding any past or future actions that Row 44 has taken or we may take in any jurisdiction. Regulators may determine that we are not in compliance with legal and regulatory requirements, and impose penalties, or we may need to make changes to our connectivity system, which could be costly and difficult. Any of these events would adversely affect our operating results and financial condition.

Risks Related to Our Business and Industry

Our management has concluded that our disclosure controls are ineffective due to four material weaknesses in our internal control over financial reporting. If we are unable to establish and maintain effective disclosure controls and internal control over financial reporting, our ability to produce accurate financial statements on a timely basis could be impaired, and the market price of our securities may be negatively affected.

In connection with our year-end audit, our management conducted an assessment of our disclosure controls and procedures and our internal control over financial reporting and concluded that they were both ineffective, due to the existence of four material weaknesses in our internal controls over financial reporting, as described below. See Item 9A. Controls and Procedures. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected and corrected on a timely basis. In connection with the preparation of our financial statements for the year ended December 31, 2013, management identified the following material weaknesses in our internal control over financial reporting:
•

•	Timely and routine financial statement close/reporting process

We were unable to execute a timely financial close, nor were we able to properly accumulate certain analyses and reconciliations in a consistent and accurate manner, which resulted in errors in one or more accounts in the Company’s financial statements and footnotes, which we have subsequently corrected. Throughout the majority of 2013, we were unable to design and implement sufficient monitoring controls over the financial information received from our majority-owned foreign subsidiary, AIA, and its associated consolidation, and therefore the precision to which these controls were designed and the completeness and timeliness of communication from AIA foreign locations to our headquarters in the United States was not sufficient to prevent a potential material misstatement over the same time period. This lack of effective monitoring controls could have a material impact on our significant financial statement accounts during the year ended December 31, 2013.

•	Design, implementation and operating effectiveness of IT General Controls (ITGCs)

During 2013, we did not implement and maintain effective IT general controls (“ITGC’s”) over the general ledger systems and other related IT systems we used to process, accumulate and consolidate our accounting transactions. The general ledger systems that we used were not designed to implement and operate effective ITGCs. As a result, we were unable to properly implement and maintain effective controls intended to ensure that access to applications and data, and the ability to place program changes into production for such applications and data, were adequately restricted to appropriate internal personnel, due to the inherent deficiencies in some of these general ledger systems (namely QuickBooks and LucaNet), and to a lesser extent through other related IT systems. As a result, there is a reasonable possibility that a material misstatement within the classes of transactions dependent on the operation of ITGCs would not be prevented or detected on a timely basis. The ineffective design and operation of our ITGCs impacts all of our significant financial statement accounts.

•	Accounting for business combinations

When finalizing the preliminary purchase price allocation to the fair value of the assets and liabilities in connection with our acquisitions of AIA and PMG, we did not design adequate controls to review, analyze and test the application of the assumptions in financial information that we provided to our independent third party appraiser, and did not appropriately perform other key internal analyses on our opening balance sheet accounts including the deferred tax impacts on a timely basis,. As a result of these control design deficiencies, we recorded adjustments during the fiscal 2013 year-end financial close impacting goodwill, acquisition date tax balances and uncertain tax positions, identifiable intangibles and related amortization and accrued liabilities.

•	Accounting for income taxes

We were unable to design and maintain effective internal controls over the accuracy of our accounting for income taxes for our foreign subsidiaries. In particular, and given the number of acquisitions in 2013, the global nature of the AIA business, and the internal control deficiencies within AIA as described above, our processes, procedures and controls around the accounting for our income taxes did not provide adequate timely analysis of the nature, extent and amount of acquisition date tax balances and uncertain tax positions related to foreign entities acquired. This resulted in corrections to the 2013 balance sheet through net adjustments to goodwill and the income tax provision recorded during the fiscal 2013 year-end financial close.

For the steps we have taken to remediate these material weaknesses, see Item 9A. Controls and Procedures. We may need to expend significant financial resources to remediate these material weaknesses. Our assessment of internal control over financial reporting did not include the internal control over financial reporting of three businesses acquired during the year, AIA, PMG and IFES.

If we are unable to establish and maintain proper and effective disclosure controls and procedures and internal control over financial reporting, we may not be able to produce timely and accurate financial statements. If that were to happen, investors may lose confidence in the accuracy and completeness of our financial reports, the market price of our securities could decline, and we could be subject to sanctions or investigations by NASDAQ, the SEC or other regulatory authorities.

Our business is highly dependent on the airline industry, which itself is affected by many events that are beyond the control of the airlines. The highly competitive nature of the airline industry makes it extremely sensitive to economic conditions, both domestically and internationally.

Our business is directly affected by the number of passengers flying on commercial airlines, the financial condition of these airlines and related economic conditions and the general availability of air travel around the world. If consumer demand for air travel declines, or the number of aircraft and flights shrink, or air travel is severely disrupted in a key operating area, the number of passengers available to use our in-flight services and enjoy our delivered content will be reduced, which will have a material adverse effect on our financial condition and prospects. High unemployment rates, reduced consumer and business spending, recessionary conditions in the United States or Europe and terrorism are among the general economic and social conditions that adversely affect the airline industry. A general reduction or shift in discretionary spending can result in decreased demand for leisure and business travel and lead to a reduction in the number of airline flights offered, the number of passengers flying and the willingness of airlines to commit to spending funds on items such as our in-flight connectivity system. Each of our airline customers operates in an intensely competitive environment and constantly faces pressure on in-

flight offerings and pricing of all aspects of air travel. These uncertain and, at times, unfavorable financial circumstances in the air travel industry could cause one or more of our commercial airline customers to reduce expenditures on passenger services, including the deployment of our in-flight connectivity system or content, which could have a material adverse effect on our business prospects and financial condition.

If the benefits of any acquisition that we or any of our wholly- or partially-owned subsidiaries consummate do not meet the expectations of the marketplace, investors, financial analysts or industry analysts, our financial condition may be negatively affected and the market price of our securities may decline.

On July 10, 2013, we completed our acquisition of PMG. Additionally, and on October 18, 2013, we acquired IFES. We may not realize the expected benefits of one or both of these acquisitions, or any other acquisition that we may consummate in the future as rapidly as, or to the extent anticipated by, the marketplace, investors, financial analysts or industry analysts. Any such failure may have a significant negative effect on our financial condition, results of operations and stock price

Subsequent to the consummation of any acquisition that we may consummate, we may be required to take write-downs or write-offs, restructuring and impairment or other charges that may have a negative effect on our financial condition and the market price of our securities.

Although we conducted due diligence in connection with the acquisitions of IFES and PMG, we cannot assure you that this diligence revealed all material issues that may be present in IFES’s or PMG’s business, that it would be possible to uncover all material issues through a customary amount of due diligence, or that factors outside of our control will not later arise. As a result, we may be forced to later write down or write off assets, restructure operations, or incur impairment or other charges that could result in losses. Even if the due diligence that we conducted in connection with acquisitions that we have already consummated or that we consummate in the future successfully identifies certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with our preliminary risk analysis. Even though these charges may be non-cash items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our securities. Any such write-downs, write-offs, restructuring or charges could have a significant negative effect on our financial condition, results of operations and stock price.

Additional businesses or technologies we acquire could prove difficult to integrate, disrupt our ongoing business, dilute stockholder value or have an adverse effect on our results of operations.

In addition to the recent acquisitions that we have consummated, we may engage in further acquisitions of businesses or technologies to augment our growth. Acquisitions involve challenges and risks in negotiation, execution, valuation and integration. Moreover, we may not be able to find suitable acquisition opportunities on terms that are acceptable to us. Even if successfully negotiated, closed and integrated, certain acquisitions may not advance our business strategy, may fall short of expected return-on-investment targets or may fail. In addition to the risks described above, any future acquisition could involve numerous additional risks, including:
•potential disruption of our ongoing business and distraction of management;

•difficulty integrating the operations and products of the acquired business;

•use of cash to fund the acquisition or for unanticipated expenses;

•limited market experience in new businesses;

•exposure to unknown liabilities, including litigation against the companies that we acquire;

•additional costs due to differences in culture, geographical locations and duplication of key talent;

•delays associated with or resources being devoted to regulatory review and approval;

•acquisition-related accounting charges affecting our balance sheet and operations;

•difficulty integrating the financial results of the acquired business in our consolidated financial statements;

•controls in the acquired business;

•potential impairment of goodwill;

•dilution to our current stockholders from the issuance of equity securities; and

•potential loss of key employees or customers of the acquired company.

In the event that we enter into any acquisition agreements, closing of the transactions could be delayed or prevented by regulatory approval requirements, including antitrust review, or other conditions. We may not be successful in addressing these risks or any other problems encountered in connection with any attempted acquisitions, and we could assume the economic risks of such failed or unsuccessful acquisitions.

We may be subject to litigation in connection with our plan to acquire the remaining 6% of the shares of AIA

In July 2013, we commenced a process under German law to acquire the remaining 6% of the shares of AIA. In February 2014, we obtained a successful vote to accomplish the purchase of the remaining shares, and we expect to complete the acquisition in the first half of 2014. We may be subject to claims of former stockholders of AIA that the price we paid for their shares of AIA was too low. If former stockholders of AIA commence legal claims against us, we may be required to incur significant expenses defending these claims, which could have a material impact on our financial condition.
The failure to implement, as well as the completion and impact of, our reorganization of AIA, PMG and IFES could adversely affect our business.
We plan to undertake in 2014 certain corporate realignment and integration efforts in connection with our Content operating segment in order to streamline/improve operating procedures and generate synergies with AIA, PMG and IFES. We expect these corporate realignment activities will involve changes to many aspects of our Content operating segment and will involve complex legal- and tax-related matters. As a result, we may incur substantial costs and expend considerable resources in connection with these activities, which could distract our management negatively impact our results of operations. In addition, these efforts could disrupt our financial close and accounting reporting processes and could result in our discovery of previously unknown tax or other liabilities. We cannot assure you that we will be able to successfully implement this reorganization, which could mean that the costs incurred and resources expended in connection with the reorganization may not yield the results that we anticipate. Even if we do successfully implement the reorganization, we may not realize the benefits that we anticipate from these efforts. We cannot assure you that the reorganization will result in cost savings or will materially increase our profitability. Even if the reorganization generates the benefits that we have anticipated, there may be other unforeseeable and unintended factors or consequences that occur as a result of the reorganization, which could adversely impact our profitability and our business.

A future act or threat of terrorism or other events could result in a prohibition on the use of Wi-Fi enabled devices on aircraft.

A future act of terrorism, the threat of such acts or other airline accidents could have an adverse effect on the airline industry. In the event of a terrorist attack, terrorist threats or unrelated airline accidents, the industry would likely experience significantly reduced passenger demand. The U.S. federal government could respond to such events by prohibiting the use of Wi-Fi enabled devices on aircraft, which would eliminate demand for our in-flight equipment and services. In addition, any association or perceived association between our equipment or services and accidents involving aircraft on which our equipment or services operate would likely have an adverse effect on demand for our services. Reduced demand for our products and services would adversely affect our business prospects, financial condition and results of operations.

We may not be able to grow our business with our current airline customers or successfully secure new airline customers in the future, on favorable terms or at all.

We are currently in negotiations and discussions to provide our services to a number of commercial airlines around the world, and we are constantly in negotiations and discussions with existing airline customers and potential new airline customers to either maintain or expand an existing contract or win a new contract. Negotiations with airline customers require a substantial amount of time, energy and resources, and there can be no assurance that we will be successful in maintaining existing customers or winning new customers. If any of our current airline customers or potential new airline customers do not view our product and service offerings as high-quality or cost-effective, or if we do not keep pace with innovation, our current and potential customers may choose to do business with our competitors. Unreliable service levels, uncompetitive pricing, lack of availability, security risk and lack of related features of our equipment and services are some of the factors that may adversely impact our ability to retain existing customers and partners and attract new and repeat customers. If consumers are able to satisfy their in-flight entertainment needs through activities other than broadband Internet access, at no or lower cost, they may not perceive value in our products and services.

Additionally, the terms of any future agreements with existing or new airline customers may be less favorable than the current agreements. We may ultimately fail in entering into agreements with additional commercial airlines on competitive terms, and that failure could harm our results of operations due to a diversion of resources, the actual costs of pursuing these opportunities and the inability to deploy committed satellite transponder space segments to additional airlines. To the extent that we are unable to secure new airline customers or that any of our future agreements with existing or new customers are not as favorable as our existing arrangements, our growth and financial prospects would be materially and adversely affected.

Increased costs and other demands associated with the growth of our business could impact our ability to achieve profitability over the long term and could strain our personnel, technology and infrastructure resources.

Anticipated future growth, including growth related to the broadening of our service offerings and international expansion of our business into new markets, could require the outlay of significant operating and capital expenditures and could place strains on our personnel, technology and infrastructure. Our success will depend, in part, upon our ability to contain costs with respect to growth opportunities. To successfully manage the expected growth of our operations in a timely and cost-effective manner, we will need to continue to improve our operational, financial, technological and management controls and our reporting systems and procedures. In addition, as we continue to grow, we must effectively integrate, develop and motivate a large number of new employees and must maintain the beneficial aspects of our corporate culture. If we fail to successfully manage the growth of our business, it could adversely affect our financial condition and results of operations.

Competition from a number of companies could result in price reduction, reduced revenue and a loss of market share, all of which could harm our results of operations.

In-flight entertainment is undergoing a sea change driven, first and foremost, by technical innovations. We face competition from land-based providers of broadband Wi-Fi services to commercial airlines and from other satellite-based broadband providers of Internet connectivity, live television, video on-demand services and content. In recent years, a number of new vendors have emerged with new technologies and new approaches, especially for the hardware systems that are built into aircraft. Competition from such providers has affected the prospects of our business and will continue to do so in the future, especially given the fact that there are a limited number of commercial airlines around the world. Some of our competitors are larger, more diversified companies with greater financial, marketing, production and research and development resources. As a result, these competitors may be better positioned to withstand the effects of periodic economic downturns, especially those that continue for extended periods of time. Competition within the in-flight broadband Internet access and in-cabin entertainment markets may also subject us to downward pricing pressures on our service and product offerings. Competition will likely increase our sales and marketing expenses and related customer acquisition costs. We may not have the liquidity, financial resources, technical expertise or marketing and support capabilities to compete successfully. Our failure to respond to established and new competitors could have a material adverse effect on our business and results of operations.

We may fail to recruit, train and retain the highly skilled employees that are necessary to remain competitive and execute the growth strategy of our business. The loss of one or more of our key personnel could harm our business.

Competition for key technical personnel in high-technology industries is intense. We believe that the future success of our business depends in large part on our continued ability to hire, train, retain and leverage the skills of qualified engineers and other highly skilled personnel needed to maintain and grow our satellite based broadband connectivity network and our Content operating segment. We may not be as successful as our competitors at recruiting, training, retaining and utilizing these highly skilled personnel. In particular, we may have more difficulty attracting or retaining highly skilled personnel during periods of poor operating performance. In addition, because of the widespread geographical locations of our business, we have a risk of migration of employees and poor retention rate. We may also encounter challenges in complying with foreign employment laws and regulations in our many international locations. Any failure to recruit, train and retain highly skilled employees or any failure to comply with applicable foreign employment laws and regulations could negatively impact our business and results of operations.

Our business depends on the continued service and performance of key personnel. Such individuals have acquired specialized knowledge and skills with respect to our segments and their operations. As a result, if any of these individuals were to leave, we could face substantial difficulty in hiring qualified successors and could experience a loss of productivity while any such successor obtains the necessary training and expertise. We do not maintain key man insurance on any of our officers or key employees. In addition, much of our key technology and systems are custom-made for our business by our personnel. The loss of key personnel, including key members of our management team, as well as certain of our key marketing or technology personnel, could disrupt our operations and have an adverse effect on our ability to grow our business.

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

Our management team may invest or spend the proceeds of any financing that we complete in ways with which you may not agree or in ways which may not yield a significant return.

We have consummated two recent public offerings of our stock, resulting in aggregate proceeds, before expenses, to us of approximately $204.3 million. Our management has broad discretion over the use of proceeds from these offerings and will have broad discretion over the use of proceeds from any financing that we may complete in the future. We cannot guarantee that the net proceeds from any financing that we have completed or will complete in the future will be used for corporate purposes that increase our operating results or enhance the value of our common stock.

Risks Related to Our Securities

Concentration of ownership may have the effect of delaying or preventing a change in control.

As of March 1, 2014, PAR beneficially owned approximately 17.6% and Harry E. Sloan beneficially owned approximately 14.2% of our outstanding shares of common stock with voting power. These percentages exclude 3,053,634 shares of our common stock issued pursuant to the Row 44 Merger to AIA, which became our majority-owned subsidiary after the consummation of the Business Combination, and which shares therefore are not considered outstanding. As a result, these stockholders, if acting together, have the ability to influence the outcome of corporate actions of the Company requiring stockholder approval. This concentration of ownership may have the effect of delaying or preventing a change in control and might adversely affect the market price of our common stock.

Future sales of our common stock may cause the market price of our securities to drop significantly, even if our business is doing well.

In connection with our public offering of common stock completed in December 2013, our directors and officers and certain of our significant stockholders, including PAR and Putnam, entered into lock-up agreements that expired on March 24, 2014 , unless extended pursuant to the terms of such lock-up agreements. Upon the expiration of the lock-up period, these stockholders will have the ability to sell large amounts of our stock in the open market or in privately negotiated transactions, which could have the effect of increasing the volatility in our stock price or putting significant downward pressure on the price of our stock.

The market price of our securities may be volatile and may decline as a result of a number of factors, some of which are beyond our control.

The trading price of our securities could be volatile and subject to wide fluctuations in response to various factors, some of which are beyond our control. Any of the factors listed below could have a material adverse effect on an investment in our securities, and our securities may trade at prices significantly below the price that you paid for them. In such circumstances, the trading price of our securities may not recover and may experience a further decline.

Factors affecting the trading price of our securities may include:

•actual or anticipated fluctuations in our quarterly financial results or the quarterly financial results of companies perceived to be similar to us;

•changes in the market’s expectations about our operating results;

•success of competitors;

•our operating results failing to meet the expectation of securities analysts or investors in a particular period;

•changes in financial estimates and recommendations by securities analysts concerning the Company, the market for in-flight entertainment, the airline industry, or the travel market in general;

•operating and stock price performance of other companies that investors deem comparable to us;

•our ability to market new and enhanced products on a timely basis;

•changes in laws and regulations affecting our business or our industry;

•commencement of, or involvement in, litigation involving the Company;

•changes in our capital structure, such as future issuances of securities or the incurrence of additional debt;

•the volume of shares of our common stock available for public sale;

•any major change in our board or management;

•sales of substantial amounts of common stock by our directors, executive officers or significant stockholders or the perception that such sales could occur; and

•general economic and political conditions such as recessions, interest rates, fuel prices, international currency fluctuations and acts of war or terrorism.

Broad market and industry factors may materially harm the market price of our securities irrespective of our operating performance. The stock market in general, and Nasdaq in particular, have experienced price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of the particular companies affected. The trading prices and valuations of these stocks, and of our securities, may not be predictable. A loss of investor confidence in the market for retail stocks or the stocks of other companies which investors perceive to be similar to us could depress our stock price regardless of our business, prospects, financial conditions or results of operations. A decline in the market price of our securities also could adversely affect our ability to issue additional securities and our ability to obtain additional financing in the future.

Warrants currently exercisable for our common stock could significantly increase the number of shares eligible for future resale in the public market and result in dilution to our stockholders.

Outstanding warrants purchasing an aggregate of 15,571,050 shares of our common stock are exercisable for a like number of shares of our common stock. The exercise price of these warrants is $11.50 per share. To the extent that such warrants are exercised, additional shares of our common stock will be issued, which will result in dilution to the holders of common stock of the Company and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market could adversely affect the market price of our common stock.

We may redeem your unexpired warrants prior to their exercise at a time that is disadvantageous to warrant holders, thereby making your warrants worthless.

We have the ability to redeem outstanding warrants at any time prior to their expiration, at a price of $0.01 per warrant, provided that the last reported sales price of the common stock equals or exceeds $17.50 per share for any 20 trading days within a 30 trading-day period ending on the third trading day prior to proper notice of such redemption, provided that on the date we give notice of redemption and during the entire period thereafter until the time that we redeem the warrants, we have an effective registration statement under the Securities Act covering the shares of common stock issuable upon exercise of the warrants and a current prospectus relating to them is available. A registration statement covering the shares of common stock issuable upon exercise of the warrants was declared effective by the SEC on August 22, 2013. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. Redemption of the outstanding warrants could force you (i) to exercise your warrants and pay the exercise price therefor at a time when it may be disadvantageous for you to do so, (ii) to sell your warrants at the then-current market price when you might otherwise wish to hold your warrants or (iii) to accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, is likely to be substantially less than the market value of your warrants. None of the Sponsor Warrants will be redeemable by us so long as they are held by members of the Sponsor or its permitted transferees.

We may amend the terms of our outstanding warrants in a manner that may be adverse to holders with the approval by the holders of at least 65% of the then outstanding warrants sold as part of the units in our initial public offering.

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

If securities or industry analysts cease publishing research or reports about the Company, our business, or our market, or if they change their recommendations regarding our common stock adversely, the price and trading volume of our common stock could decline.

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

Our second amended and restated certificate of incorporation and bylaws contain provisions that could have the effect of delaying or preventing changes in control or changes in our management without the consent of our board of directors. These provisions include:

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

•	a prohibition on stockholder action by written consent, which forces stockholder action to be taken at an annual or special meeting of our stockholders;

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

•
advance notice procedures that stockholders must comply with in order to nominate candidates to our board of directors or to propose matters to be acted upon at a stockholders’ meeting, which may discourage or deter a potential acquirer from conducting a solicitation of proxies to elect the acquirer’s own slate of directors or otherwise attempting to obtain control of the Company.

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

We may issue additional equity or convertible debt securities in the future, which may result in additional dilution to investors.

During the fiscal year ended December 31, 2013, we issued 44,899,018 shares of our capital stock in connection with the Business Combination, 16,225,206 shares of our common stock in connection with certain equity financings, 898,082 shares of our common stock in exchange for outstanding warrants, as well as additional shares of common stock pursuant to awards made under our equity incentive plan.  As a result of these issuances, there was dilution to our then existing shareholders. In addition, to the extent that we need to raise additional capital in the future and we issue additional shares of common stock or securities convertible or exchangeable for our common stock, our then existing stockholders may experience dilution and the new securities may have rights senior to those of our common stock offered.

Lack of dividends may make our stock less attractive as an investment.

We intend to retain all future earnings for use in the development of our business. We do not anticipate paying any cash dividends on our stock in the foreseeable future. Accordingly, our stockholders may have to sell some or all of their common stock in order to generate cash flow from their investment. Our stockholders may not receive a gain on their investment when they sell their common stock and may lose some or the entire amount of their investment. In addition, stocks that pay regular dividends command higher market trading prices, and so our stock price may be lower as a result of our dividend policy. Any determination to pay dividends in the future will be at the discretion of our board of directors and will depend upon our financial condition, operating results, contractual restrictions, restrictions imposed by applicable law and other factors that our board of directors deems relevant.

Our ability to raise capital in the future may be limited.

Our business and operations may consume resources faster than we anticipate. In the future, we may need to raise additional funds through the issuance of new equity securities, debt or a combination of both. Additional financing may not be available on favorable terms, or at all. If adequate funds are not available on acceptable terms, we may be unable to fund our capital requirements. If we issue new debt securities, the debt holders would have rights senior to stockholders to make claims on our assets, and the terms of any debt could restrict our operations, including our ability to pay dividends on our common stock. If we issue additional equity securities, existing stockholders will experience dilution, and the new equity securities could have rights senior to those of our common stock. Because our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings. Thus, our stockholders bear the risk of our future securities offerings reducing the market price of our common stock and diluting their interest.

We are able to issue shares of preferred stock with greater rights than our common stock.

Our second amended and restated certificate of incorporation authorizes our board of directors to issue one or more series of preferred stock and set the terms of the preferred stock without seeking any further approval from our shareholders. Any preferred stock that is issued may rank ahead of our common stock in terms of dividends, liquidation rights or voting rights. If we issue preferred stock, it may adversely affect the market price of our common stock.

We may issue additional equity or convertible debt securities in the future, which may result in additional dilution to investors.

During the fiscal year ended December 31, 2013, we issued an aggregate of 44,899,018 shares of our capital stock in connection with the Business Combination, 16,225,206 shares of our common stock in connection with certain equity financings, 898,082 shares of our common stock in exchange for outstanding warrants, as well as additional shares of common stock pursuant to awards made under our equity incentive plan.  As a result of these issuances, there was dilution to our then existing shareholders.  In addition, to the extent that we need to raise additional capital in the future and we issue additional shares of common stock or securities convertible or exchangeable for our common stock, our then existing stockholders may experience dilution and the new securities may have rights senior to those of our common stock offered.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not Applicable

ITEM 2. PROPERTIES

Our principal properties at December 31, 2013 include:

Location	Property / Approximate Size	Use and Term	Function
Westlake Village, CA, USA	Building (6,880 square feet)	Leased office; termination date: 12/31/15	Corporate/Connectivity services
Marina Del Rey, CA, USA	Building Suite #210 (4,350 square feet)	Leased office; termination date: 5/17/17	Corporate/Content services
Marina Del Rey, CA, USA	Building Suite #300/305 (4,714 square feet)	Leased office; termination date: 5/3/17	Corporate/Content services
Marina Del Rey, CA, USA	Building Suite #205 (4,714 square feet)	Leased office; termination date: 5/1/15	Corporate/Content services
Lombard, Ill, USA	Building (10,195 square feet)	Leased office; termination date: 5/17/17	Connectivity R&D
Las Vegas, NV, USA	Building (3,781 square feet)	Leased office; termination date: 6/30/16	Connectivity services
Camarillo, CA USA	Hanger	Leased plane hanger; termination date: 7/31/14	Connectivity R&D and operations

Lake Forest, CA, USA	Building (2,192 square feet)	Leased office; termination date: 3/19/17	Content technical lab
Lake Forest, CA, USA	Building (2,395 square feet)	Leased office; termination date: 11/1/14	Content technical lab
Montreal, Canada	Building (20,347 square feet)	Leased office; termination date: 12/31/14	Content services
Los Angeles, CA, USA	Building (10,000 square feet)	Leased office; termination date: 6/15/16	Content services
North Point, Hong Kong	Building (5,213 square feet)	Leased office; termination date: 6/30/15	Content services
Munich, Germany	Building (6,074 square feet)	Leased office; termination date: 8/31/14	Corporate
Amsterdam, Netherlands	Building (850 square feet)	Leased office; termination date: 12/31/15	Content services
Auckland, New Zealand	Building (2,950 square feet)	Leased office; termination date: 4/30/14	Content services
Singapore, Southeast Asia	Building (7,100 square feet)	Leased office; termination date: 7/8/14	Content services
Dubai Media City, Dubai, United Arab Emirates	Building (773 square feet)	Leased office; termination date: 10/14/14	Content services
Dubai Media City, Dubai, United Arab Emirates	Building (1,543 square feet)	Leased office; termination date: 10/31/14	Content services
Mumbai, India	Building (3,300 square feet)	Leased office; termination date: 3/31/15	Content services
Duisberg, Germany	Building (4,704 square feet)	Leased office; termination date: 1/31/15	Content services
London, United Kingdom	Building (14,500 square feet)	Leased office; termination date: 3/24/16	Content services
Banbury, UK	Building (1,150 square feet)	Leased office; termination date: 12/31/14	Content services
Moscow, Russia	Building (500 square feet)	Leased office; termination date: 12/31/14	Connectivity operations
Irvine, CA, USA	Building (22,000 square feet)	Leased office; termination date 6/30/20	Content technical lab
Chicago, Ill, USA	Building (3.535 square feet)	Leased office; termination date: 10/31/14	Content services
Santa Ana, CA	Building (4,000 square feet)	Leased office; termination date: 12/31/14	Content services
Burbank, CA	Building (1,100 square feet)	Leased office; termination date: 12/31/14	Content services
Vaughan, Ontario, Canada	Building (10,200 square feet)	Leased office; termination date: 12/31/17	Content services
Montreal, Canada	Building (700 square feet)	Leased office; termination date: 7/31/16	Content services
Manchester, United Kingdom	Building (13533 square feet)	Owned Building mortgage to be paid off in 2032	Content services
Singapore, Southeast Asia	Building (350 square feet	Leased office; termination date: 2/28/14	Content services
Madrid, Spain	Building (2,435 square feet)	Leased office; termination date: 1/31/14	Content services
Lake Forest, CA, USA	Building (14,510 square feet)	Leased office; termination date: 6/30/15	Content services

ITEM 3. LEGAL PROCEEDINGS

Certain legal proceedings in which we are involved are discussed in Note 9. Commitments and Contingencies, to the consolidated financial statements included in Item 15. Exhibits and Financial Statement Schedules, and are incorporated herein by reference.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is traded on the NASDAQ Capital Market (“NASDAQ”) under the symbol “ENT”. There is no public market for our shares of non-voting common stock. Prior to February 1, 2013, our common stock traded on NASDAQ under the symbol “EAGL”.

The following table sets forth, for the period indicated and on a per-share basis, the high and low sale prices of our common stock as reported by NASDAQ.

Year Ended December 31, 2013	High	Low
Quarter ended December 31, 2013	$16.30	$8.51
Quarter ended September 30, 2013	$11.49	$7.82
Quarter ended June 30, 2013	$10.49	$7.96
February 1 - March 31, 2013 (ENT)	$10.23	$8.11
January 1 - January 31 (EAGL)	$10.44	$9.83

Year Ended December 31, 2012	High	Low
Quarter ended December 31, 2012	$10.23	$9.80
Quarter ended September 30, 2012	$10.27	$9.77
Quarter ended June 30, 2012	$9.78	$9.69
Quarter ended March 31, 2012	$9.76	$9.52

Holders of Record

As of March 25, 2014, there were 52,863,455 shares of our common stock outstanding, which were held by approximately 82 stockholders of record. As of March 25, 2014, there were 19,118,233 shares of non-voting common stock outstanding, which were held by one holder of record. The number of holders of record does not include a substantially greater number of "street name" holders or beneficial holders of our common stock whose shares are held of record by banks, brokers and other financial institutions.

Dividend Policy

We have never declared or paid cash dividends on our common stock. We currently do not anticipate paying any cash dividends in the foreseeable future. Instead, we anticipate that all of our earnings on our common stock will be used to provide working capital, to support our operations and to finance the growth and development of our business. Any future determination to declare cash dividends will be made at the discretion of our board of directors and will depend on our financial condition, results of operations, capital requirements, general business conditions and other factors that our board of directors may deem relevant.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table reflects our repurchases of our common stock during the three months ended December 31, 2013:

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that May Yet be Purchased under the Plan
October 1 - October 31				$—	$—
November 1 - November 30
December 1 to December 31	8,387	(a)	14.55	—
	8,387		$14.55	$—	$—

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

Recent Sales of Unregistered Securities

On December 11 and December 16, 2013, pursuant to warrant purchase agreements entered into between the Company and certain of its security holders, the Company issued an aggregate of 243,959 shares of its common stock in exchange for an aggregate of 761,150 warrants, each exercisable for shares of common stock of the Company at an exercise price of $11.50 per share. The exchanges were exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 3(a)(9) thereunder based on the fact that the shares of Global Eagle common stock were exchanged by the Company with the Company’s existing security holders exclusively, and no commission or other remuneration was paid or given directly or indirectly for soliciting such exchange.

ITEM 6. SELECTED FINANCIAL DATA

Since Row 44 was the accounting acquirer in the Business Combination, the presented financial information for the years ended December 31, 2009, 2010, 2011 and 2012 reflects the financial information and activities only of Row 44. The presented financial information for the year ended December 31, 2013 includes the financial information and activities of Row 44 for the period January 1, 2013 to December 31, 2013 (365 days) as well as the financial information and activities of the Company and AIA for the period January 31, 2013 to December 31, 2013 (335 days), PMG for the period July 10, 2013 to December 31, 2013 (174 days) and IFES for the period October 18, 2013 to December 31, 2013 (74 days).

The consolidated statements of operations data for the years ended December 31, 2011, 2012 and 2013, and the consolidated balance sheet data as of December 31, 2012 and 2013, are derived from our audited consolidated financial statements included in Item 15. Exhibits and Financial Statement Schedules. The consolidated statements of operations data for the years ended December 31, 2009 and 2010 as well as the consolidated balance sheet data as of December 31, 2009, 2010 and 2011 are derived from audited consolidated financial statements of Row 44 not included in this Annual Report on Form 10-K. In conjunction with the Business combination on January 31, 2013, outstanding shares of Row 44 par value $0.0001 common stock were converted into Global Eagle par value $0.0001 common stock. As Row 44 was deemed the accounting acquirer in the Business Combination, the historical financial information for the years ended December 31, 2012 and 2011 reflects the financial information and activities only of Row 44 as the predecessor entity. The historical equity of Row 44 has been retroactively adjusted to reflect the equity structure of GEAC, using the respective exchange ratios established in the Business Combination, which reflects the number of shares GEAC issued to equity holders of Row 44 at the Business Combination date. The retroactive revision of Row 44’s equity as of January 1, 2009 includes Row 44’s redeemable preferred stock, certain vested warrants and stock options had they been converted as of January 1, 2009, which is consistent with the terms of the transaction. Accordingly, all common and preferred shares and per share amounts for all periods presented in these consolidated financial statements and notes thereto have been adjusted retrospectively, where applicable, to reflect the respective exchange ratios established in the Business Combination. For details on the Row 44 share conversion to Global Eagle common stock, refer to the Company’s definitive proxy statement on Schedule 14A filed with the SEC on January 17, 2013.

The historical results presented below are not necessarily indicative of financial results to be achieved in future periods, and certain prior year amounts have been reclassified to conform to the current year presentation. The following selected consolidated financial data should be read in conjunction with Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and our consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K (in thousands):

	Year ended December 31,
	2013	2012	2011	2010	2009
Revenue	$259,723	$69,210	$33,637	$14,588	$347
Operating expenses:
Cost of sales	197,938	76,897	35,947	17,814	6,178
Sales and marketing expenses	10,330	3,935	3,129	1,573	802
Product development	9,068	2,646	3,392	4,529	2,597
General and administrative	70,629	14,534	9,552	6,038	5,976
Amortization of intangible assets	17,281	34	25	24	25
Total operating expenses	305,246	98,046	52,045	29,978	15,578
Loss from operations	(45,524)	(28,836)	(18,408)	(15,390)	(15,231)
Other income (expense):
Interest income (expense), net	(2,417)	(10,368)	(233)	—	(11,619)
Change in value of derivative financial instruments	(63,961)	(3,576)	—	—	—
Other income (expense)	(1,000)	(23)	(60)	(3,667)	(23)
Total other income (expense)	(67,378)	(13,967)	(293)	(3,667)	(11,642)
Loss before income taxes	(112,902)	(42,803)	(18,701)	(19,057)	(26,873)
Income tax expense	(1,839)	—	—	—	—
Net loss	(114,741)	(42,803)	(18,701)	(19,057)	(26,873)
Non-controlling Interest	(290)	—	—	—
Net loss attributable to common stockholders	$(115,031)	$(42,803)	$(18,701)	$(19,057)	$(26,873)
Net loss attributable to common stock per share - basic and diluted. (1)	$(2.17)	$(2.24)	$(1.35)	$(1.50)	$(2.11)
Weighted average number of common shares outstanding - basic and diluted (1), (3)	53,061	19,148	13,883	12,736	12,736

	Year ended December 31,
Consolidated Balance Sheet Data:	2013	2012	2011	2010	2009
Cash and cash equivalents and marketable securities	$258,796	$2,088	$8,810	$3,489	$105
Working capital	176,124	(3,799)	(11,654)	15,140	(21,781)
Total assets	578,883	29,437	23,931	18,491	5,583
Long term liabilities	38,424	3,111	2,703	2,257	1,710
Total stockholders' equity (deficit)	$356,184	$1,417	$(9,147)	$6,797	$(20,985)

(1)
Basic income (loss) per share is computed by dividing the net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding during the period. For all periods presented, all potentially dilutive common shares comprising of stock options and warrants are antidilutive.

(2)	The Company completed three business acquisitions during the year ended December 31, 2013.

(3)
On January 31, 2013 and in conjunction with the Business Combination, Row 44 common stock $0.0001 par value was converted into Global Eagle Entertainment Inc. common stock par value $0.0001. Immediately prior to the Business Combination, Row 44’s proportional adjustment to the existing conversion ratios for each series of preferred stock outstanding was effected in January 2009. Accordingly, all share and per share amounts for all periods presented have been adjusted retrospectively, where applicable, to reflect the stock conversion retrospectively to January 1, 2009.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Note Regarding Forward-Looking Statements

We make forward-looking statements in this Annual Report on Form 10-K and the documents incorporated by reference herein within the meaning of the Securities Litigation Reform Act of 1995. These forward-looking statements relate to expectations or forecasts for future events, including without limitation our earnings, revenues, expenses or other future financial or business performance or strategies, or the impact of legal or regulatory matters on our business, results of operations or financial condition. These statements may be preceded by, followed by or include the words “may,” “might,” “will,” “will likely result,” “should,” “estimate,” “plan,” “project,” “forecast,” “intend,” “expect,” “anticipate,” “believe,” “seek,” “continue,” “target” or similar expressions. These forward-looking statements are based on information available to us as of the date of this Annual Report on Form 10-K and on our current expectations, forecasts and assumptions, and involve substantial risks and uncertainties. Actual results may vary materially from those expressed or implied by the forward looking statements herein due to a variety of factors, including: our ability to integrate our recently acquired businesses, the ability of the combined business to grow, including through acquisitions which we are able to successfully integrate, and the ability of our executive officers to manage growth profitably; the ability of our customer Southwest Airlines to maintain a sponsor for its “TV Flies Free” offering and our ability to replicate this model through other sponsorship alliances; the outcome of any legal proceedings pending or that may be instituted against us, Row 44, AIA, PMG or IFES; changes in laws or regulations that apply to us or our industry; our ability to recognize and timely implement future technologies in the satellite connectivity space, including Ka-band system development and deployment; our ability to deliver end-to-end network performance sufficient to meet increasing airline customer and passenger demand; our ability to obtain and maintain international authorizations to operate our service over the airspace of foreign jurisdictions our customers utilize; our ability to expand our service offerings and deliver on our service roadmap; our ability to timely and cost-effectively identify and license television and media content that passengers will purchase; general economic and technological circumstances in the satellite transponder market, including access to transponder space in capacity limited regions and successful launch of replacement transponder capacity where applicable; our ability to obtain and maintain licenses for content used on legacy installed in-flight entertainment systems; the loss of, or failure to realize benefits from, agreements with our airline partners; the loss of relationships with original equipment manufacturers or dealers; unfavorable economic conditions in the airline industry and economy as a whole; our ability to expand our domestic or international operations, including our ability to grow our business with current and potential future airline partners or successfully partner with satellite service providers, including Hughes Network Systems; our reliance on third-party satellite service providers and equipment and other suppliers, including single source providers and suppliers; the effects of service interruptions or delays, technology failures, material defects or errors in our software, damage to our equipment or geopolitical restrictions; the limited operating history of our connectivity and in-flight television and media products; costs associated with defending pending or future intellectual property infringement actions and other litigation or claims; increases in our projected capital expenditures due to, among other things, unexpected costs incurred in connection with the roll out of our technology roadmap or our international plan of expansion; fluctuation in our operating results; the demand for in-flight broadband Internet access services and market acceptance for our products and services; and other risks and uncertainties set forth herein. We do not undertake any obligation to update forward-looking statements as a result of as a result of new information, future events or developments or otherwise.

The following discussion and analysis of our business and results of operations for the twelve months ended December 31, 2013, and our financial conditions at that date, should be read in conjunction with the financial statements and the notes thereto included in Item 15. Exhibits and Financial Statement Schedules. As used herein, "Global Eagle Entertainment," "GEE," "the Company," "our," "we," or "us" and similar terms include Global Eagle Entertainment Inc. and its subsidiaries, unless the context indicates otherwise.

Overview of the Company

We are a leading full service provider of connectivity and content to the worldwide airline industry. Our principal operations and decision-making functions are located in North America and Europe. We manage and report our businesses in two operating segments: Connectivity and Content. Our operating results are regularly reviewed by our chief operating decision makers by our Connectivity and Content operating segments, principally to make decisions about how we allocate our resources and to measure our segment and consolidated operating performance. We currently generate a majority of our revenue through the licensing of content and the sale of network equipment to airlines, and to a lesser extent through our Wi-Fi and Content services to the airline industry. Our chief operating decision makers regularly review revenue and contribution profit on a segment basis, and results of operating expenses and pre-tax income or loss for each of our operating segments in order to gain more depth and understanding of the key business metrics driving our business. Accordingly, we report these segments separately.

For the years ended December 31, 2013, 2012 and 2011, we reported revenue of $259.7 million, $69.2 million and $33.6 million, respectively. For the years ended December 31, 2013, 2012 and 2011, our Content operating segment accounted for 70%, 0% and 0% of our total revenue, respectively, and our Connectivity operating segment accounted for 30%, 100% and 100%, respectively. For the years ended December 31, 2013, 2012, and 2011, one airline customer, Southwest Airlines, accounted for 22%, 85% and 62% of our consolidated revenues, respectively.

2013 Transactions

On January 31, 2013, we completed a business combination transaction (the “Business Combination”) in which we acquired all of the outstanding capital stock of Row 44 and 86% of the shares of AIA. We currently own approximately 94% of the shares of AIA, and expect to acquire the remaining 6% of the shares of AIA in the first half of 2014. We expect to pay between $15.0 million to $20.0 million to acquire these remaining outstanding shares.

On July 9, 2013, we acquired PMG for approximately $10.6 million in a cash, 431,734 shares of common stock and assumption of $3.3 million of debt, subject to an earnout as more fully described in Note 3. Business Combinations, to our consolidated financial statements included in Item 15. Exhibits and Financial Statement Schedules. PMG is a premier provider of digital media production and post-production services. PMG's operations, which include AMP International, Ambient, Criterion Pictures and Sea Movies, provide video production, post-production and digital content delivery services spanning television shows, feature films, commercials, home video and live news broadcasts, as well as multi-language media for use in in-flight and cruise line entertainment systems. PMG serves Hollywood studios and distributors, advertising agencies, major corporations, federal and local government entities, airlines and cruise lines worldwide.

On October 18, 2013, we acquired the U.K.-based parent of IFES for approximately $36 million in cash. IFES is a leading provider of in-flight entertainment services to airlines and cruise lines worldwide. IFES supplies a full range of services to enable its clients to provide a first class entertainment experience to passengers, including movies, television programs, audio, games, 3D maps, safety and destination films, portable entertainment systems, onboard publications and audio- and video-on-demand technical support and management. We financed the acquisition of IFES through the issuance of a convertible note which we subsequently repaid and the issuance of common stock as more fully described below.

Basis of Presentation

This analysis is presented on a consolidated basis. In addition, a brief description is provided of significant transactions and events that have an impact on the comparability of the results being analyzed. Due to our specific situation, the presented financial information for the year ended December 31, 2013 is only partially comparable to the financial information for the years ended December 31, 2012 and 2011. Since Row 44 was deemed the accounting acquirer in the Business Combination consummated on January 31, 2013, the presented financial information for the years ended December 31, 2012 and 2011 reflects the financial information and activities of Row 44 only. The presented financial information for the year ended December 31, 2013 includes the financial information and activities of Row 44 for the period January 1, 2013 to December 31, 2013 (365 days) as well as the financial information and activities of GEE and AIA for the period January 31, 2013 to December 31, 2013 (335 days), PMG for the period July 10, 2013 to December 31, 2013 (174 days) and IFES for the period October 18, 2013 to December 31, 2013 (74 days). This lack of comparability needs to be taken into account when reading the discussion and analysis of our results of operations and cash flows. Furthermore, the presented financial information for the year ended December 31, 2013 also contains other one-time costs that are directly associated with the Business Combination such as professional fees to support the Company's new and complex legal, tax, statutory and reporting requirements following the Business Combination.

Opportunities, Challenges and Risks

For the year ended December 31, 2013, we derived the majority of our revenue through the licensing of content in connection with our Content offerings, and secondarily from equipment and Wi-Fi Internet service from our Connectivity operating segment. Historically and for the year ended December 31, 2013, the vast majority of our equipment and Wi-Fi Internet service revenues were generated by two airlines, Southwest Airlines and Norwegian Airlines. For the years ended December 31, 2013, 2012 and 2011, these airlines accounted for substantially all of our Connectivity revenue.

We believe our operating results and performance are driven by various factors that affect the commercial airline industry, including general macroeconomic trends affecting the travel industry, trends affecting our target user base, regulatory changes, competition and the rate of passenger adoption of our services, as well as factors that affect Wi-Fi Internet service providers in general. Growth in our Content and Connectivity operating segments is principally dependent upon the number of airlines that implement our services, our ability to negotiate favorable economic terms with our customers and partners, and the number of passengers who use our services. Growth in our margins is dependent on our ability to manage the costs associated with implementing and operating our services, including the costs of licensing and distributing content, equipment and satellite service. Our ability to attract and retain new and existing customers will be highly dependent on our abilities to implement our services on a timely basis and continually improve our network and operations as technology changes and as we experience increased network capacity constraints as we continue to grow.

As technology continues to evolve, we believe that there are opportunities to expand our services by adding more content in a greater variety of formats. Currently, our Content and Connectivity operating segments are separate platforms; however, we believe there is an opportunity to diversify our revenue long-term by cross leveraging these services, including offering a greater variety of premium paid content across our Connectivity platform. For example, we acquired AIA (we currently own 94%), and more recently PMG and IFES, to accelerate our paid premium content opportunity. In addition, we expect to realize significant cost savings as we integrate the operations of Row 44, AIA, PMG, and IFES during the second half of 2014. Conversely, the evolution of technology presents an inherent risk to our Content and Connectivity operating segments.  Today, our Connectivity platform utilizes leading satellite Ku-band systems and equipment; however, and with the introduction and evolution of more competitive technologies such as GSM and Ka-band satellite solutions, our current technology may become obsolete, too expensive and or outdated.  As a result, we may lose customers to our competitors who offer more technologically evolved and or less costly connectivity systems in the future.  In addition, the future growth in our Content operating segment relies heavily on our airline customers continuing to utilize onboard in-flight entertainment (“IFE”) systems for their passengers to watch media content.  With the emergence and increased use of hand-held personal devices by airline passengers, our airline customers may decide to decrease the media content onboard IFE systems, and or discontinue the use of IFE systems indefinitely.  This would adversely impact the future growth of our Content operating segment.

As of December 31, 2013, we owned approximately 94% of AIA. Shares of AIA's capital stock not owned by us are listed in the Regulated Market ("General Standard") of the Frankfurt Stock Exchange. During the third quarter of 2013, we commenced the process to acquire the remaining non-controlling AIA shareholder interests. In February 2014, AIA’s shareholders approved a resolution to transfer all non-controlling AIA shareholder interests to us in exchange for specified cash compensation to be paid in the first half of 2014. We expect to pay between $15.0 million to $20 million to acquire these non-controlling AIA shareholder interests. In addition, following the acquisition of these remaining outstanding shares, we expect to incur significant professional fees and personnel costs to integrate the operations of AIA during the second half of 2014.

We are significantly dependent on certain key suppliers. The Connectivity operating segment purchases its satellite bandwidth from a single supplier, TECOM, which also provides us with certain equipment and servers required to deliver the satellite stream, rack space at the supplier's data centers to house the equipment and servers and network operations service support. We also purchase radomes, satellite antenna systems and rings from single suppliers. Any interruption in supply from these significant vendors could have a material impact on our ability to provide connectivity services to airline customers.

Our consolidated cost of sales, the largest component of our operating expenses, can vary from period to period, particularly as a percentage of revenue, based upon the mix of the underlying equipment and service revenues we generate. In the near term, we expect that the period-over-period growth in our Connectivity revenue will exceed the growth in our Content revenue, which typically provides for lower operating margins. However, we do expect that our costs of sales as a percentage of our revenue will continue to improve through the first half of 2014 compared to same period in 2013 largely due to the expected growth of our Connectivity services revenue.

In July 2013, our customer Southwest Airlines announced “TV Flies Free” under which Southwest passengers using Internet-ready personal devices have free access to live television and up to 75 on-demand shows on the airline's more than 400 Wi-Fi-enabled aircraft powered by us. TV Flies Free initially is being sponsored by DISH Network Corporation, through 2014, with a possible extension through 2015. A significant amount of the revenue we generate from the TV Flies Free program is indirectly provided by the program’s sponsor. Should sponsorship revenue not be available to Southwest Airlines from DISH or another third party, Southwest Airlines is under no contractual obligation to offer free access to live television and on-demand shows to its passengers. As a result, there can be no assurance that we will continue to receive the same level of revenues from Southwest Airlines, and Connectivity service revenue in future periods may fluctuate accordingly.

In connection with our Business Combination in the first quarter of 2013, we assumed approximately $22.0 million of accrued expense obligations and incurred an incremental $12.0 million in one-time fees associated with the transaction. We incurred approximately $3.5 million of additional operating expenses in the fourth quarter of 2013 related to the addition of personnel, professional fees and systems to build our infrastructure to support our public company compliance and certain corporate alignment initiatives in the latter half of 2013. We believe that factors such as these will continue to constrain our operating margin growth in the short-term as we increase our investment in new business initiatives, such as our recent acquisitions of PMG and IFES, to support future growth.

For the year ended December 31, 2013, a substantial amount of our Connectivity revenue was derived from airlines located in the United States. While our Connectivity revenue is primarily generated through airlines based in the United States today, we believe that there is an opportunity in the longer term for us to significantly expand our Connectivity operating segment's service offerings to airlines based in countries outside of the United States. More recently, we began installing our Connectivity services on two airlines based in Russia. In 2013, we announced a partnership with China Telecom Communications Co., LTD to jointly work to expand our Connectivity services within the People's Republic of China. We plan to further expand our Connectivity operations internationally to address this opportunity. As we expand our business internationally, we may incur additional expenses associated with this growth initiative.

Key Components of Consolidated Statements of Operations

The following briefly describes certain key components of revenue and expenses as presented in our consolidated statements of operations.

Revenue

Our revenue is derived from our Connectivity and Content operating segments.

Connectivity Segment

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

Content Segment

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

Operating Expenses

Operating expenses consist of cost of sales, sales and marketing, product development, general and administrative, and amortization of intangible assets. Included in our operating expenses are stock based compensation and depreciation expenses associated with our capital expenditures.

Cost of Sales

Connectivity Segment Cost of Sales

Connectivity segment cost of sales consists of the costs of our equipment and services.

Equipment. Equipment costs of sales are substantially comprised of the costs paid to procure our equipment for services. Equipment costs are principally comprised of the costs we pay to third parties to facilitate our equipment orders, and are originally classified as inventory on our balance sheet upon receipt of goods. Upon sale, equipment costs of sales are recorded when title and risk of loss pass to the customer, which is aligned with our equipment revenue recognition. As we near the completion of equipping the Southwest airline fleet for our services, we expect that equipment costs of sales will continue to decline in the near term as compared to 2012.

Services. Service costs of sales principally consist of the costs of satellite service and support, revenue recognized by us and shared with others as a result of our revenue-sharing arrangements, Internet connection and co-location charges and other platform operating expenses including depreciation of the systems and hardware used to build and operate our platform; and personnel costs related to our network operations, customer service and information technology. As we continue to build out our Connectivity services platform and expand our satellite coverage globally, we anticipate that our service costs will increase when compared to historical periods. Our services cost of sales are dependent on a number of factors, including the amount of satellite coverage and bandwidth required to operate our services and the number of partners we share our corresponding revenue with.

Content Segment Cost of Sales

Content segment cost of sales principally consists of licensing fees paid to acquire content rights for the airline industry, and to a lesser extent service and personnel costs to support our Content business.

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

Product Development

Product development expenses consist primarily of expenses incurred in our software engineering, product development and web portal design activities and related personnel costs. Fluctuations in our product development expenses are generally the result of hiring personnel to support and develop our platform, including the costs to further develop our Connectivity segment platform and network operations. We currently anticipate that our product development expenses will increase as we continue to hire more product development personnel and further develop our products and offerings to support the growth of our business, but remain relatively flat as a percentage of revenue compared to 2013.

General and Administrative

General and administrative expenses consist primarily of personnel costs from our executive, legal, finance, human resources and information technology organizations and facilities related expenditures, as well as third party professional fees, insurance and bad debt expenses. Professional fees are largely comprised of outside legal, accounting audit and information technology consulting. For the years ended December 31, 2012 and 2013, our allowance for doubtful accounts and bad debt expense were not significant and we expect that this trend will continue in the near term. During the first quarter of 2013, we incurred approximately $12.0 million in one-time professional fees associated with the Business Combination. For the second half of 2013, we experienced increased personnel costs and professional fees related to merger and acquisition activities, including the acquisitions of PMG and IFES in July and October 2013, respectively, our efforts to support public company compliance and efforts to create synergies between our businesses. As we continue to expand our business, we anticipate general and administrative expenses will increase at a higher rate than our projected revenue growth in the near term when compared to historical periods.

Amortization of Intangibles

The Company determines the appropriate useful life of intangible assets by performing an analysis of expected cash flows based on its historical experience of intangible assets of similar quality and value. We expect amortization expense to fluctuate in the near term as we increase identifiable intangible assets acquired in the PMG and IFES acquisitions in the second half of 2013. Amortization as a percentage of revenue will depend upon a variety of factors, such as the amounts and mix of our identifiable intangible assets acquired in business combinations.

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

As of December 31, 2013, we had approximately $19.7 million of unrecognized employee related stock-based compensation, net of estimated forfeitures, which we expect to recognize over a weighted average period of approximately 3.03 years. Stock-based compensation expense is expected to increase throughout 2014 as compared to 2013 as a result of our existing unrecognized stock-based compensation and as we issue additional stock-based awards to continue to attract and retain employees and non-employee directors.

Other Income (Expense)

Other income (expense) principally consists of changes in the fair value of our derivative financial instruments, interest on outstanding debt associated with our foreign notes payable and interest income on interest earned on cash balances and short-term investments and certain unrealized transaction gains and losses on foreign currency denominated assets and liabilities. We typically invest our available cash balances in money market funds and short-term United States Treasury obligations. We expect our transaction gains and losses will vary depending upon movements in underlying currency exchange rates, and could become more significant with the acquisitions of AIA and IFES in 2013.

Provision for Income Taxes

Since our inception, we have been subject to income taxes principally in the United States, and more recently with the acquisition of AIA in January 2013, PMG in July 2013, and IFES in October 2013, in other countries where we have a legal presence, including Germany, the United Kingdom, the Netherlands, Canada, China, India, Hong Kong and the United Arab Emirates. We anticipate that as we continue to expand our operations outside the United States, we will become subject to taxation based on the foreign statutory rates and our effective tax rate could fluctuate accordingly.

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

We currently believe that based on the available information, it is more likely than not that some of our deferred tax assets will not be realized, and accordingly we have recorded a valuation allowance against certain of our federal, state and foreign deferred tax assets. As of December 31, 2013 and 2012, we had approximately $102.2 million and $81.0 million of federal and $58.9 million and $54.2 million, respectively, of state operating loss carry-forwards available to offset future taxable income which expire in varying amounts beginning in 2026 for federal and 2014 for state purposes if unused. Federal and state laws impose substantial restrictions on the utilization of net operating loss and tax credit carry-forwards in the event of an “ownership change,” as defined in Section 382 of the Internal Revenue Code of 1986, as amended, or the Internal Revenue Code. Currently, we expect the utilization of our net operating loss and tax credit carry-forwards in the near term to be affected by certain limitations placed on these carry-forwards as a result of our previous ownership changes with PAR Capital.

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

We have determined, among other criteria, that we are the primary obligor in the fulfillment of our Connectivity and Content services. As a result, we report revenue on a gross basis in our consolidated statements of operations for both segments.

Connectivity Equipment Revenue

Connectivity equipment revenue is generated as title and risk of our equipment sales pass to our customers, which is generally upon shipment or arrival at destination depending on the contractual arrangement with the customer. In determining whether an arrangement exists, we ensure that a binding arrangement is in place, such as a standard purchase order or a fully executed customer-specific agreement. In cases where a customer has the contractual ability to accept or return equipment within a specific time frame, we will provide for return reserves when and if necessary, based upon historical experience.

Connectivity Service Revenue

Our Connectivity service revenue includes in-flight Wi-Fi Internet services, live television, on-demand content, shopping and travel-related information. Service revenue is recognized after it has been rendered and the customer can use the service, which is in the form of (i) enplanement for boarded passengers, (ii) usage by passengers, depending upon the specific contract, and (iii) other revenue such as advertising sponsorship.

Content Licensing Revenue

Content licensing revenue is principally generated through the sale or license of media content, video and music programming, applications, and video games to airlines, and to a lesser extent, through various services such as encoding and editing of media content. Revenue from the sale or license of content is recognized when the content has been delivered and the contractual performance obligations have been fulfilled, generally at the time a customer's license period begins.

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

Goodwill

Goodwill represents the excess of the cost of an acquired entity over the fair value of the acquired net assets. Beginning in 2013, and in conjunction with the acquisitions of AIA in January 2013, PMG in July 2013, and IFES in October 2013, we perform our annual impairment test of goodwill on October 1st of our fiscal year or when events or circumstances change that would indicate that goodwill might be impaired, including, but not limited to, a significant adverse change in legal factors or in the business climate, an adverse action or assessment by a regulator, unanticipated competition, a loss of key personnel, significant changes in the manner of our use of the acquired assets or the strategy for our overall business, significant negative industry or economic trends or significant under-performance relative to expected historical or projected future results of operations.

Goodwill is tested for impairment at the reporting unit level, which is one level below or the same as an operating segment. In accordance with amended FASB guidance for goodwill impairment testing, we performed a qualitative assessment for our reporting units which management estimates each have fair values that significantly exceed their respective carrying values. For each reporting unit, we weighed the relative impact of factors that are specific to the reporting unit as well as industry and macroeconomic factors. The reporting unit specific factors that we considered included financial performance and changes to the reporting units' carrying amounts. For each reporting unit, we considered assumptions about sales, operating margins, and growth rates which are based on our forecasts, business plans, economic projections, anticipated future cash flows and marketplace data. We also assessed the impact of macroeconomic factors on the discount rates and growth rates used for the most recent impairment tests, and determine if they would significantly affect the fair value of our reporting units. As of December 31, 2013, the Company concluded that for each of its reporting units, it is more likely than not that the fair value of each reporting unit exceeds its carrying amount and that it was therefore unnecessary to perform any additional impairment tests as of such date.

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

Recoverability of Long-lived Assets

We evaluate the recoverability of our intangible assets, and other long-lived assets with finite useful lives for impairment when events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. These trigger events or changes in circumstances include, but are not limited to a significant decrease in the market price of a long-lived asset, a significant adverse change in the extent or manner in which a long-lived asset is being used, significant adverse changes in legal factors, including changes that could result from our inability to renew or replace material agreements with certain of our partners such as Southwest on favorable terms, significant adverse changes in the business climate including changes which may result from adverse shifts in technology in our industry and the impact of competition, a significant adverse deterioration in the amount of revenue or cash flows we expect to generate from an asset group, an accumulation of costs significantly in excess of the amount originally expected for the acquisition or development of a long-lived asset, current or future operating or cash flow losses that demonstrate continuing losses associated with the use of our long-lived asset, or a current expectation that, more likely than not, a long-lived asset will be sold or otherwise disposed of significantly before the end of its previously estimated useful life. We perform impairment testing at the asset group level that represents the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. In making this determination, we consider the specific operating characteristics of the relevant long-lived assets, including (i) the nature of the direct and any indirect revenues generated by the assets; (ii) the interdependency of the revenues generated by the assets; and (iii) the nature and extent of any shared costs necessary to operate the assets in their intended use. An impairment test would be performed when the estimated undiscounted future cash flows expected to result from the use of the asset group is less than its carrying amount. Impairment is measured by assessing the usefulness of an asset by comparing its carrying value to its fair value. If an asset is considered impaired, the impairment loss is measured as the amount by which the carrying value of the asset group exceeds its estimated fair value. Fair value is determined based upon estimated discounted future cash flows. The key estimates applied when preparing cash flow projections relate to revenue, operating margins, economic lives of assets, overheads, taxation and discount rates. To date, we have not recognized any such impairment loss associated with our long-lived assets.

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

We recognize a tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such positions are then measured based on the largest benefit that has a greater than 50% likelihood of being realized upon settlement. We recognize interest and penalties accrued related to unrecognized tax benefits in our income tax (benefit) provision in our statements of operations.

We calculate our current and deferred tax provisions based on estimates and assumptions that could differ from the actual results reflected in income tax returns filed in subsequent years. Adjustments based on filed returns are recorded when identified. The amount of income taxes we pay is subject to ongoing audits by federal, state and foreign tax authorities. Our estimate of the potential outcome of any uncertain tax issue is subject to management's assessment of relevant risks, facts, and circumstances existing at that time. To the extent that our assessment of such tax positions changes, the change in estimate is recorded in the period in which the determination is made.

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

Because the accounting acquirer’s common stock was not publicly traded prior to February 1, 2013, we estimated the expected volatility of our awards from the historical volatility of selected public companies within the technology and media industries with comparable characteristics to us, including similarity in size, lines of business, market capitalization, revenue and financial leverage. From our inception through December 31, 2013, the weighted average expected life of options was calculated using the simplified method as prescribed under guidance by the SEC. This decision was based on the lack of relevant historical data due to our limited experience and the lack of an active market for our common stock. The risk free interest rate is based on the implied yield currently available on U.S. Treasury issues with terms approximately equal to the expected life of the option. The expected dividend rate is zero based on the fact that we currently have no history or expectation of paying cash dividends on our common stock. The forfeiture rate is established based on the historical average period of time that options were outstanding and adjusted for expected changes in future exercise patterns.

Results of Operations

The following tables set forth our results of operations for the periods presented. The period-to-period comparison of financial results is not necessarily indicative of future results (in thousands):

	Year ended December 31,
	2013	2012	2011
Revenue	$259,722	$69,210	$33,637
Operating expenses:
Cost of sales	197,938	76,897	35,947
Sales and marketing expenses	10,330	3,935	3,129
Product development	9,068	2,646	3,392
General and administrative	70,629	14,534	9,552
Amortization of intangible assets	17,281	34	25
Total operating expenses	305,246	98,046	52,045
Loss from operations	(45,524)	(28,836)	(18,408)
Other income (expense):
Interest income (expense), net	(2,417)	(10,368)	(233)
Change in value of derivative financial instruments	(63,961)	(3,576)	—
Other income (expense)	(1,000)	(23)	(60)
Total other income (expense)	(67,378)	(13,967)	(293)
Loss before income taxes	(112,902)	(42,803)	(18,701)
Income tax expense	(1,839)	—	—
Net loss	(114,741)	(42,803)	(18,701)
Net income attributable to non-controlling interests	(290)	—	—
Net loss attributable to common stockholders	$(115,031)	$(42,803)	$(18,701)
Net loss attributable to common stock per share - basic and diluted	$(2.17)	$(2.24)	$(1.35)
Weighted average number of common shares outstanding - basic and diluted	53,061	19,148	13,883

The following table provides the depreciation expense included in the above line items (in thousands):

	Year ended December 31,
	2013	2012	2011
Cost of sales	$1,113	$—	$—
Sales and marketing	—	—	—
Product development	71	—	—
General and administrative	2,719	1,225	834
Total depreciation expense	$3,903	$1,225	$834

The following table provides the stock-based compensation expense included in the above line items (in thousands):

	Year ended December 31,
Stock-based compensation expense:	2013	2012	2011
Cost of sales	$—	$2	$7
Sales and marketing expenses	—	2	9
Product development	—	3	43
General and administrative	4,536	1,634	34
Total stock-based compensation expense	$4,536	$1,641	$93

The following table provides our results of operations, as a percentage of revenue, for the periods presented:

	Year ended December 31,
	2013	2012	2011
Revenue	100%	100%	100%
Operating expenses:
Cost of sales	76%	111%	107%
Sales and marketing expenses	4%	6%	9%
Product development	3%	4%	10%
General and administrative	27%	21%	28%
Amortization of intangible assets	7%	—%	—%
Total operating expenses	118%	142%	155%
Loss from operations	(18)%	(42)%	(55)%
Other income (expense), net	(26)%	(20)%	(1)%
Loss before income taxes	(43)%	(62)%	(56)%
Income tax expense	(1)%	—%	—%
Net loss	(44)%	(62)%	(56)%
Preferred stock dividends, accretion on preferred stock & non-controlling interests	—%	(13)%	(16)%
Net loss attributable to common stockholders	(44)%	(62)%	(56)%

Operating Segments

The following tables set forth our contribution profit for each operating segment in the periods presented (in thousands):

	Year ended December 31,
	2013			2012		2011
	Content	Connectivity	Consolidated	Content	Connectivity	Content	Connectivity
Revenue:
Licensing	$153,966	—	$153,966	$—	$—	$—	$—
Service	27,912	51,350	79,262		11,365	—	3,182
Equipment	7	26,487	26,494	—	57,845	—	30,455
Total Revenue	181,885	77,837	259,722	—	69,210	—	33,637
Operating Expenses:
Cost of Sales	134,207	63,731	197,938	—	76,897	—	35,947
Contribution Profit	47,678	14,106	61,784	—	(7,687)	—	(2,310)
Other Operating Expenses			107,308	—	21,149	—	16,098
Loss from Operations			$(45,524)	—	$(28,836)	—	$(18,408)

Revenue

Connectivity operating segment revenue was as follows (in thousands):

	Year ended December 31,			% Change
	2013	2012	2011	2012 to 2013	2011 to 2012
Service revenue	$51,350	$11,365	$3,182	352%	257%
Equipment revenue	26,487	57,845	30,455	(54)%	90%
Total Revenue Connectivity Segment	$77,837	$69,210	$33,637	12%	106%

Connectivity Service Revenue
2013 compared to 2012. Connectivity service revenue increased $40.0 million, or 352%, to $51.4 million for the year ended December 31, 2013, as compared to $11.4 million for the year ended December 31, 2012. The increase was principally due to the growth in users of our Wi-Fi Internet services on Southwest Airlines, which was driven by a higher number of Southwest planes offering our Connectivity services in 2013 as compared to 2012, coupled with the commencement of the TV Flies Free service on Southwest Airlines in July 2013.

2012 compared to 2011. Connectivity service revenue increased $8.1 million or 257% to $11.4 million for the year ended December 31, 2012, as compared to $3.2 million for the year ended December 31, 2011. The increase was principally due to the growth in users of our Wi-Fi Internet services on Southwest Airlines, which was driven by a higher number of Southwest planes offering our Connectivity services in 2012 as compared to 2011.

Connectivity Equipment Revenue
2013 compared to 2012. Connectivity equipment revenue decreased by $31.4 million, or 54%, to $26.5 million for the year ended December 31, 2013, as compared to $57.8 million for the year ended December 31, 2012. The decrease was primarily due to the timing of equipment installations on the Southwest Airlines fleet, which was substantially complete prior 2013.

2012 compared to 2011. Connectivity equipment revenue increased $27.4 million, or 90%, to $57.8 million for the year ended December 31, 2012, as compared to $30.5 million for the year ended December 31, 2011. The increase was primarily due to increased equipment shipments for installations on the Southwest Airlines fleet in 2012 as compared to 2011.

Content operating segment revenue was as follows (in thousands):

	Year ended December 31,			% Change
	2013	2012	2011	2012 to 2013	2011 to 2012
Licensing revenue	$153,966	$—	$—	—	—
Service revenue	27,912	—	—	N/A	N/A
Equipment revenue	7	—	—	N/A	N/A
Total Revenue Content Segment	$181,885	$—	$—	N/A	N/A

Content Licensing Revenue
2013 compared to 2012. Content licensing revenue increased to $154.0 million for the year ended December 31, 2013 compared to $0 for the year ended December 31, 2012. Content licensing revenue is generated from AIA, PMG and IFES, which we acquired on January 31, July 10, and October 18, 2013, respectively, and were not part of our operations in 2012.
Content Service Revenue
2013 compared to 2012. Content service revenue increased to $27.9 million for the year ended December 31, 2013 compared to $0 for the year ended December 31, 2012. Content service revenue is generated from AIA, PMG and IFES, which we acquired on January 31, July 10, and October 18, 2013, respectively, and were not part of our operations in 2012.

Cost of Sales

Connectivity operating segment cost of sales was as follows (in thousands):

	Year Ended December 31,			% Change
	2013	2012	2011	2012 to 2013	2011 to 2012
Service cost of sales	$42,590	$22,327	$8,089	91%	176%
Equipment cost of sales	21,141	54,570	27,858	(61)%	96%
Total Connectivity Cost of Sales	$63,731	$76,897	$35,947	(17)%	114%

2013 compared to 2012. Connectivity cost of sales decreased $13.2 million, or 17%, to $63.7 million for the year ended December 31, 2013 compared to $76.9 million for the year ended December 31, 2012 due to a $33.4 million decrease in Connectivity equipment cost of sales, offset by a $20.3 million increase in Connectivity service cost of sales. The decrease in equipment cost of sales was principally due to a decline in equipment revenue over the same period as a result of the timing of equipment installations on the Southwest Airlines fleet, which was substantially complete prior to 2013. The increase in service cost of sales was principally due to higher satellite bandwidth costs to support the growth in our Connectivity service revenue during the same period.

As a percentage of Connectivity equipment revenue, Connectivity equipment cost of sales was 79.8% during the year ended December 31, 2013 as compared to 94.3% for the year ended December 31, 2012, a decrease of 1,450 basis points. The period over period improvement in contribution margin was primarily due to a higher mix of equipment installations on the Southwest Airline fleet during 2012 as compared to 2013, which were sold at less favorable margins as compared to other airlines.

As a percentage of Connectivity service revenue, Connectivity service cost of sales was 82.9% during the year ended December 31, 2013 as compared to 196.5% for the year ended December 31, 2012, an improvement of 11.355 basis points. The period to period improvement in contribution margin was largely due to higher service revenue from Southwest Airlines during the year ended December 31, 2013 versus the year ended December 31, 2012. When compared to 2012, the growth in Connectivity service revenue during 2013 exceeded the increase in certain fixed satellite bandwidth costs over the same period, coupled with the commencement of the TV Flies Free service on Southwest Airlines in 2013. The TV Flies Free service largely utilizes our existing bandwidth and satellite costs, and as a result is highly accretive to our operating results.
2012 compared to 2011. Connectivity cost of sales increased $41.0 million or 114% to $76.9 million for the year ended December 31, 2013 compared to $35.9 million for the year ended December 31, 2012. The increase was due to a $26.7 million increase in Connectivity equipment cost of sales, coupled with a $14.2 million increase in Connectivity service cost of sales. The increase in Connectivity equipment cost of sales was associated with the corresponding increase in equipment revenue as a result of the timing of equipment installations in 2012 on the Southwest Airlines fleet as compared to 2011. The Connectivity service cost of sales increase was principally a result of higher satellite bandwidth costs to support the growth in our Connectivity service revenue during the same period.

As a percentage of Connectivity equipment revenue, Connectivity equipment cost of sales was 94.3% during 2012 as compared to 91.5% during 2011, an increase of 250 basis points. The period over period change in contribution margin was primarily due to higher mix of equipment installations on the Southwest Airline fleet in 2012, as compared to 2011, which were sold at less favorable margins as compared to other airlines.

As a percentage of Connectivity service revenue, Connectivity service cost of sales was 196.5% during the year ended December 31, 2012 as compared to 254.2% during the year ended December 31, 2011, a decrease of 5,770 basis points. The period to period improvement was largely due to increased passenger service revenue from Southwest, which exceeded certain fixed satellite bandwidth costs during 2012 as compared to 2011.

Content operating segment cost of sales was as follows (in thousands):

	Year Ended December 31,			% Change
	2013	2012	2011	2012 to 2013	2011 to 2012
Content Cost of Sales	$134,207	—	—	N/A	N/A

2013 compared to 2012. Content licensing cost of sales increased to $134.2 million for the year ended December 31, 2013, as compared to $0.0 million for the year ended December 31, 2012. The increase was a result of the acquisitions of AIA, PMG and IFES in 2013.

Other Operating Expenses

Other operating expenses were as follows (in thousands):

	Year Ended December 31,			% Change
	2013	2012	2011	2012 to 2013	2011 to 2012
Sales and marketing expenses	$10,330	$3,935	$3,129	163%	26%
Product development	9,068	2,646	3,392	243%	(22)%
General and administrative	70,631	14,534	9,552	386%	52%
Amortization of intangible assets	$17,281	$34	$25	50,726%	36%

Sales and Marketing Expenses

2013 compared to 2012. Sales and marketing expenses increased $6.4 million, or 163%, to $10.3 million for the year ended December 31, 2013 as compared to $3.9 million for the year ended December 31, 2012. The increase was largely due to $5.1 million of sales and marketing expenses in the year ended December 31, 2013 associated with the acquisitions of AIA, PMG and IFES in 2013. The remaining increase of $1.2 million was largely due to increased consulting expenses to support the growth in our Connectivity business and the further development of our Wi-Fi Internet portal in 2013.

2012 compared to 2011.Sales and marketing expenses increased $0.8 million, or 26%, to $3.9 million for the year ended December 31, 2012 as compared to $3.1 million for the year ended December 31, 2011. The increase was largely due to increased sales travel in 2012 of $0.4 million to support increased sales efforts in territories such as Russia and Iceland, and $0.4 million in increased sales tradeshow expenses in 2012.

Product Development

2013 compared to 2012. Product development expenses increased $6.4 million, or 243%, to $9.1 million for the year ended December 31, 2013 compared to $2.6 million for the year ended December 31, 2012. The increase was largely due to

$5.7 million of product development expenses in the year ended December 31, 2013 associated with the acquisitions of AIA, PMG, and IFES in 2013. The remaining $0.7 million increase was due to product development consulting associated with new development efforts and increased consulting expenses associated with the deployment of our W-Fi Internet portal in 2013, coupled with increased research and development on new technologies in the Connectivity business in 2013. Offsetting these increases were approximately $1.4 million of internally developed software projects capitalized during 2013 compared to $0 in 2012, offset by certain development expenses reimbursed by clients in 2012 of approximately $0.5 compared to $0 in 2013.

2012 compared to 2011. Product development expenses decreased $0.7 million, or 22%, to $2.6 million for the year ended December 31, 2012 compared to $3.4 million for the year ended December 31, 2012. The decrease was largely due to $0.5 million of development expenses reimbursed by clients in 2012 as compared to $0 in 2011. The remaining decrease of $0.2 million in product development consulting was largely due to increased consulting expenses in 2011 associated with the deployments of STCs on commercial airlines.

General and Administrative

2013 compared to 2012. General and administrative costs increased $56.1 million, or 386%, to $70.6 million during the year ended December 31, 2013 compared to $14.5 million for the year ended December 31, 2012. The increase was due in part to $24.3 million of general and administrative expenses from AIA, PMG and IFES, which were acquired in 2013. The remaining increase of $31.8 million was principally due to a one-time backstop fee of $11.9 million paid to PAR Capital in the first quarter of 2013 in connection with Business Combination, an increase of approximately $10.0 million in professional fees principally to support the Business Combination and various public company initiatives in the period, $2.7 million in certain one-time expenses associated with the departures of two executives in the period, approximately $2.0 million increase in personnel-related expenses, and an increase of $5.3 million in stock-based compensation and depreciation expense.

2012 compared to 2011. General and administrative costs increased $4.9 million or 52% to $14.5 million during the year ended December 31, 2012 compared to $9.6 million for the year ended December 31, 2011. The increase was due to Row 44, which experienced increases of $2.4 million in hiring new personnel and related expenses in 2012 and $1.4 million in increased professional fees principally to support the then pending Business Combination and various company initiatives in 2012 as compared to 2011. The remaining increase of $1.1 million was largely due to increases in various corporate initiatives in 2012 as Row 44 began to invest in its infrastructure.

Amortization of Intangible Assets
2013 compared to 2012. Amortization expense increased to $17.3 million during the year ended December 31, 2013 as compared to less than $0.1 million for the year ended December 31, 2012. The increase is due to the amortization of acquired intangible assets acquired via the 2013 acquisitions of AIA, PMG and IFES. There were no acquisitions during the year ended December 31, 2012 and 2011, and as a result the year to date amounts in 2012 and 2011 are not comparable to 2013.

Total Other Income (Expense)

2013 compared to 2012. Total other income (expense) increased $53.4 million, or 382%, to $67.4 million during the year ended December 31, 2013 as compared to $14.0 million for the year ended December 31, 2012. The increase in the net expense of $60.3 million was principally due to the change in the fair value of the Company's public warrants in 2013, which did not exist until the Business Combination in January 2013, offset by a $7.9 million decrease in interest expense. Interest expense decreased $7.9 million principally due to a substantial reduction of Row 44's interest bearing debt in conjunction with the January 31, 2013 Business Combination, offset by an increase of $1.4 million in interest associated with upfront fees and accrued interest from the $19.0 million PAR note issued in the three months ended December 31, 2013. The remaining change of $1.0 million of other income (net) related to unrealized net losses and gains in foreign exchange rates during the year ended December 31, 2013, which did not exist until the Business Combination in January 2013.

2012 compared to 2011. Total other income (expense) increased $13.7 million, or 4,667%, to $14.0 million during the year ended December 31, 2012 as compared to $0.3 million for the year ended December 31, 2011. The increase was principally due to an increase in Row 44's interest bearing debt in conjunction with its financings in 2012 as compared to 2011.

Income Tax Expense

2013 compared to 2012. Income tax expense was $1.8 million for the year ended December 31, 2013 compared to $0 for the year ended December 31, 2012. The income tax expense increase was largely due to foreign withholding taxes and income earned in the U.S., Germany, Canada and other foreign jurisdictions. Due to uncertainties in realizing future taxable income in certain U.S. and foreign jurisdictions, the Company had a valuation allowance of $ 50.8 million and $39.1 million at December 31, 2013 and 2012, respectively.

Selected Quarterly Financial Data (in thousands)

The following unaudited quarterly consolidated statements of operations data for the years ended December 31, 2013 and 2012, have been prepared on a basis consistent with our audited consolidated annual financial statements, and include, in the opinion of management, all normal recurring adjustments necessary for the fair statement of the financial information contained in those statements. The period-to-period comparison of financial results is not necessarily indicative of future results and should be read in conjunction with our audited consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K.

	Quarter ended,
	March 31, 2012	June 30, 2012	September 30 2012	December 31, 2012	March 31, 2013	June 30, 2013	September 30, 2013	December 31, 2013
Revenue	$18,507	$16,836	$19,305	$14,562	$42,513	$62,831	$74,518	$79,860
Operating expenses:
Cost of sales	17,882	18,722	22,264	18,029	35,749	49,820	54,002	58,367
Sales and marketing expenses	1,215	777	1,055	888	2,287	2,399	3,758	1,871
Product development	649	850	758	389	1,337	2,327	2,282	3,122
General and administrative	2,897	3,030	3,176	5,431	24,059	12,745	17,056	16,784
Amortization of intangible assets	6	6	12	10	1,233	3,016	4,221	8,811
Total operating expenses	22,649	23,385	27,265	24,747	64,665	70,307	81,319	88,955
Loss from operations	(4,142)	(6,549)	(7,960)	(10,185)	(22,152)	(7,476)	(6,801)	(9,095)
Other interest income (expense), net	(3,386)	(7,132)	18	131	(176)	(282)	(267)	(1,691)
Change in fair value of financial instruments	—	—	248	(3,824)	(4,615)	(4,725)	2,233	(56,854)
Other income (expense), net	92	(92)	(157)	135	(44)	13	601	(1,571)
Loss before income taxes	(7,436)	(13,773)	(7,851)	(13,743)	(26,987)	(12,470)	(4,234)	(69,211)
Income tax expense	—	—	—	—	(34)	(559)	(1,161)	(85)
Net loss	(7,436)	(13,773)	(7,851)	(13,743)	(27,021)	(13,029)	(5,395)	(69,296)
Non-controlling interests	—	—	—	—	39	(108)	(158)	(63)
Net loss attributable to common stockholders	$(7,436)	$(13,773)	$(7,851)	$(13,743)	$(26,982)	$(13,137)	$(5,553)	$(69,359)

Basic and Diluted	$(0.50)	$(0.86)	$(0.35)	$(0.59)	$(0.61)	$(0.24)	$(0.10)	$(1.19)
Weighted average common shares basic and diluted	14,873	16,030	22,287	23,403	44,014	54,843	55,166	58,223

Certain prior year amounts have been reclassified to conform to the current period presentation.

Liquidity and Capital Resources
Current Financial Condition
As of December 31, 2013, our principal sources of liquidity were our cash and cash equivalents in the amount of $258.8 million, which primarily are invested in cash and money market funds in banking institutions in the U.S. and in Europe, and our remaining availability on our unsecured four-year loan from UniCredit Bank AG, Munich, Germany. Excluded from our cash balance at December 31, 2013 is approximately $3.3 million of restricted cash that is attached to letters of credit agreements between our subsidiaries and certain airlines. The vast majority of our cash was from the Business Combination in January 2013 and follow-on offering in December 2013. Historically, Row 44, the accounting acquirer in the Business Combination, principally financed its operations from the issuance of stock, net cash provided by its operating activities and borrowings from shareholders in the form of convertible notes.

Our cash flows from operating activities are significantly affected by our cash-based investments in operations, including working capital, and corporate infrastructure to support our ability to generate revenue and conduct operations through cost of services, product development, sales and marketing and general and administrative activities. Cash used in investing activities has historically been, and is expected to be, impacted significantly by our investments in business combinations, our platform, Company infrastructure and equipment for our business offerings, the net sales and purchases of our marketable securities and changes in our derivative financial instruments. We recently invested an aggregate $44.9 million of our cash from July 2013 to October 2013 to acquire PMG and IFES. In the near term, we also expect to continue using significant cash to make additional strategic acquisitions to further grow our business.

In connection with the Business Combination, we incurred approximately $3.0 million of additional operating expenses related to the addition of personnel, professional fees and systems to build our infrastructure to support our public company compliance and certain corporate alignment initiatives through the end of 2013. In addition, our use of cash flows from operating activities exceeded our proceeds from operating activities throughout the remainder of 2013, primarily as a result of our efforts to grow our Connectivity business. In the future, our net use of our working capital could be substantially higher or lower depending on the number and timing of new customers that we add to our Connectivity and Content businesses.

Subsequent to the Business Combination, we acquired a total of 22.6 million additional shares in AIA, which raised our ownership in AIA from approximately 86% in January 2013 to 94%. Total costs used to complete these share acquisitions was approximately $15.4 million. In addition, we expect to pay between $15.0 million to $20 million to acquire the remaining 6% non-controlling interests in AIA in the first half of 2014. Through September 30, 2013, we (i) sold our interest in Guestlogix for approximately $6.0 million in cash, (ii) purchased an 18% interest in Allegiant Systems for approximately $1.5 million, (iii) spent $0.8 million to retire certain publicly traded warrants, (iv) repurchased approximately 0.1 million shares of our common stock for approximately $1.1 million, and (v) acquired the assets of PMG in exchange for approximately $10.8 million in cash, shares of our common stock and the assumption of approximately $3.3 million in debt. During the three months ended December 31, 2013, we acquired IFES for approximately $36.2 million in cash. We financed the acquisition of IFES through the sale of approximately 2.45 million shares of our common stock to a current stockholder for gross proceeds of approximately $21 million, and the issuance to PAR of a $19 million convertible note. Lastly, in December 2013, we raised gross proceeds (before expenses) of $212.0 million through the issuance of approximately 13.3 million shares of our common stock in a registered follow-on offering. We used a portion of the proceeds of the follow-on offering to repay in full the convertible note we issued to PAR.

During the year ended December 31, 2013, the former CEO of AIA, who is also a current Board member, entered into a consulting agreement and mutual general release, which was subsequently amended (as so amended, the “Consulting Agreement”). The Consulting Agreement provides that, among other things, the former executive is entitled to certain remuneration (the “Remuneration Payment”), in exchange for certain releases. In December 2013, the Company paid the executive $2.0 million in cash and 103,977 fully vested shares of common stock (subject to certain limitations) to satisfy the Remuneration Payment under the agreement. The executive also received a stock option grant of 25,000 in September 2013 for his service as a Board member, which vests monthly over two years beginning on the date of grant. During the year ended December 31, 2013, we recorded an expense of approximately $3.5 million associated with the Remuneration Payment obligation.

In the future, we may utilize commercial financings, bonds, debentures, lines of credit and term loans with a syndicate of commercial banks or other bank syndicates and/or issue equity securities (publicly or privately) for general corporate purposes, including acquisitions and investing in our intangible assets, platform and technologies. We expect that our existing cash and cash equivalents, our revolving credit facility and our cash flows from operating activities will be sufficient to fund our operations for at least the next 24 months. However, we may need to raise additional funds through the issuance of equity, equity-related or debt securities or through additional credit facilities to fund our growing operations, invest in new business opportunities and make potential acquisitions.

Sources and Uses of Cash - year ended December 31, 2013 vs. year ended December 31, 2012

The following table presents a summary of our cash flow activity for the periods set forth below (in thousands):

	Year Ended December 31,
	2013	2012	2011
Net cash provided by (used in) operating activities	$(54,145)	$(39,280)	$(3,995)
Net cash provided by (used in) investing activities	$129,840	$(2,432)	$(587)
Net cash provided by (used in) financing activities	$181,011	$34,990	$9,903

Cash Flows Provided/Used by Operating Activities

Year ended December 31, 2013

Net cash used from our operating activities of $54.1 million primarily resulted from our net loss during the period of $114.7 million, which included non-cash charges of $94.7 million largely comprised of changes in the fair value of our derivative financial instruments, depreciation and amortization, changes in our deferred income taxes, and stock based compensation. The remainder of our uses of net cash flow from operating activities of $34.1 million was from changes in our working capital, including accounts payable and accrued expenses, prepaid expenses, content and inventory investments, and accounts receivable of approximately $44.6 million. Offsetting these uses of cash from operating activities was a net cash inflow of $10.5 million from an increase in deferred revenue and timing of income taxes payable. The decrease in accounts payable and accrued expenses is reflective of significant amounts of accrued obligations paid as a result of our Business Combination in January 2013, including $11.9 million paid to PAR as a one-time back stop fee. The increase in prepaid expenses, inventory and content purchases were continued investments to support the growth in our Connectivity equipment installations and Content licensing acquisitions, and included an increase in restricted cash attached to certain agreements with our airline partners. The increase in accounts receivable is reflective of the growth in service revenue over the period.

Year ended December 31, 2012

Net cash used in our operating activities of $39.2 million primarily resulted from our net loss during the period of $42.8 million, which included non-cash charges of $19.3 million largely comprised of interest on Row 44 convertible promissory notes, changes in the fair value of our derivative financial instruments, depreciation and stock-based compensation. The remainder of our uses of net cash flow from operating activities of $15.6 million was from changes in our working capital, including accounts payable and accrued expenses, accounts receivable, deferred revenue and prepaid expenses of $9.2 million. The increases in prepaid and accounts payable and accrued expenses and prepaid expenses is reflective of significant amounts paid to certain vendors such as Hughes at the close of December 31, 2012. The increase in accounts receivable and decrease in deferred revenue is reflective of the growth in equipment sales and installations of Southwest and Norwegian airlines relative to the timing of billings and cash collections during the year ended December 31, 2012.

Year ended December 31, 2011

Net cash used in our operating activities of $4.0 million primarily resulted from our net loss during the period of $18.7 million, which included non-cash charges of $1.4 million largely comprised of depreciation, interest on Row 44 convertible promissory notes and stock-based compensation. Offsetting this were net sources of net cash flow from operating activities from changes in our working capital, including accounts payable and deferred revenue of $14.0 million. The increase in accounts payable and accrued expenses is reflective of the delay in significant amounts paid to certain vendors at the close of December 31, 2011. The increase in deferred revenue is reflective of the growth in equipment sales and installations of

Southwest and Norwegian airlines relative to the timing of billings and cash collections during the year ended December 31, 2011.

Cash Flows Provided/Used by Investing Activities

Year ended December 31, 2013

Net cash provided by investing activities of $129.9 million was largely from the Business Combination in January 2013, which resulted in net cash provided from the Row 44 merger of $159.3 million and AIA stock purchase of $22.1 million. In addition we sold our 8.5% interest in Guestlogix for total proceeds of approximately $6.3 million, and cash used in purchases of PMG (for approximately $10.6 million) and IFES (for approximately $34.3 million) during the year ended December 31, 2013. The remaining change in net cash used in investing activities of $11.5 million was largely due to investments in property and equipment of $11.4 million to expand our network operations in Russia and Europe and to support our new "TV Flies Free" product on Southwest Airlines and the build-out of our internal infrastructure, and a $1.5 million equity method investment in Allegiant Systems.

Year ended December 31, 2012

Net cash used in investing activities of $2.4 million was largely due to investments in our property and equipment to build out our network operations center during the year ended December 31, 2012.
Year ended December 31, 2011

Net cash used in investing activities of $0.1 million was largely due to investments in our property and equipment to build out our network operations center during the year ended December 31, 2011.

Cash Flows Provided/Used by Financing Activities

Year ended December 31, 2013

Net cash provided by financing activities of $181.0 million was primarily driven by the completion of our follow-on and registered offerings during the three months ended December 31, 2013, where we raised proceeds of $204.0 million, net of approximately $7.1 million in transaction costs. Offsetting this was use of net cash in financing activities of $22.5 million, which was largely due to our acquisition of AIA shares, where we purchased $15.4 million of non-controlling shares of AIA to increase our ownership to 94.07%, $5.6 million in payments of certain debt obligations and $2.0 million in repurchases of our common stock warrants and payments of withholding taxes associated with cashless exercises of stock based awards in conjunction with the Business Combination during the year ended December 31, 2013.

Year ended December 31, 2012

Net cash provided by financing activities of $35.0 million was driven by Row 44, which raised proceeds of $35.0 million through the issuance of preferred stock, warrants and notes during the period.

Year ended December 31, 2011

Net cash provided by financing activities of $9.9 million was driven by Row 44, which raised proceeds of $10.0 million through the issuance of preferred stock, warrants and notes during the period.

Debt Instruments

Long-term debt consists of the following at December 31, 2013 and 2012 (in thousands):

	December 31, 2013	December 31, 2012
Bank loans	$10,801	$38

The following is a schedule, by year, of future minimum principal payments required under notes payable and bank debt as of December 31, 2013 (in thousands):

Years Ending December 31,	Amount
2014	$9,648
2015	250
2016	112
2017	101
2018	101
Thereafter	589
Total	$10,801

Bank loan

The Company's controlled subsidiary AIA has an unsecured four-year loan of $15.9 million from UniCredit Bank AG, Munich, Germany. The loan is subject to half-yearly repayments of $2.2 million, no prepayment penalties and variable interest based on the six-month Euribor plus 2.35%. In order to avoid exposure to the risk from rising interest rates associated with variable interest obligations, a portion of the variable interest payments was converted into fixed interest obligations by means of interest rate swaps over the term of the loan.

Under the terms of the loan agreement, mandatory special loan repayments are agreed under certain conditions. The provision regarding mandatory special loan payments resulted in a special loan payment of $1.4 million during the year ended December 31, 2013. As of December 31, 2013, the carrying amount of the bank loan was approximately $3.5 million.

Subordinated bank loan

AIA holds a note payable of $2.6 million from mezzanine capital through a financing program from AG, Zug, Switzerland. This financing program matures in March 2014. The interest rate is 8.8% per year. A principal payment of 1% must be made each year and interest of 7.8% on the principal must be paid every quarter. The liability's carrying amount as of December 31, 2013 was $2.9 million.

Contractual Obligations

The following table summarizes our contractual obligations that require us to make future cash payments as of December 31, 2013. The future contractual requirements include payments required for our operating leases and contractual purchase agreements.

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Contractual Obligations (in thousands):
Operating lease obligations	$9,946	$4,042	$3,623	$763	$1,518
MSA with Hughes Network Systems (1)	179,784	37,800	62,428	43,644	35,912
Deferred revenue arrangements (2)	16,998	11,190	2,156	1,926	1,726
UniCredit Bank AG loan	3,488	3,488	—	—	—
Interest on IniCredit Bank loan (3)	55	55	—	—	—
AG Zug note payable	2,909	2,749	149	11	—
Interest on AG note payable (3)	62	62	—	—	—
Union Bank loan	3,203	3,203	—	—	—
Interest on Union Bank loan (3)	89	89	—	—	—
Barclay's loan (4)	1,046	51	148	156	691
Interest on Barclay's loan (3)	182	18	49	42	73
Barclay's term loan (4)	154	154	—	—	—
Interest on Barclay's term loan (3)	3	3	—	—	—
Deferred employment obligations (5)	1,754	1,659	95	—	—
Content and television license fees and guarantees (6)	56,464	20,986	25,051	9,677	750
Equipment purchase commitments (7)	34,970	32,760	2,210	—	—
Acquisition-related liabilities (8)	800	800	—	—	—
Total	$311,907	$119,109	$95,909	$56,219	$40,670

(1)	Amounts represent future satellite cost commitments to Hughes Network Systems over the period January 1, 2014 through December 31, 2020.

(2)	Amounts represent obligations to provide service for which we have already received cash from our customers.

(3)	Interest payments were calculated based upon the interest rate in effect at December 31, 2013. See also Note 14. Notes Payable and Bank Debts.

(4)	Amounts pertain to a mortgage loan assumed for a building acquired in the IFES acquisition.

(5)
Amounts represent certain contractual employee obligations accrued as of December 31, 2013. The amounts presented above include $1.4 million earn-out liability for EIM, a subsidiary of AIA assumed in the Business Combination, and $0.3 million earn-out liability for PMG executives.

(6)	Amounts represent minimum guarantees and contractual obligations associated with licensing and providing our content and Internet protocol television services to our customers.

(7)
Equipment purchase commitments represent purchase commitments for Connectivity equipment inventory. The Company has purchase commitments with various providers of equipment for the Company's connectivity services. As of December 31, 2013, the Company have committed to purchase $35.0 million of future products, of which we expect to purchase approximately $32.8 million and $22.2 million in the year ended December 31, 2014, and 2015, respectively.

(8)	Acquisition-related liabilities represent $0.8 of purchase consideration held back in conjunction with the PMG acquisition in July 2013.

Excluded from the table above is $29.8 million related to our deferred tax liabilities and uncertain tax positions due to the uncertainty of their timing.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS

Market risk is the sensitivity of income to changes in interest rates, foreign exchange rates, commodity prices, equity prices and other market driven rates or prices.

Market Risk

Row 44 and PMG

Row 44 and PMG are generally not exposed to any material risk associated with exchange rates or equity prices. Row 44 and PMG do not hold or issue financial instruments for trading purposes. Row 44 has indirect exposure to changes in commodity prices (i.e., the price of jet fuel) because a key aspect of the decision by potential customers of Row 44 to purchase the connectivity products offered by Row 44 is the effect such products may have on an aircraft’s fuel burn.

AIA and IFES

AIA and IFES have exposure primarily to two types of market risk: changes in foreign currency exchange rates and interest rates. AIA and IFES do not hold or issue financial instruments for trading purposes.

The following sections provide information on AIA and IFES's exposure to foreign currency exchange rate risk and interest rate risks. AIA and IFES make use of sensitivity analyses that are inherently limited in estimating actual losses in fair value that can occur from changes in market conditions.

Foreign Currency Exchange Rates

AIA, and to a lesser extent IFES, are highly exposed to fluctuations in foreign currency exchange rates. Within AIA and IFES, currency risks arise from the fact that both sales to customers and most of their film license costs or film rights purchases are largely effected in U.S. dollars while a significant portion of AIA's fixed and overhead costs are incurred in Euros, British pounds and Canadian dollars. AIA may engage in hedging transactions to counteract direct currency risks. However, there can be no assurance that all currency risks have been or will be hedged in full. Severe currency fluctuations could also cause the hedging transactions to fail if agreed thresholds are not met or exceeded. Therefore, substantial negative foreign currency effects may occur due to unforeseen exchange rate fluctuations and/or inaccurate assessments of market developments. IFES has historically not engaged in hedging transactions. At this time, AIA rarely resorts to hedges because of highly volatile foreign exchange rates, and the general trend toward a strengthening of the U.S. dollar relative to the Euro. AIA monitors all foreign exchange rates relevant to it in order to be able to initiate appropriate hedging activities if the current market situation were to change.

There are also intercompany receivables and liabilities such as loans that can generate significant foreign currency effects. Changes in the exchange rates of a number of foreign currencies against the Euro, especially the U.S. dollar and the Canadian dollar, could lead to the recognition of unrealized foreign exchange gains and losses in some cases, particularly as a result of intercompany transactions, including short term borrowings. AIA and IFES management have sought to minimize the impact of intercompany borrowings by reducing the magnitude and quantity of intercompany borrowings.

Interest Rates

AIA uses futures to hedge a portion of its risk of increases in variable interest rates related to its bank loan from UniCredit Bank AG. These interest rate swaps are subject to mark to market accounting. Interest rate swaps of $0.1 million were recognized in derivative liabilities as of December 31, 2013. The Company classifies the fair value of interest rate swaps within the level 2 hierarchy. Gains (losses) from these interest rate swaps for the years ended December 31, 2013, 2012 and 2011, were not material.

Concentrations of Credit Risk

Our cash and cash equivalents are maintained at a several financial institutions. Deposits held may exceed the amount of insurance provided on such deposits. Generally, our deposits may be redeemed upon demand and are maintained with a financial institution of reputable credit and, therefore, bear minimal credit risk. AIA monitors its positions with, and the credit quality of, the financial institutions that are counterparties to its financial instruments. AIA is exposed to credit loss in the event of nonperformance by the counterparties to the agreements. At December 31, 2013, AIA did not anticipate nonperformance by any of its counterparties. Historically, we have not experienced any losses related to these balances and believe that there is minimal risk of expected future losses. However, there can be no assurance that there will not be losses on these deposits.

As of December 31, 2013, 2012 and 2011, the following customer accounted for more than 10% of our consolidated revenue balance:

	Year ended December 31,
	2013	2012	2011
Southwest Airlines	22%	85%	62%

Accounts Receivable balances from Southwest Airlines represented less than 10% of total accounts receivable at December 31, 2013, 78% at December 31, 2012 and 58% at December 31, 2011.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements and supplementary data required by this Item are contained in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation and Item 15. Exhibits and Financial Statement Schedules, and are incorporated herein by reference.

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable

ITEM 9A.     CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of December 31, 2013. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that as of the date of our assessment, our disclosure controls and procedures were not effective due to the material weaknesses described below. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

Material Weaknesses

In light of the material weaknesses described below, we performed additional analyses and other procedures to ensure that our consolidated financial statements included in this Annual Report on Form 10-K were prepared in accordance with generally accepted accounting principles in the United States (“GAAP”). Notwithstanding the existence of these material weaknesses in internal control over financial reporting, the Company believes that its consolidated balance sheets as of December 31, 2013 and 2012 and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for the years ended December 31, 2013, 2012 and 2011 included in this Annual Report on Form 10-K fairly present, in all material respects, the Company’s financial condition, results of operations and cash flows for the periods presented therein in conformity with GAAP.

During 2013 the Company completed three acquisitions. As previously disclosed in our quarterly report on Form 10-Q for the quarter ended March 31, 2013 (“Q1 2013 Form 10-Q”), one of those acquired entities, AIA, had ineffective controls over its IFRS financial reporting process for its subsidiaries, which were not remediated as of December 31, 2013.

Management's Report on Internal Control Over Financial Reporting

Our management, under the supervision of our Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Internal control over financial reporting includes policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are transacted in accordance with authorizations of management and directors of the Company, and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use and or disposition of the Company’s assets that could have a material effect on the financial statements.

Our assessment of internal control over financial reporting did not include the internal control over financial reporting of three businesses acquired during the year: Advanced Inflight Alliance AG and subsidiaries (AIA), Post Modern Edit, LLC and related companies (PMG) and Travel Entertainment Group Equity Limited and subsidiaries (IFES). These entities are included in our 2013 consolidated financial statements and constituted $311.4 million of total assets and $194.8 million of net assets as of December 31, 2013, and $181.9 million of the Company’s consolidated revenues and $3.3 million of net profit included in the Company’s net loss for the year ended December 31, 2013.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with existing policies or procedures may deteriorate.

Our management conducted an assessment of the effectiveness of its internal control over financial reporting as of December 31, 2013 based on the criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, we have determined that our internal control over financial reporting was not effective as of December 31, 2013. Ernst & Young LLP, an independent registered public accounting firm, has audited the Company’s internal control over financial reporting, as stated in their report, which is included in this Annual Report on Form 10-K.

A material weakness is defined as “a deficiency, or a combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.”

Our management has concluded that, as of December 31, 2013, the following material weaknesses existed at the Company:

•	Timely financial statement close/reporting process

We were unable to execute a timely financial close, nor were we able to properly accumulate certain analyses and reconciliations in a consistent and accurate manner, which resulted in errors in one or more accounts in the Company’s financial statements and footnotes, which we have subsequently corrected. Throughout the majority of 2013, we were unable to design and implement sufficient monitoring controls over the financial information received from our majority-owned foreign subsidiary, AIA, and its associated consolidation, and therefore the precision to which these controls were designed and the completeness and timeliness of communication from AIA foreign locations to our headquarters in the United States was not sufficient to prevent a potential material misstatement over the same time period.

•	Design, implementation and operating effectiveness of IT General Controls (ITGCs)

During 2013, we did not implement and maintain effective IT general controls (“ITGC’s”) over the general ledger systems and other related IT systems we used to process, accumulate and consolidate our accounting transactions. The general ledger systems that we used were not designed to permit implementation and operation of effective ITGCs. We therefore were unable to properly implement and maintain effective controls intended to ensure that access to applications and data, and the ability to place program changes into production for such applications and data, were adequately restricted to appropriate internal personnel, due to the inherent deficiencies in some of these general ledger systems (namely QuickBooks and LucaNet), and to a lesser extent through other related IT systems. As a result, there is a reasonable possibility that a material misstatement within the classes of transactions dependent on the operation of ITGCs would not be prevented or detected on a timely basis. The ineffective design and operation of our ITGCs impacts all of our significant financial statement accounts.

•	Accounting for business combinations

When finalizing the preliminary purchase price allocation to the fair value of the assets and liabilities in connection with our acquisitions of AIA and PMG, we did not design adequate controls to review, analyze and test the application of the assumptions to financial information that we provided to our independent third party appraiser, and did not appropriately perform other key internal analyses on our opening balance sheet accounts including determining the deferred tax effects on a timely basis,. As a result of these control design deficiencies, we recorded adjustments during the fiscal 2013 year-end financial close impacting goodwill, acquisition date tax balances and uncertain tax positions, identifiable intangibles and related amortization and accrued liabilities.

•	Accounting for income taxes

We were unable to design and maintain effective internal controls over the accuracy of our accounting for income taxes for our foreign subsidiaries. In particular, and given the number of acquisitions in 2013, the global nature of the AIA business, and the internal control deficiencies within AIA as described above, our processes, procedures and controls around the accounting for our income taxes did not provide adequate timely analysis of the nature, extent and amount of acquisition date tax balances and uncertain tax positions related to foreign entities acquired. This resulted in corrections to the 2013 balance sheet through net adjustments to goodwill and the income tax provision recorded during the fiscal 2013 year-end financial close.

Changes in Internal Control over Financial Reporting

Our management with oversight of our Audit Committee has been actively engaged in developing and implementing a remediation plan to address the material weaknesses noted above. The remediation actions started in the second half of the year have included the following:

•
Engaged a nationally recognized accounting firm in October 2013 to work with us to establish, document and test our key internal controls in order for management to effectively assess the internal control environment and all its related aspects and significant processes.

•
Added additional accounting and financial personnel with industry experience over the second half of 2013, including experienced financial executives and a Chief Accounting Officer in June 2013 to oversee internal controls and procedures and implement a formal closing process.

•
Began to establish formal processes, procedures and controls during the fourth quarter of 2013, including reviews conducted by management to ensure appropriate documentation and analyses for all significant accounting and reporting matters.

•
Recruited and hired additional information technology professionals to ensure that effective ITGCs over our information technology operating systems are designed, implemented and operated and to formalize user access issues noted in the description of our material weaknesses.

•
Conducted training of our accounting staff for purposes of enabling them to recognize and properly account for business combination transactions in a more timely and accurate basis. We are currently assessing our needs as it relates to accounting and financial reporting for business combinations to determine how they will most effectively be met including our internal resources and expertise and the experience of our valuation advisory firm.

•
Began the process of implementing an effective Enterprise Resource Planning System (Oracle) to establish additional controls and oversight over all aspects of our financial information and reporting processes to go live at all domestic and foreign locations by October 2014.

•
Hired an internal Tax Director in October 2013 to help oversee the tax function. We are currently assessing our needs as it relates to accounting and financial reporting for income taxes to determine how they will most effectively be met including the experience of the third parties we work with. Such resources will assist our Tax Director with coordinating all aspects of the tax provision including the calculations and reporting thereof.

If the remedial measures described above are insufficient to address any of the identified material weaknesses or are not implemented timely, or additional deficiencies arise in the future, material misstatements in our interim or annual financial statements may occur in the future and could have the effects described in “Item 1A. Risk Factors” in Part I of this Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Global Eagle Entertainment Inc.
We have audited Global Eagle Entertainment Inc.'s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework), (the COSO criteria). Global Eagle Entertainment Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
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
As indicated in the accompanying Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Advanced Inflight Alliance AG and subsidiaries (AIA), Post Modern Edit, LLC and related companies (PMG) and Travel Entertainment Group Equity Limited and subsidiaries (IFES), which are included in the 2013 consolidated financial statements of Global Eagle Entertainment Inc. and constituted $311.4 million of total assets and $194.8 million of net assets as of December 31, 2013, respectively, and $181.9 million of the Company’s consolidated revenues and $3.3 million of net profit included in the Company’s net loss for the year ended December 31, 2013. Our audit of internal control over financial reporting of Global Eagle Entertainment Inc. also did not include an evaluation of the internal control over financial reporting of Advanced Inflight Alliance AG and subsidiaries, Post Modern Edit, LLC and related companies and Travel Entertainment Group Equity Limited and subsidiaries.
A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management's assessment. Management has identified material weaknesses in controls related to (1) timely financial statement close/reporting process; (2) design, implementation and operating effectiveness of IT general controls (ITGCs); (3) accounting for business combinations; and (4) accounting for income taxes.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Global Eagle Entertainment, Inc. as of December 31, 2013 and the consolidated statements of operations, comprehensive loss, stockholders' equity (deficit) and cash flows for the year then ended. These material weaknesses were considered in determining the nature, timing and extent of audit tests applied in our audit of the 2013 financial statements, and this report does not affect our report dated March 25, 2014, which expressed an unqualified opinion on those financial statements.

In our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, Global Eagle Entertainment Inc. has not maintained effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.

/s/ Ernst & Young LLP

Los Angeles, California
March 25, 2014

ITEM 9B.     OTHER INFORMATION

Not applicable

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Pursuant to Instruction G(3) to Form 10-K, the information required by Item 10. Directors, Executive Officers and Corporate Governance with respect to the Directors of the Company set forth under the heading “Proposal 1-Election of Directors” and “Directors” in the Company’s definitive proxy statement to be filed within 120 days following the end of the fiscal year covered by this report is incorporated herein by reference.

Pursuant to Instruction G(3) to Form 10-K, the information required by Item 10. Directors, Executive Officers and Corporate Governance with respect to the executive officers of the Company set forth under the heading “Executive Officers” in the Company’s definitive proxy statement to be file within 120 days following the end of the fiscal year end covered by this report is incorporated herein by reference.

Pursuant to Instruction G(3) to Form 10-K, information concerning the Audit Committee and audit committee financial expert disclosure set forth under the headings “Governance -Board Matters and Committee Membership” and “-Committees of the Board-Audit Committee” in the Company’s definitive proxy statement to be filed within 120 days following the end of the fiscal year covered by this report is incorporated herein by reference.

Pursuant to Instruction G(3) to Form 10-K, information concerning compliance with Section 16(a) of the Securities Act of 1933 by officers and directors of the Company set forth under the heading “Certain Relationships or Related Person Transactions and Section 16 Reporting Compliance-Section 16(a) Beneficial Ownership Reporting Compliance” in the Company's definitive proxy statement to be filed within 120 days following the end of the fiscal year covered by this report is incorporated herein by reference.

Pursuant to Instruction G(3) to Form 10-K, information concerning our Code of Ethics set forth under the heading “Governance-Code of Ethics” in the Company’s definitive proxy statement to be filed within 120 days following the end of the fiscal year covered by this report is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION
Pursuant to Instruction G(3) to Form 10-K, information concerning director and officer executive compensation and related matters set forth under the headings “Report of the Compensation Committee,” “Compensation Discussion and

Analysis,” “Executive Compensation” and “Director Compensation” in the Company’s definitive proxy statement to be filed within 120 days following the end of the fiscal year covered by this report is incorporated herein by reference.
Pursuant to Instruction G(3) to Form 10-K, information concerning compensation committee interlocks and insider participation set forth under the heading “Governance - Compensation Committee Interlocks and Insider Participation” in the Company’s definitive proxy statement to be filed within 120 days following the end of the fiscal year covered by this report is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Pursuant to Instruction G(3) to Form 10-K, information concerning shares of common stock of the Company beneficially owned by management set forth under the heading “Security Ownership of Officers, Directors and Significant Shareholders” in the Company’s definitive proxy statement to be filed within 120 days following the end of the fiscal year covered by this report is incorporated herein by reference.

Pursuant to Instruction G(3) to Form 10-K, information concerning securities authorized for issuance under equity compensation plans set forth under the heading “Equity Compensation Plans” in the Company’s definitive proxy statement to be filed within 120 days following the end of the fiscal year covered by this report is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Pursuant to Instruction G(3) to Form 10-K, information concerning certain relationships and related party transactions and director independence set forth under the headings “Certain Relationships or Related Person Transactions and Section 16 Reporting Compliance,” and “Governance - Independence Standards for Board Service” and “Availability of Corporate Governance Materials” in the Company’s definitive proxy statement to be filed within 120 days following the end of the fiscal year covered by this report is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Pursuant to Instruction G(3) to Form 10-K, information concerning principal accounting fees and services set forth under the heading “Audit Committee Matters - Audit Committee’s Pre-Approval Policies and Procedures” and “Audit and Non-Audit Fees” in the Company’s definitive proxy statement to be filed within 120 days following the end of the fiscal year covered by this report is incorporated herein by reference.

PART IV

ITEM 15.     EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

1. Financial Statements

Consolidated Balance Sheets
Consolidated Statements of Operations
Consolidated Statements of Comprehensive Loss
Consolidated Statement of Equity (Deficit)
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements

2. Financial Statement Schedules

All schedules have been omitted because they are not applicable, not required, or the information has been otherwise supplied in the financial statements or notes to the financial statements.

3. Exhibits

The Exhibits on the accompanying Index to Exhibits immediately following the Signatures are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 25th day of March 2014.

GLOBAL EAGLE ENTERTAINMENT INC.
By:	/s/ David M. Davis
David M. Davis
Chief Financial Officer, Treasurer and Chief Operating Officer
(Principal Financial Officer and Duly Authorized Officer)

POWER OF ATTORNEY

The undersigned directors and officers of Global Eagle Entertainment Inc. hereby constitute and appoint each of John LaValle, David M. Davis and Jay Itzkowitz, with the power to act without the others and with full power of substitution and resubstitution, our true and lawful attorney-in-fact and agent with full power to execute in our name and behalf in the capacities indicated below any and all amendments to this report and to file the same, with all exhibits and other documents relating thereto and hereby ratify and confirm all that such attorney-in-fact, or such attorney-in-fact’s substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated below.

Signature	Title	Date
/s/ John LaValle	Chief Executive Officer and Director	March 25, 2014
John LaValle	(Principal Executive Officer)

/s/ David M. Davis	Chief Financial Officer, Treasurer and Chief Operating Officer	March 25, 2014
David M. Davis	(Principal Financial Officer)

/s/ Michael Zemetra	Corporate Controller and Chief Accounting Officer	March 25, 2014
Michael Zemetra	(Principal Accounting Officer)

/s/ Edward L. Shapiro	Chairman, Board of Directors	March 25, 2014
Edward L. Shapiro

/s/ Louis Bélanger-Martin	Director	March 25, 2014
Louis Bélanger-Martin

/s/ Harry E. Sloan	Director	March 25, 2014
Harry E. Sloan

/s/ Jeff Sagansky	Director	March 25, 2014
Jeff Sagansky

/s/ Jeffrey A. Leddy	Director	March 25, 2014
Jeffrey A. Leddy

/s/ Jeffrey E. Epstein	Director	March 25, 2014
Jeffrey E. Epstein

/s/ Robert W. Reding	Director	March 25, 2014
Robert W. Reding

EXHIBIT INDEX

Exhibit No.	Document
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

2.3
Asset Purchase Agreement, dated as of May 8, 2013, by and among the Company and the other parties thereto (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 001-35176), filed with the SEC on July 10, 2013).

2.4
Letter Agreement, dated as of July 9, 2013, by and among the Company and the other parties thereto (incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K (File No. 001-35176), filed with the SEC on July 10, 2013).

2.5
Sale and Purchase Agreement by and among IFES Acquisition Corp. Limited, an English company, GCP Capital Partners LLP and certain individuals, dated October 18, 2013 (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 001-35176), filed with the SEC on October 21, 2013).

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

10.3*
Executive Employment Agreement, dated January 31, 2013, between the Company and David M. Davis (incorporated herein by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K (File No. 001-35176) filed with the SEC on February 6, 2013.

10.4
Amendment No. 1 to the Executive Employment Agreement, dated January 17, 2014, by and between the Company and David M. Davis (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-35176), filed with the SEC on January 21, 2014).

10.5
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

10.7*
Form of Indemnity Agreement for the Company’s directors and executive officers (incorporated by reference to Exhibit 10.8 to Amendment No. 1 of the Company’s Registration Statement on Form S-1 (File No. 333-172267) filed with the SEC on March 21, 2011).

10.8
Amended and Restated Letter Agreement, dated as of May 10, 2011, among the Company, Global Eagle Acquisition LLC and each of the members of Global Eagle Acquisition LLC (incorporated by reference to Exhibit 10.2(a) to Amendment No. 4 to the Company’s Registration Statement on Form S-1 (File No. 333-172267), filed with the SEC on May 11, 2011).

10.9
Waiver dated March 29, 2013 by Global Eagle Acquisition LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-35176) filed with the SEC on March 29, 2013).

10.10**
System and Services Agreement dated January 2011 by and between Norwegian Air Shuttle and Row 44, Inc. (incorporated by reference to Exhibit 10.7 to Amendment No. 2 to the Company’s Current Report on Form 8-K (File No. 001-35176), filed with the SEC on May 16, 2013).

10.11**
OEM Purchase and Development Agreement, dated October 12, 2009, by and between TECOM Industries, Inc. and Row 44, Inc., as amended on December 19, 2011, December 23, 2011, January 6, 2012 and January 18, 2012 (incorporated by reference to Exhibit 10.8 to Amendment No. 2 to the Company’s Current Report on Form 8-K (File No. 001-35176), filed with the SEC on May 16, 2013).

10.12**
Master Equipment Purchase Agreement, dated December 21, 2007, by and between Hughes Network Systems, LLC and Row 44, Inc. (incorporated by reference to Exhibit 10.9 to Amendment No. 2 to the Company’s Current Report on Form 8-K (File No. 001-35176), filed with the SEC on May 16, 2013).

10.13**
Master Services Agreement, dated December 21, 2007, by and between Hughes Network Systems, LLC and Row 44, Inc., as amended on June 6, 2008, June 30, 2009, November 15, 2010, November 18, 2010, January 15, 2011, March 30, 2011, July 29, 2011, August 3, 2011, September 7, 2011, December 19, 2011, January 23, 2012, September 11, 2012 and January 18, 2013 (incorporated by reference to Exhibit 10.10 to Amendment No. 2 to the Company’s Current Report on Form 8-K (File No. 001-35176), filed with the SEC on May 16, 2013).

10.14**
Amendment No. 14, dated February 19, 2013, to Master Services Agreement, dated December 21, 2007, by and between Hughes Network Systems, LLC and Row 44, Inc. (incorporated by reference to Exhibit 10.1 to Amendment No. 1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-35176), filed with the SEC on May 15, 2013).

10.15**
Amendment No. 16, dated May 15, 2013, to Master Services Agreement, dated December 21, 2007, by and between Hughes Network Systems, LLC and Row 44, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-35176), filed with the SEC on August 9, 2013).

10.16**
Amendment No. 18, dated June 25, 2013, to Master Services Agreement, dated December 21, 2007, by and between Hughes Network Systems, LLC and Row 44, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 001-35176), filed with the SEC on August 9, 2013).

10.17**
Amendment No. 19, dated July 1, 2013, to Master Services Agreement, dated December 21, 2007, by and between Hughes Network Systems, LLC and Row 44, Inc. (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q (File No. 001-35176), filed with the SEC on November 12, 2013).

10.18**
Amended and Restated Master Services Agreement, dated December 31, 2013, by and between Hughes Network Systems, LLC and Row 44, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-35176), filed with the SEC on January 7, 2014).

10.19**
Amended and Restated Supply and Services Agreement dated February 1, 2013 by and between Row 44, Inc. and Southwest Airlines Co. (incorporated by reference to Exhibit 10.12 to Amendment No. 2 to the Company’s Current Report on Form 8-K (File No. 001-35176), filed with the SEC on May 16, 2013).

10.20*
Consulting Agreement and Mutual General Release, dated October 2, 2013, by and between the Company and Louis Bélanger-Martin (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-35176), filed with the SEC on October 3, 2013).

10.21*
Amendment No. 1 to the Consulting Agreement and Mutual General Release, dated October 14, 2013, by and between the Company and Louis Bélanger-Martin (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-35176), filed with the SEC on October 16, 2013).

10.22*
Amendment No. 2 to the Consulting Agreement and Mutual General Release, dated December 28, 2013, by and between the Company and Louis Bélanger-Martin (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-35176), filed with the SEC on December 30, 2013).

10.23*
Non-Competition Agreement, dated October 2, 2013, by and between the Company and Louis Bélanger-Martin (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-35176), filed with the SEC on October 3, 2013).

10.24
Convertible Note Purchase Agreement between the Company and PAR Investment Partners, L.P., dated October 21, 2013 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-35176), filed with the SEC on October 21, 2013).

10.25
Conversion Agreement between the Company and PAR Investment Partners, L.P., dated October 21, 2013 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-35176), filed with the SEC on October 21, 2013).

10.26
Common Stock Purchase Agreement between the Company and Putnam Equity Spectrum Fund, dated October 18, 2013 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-35176), filed with the SEC on October 21, 2013).

10.27
Amended and Restated Registration Rights Agreement among the Company and certain holders party thereto, dated January 31, 2013 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-35176), filed with the SEC on February 6, 2013).

10.28
Amendment No. 1 to the Amended and Restated Registration Rights Agreement among the Company and certain holders party thereto, dated October 21, 2013 (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 001-35176), filed with the SEC on October 21, 2013).

10.29
Voting Rights Waiver Agreement between the Company and Putnam Investment Management, LLC, dated October 21, 2013 (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K (File No. 001-35176), filed with the SEC on October 21, 2013).

10.30*
Global Eagle Entertainment Inc. 2013 Equity Incentive Plan, as amended (incorporated by reference to Appendix B to the Global Eagle Entertainment Inc. Definitive Proxy Statement on Schedule 14A (File No. 001-35176), filed on December 2, 2013).

10.31*
Form of Incentive Stock Option Agreement pursuant to The Global Eagle Entertainment Inc. 2013 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-35176), filed with the SEC on December 24, 2013).

10.32*
Form of Nonstatutory Stock Option Agreement pursuant to The Global Eagle Entertainment Inc. 2013 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-35176), filed with the SEC on December 24, 2013).

10.33*
Form of Stock Restriction Agreement pursuant to The Global Eagle Entertainment Inc. 2013 Equity Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 001-35176), filed with the SEC on December 24, 2013).

10.34*
Executive Employment Agreement, dated January 31, 2013, between the Company and John LaValle (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 001-35176) filed with the SEC on February 6, 2013)

14.1	Form of Code of Ethics. (incorporated by reference to Exhibit 14 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-172267), filed with the SEC on March 21, 2011).
16.1
Letter from Rothstein Kass to the Securities and Exchange Commission dated March 19, 2013 (incorporated by reference to Exhibit 16.1 to Amendment No. 1 to the Company’s Current Report on Form 8-K (File No. 001-35176), filed with the SEC on March 19, 2013).

21.1	List of Subsidiaries.
23.1	Consent of Ernst & Young, LLP, Independent Registered Public Accounting Firm
23.2	Consent of Rose, Snyder & Jacobs LLP, Independent Registered Public Accounting Firm
31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).
31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).
32.1	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
32.2	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
101.INS***	XBRL Instance Document
101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document
101.SCH***	XBRL Taxonomy Extension Schema Document
101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB***	XBRL Taxonomy Extension Label Linkbase Document
*Management contract or compensatory plan or arrangement.
**Confidential treatment has been granted for certain portions omitted from this Exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.
***XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Global Eagle Entertainment Inc.
We have audited the accompanying consolidated balance sheet of Global Eagle Entertainment Inc. as of December 31, 2013 and the related consolidated statements of operations, comprehensive loss, stockholders' equity (deficit) and cash flows for the year ended December 31, 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Global Eagle Entertainment Inc. at December 31, 2013, and the consolidated results of its operations and its cash flows for the year ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.
The consolidated financial statements of Global Eagle Entertainment Inc. as of December 31, 2012 and 2011 and for the years then ended were audited by other auditors. As described in Note 2, the Company entered into a business combination on January 31, 2013 with Row 44, Inc., in which Row 44, Inc. was determined to be the accounting acquirer. Accordingly, all references to the type, classification and number of shares and per share information (including loss available to common stockholders) in the consolidated financial statements have been adjusted to reflect the number of common shares of Global Eagle Entertainment Inc. received by Row 44, Inc.’s preferred and common stockholders in the transaction on a retroactive basis. We audited the adjustments that were applied to restate the type, classification and number of shares and per share information reflected in the 2012 and 2011 consolidated financial statements. Our procedures included (a) agreeing the number of common shares received by Row 44, Inc. stockholders to the Company’s underlying records obtained from management, and (b) testing the mathematical accuracy of the restated number of shares and basic and diluted loss per share. In our opinion, such adjustments are appropriate and have been properly applied. However, we were not engaged to audit, review, or apply any procedures to the 2012 and 2011 consolidated financial statements of Row 44, Inc. other than with respect to such adjustments and, accordingly, we do not express an opinion or any other form of assurance on the 2012 and 2011 consolidated financial statements taken as a whole.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Global Eagle Entertainment Inc.'s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated March 25, 2014 expressed an adverse opinion thereon.

/s/ Ernst & Young LLP
Los Angeles, California
March 25, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Global Eagle Entertainment, Inc.

We have audited the accompanying balance sheet of Row 44, Inc. as of December 31, 2012, and the related statements of operations, stockholders’ deficit, and cash flows for each of the two years in the period ended December 31, 2012, before the effects of the adjustments to the Company’s basis of presentation to retrospectively record the recapitalization of the Company in connection with the merger with Global Eagle Entertainment, Inc., which include (i) the retrospective adjustment of the equity structure of the consolidated companies, (ii) the effects of the adjustment to retrospectively adjust the number of common shares outstanding to include the redeemable preferred stock of Row 44, Inc., (iii) the classification of redeemable preferred stock on the consolidated balance sheet, (iv) the amount of income (loss) available to common stockholders, and (v) the weighted average number of common shares outstanding for each of the two years in the period ended December 31, 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards established by the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, before the effects of the adjustments to retrospectively record the recapitalization of the Company in connection with the merger with Global Eagle Entertainment Inc., the financial statements referred to above present fairly, in all material respects, the financial position of Row 44, Inc. at December 31, 2012, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

We were not engaged to audit, review, or apply any procedures to the adjustments to the Company’s basis of presentation to retrospectively record the recapitalization of the Company in connection with the merger with Global Eagle Entertainment, Inc., which include (i) the retrospective adjustment of the equity structure of the consolidated companies, (ii) the effects of the adjustment to retrospectively adjust the number of common shares outstanding to include the redeemable preferred stock of Row 44, Inc., (iii) the classification of redeemable preferred stock on the consolidated balance sheet, (iv) the amount of income (loss) available to common stockholders, and (v) the weighted average number of common shares outstanding for each of the two years in the period ended December 31, 2012, and accordingly, we do not express an opinion or any other form of assurance about whether such retrospective adjustments are appropriate and have been properly applied. Those retrospective adjustments were audited by other auditors.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in the financial statements, the Company has incurred recurring operating losses and has not generated cash flows from operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

/s/ Rose, Snyder & Jacobs LLP

Encino, California

March 15, 2013
(except for Note 20, as to which the date is August 8, 2013)

GLOBAL EAGLE ENTERTAINMENT INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	December 31, 2013	December 31, 2012
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$258,796	$2,088
Accounts receivable, net	64,216	8,292
Content library, current	6,563	—
Inventories	15,481	7,386
Prepaid and other current assets	14,187	3,344
TOTAL CURRENT ASSETS:	359,243	21,110
Property, plant & equipment, net	20,797	4,639
Goodwill	52,345	—
Intangible assets	136,414	—
Other non-current assets	10,084	3,688
TOTAL ASSETS	$578,883	$29,437
LIABILITIES, REDEEMABLE PREFERRED STOCK AND EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$81,961	$8,178
Deferred revenue	11,190	8,539
Warrant liabilities	71,570	8,178
Notes payable and accrued interest, current	9,648	14
Deferred tax liabilities, current	1,192	—
Other current liabilities	7,561	—
TOTAL CURRENT LIABILITIES:	183,122	24,909
Deferred tax liabilities, non-current	25,186	—
Deferred revenue, non-current	5,808	3,075
Notes payable and accrued interest, non-current	1,153	—
Other non-current liabilities	7,430	36
TOTAL LIABILITIES	222,699	28,020

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT):
Preferred stock, $0.0001 par value; 1,000,000 shares authorized, 0 shares issued and outstanding at December 31, 2013 and December 31, 2012, respectively	—	—
Common stock, $0.0001 par value; 375,000,000 shares authorized, 55,902,114 and 23,405,785 shares issued, 52,848,480 and 23,405,785 shares outstanding, at December 31, 2013 and December 31, 2012, respectively	5	2
Non-voting common stock, $0.0001 par value; 25,000,000 shares authorized, 19,118,233 and 0 shares issued and outstanding, at December 31, 2013 and December 31, 2012, respectively	2	—
Treasury stock, 3,053,634 and 0 shares at December 31, 2013 and December 31, 2012, respectively	(30,659)	—
Additional paid-in capital	620,862	130,780
Subscriptions receivable	(478)	(453)
Accumulated deficit	(243,943)	(128,912)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	345,789	1,417
Non-controlling interest	10,395	—
TOTAL EQUITY (DEFICIT)	356,184	1,417
TOTAL LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)	$578,883	$29,437
The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL EAGLE ENTERTAINMENT INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Year ended December 31,
	2013	2012	2011
Revenue:
License Revenue	$153,966	$—	$—
Equipment Sales	26,494	57,845	30,455
Service Revenue	79,262	11,365	3,182
Total Revenue	259,722	69,210	$33,637
Operating expenses:
Cost of Sales:
Licensing	100,490	—	—
Equipment	21,075	54,570	27,858
Service	76,373	22,327	8,089
Total Cost of Sales	197,938	76,897	35,947
Sales and marketing expenses	10,330	3,935	3,129
Product development	9,068	2,646	3,392
General and administrative	70,629	14,534	9,552
Amortization of intangible assets	17,281	34	25
Total operating expenses	305,246	98,046	52,045
Loss from operations	(45,524)	(28,836)	(18,408)
Other income (expense):
Interest expense, net	(2,417)	(10,368)	(233)
Change in fair value of derivatives	(63,961)	(3,576)	—
Other expense, net	(1,000)	(23)	(60)
Loss before income taxes	(112,902)	(42,803)	(18,701)
Income tax provision	(1,839)	—	—
Net loss	(114,741)	(42,803)	(18,701)
Net income attributable to non-controlling interests	(290)	—	—
Net loss attributable to Global Eagle Entertainment Inc. common stockholders	$(115,031)	$(42,803)	$(18,701)

Basic and diluted loss per share	$(2.17)	$(2.24)	$(1.35)
Weighted average common shares basic and diluted	53,061	19,148	13,883

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL EAGLE ENTERTAINMENT INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)

	Year Ended
	December 31,
	2013	2012	2011
Net loss	$(114,741)	$(42,803)	$(18,701)
Other comprehensive income (loss):
Unrealized gain on available for sale securities	101	—	—
Less: reclassification adjustment for realized gains on available for sale securities included in net loss	(101)	—	—
Total unrealized gain on available for sale securities	—	—	—
Comprehensive loss	(114,741)	(42,803)	(18,701)
Comprehensive income attributable to non-controlling interests	(290)	—	—
Comprehensive loss attributable to Global Eagle Entertainment Inc. common stockholders	$(115,031)	$(42,803)	$(18,701)

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL EAGLE ENTERTAINMENT INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
(In thousands)

	Common Stock		Common Stock Non-Voting		Treasury Stock		Additional	Subscriptions	Accumulated	Total Global Eagle Entertainment Inc.	Non-Controlling	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Paid-in Capital	Receivable	Deficit	Stockholders' Equity	Interest	Stockholders' Equity (Deficit)
Balance December 31, 2010	12,736	$2	—	$—	—	$—	$75,039	$(835)	$(67,408)	$6,798	$—	$6,798
Receipt of common stock from officers as payment on subscription receivable	—	—	—	—	—	—	(160)	13	—	(147)	—	(147)
Repurchase of common stock from officers	—	—	—	—	—	—	(90)	—	—	(90)	—	(90)
Exercise of warrants for common stock	2,104	—	—	—	—	—	6	—	—	6	—	6
Discount on convertible promissory notes	—	—	—	—	—	—	2,939	—	—	2,939	—	2,939
Stock based compensation	—	—	—	—	—	—	94	—	—	94	—	94
Interest income on subscriptions receivable	—	—	—	—	—	—	—	(46)	—	(46)	—	(46)
Net loss	—	—	—	—	—	—	—	—	(18,701)	(18,701)	—	(18,701)
Balance December 31, 2011	14,840	$2	—	$—	—	$—	$77,828	$(868)	$(86,109)	$(9,147)	—	$(9,147)
Discount on convertible promissory notes	—	—	—	—	—	—	6,939	—	—	6,939	—	6,939
Warrants for common stock issued for services and equipment	—	—	—	—	—	—	3,168	—	—	3,168	—	3,168
Deemed issuance of common stock in conjunction with the Business Combination	6,145	—	—	—	—	—	41,452	—	—	41,452	—	41,452
Common stock issued for services	188	—	—	—	—	—	549	—	—	549	—	549
Exercise of warrants for common stock	2,227	—	—	—	—	—	6	—	—	6	—	6
Exercise of common stock options	5	—	—	—	—	—	15	—	—	15	—	15
Stock based compensation	—	—	—	—	—	—	1,641	—	—	1,641	—	1,641
Receipt of common stock from officers as payment on subscription receivable	—	—	—	—	—	—	(539)	465	—	(74)	—	(74)
Reclassification of common stock warrant derivative	—	—	—	—	—	—	(279)	—	—	(279)	—	(279)
Interest income on subscriptions receivable	—	—	—	—	—	—	—	(50)	—	(50)	—	(50)

GLOBAL EAGLE ENTERTAINMENT INC.
CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT) (continued)
(In thousands)

	Common Stock		Common Stock Non-Voting		Treasury Stock		Additional	Subscriptions	Accumulated	Total Global Eagle Entertainment Inc.	Non-Controlling	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Paid-in Capital	Receivable	Deficit	Stockholders' Equity	Interest	Stockholders' Equity (Deficit)
Net loss	—	—	—	—	—	—			(42,803)	(42,803)	—	(42,803)
Balance, December 31, 2012	23,405	$2	—	$—	—	$—	$130,780	$(453)	$(128,912)	$1,417	—	$1,417
Reclassification of MLBAM warrants	—	—	—	—	—	—	2,696	—	—	2,696	—	2,696
Reclassification of Series C warrants	—	—	—	—	—	—	2,879	—	—	2,879	—	2,879
Change in fair value of common stock warrants	—	—	—	—	—	—	93	—	—	93	—	93
Warrants for common stock issued for services and equipment	—	—	—	—	—	—	359	—	—	359	—	359
Exchange of Warrants for Common Stock	898	—	—	—	—	—	13,235	—	—	13,235	—	13,235
Recapitalization as a result of Row 44 Merger	15,373	2	4,750	1	—	—	105,543	—	—	105,546	—	105,546
Stock purchase of AIA	—	—	14,368	1	(3,054)	(30,659)	144,256	—	—	113,598	25,287	138,885
Repurchase and retirement of common stock	(103)	—	—	—	—	—	(1,191)	—	—	(1,191)	—	(1,191)
Shares of the Company issued to acquire PMG	432	—	—	—	—	—	4,447	—	—	4,447	—	4,447
Conversion of Sponsor promissory note to warrants	—	—	—	—	—	—	(491)	—	—	(491)	—	(491)
Waiver of sponsor warrants	—	—	—	—	—	—	9,900	—	—	9,900	—	9,900
Issuance of stock to former executive	104	—	—	—	—	—	1,527	—	—	1,527	—	1,527
Issuance of common stock, net of offering costs	15,793	1	—	—	—	—	204,007	—	—	204,008	—	204,008
Stock-based compensation	—	—	—	—	—	—	3,009	—	—	3,009	—	3,009
Interest income on subscription receivable	—	—	—	—	—	—	—	(25)	—	(25)	—	(25)
Purchase of subsidiary share from a non-controlling interest	—	—	—	—	—	—	(187)	—	—	(187)	(15,182)	(15,369)
Total comprehensive income (loss)	—	—	—	—	—	—	—	—	(115,031)	(115,031)	290	(114,741)
Balance, December 31, 2013	55,902	$5	19,118	$2	(3,054)	$(30,659)	$620,862	$(478)	$(243,943)	$345,789	$10,395	$356,184

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL EAGLE ENTERTAINMENT INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year ended
	December 31,
	2013	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(114,741)	$(42,803)	$(18,701)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	30,850	1,229	928
Non-cash interest on convertible promissory notes	—	9,629	250
Change in fair value of derivative financial instruments	63,961	3,576	—
Stock-based compensation	4,536	1,641	93
Warrants for common stock issued for services	452	2,555	—
Common stock issued for services	—	550	—
Deferred income taxes	(4,904)	—	—
Other	(203)	(109)	192
Changes in operating assets and liabilities:
Accounts receivable	(2,043)	(3,876)	795
Inventory	(3,054)	(1,215)	793
Content library	(9,377)	—	—
Prepaid expenses and other current assets	(7,648)	(1,793)	(954)
Deposits and other assets	—	(356)	—
Accounts payable and accrued expenses	(22,508)	(7,422)	4,915
Deferred revenue	5,384	(886)	7,694
Income Taxes Payable	5,150	—	—
NET CASH USED IN OPERATING ACTIVITIES	(54,145)	(39,280)	(3,995)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(11,477)	(2,432)	(594)
Cash received from Row 44 Merger	159,305	—	—
Cash received from AIA Stock Purchase	22,135	—	—
Purchase of PMG, net of cash acquired	(10,563)	—	—
Purchase of IFES, net of cash acquired	(34,346)	—	—
Proceeds from sale of investment	6,286	—	—
Purchase of investment in Allegiant Systems	(1,500)	—	7
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	129,840	(2,432)	(587)

GLOBAL EAGLE ENTERTAINMENT INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

	Year ended
	December 31,
	2013	2012	2011
CASH FLOWS FROM FINANCING ACTIVITIES:
Acquisition of AIA non-controlling interest	(15,369)	—	—
Proceeds from issuance of PAR note	19,000	10,000	10,000
Payment of PAR note	(19,000)	—	—
Proceeds from issuance of common stock, net of offerings costs of $7.1 million	204,008	—	—
Payments on notes payable	(5,637)	(13)	(13)
Repurchase of common stock warrants	(800)	7	6
Payments of withholding taxes on cashless exercise of stock based awards in Business Combination	(1,191)	15	—
Proceeds from the issuance of preferred stock and warrants	—	24,981	—
Other	—	—	(90)
NET CASH PROVIDED BY FINANCING ACTIVITIES	181,011	34,990	9,903
Effects of exchange rate movements on cash and cash equivalents	—	—	—
Net increase (decrease) in cash and cash equivalents	256,708	(6,722)	5,321
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	2,088	8,810	3,489
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$258,796	$2,088	$8,810
Supplemental disclosures of cash flow information
Cash paid for:
Taxes	$6,232	$5	$7
Interest	$2,071	$6	$3
Significant non-cash items:
Issuance of sponsor warrants in exchange for notes payable	$9,900	$—	$—
Issuance of common stock to repurchase Global Eagle public company	$13,235	$—	$—
Notes payable and accrued interest converted into preferred stock and warrants	$—	$20,790	$—
Inventory converted to property and equipment	$5,575	$—	$—
Satisfaction of advances and subscriptions receivable via surrender of commons stock	$—	$539	$160
Property and equipment purchased with warrants for common stock	$—	$614	$—

The accompanying notes are an integral part of these consolidated financial statements.

Global Eagle Entertainment Inc.
Notes to Consolidated Financial Statements

Note 1. Business

Global Eagle Entertainment Inc. ("GEE"), is a Delaware corporation headquartered in Marina Del Rey, California. GEE together with its consolidated subsidiaries is referred to as the (“Company”). The Company's business is focused on providing Wi-Fi Internet Connectivity and Content to the airline industry.

Connectivity

The Company's Connectivity service offering provides its airline partners and their passengers Wi-Fi connectivity over Ku-band satellite transmissions. The Company's Connectivity services are delivered through its wholly owned subsidiary, Row 44, Inc. ("Row 44"), which combines specialized network equipment, media applications and premium content services that allow airline passengers to access in-flight Internet, live television, on-demand content, shopping and travel-related information.

Content

The Company's Content services offering selects, manages, and distributes wholly-owned and licensed media content, video and music programming, applications, and video games to the airline industry through its majority-owned subsidiary, Advanced Inflight Alliance AG ("AIA"), the business it acquired from Post Modern Edit, LLC and related entities (such business, which the Company operates through wholly-owned subsidiaries, is referred to herein as "PMG"), and Travel Entertainment Group Equity Limited and subsidiaries ("IFES").

Prior to January 31, 2013, the Company was known as Global Eagle Acquisition Corp. (“GEAC”), which was formed in February 2011 to effect a merger, capital stock exchange, asset acquisition or similar business combination with one or more businesses. Effective in the first quarter of 2013, and in conjunction with the business combination transaction (the "Business Combination") in which GEAC acquired Row 44 and 86% of the issued and outstanding shares of AIA, GEAC changed the Company's name from Global Eagle Acquisition Corp. to Global Eagle Entertainment Inc. In addition, on July 10, 2013, the Company purchased substantially all the assets of Post Modern Edit, LLC and related companies. Further, on October 18, 2013, the Company completed the stock acquisition of the U.K. parent of IFES. Refer to Note 3. Business Combinations for additional information. Following the Business Combination, the Company acquired additional outstanding shares of AIA to increase its ownership of AIA's shares to 94%.

Note 2. Basis of Presentation and Summary of Significant Accounting Policies

The following is a summary of the significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements.

Basis of Presentation

Since Row 44 was deemed the accounting acquirer in the Business Combination consummated on January 31, 2013, the historical financial information for the years ended December 31, 2012 and 2011 reflects the financial information and activities only of Row 44. In conjunction with the Business combination on January 31, 2013, outstanding shares of Row 44 par value $0.0001 common stock were converted into Global Eagle par value $0.0001 common stock. As Row 44 was deemed the accounting acquirer in the Business Combination, the historical financial information for the years ended December 31, 2012 and 2011 reflects the financial information and activities only of Row 44 as the predecessor entity. The historical equity of Row 44 has been retroactively adjusted to reflect the equity structure of GEAC, using the respective exchange ratios established in the Business Combination, which reflects the number of shares GEAC issued to equity holders of Row 44 at the Business Combination date. The retroactive revision of Row 44’s equity as of January 1, 2011 includes Row 44’s redeemable preferred stock, certain vested warrants and stock options had they been converted as of January 1, 2009, which is consistent with the terms of the transaction. Accordingly, all common and preferred shares and per share amounts for all periods presented in these consolidated financial statements and notes thereto have been adjusted retrospectively, where applicable, to reflect the respective exchange ratios established in the Business Combination. For details on the Row 44 share conversion to Global Eagle common stock, refer to the Company’s definitive proxy statement filed on schedule 14(a) on January 17, 2013.

Table of Content
Global Eagle Entertainment Inc.
Notes to Consolidated Financial Statements

The presented financial information for the year ended December 31, 2013 includes the financial information and activities of Row 44 for the period January 1, 2013 to December 31, 2013 (365 days) as well as the financial information and activities of GEE and AIA for the period January 31, 2013 to December 31, 2013 (335 days), PMG for the period July 10, 2013 to December 31, 2013 (174 days), and IFES for the period October 18, 2013 to December 31, 2013 (75 days).

Principles of Consolidation

Investments that the Company has the ability to control, through a majority voting interest or otherwise, or with respect to which it is the primary beneficiary, are consolidated. Earnings or losses attributable to any non-controlling interests in a Company subsidiary, such as the non-controlling interests in AIA, are included in net income (loss) in the Company's consolidated statements of operations. Any investments in affiliates over which the Company has the ability to exert significant influence, but does not control and with respect to which it is not the primary beneficiary, are accounted for using the equity method of accounting. Investments in affiliates for which the Company has no ability to exert significant influence are accounted for using the cost method of accounting. During the year ended 2013, the Company acquired an approximate 18% interest in a privately held company for approximately $1.5 million. Unrealized gains or losses relating to available-for-sale securities are accounted for by adjusting the carrying amount of the securities to their fair value during each reporting period. Any unrealized gains or losses as a result of changes to the fair value of the available-for-sale securities is recognized in accumulated other comprehensive income (loss).

Acquisitions are included in the Company's consolidated financial statements from the date of the acquisition. The Company uses purchase accounting for its acquisitions, which results in all assets and liabilities of acquired businesses being recorded at their estimated fair values on the acquisition dates. All intercompany balances and transactions have been eliminated in consolidation, including the shares that AIA owns in GEE through its historical investment in Row 44, which is accounted for as treasury stock in the consolidated financial statements.

Use of Estimates

The preparation of the Company's consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue (relative selling price of deliverables) and expenses during the reporting period. Significant items subject to such estimates and assumptions include revenue, allowance for doubtful accounts, fair value of issued common stock warrants, the assigned value of acquired assets and assumed and contingent liabilities associated with business combinations, valuation of media content inventory, useful lives and impairment of property and equipment, intangible assets, goodwill and other assets, the fair value of the Company's equity-based compensation awards, and deferred income tax assets and liabilities. Actual results could differ materially from those estimates. On an ongoing basis, the Company evaluates its estimates compared to historical experience and trends, which form the basis for making judgments about the carrying value of assets and liabilities.

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

Table of Content
Global Eagle Entertainment Inc.
Notes to Consolidated Financial Statements

received from its customers, the Company assesses whether it maintains the principal relationship, whether it bears credit risk and whether it has latitude in establishing prices with the airlines.

The Company's revenue is principally derived from the following services:

Connectivity

Equipment Revenue. Equipment revenue is recognized when title and risk pass to the buyer, which is generally upon shipment or arrival at destination depending on the contractual arrangement with the customer. In determining whether an arrangement exists, the Company ensures that a binding arrangement is in place, such as a standard purchase order or a fully executed customer-specific agreement. In cases where a customer has the contractual ability to accept or return equipment within a specific time frame, the Company will provide for return reserves when and if necessary, based upon historical experience.

In certain cases where the Company sells its equipment on a stand-alone basis, it may charge a fee for obtaining Supplemental Type Certificates (“STCs”) obtained from the Federal Aviation Administration, which allow its equipment to operate on certain model/type of aircraft. To the extent that the Company contracts to sell STCs fees in equipment-only sales, the Company will record these fees as revenue. Total STC fees recognized as revenue in the years ended December 31, 2013, 2012 and 2011 were $0.7 million, $0.2 million and $0, respectively.

Included in equipment revenue are certain deferred obligations that exist pursuant to the Company's contractual arrangements and typically include, but are not limited to, technical support, regulatory support, network support and installation support. These support-based arrangements are customarily bundled with the Company's contracts and are accounted for as a single unit of account. To the extent that these support services have value on a standalone basis, the Company allocates revenue to each element in the arrangement based upon their relative fair values. Fair value is determined based upon the best estimate of the selling price, and the fair value of undelivered elements is deferred and recognized over the performance or contractual period and is included in equipment revenue. The most significant of the deferred obligations are typically network support, which includes 24/7 operational support for the airlines for which the Company incurs significant and periodic external and internal costs to deliver on a daily basis.

Service Revenue. Service revenue includes in-flight Wi-Fi Internet services, live television, on-demand content, shopping and click-through advertising revenue from travel-related information. Service revenue is recognized after it has been rendered and the customer can use the service, which customarily is in the form of (i) enplanement for boarded passengers, (ii) usage by passengers, depending upon the specific contract, and (iii) other revenues such as advertising sponsorship. The Company assesses whether performance criteria have been met and whether its service fees are fixed or determinable based on a reconciliation of the performance criteria and an analysis of the payment terms associated with the transaction. The reconciliation of the performance criteria generally includes a comparison of third-party performance data to the contractual performance obligation and to internal or customer performance data in circumstances where that data is available.

In certain cases, the Company records service revenue based on available and preliminary information from its network operations. Amounts collected on the related receivables may vary from reported information based upon third party refinement of estimated and reported amounts owed that generally occurs typically within thirty days of the period end. For all years presented, the difference between the amounts recognized based on preliminary information and cash collected was not material.

Content

Licensing Revenue. Content licensing revenue is principally generated through the sale or license of media content, video and music programming, applications, and video games to the airlines, and to a lesser extent through various services such as encoding and editing of media content. Revenue from the sale or license of content is recognized when the content has been delivered and the contractual performance obligations have been fulfilled, generally at the time a customer's license period begins. For arrangements in which the license period commences after the delivery of content, revenue is not recognized until the license period commences even if delivery and performance obligations have already occurred. In certain cases, the Company estimates licensing revenues from airline customers. The Company believes it has the ability to reasonably estimate the amounts that will ultimately be collected such that it recognizes these amounts when earned.

Services Revenue. Content services revenue, such as technical services, the encoding of video products, development of graphical interfaces or the provision of materials, are billed and recognized as services are performed.

Table of Content
Global Eagle Entertainment Inc.
Notes to Consolidated Financial Statements

The Company extends credit to its customers. An allowance for doubtful accounts is maintained for estimated losses resulting from the inability of the Company's customers to make required payments. Management specifically analyzes the age of customer balances, historical bad debt experience, customer credit-worthiness, and changes in customer payment terms when making estimates of the collectability of the Company's trade accounts receivable balances. If the Company determines that the financial condition of any of its customers has deteriorated, whether due to customer specific or general economic issues, an increase in the allowance may be made. After all attempts to collect a receivable have failed, the receivable is written off. The following table provides a reconciliation in the change in the Company’s allowance for doubtful accounts for the years ended December 31st (in thousands):

	Year ended December 31,
	2013	2012	2011
Accounts receivable, gross	$66,145	$8,299	$4,423
Less: Allowance for doubtful accounts	$(1,929)	$(7)	$(7)
Accounts receivable, net	$64,216	$8,292	$4,416

Movements in the balance for allowance for doubtful accounts are not material. Increases during 2013 are primarily due to the acquisitions made during 2013, and the resulting increases in accounts receivables.

Cost of Sales

Connectivity

Connectivity costs of sales consist primarily of equipment fees paid to third party manufacturers, certain revenue recognized by the Company and shared with its customers or partners as a result of its revenue-sharing arrangements, Internet connection and satellite charges and other platform operating expenses associated with the Company's Connectivity business, including depreciation of internally developed software, website development costs, and hardware used to build and operate the Company's Connectivity platform, and personnel costs relating to information technology.

Content

Content costs of sales consist primarily of the costs to license or purchase media content, and direct costs to service content for the airlines. Included in Content cost of sales is amortization expense associated with the purchase of film content libraries acquired in business combinations and in the ordinary course of business.

Product Development

Product research and software development costs, other than certain internal-use software costs qualifying for capitalization, are expensed as incurred. Costs of computer software or websites developed or obtained for internal use that are incurred in the preliminary project and post implementation stages are expensed as incurred. Certain costs of developing internal-use software incurred during the application and development stage, which include employee and outside consulting compensation and related expenses, costs of computer hardware and software, website development costs and costs incurred in developing additional features and functionality of the services, are capitalized. The estimated useful life of costs capitalized is evaluated for each specific project. Capitalized costs are generally amortized using the straight-line method over a three year estimated useful life, beginning in the period in which the software is ready for its intended use. Unamortized amounts are included in property and equipment, net in the accompanying consolidated balance sheets. Capitalized software development costs totaled $1.4 million for the year ended December 31, 2013. There were no software development costs capitalized in the same periods in 2012 and 2011.

The Company's product development expenditures are focused on developing new products and services, and obtaining STCs as required by the Federal Aviation Administration for each model/type of aircraft prior to providing Connectivity services. To the extent that the Company is contracted to obtain STCs, and customers reimburse these costs, the Company will record these reimbursements directly against its product development expenses.

Table of Content
Global Eagle Entertainment Inc.
Notes to Consolidated Financial Statements

Stock-Based Compensation

Stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service period, which is the vesting period, on a straight-line basis. The Company uses the Black-Scholes option pricing model to determine the grant date fair value of stock options, none of which include market conditions. The Company estimates fair value of share-based awards using the Black-Scholes model. This model requires the Company to estimate the expected volatility and the expected term of the stock options which are highly complex and subjective variables. The variables take into consideration, among other things, actual and projected employee stock option exercise behavior. The Company uses a predicted volatility of its stock price during the expected life of the options that is based on the historical performance of the Company's stock price as well as including an estimate using similar companies. Expected term is computed using the simplified method as the Company's best estimate given its lack of actual exercise history. The Company has selected a risk-free rate based on the implied yield available on U.S. Treasury securities with a maturity equivalent to the expected term of the stock. Stock-based awards are comprised principally of stock options.

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

Stock and Warrant Repurchases

Shares repurchased by the Company are accounted for when the transaction is settled. Repurchased shares held for future issuance are classified as treasury stock. Shares formally or constructively retired are deducted from common stock at par value and from additional paid in capital for the excess of cash paid over par value. If additional paid in capital has been exhausted, the excess over par value is deducted from retained earnings. Direct costs incurred to acquire the shares are included in the total cost of the repurchased shares.

Warrants repurchased are accounted for at their fair value on the date the transaction is settled. Any excess of cash paid, or the value of common stock exchanged, over the fair value of warrant repurchases on the settlement date is recorded as an expense in the Company’s consolidated statement of operations.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an initial maturity of 90 days or less to be cash equivalents.

Restricted Cash

The Company maintains certain letters of credit agreements with its airlines partners, which are secured by the Company’s cash for periods of less than one year and up to three years. As of December 31, 2013 and 2012, the Company had restricted cash of $3.3 million and $0.0 million, respectively. As of December 31, 2013, $1.0 million and $2.5 million of restricted cash is included in other current and other long term assets, respectively, in the consolidated balance sheets.

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

The Company sometimes uses derivative financial instruments such as interest rate swaps to hedge interest rate risks. These derivatives are recognized at fair value on the transaction date and subsequently remeasured at fair value. Derivatives are measured as financial assets when their fair value is positive and as financial liabilities when their fair value is negative. Gains or losses on changes in the fair value of derivatives are recognized immediately in its consolidated statement of operations as a component of other income (expense) as they do not qualify for hedge accounting.

Long-Lived Assets

Table of Content
Global Eagle Entertainment Inc.
Notes to Consolidated Financial Statements

The Company evaluates the recoverability of its long-lived assets with finite useful lives, including its infinite lived intangible assets acquired in business combinations, for impairment when events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. Such trigger events or changes in circumstances may include: a significant decrease in the market price of a long-lived asset, a significant adverse change in the extent or manner in which a long-lived asset is being used, significant adverse change in legal factors or in the business climate, including those resulting from technology advancements in the industry, the impact of competition or other factors that could affect the value of a long-lived asset, a significant adverse deterioration in the amount of revenue or cash flows we expect to generate from an asset group, an accumulation of costs significantly in excess of the amount originally expected for the acquisition or development of a long-lived asset, current or future operating or cash flow losses that demonstrate continuing losses associated with the use of a long-lived asset, or a current expectation that, more likely than not, a long-lived asset will be sold or otherwise disposed of significantly before the end of its previously estimated useful life. The Company performs impairment testing at the asset group level that represents the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. If events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable and the expected undiscounted future cash flows attributable to the asset group are less than the carrying amount of the asset group, an impairment loss equal to the excess of the asset's carrying value over its fair value is recorded. Fair value is determined based upon estimated discounted future cash flows. Through December 31, 2013, the Company has identified no such impairment loss. Assets to be disposed of would be separately presented on the balance sheets and reported at the lower of their carrying amount or fair value less costs to sell, and would no longer be depreciated or amortized.

Inventory, net

Equipment inventory. Equipment inventory, which is classified as finished goods, is comprised of individual equipment parts and assemblies and are recorded at the lower of cost or market. The Company provides inventory write-downs based on excess and obsolete inventories determined primarily by future demand forecasts. The write-down is measured as the difference between the cost of the inventory and market, based upon assumptions about future demand and charged to the provision for inventory, which is a component of cost of goods sold. At the point of the loss recognition, a new, lower cost basis for that inventory is established, and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis.

At December 31, 2013 and December 31, 2012, there was approximately $6.2 million and $6.1 million, respectively, of deferred equipment costs included in inventory and other long-term assets. The deferred equipment costs pertain to certain costs expended in advance of services for one airline, and are amortized ratably over the underlying term of the agreement through 2020.

The Company is not directly responsible for warranty costs related to equipment it sells to its customers. The vendors that supply each of the individual parts, which comprise the assemblies sold by the Company to customers, are responsible for equipment warranty directly to the customer.

Content Library

The content library was acquired in the AIA stock purchase and was recorded at fair value. The useful life of licensed film rights within the content library corresponds to the respective period over which the film rights will be licensed and generate revenues over a period of 1.5 years. Licensed film rights are amortized ratably over their expected revenue streams and included in cost of sales. Certain film rights in the Company's portfolio may be used in perpetuity under certain conditions. The content library is tested for impairment periodically, but no less than annually. Considering the marketability of the given film right, an impairment loss is recognized as necessary. If the estimated future cash flows for a given film right are lower than its carrying amount as of the reporting date, an impairment loss is recognized in such period.

Subsequent to the AIA stock purchase, additions to the content library represent minimum guaranteed amounts or flat fees to acquire film rights from film studios. Amounts owed in excess of the capitalized minimum guarantees are expensed and accrued as a liability when the Company's revenues from exploiting the film right have fully recouped the minimum guarantee based on the contractual royalty rates.

Table of Content
Global Eagle Entertainment Inc.
Notes to Consolidated Financial Statements

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

During 2013, the Company purchased and capitalized $5.3 million of Connectivity equipment, which is installed on aircrafts of a single customer to facilitate expanded services over a five-year period free of charge. The Company capitalized the costs of this equipment on its balance sheet as it retained legal title to the equipment over the five-year use period, and will depreciate these costs over their five-year useful life period.

Intangible Assets and Goodwill

The Company performs valuations of assets acquired and liabilities assumed on each acquisition accounted for as a business combination, and allocates the purchase price of each acquired business to its respective net tangible and intangible assets. Acquired intangible assets principally include customer relationships, technology, and content library. The Company determines the appropriate useful life by performing an analysis of expected cash flows based on historical experience of the acquired businesses. Intangible assets are amortized over their estimated useful lives using the straight-line method, which approximates the pattern in which the majority of the economic benefits are expected to be consumed.

Amortization of film rights intangible assets with finite useful lives is recognized in the statements of operations under cost of sales.

Goodwill represents the excess of the cost of an acquired entity over the fair value of the acquired net assets. Goodwill is not amortized, instead it is tested for impairment annually or when events or circumstances change that would indicate that goodwill might be impaired. Events or circumstances that could trigger an impairment review include, but are not limited to, a significant adverse change in legal factors or in the business climate, an adverse action or assessment by a regulator, unanticipated competition, a loss of key personnel, significant changes in the manner of the Company's use of the acquired assets or the strategy for the Company's overall business, significant negative industry or economic trends or significant under-performance relative to expected historical or projected future results of operations.

Goodwill is tested for impairment at the reporting unit level, which is one level below or the same as an operating segment. As of December 31, 2013, the Company determined that it has two reporting units, Content and Connectivity. When testing goodwill for impairment, the Company first performs a qualitative assessment to determine whether it is necessary to perform step one of a two-step annual goodwill impairment test for each reporting unit. The Company is required to perform step one only if it concludes that it is more likely than not that a reporting unit's fair value is less than its carrying value. Should this be the case, the first step of the two-step process is to identify whether a potential impairment exists by comparing the estimated fair values of the Company's reporting units with their respective book values, including goodwill. If the estimated fair value of the reporting unit exceeds book value, goodwill is considered not to be impaired, and no additional steps are necessary. If, however, the fair value of the reporting unit is less than book value, then the second step is performed to determine if goodwill is impaired and to measure the amount of impairment loss, if any. The amount of the impairment loss is the excess of the carrying amount of the goodwill over its implied fair value. The estimate of implied fair value of goodwill is primarily based on an estimate of the discounted cash flows expected to result from that reporting unit, but may require valuations of certain internally generated and unrecognized intangible assets such as the Company's software, technology, patents and trademarks. If the carrying amount of goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to the excess.

As of December 31, 2013, the entire balance of goodwill of $52.3 million was attributed to the Company's Content reporting unit. The Company's most recent annual impairment analysis was performed on October 1, 2013 in the fourth quarter of the year ended December 31, 2013 and based upon its qualitative assessment coupled with the recent acquisition by the

Table of Content
Global Eagle Entertainment Inc.
Notes to Consolidated Financial Statements

Company in 2013, the Company determined that there was no impairment of its goodwill balance at December 31, 2013. Refer to Note 3. Business Combinations for changes during the year affecting the Goodwill balances since the business acquisition date.

Business Acquisitions and Supplemental Pro Forma Information

The Company accounts for acquisitions of businesses using the purchase method of accounting where the cost is allocated to the underlying net tangible and intangible assets acquired, based on their respective estimated fair values. The excess of the purchase price over the estimated fair values of the net assets acquired is recorded as goodwill. Determining the fair value of certain acquired assets and liabilities is subjective in nature and often involves the use of significant estimates and assumptions, including, but not limited to, the selection of appropriate valuation methodology, projected revenue, expenses and cash flows, weighted average cost of capital, discount rates, estimates of advertiser and publisher turnover rates and estimates of terminal values. Additionally, any non-controlling interests in an acquired business are recorded at their acquisition date fair values. Business acquisitions are included in the Company's consolidated financial statements as of the date of the acquisition.

On January 31, 2013, the Company completed the acquisition of 86% of the issued and outstanding shares of AIA, a media content distributor to the airline industry with corporate headquarters based in Munich, Germany. On July 9, 2013, the Company acquired substantially all of the assets of Post Modern Edit, LLC and related entities. On October 18, 2013, the Company completed the acquisitions of 100% of the issued and outstanding shares of the U.K parent of IFES. All of these acquisitions were accounted for as business combinations. Refer to Note 3. Business Combinations for further information on the acquisitions of AIA, PMG and IFES in 2013.

Deferred Revenue and Costs

Deferred revenue consists substantially of amounts received from customers in advance of the Company's performance service period and fees deferred for future support services. Deferred revenue is recognized as revenue on a systematic basis that is proportionate to the period that the underlying services are rendered, which in certain arrangements is straight-line over the remaining contractual term or estimated customer life of an agreement.

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

Foreign Currency

The vast majority of the Company's foreign subsidiaries’ customers are airlines and major US-based studios. As the standard currency of transacting for service revenue and related costs of the worldwide airline industry is the U.S. dollar, the Company concluded that the financial position and results of operations of the majority of its foreign subsidiaries are determined using the US dollar currency as the functional currency. Current or liquid assets and liabilities of these subsidiaries are remeasured at the exchange rate in effect at each period end. Long term assets such as goodwill, purchased intangibles and property and equipment are remeasured at historical exchange rates. The vast majority of the income statement accounts are translated at the average rate of exchange prevailing during the period, with the exception of amortization and depreciation expense, which are remeasured using historical exchange rates. Adjustments arising from the fluctuations in exchange rates for the translation of financial statements from period to period are included in the consolidated statements of operations.

Table of Content
Global Eagle Entertainment Inc.
Notes to Consolidated Financial Statements

Income Taxes

Deferred income tax assets and liabilities are recognized for temporary differences between the financial statement carrying amounts of assets and liabilities and the amounts that are reported in the income tax returns. Deferred taxes are evaluated for realization on a jurisdictional basis. The Company records valuation allowances to reduce deferred tax assets to the amount that is more likely than not to be realized. In making this assessment, management analyzes future taxable income, reversing temporary differences and ongoing tax planning strategies. Should a change in circumstances lead to a change in judgment about the realizability of deferred tax assets in future years, the Company will adjust related valuation allowances in the period that the change in circumstances occurs, along with a corresponding increase or charge to income. Due to the uncertainty over its ability to realize future taxable income in certain jurisdictions, the Company has recorded a valuation allowance of $48.9 million and $39.1 million against its domestic deferred tax assets as of December 31, 2013 and 2012, respectively, and $1.9 million and $0.0 million against its domestic and foreign deferred tax assets as of December 31, 2013, and 2012, respectively.
The Company is subject to the accounting guidance for uncertain income tax positions. The Company's policy for recording interest and penalties associated with uncertain tax positions is to record such items as a component of income tax expense.

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

The following tables summarize the Company's financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2013, and December 31, 2012, respectively (in thousands):

	December 31, 2013	Quotes Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Earn-out liability (1)	$1,421	$—	$—	$1,421
Global Eagle warrants (2)	71,570	71,570	—	—
Total financial liabilities	$72,991	$71,570	$—	$1,421

(1) Includes $1.4 million earn-out liability for EIM, a subsidiary of AIA assumed in the Business Combination.
(2) Includes 15,571,050 public warrants and 333,333 sponsor warrants.

Table of Content
Global Eagle Entertainment Inc.
Notes to Consolidated Financial Statements

	December 31, 2012	Quotes Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Series C warrants	$5,482	$—	$—	$5,482
Common stock warrants	2,696	—	—	2,696
Total financial liabilities	$8,178	$—	$—	$8,178

During the year ended December 31, 2013, the Series C warrants and common stock warrants were reclassified into equity and transferred out of level 3.

The valuation methodology used to estimate the fair value of the financial instruments in the table above is summarized as follows:

Earn-Out Liability. The fair value of the earn-out liability was largely comprised of an assumed obligation in the AIA stock purchase and is estimated by using the income approach. Based on the respective purchase agreements, management estimated best case, base case, and worst case scenarios and discounted it to a present value. The sum of the discounted weighted average probabilities was used to arrive at the fair value of the earn-out liability.

Derivative Warrants. The fair value of Global Eagle's warrants, recorded as derivative warrant liabilities, is determined by the Company using the quoted market prices for the Company's over the counter publicly traded warrants. During 2013, the Company (i) repurchased and retired 500,000 of the public warrants and (ii) exchanged 2.9 million of the public warrants into 0.9 million shares of its common stock. On reporting dates where there are no active trades, the Company uses the last reported closing trade price of the warrants to determine the fair value. The Company recorded an expense from the change in the fair value of these warrants during the year ended December 31, 2013 of approximately $64.0 million. There was no income (expense) from these warrants in the year ended December 31, 2012.

The fair values of warrants for Row 44's Series C warrants that were assumed by the Company upon the acquisition of Row 44 were determined using the Black-Scholes model, which utilizes level 3 unobservable inputs. Significant inputs used in valuing the derivatives included (i) the Company's current stock price, (ii) the Company's expected stock-price volatility, and (iii) the contractual term of the instrument. Significant increases (decreases) in any of these inputs could result in a significantly lower (higher) fair value measurement. Generally, a change in the assumption used for the contracted term is accompanied by a change in the assumption used for the risk-free rate and the expected stock volatility. During the year ended December 31, 2013, the Series C warrants were reclassified from derivative liabilities to stockholders' equity (deficit) due to certain exercise price adjustments that expired on June 7, 2013.

Prior to June 7, 2013, the change in the fair value of the Series C warrants derivative liabilities was presented as a part of changes in fair value of derivatives in the accompanying consolidated statements of operations. Income (expense) from the series C warrants for the year ended December 31, 2013, 2012, and 2011 was $(0.1) million, $(3.6) million and $0.0 million, respectively. Refer to Note 12. Stock Options, Common Stock and Warrants for the level 3 assumptions used in the level 3 Black-Scholes model calculations on the warrants.

The following table shows both the carrying amounts, which approximate the fair values, of the Company's financial assets and liabilities in the consolidated financial statements at December 31, 2013 and December 31, 2012, respectively (in thousands):

	December 31, 2013		December 31, 2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Liabilities:
Notes Payable	$10,801	$10,801	$—	$—

Table of Content
Global Eagle Entertainment Inc.
Notes to Consolidated Financial Statements

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

The following tables present the fair value roll-forward reconciliation of level 3 assets and liabilities measured at fair value basis for the year ended December 31, 2013, and 2012, respectively (in thousands):

	Series C Warrants	Common Stock Warrants	Earn-Out Liabilities	Total
Balance, December 31, 2012	$5,482	$2,696	$—	$8,178
Reclassification to equity	(2,879)	(2,696)	—	(5,575)
Change in value	132	—	—	132
Elimination of Row 44 Series C-1 Preferred Warrants held by AIA	(2,735)	—	—	(2,735)
Level 3 EIM earn-out liability	—	—	1,421	1,421
Balance, December 31, 2013	$—	$—	$1,421	$1,421

	Series C Warrants	Common Stock Warrants	Earn-Out Liability	Total
Balance, December 31, 2011	$—	$—	$—	$—
Issuance of warrants	4,323	279	—	4,602
Change in value	1,159	2,417	—	3,576
Balance, December 31 2012	$5,482	$2,696	$—	$8,178

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

Table of Content
Global Eagle Entertainment Inc.
Notes to Consolidated Financial Statements

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

In July 2013, the FASB issued ASU 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Exists (“ASU 2013-11”). This pronouncement provides guidance on financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. ASU 2013-11 is intended to eliminate the diversity in practice in presenting such items. The Company will adopt this guidance as of January 1, 2014. Adoption of this guidance is not expected to have a material impact on our financial position, results of operations or cash flows.

In September 2013 the United States Treasury Department and the IRS issued final and proposed regulations (the “Tangible Property Regulations”) effective for tax years beginning on or after January 1, 2014, that provided guidance on a number of matters with regard to tangible property, including whether expenditures qualified as deductible repairs, the treatment of materials and supplies, capitalization of tangible property, dispositions of property and related elections. The Company has evaluated the regulations and has determined that they do not have a material impact on the Company’s financial reporting.

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

Note 3. Business Combinations

Accounting Treatment for the Business Combinations

On January 31, 2013, the Business Combination was consummated, in which a merger subsidiary of GEAC merged with and into Row 44 (the "Row 44 Merger") with Row 44 surviving, and concurrently GEE acquired 86% of the issued and outstanding shares of AIA, which were held by PAR Investment Partners, L.P. ("PAR"). Row 44 is considered the acquirer for accounting purposes, and the Row 44 Merger was accounted for as a recapitalization. The AIA stock purchase was accounted for as an acquisition of a business because the Company obtained effective control of AIA. Row 44 was determined to be the acquirer based on the following facts and circumstances:

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

Since the Row 44 Merger was accounted for as a recapitalization, the assets and liabilities of Row 44 and GEAC are carried at historical cost and GEE has not recorded any step-up in basis or any intangible assets or goodwill as a result of the Row 44 Merger. Under the acquisition method, the acquisition-date fair value of the gross consideration transferred to effect the AIA Stock Purchase was allocated to the assets acquired, the liabilities assumed, and non-controlling interest based on their estimated fair values. Transaction costs incurred in 2012 and in 2013 through January 31, 2013 of $16.4 million were attributable to the Business Combination and were recorded as reductions to retained earnings. In connection with the closing of the Row 44 Merger, the Company paid PAR $11.9 million under a backstop fee agreement. This was recorded as transaction costs reflected in operating results as a general and administrative expense in the year ended December 31, 2013.

At January 31, 2013, the fair values in respect of the AIA Stock Purchase were preliminary and subject to adjustment if additional information is obtained during the measurement period (a period of up to one year from the closing date) of this

Table of Content
Global Eagle Entertainment Inc.
Notes to Consolidated Financial Statements

transaction that would change the fair value allocation as of the acquisition date. At December 31, 2013, the Company finalized the fair value allocation of intangibles and goodwill associated with the AIA stock purchase.

In the consolidated financial statements, the recapitalization of the number of shares of common stock attributable to Row 44 is reflected retroactive to all periods presented, and the number of shares of common stock that was used to calculate the Company's earnings per share for all periods prior to the Business Combination is reflective of the outstanding shares during such periods on an as-if converted basis.

Row 44 Merger

Pursuant to the Row 44 Merger Agreement, all shares of capital stock of Row 44 then outstanding were converted into the right to receive shares of common stock of the Company, and all options to purchase common stock of Row 44 then outstanding were net stock settled for shares of common stock of the Company. In exchange for the shares of Row 44, the Company issued at closing 23,405,785 shares of GEAC common stock to the Row 44 equity holders. AIA's ownership of 3,053,634 shares of GEE stock was deemed to be treasury stock when the AIA stock purchase was consummated concurrently.

The cash flows related to the Row 44 Merger in the Business Combination, as reported in the consolidated statements of cash flows within the investing section for the year ended December 31, 2013, is summarized as follows (in thousands):

Amount
Operating cash	$8
Add: cash held in trust	189,255
Less: cash paid for GEAC shares that were redeemed	(101,286)
Add: cash received from backstop participants	71,250
Net cash received from Row 44 Merger	$159,227

AIA Stock Purchase

The acquisition date fair value of the consideration transferred totaled $144.3 million. The fair value was determined based on the closing market price of the Company's common stock on January 31, 2013. The preliminary goodwill recorded for the AIA stock purchase was $39.2 million, and key factors that contributed to the recognition of AIA goodwill were principally the acquisition of a trained workforce, the opportunity to expand operations internationally within the airline industry, and the opportunity to generate future savings through synergies with the existing business. None of the goodwill is deductible for tax purposes. The initial fair values set forth below were subsequently adjusted through December 31, 2013 as additional information was obtained during the measurement period of this transaction that changed the fair value allocation as of the acquisition date.

The following table summarizes the preliminary allocation of the AIA purchase price on January 31, 2013 to the estimated fair values of the assets acquired and liabilities assumed in the AIA Stock Purchase (in thousands):

Amount
Goodwill	$39,217
Existing technology – software	2,574
Existing technology – games	12,331
IPR&D	7,317
Customer relationships	80,758
Other intangibles	2,568
Content library	14,297
Other assets acquired, net of liabilities assumed	10,482
Net assets acquired	169,544
Less: Non-controlling interests	25,287
Total consideration transferred	$144,257

Table of Content
Global Eagle Entertainment Inc.
Notes to Consolidated Financial Statements

As a result of the AIA Stock Purchase, a non-controlling interest was recorded on the Company's consolidated balance sheets. As of March 31, 2013 and December 31, 2013, the remaining 14% and 6%, respectively, of AIA shares was owned by others unrelated and independent of the Company. The fair value of the non-controlling interest was determined based upon the fair value of AIA common stock on the closing date. Since the acquisition date, the results of AIA have been included in the Company’s consolidated financial results for the eleven months ended December 31, 2013 in the Content operating segment. Since the acquisition date, the amount of revenue for AIA included in the consolidated statements of operations for the year ended December 31, 2013 was $152.8 million.

Changes made in finalizing the allocation of the AIA purchase price at December 31, 2013 are further described in this note below.

PMG Asset Purchase

On July 9, 2013, the Company purchased substantially all the assets of Post Modern Edit, LLC and related entities to further expand its leadership in delivering media and content solutions to the global travel industry. Pursuant to the terms of the purchase, the Company acquired such assets of PMG in exchange for approximately $10.6 million in cash, 431,734 shares of common stock for a fair value of $4.4 million and the assumption of approximately $3.3 million in debt and $0.4 million in certain accrued obligations. The sellers of the PMG assets have the opportunity to receive an additional $5.0 million in cash if, among other things, the PMG business, combined with certain AIA businesses, achieve certain financial target milestones from the second half of 2013 through December 31, 2014 (the “PMG Earn Out”). Due to the fact that the PMG Earn Out is tied to the fulfillment of certain post-closing employment obligations by certain PMG executives, the Company is required to account for the PMG Earn Out as compensation to the sellers and is recognized as an expense, over the requisite service period. During the year ended December 31, 2013, the Company accrued for approximately $0.3 million of the PMG Earn Out obligation. The provisional goodwill recorded for the PMG asset purchase was $7.6 million, and key factors that contributed to the recognition of PMG goodwill were principally trained workforce, the opportunity to consolidate and compliment existing AIA operations within the airline industry, and the opportunity to generate future savings through synergies with the existing business. As a result of the asset purchase of PMG, the goodwill is deductible for tax purposes.
As of December 31, 2013, the Company held 151,420 of the total 431,734 shares issuable to the sellers in escrow, which are subject to certain standard warranties and representations and scheduled to be released to the sellers upon final settlement of certain post-closing terms. In addition, approximately $0.3 million of the cash proceeds is subject to a hold back to satisfy post-closing obligations as well as a working capital adjustment and any remaining portion of such hold back amount that is not subject to then pending claims will be paid to the selling shareholders upon final settlement of post-closing terms and obligations.

The following table summarizes the initial preliminary fair value of the assets and liabilities assumed in the PMG asset purchase on July 10, 2013 (in thousands):

Amount
Goodwill	$7,584
Trade Names	826
Customer relationships	6,865
Non-Compete	824
Fixed assets	3,284
Other assets acquired, net of liabilities assumed	(3,687)
Total consideration transferred	$15,696

Significant other assets and net liabilities assumed and included in the table above were $8.5 million of accounts receivable, $1.1 million of tape-stock inventory and prepaid assets, $1.1 million of restricted cash, $3.3 million of assumed indebtedness pertaining to debt assumed by the Company, and $11.1 million of accounts payable and accrued expenses outstanding and assumed at the purchase date. The fair values set forth above were preliminary and if additional information is obtained during the measurement period (a period of up to one year from the closing date) of this transaction that would change the fair value allocation as of the acquisition date. The Company incurred approximately $0.3 million in transaction costs associated with the PMG asset purchase. Since the acquisition date, the amount of revenue of PMG included in the consolidated statements of operations for the year ended December 31, 2013 was $25.1 million.

Table of Content
Global Eagle Entertainment Inc.
Notes to Consolidated Financial Statements

Changes to finalizing the allocation of the PMG purchase price at December 31, 2013 are further described in this note below.

IFES Stock Purchase

On October 18, 2013, the Company acquired the U.K. parent of IFES from GCP Capital Partners LLP and certain individuals for approximately $36.2 million in cash. IFES provides media content for use by airlines in in-flight entertainment and connectivity systems. The acquisition is intended to enhance the Company's Content operating segment.

The following table summarizes the preliminary fair value of the assets and liabilities assumed in the IFES asset purchase (in thousands):

Amount
Goodwill (1)	$12,117
Trade names	341
Customer relationships	28,258
Non-Compete	—
Fixed assets	3,498
Liabilities assumed, net of other assets acquired (1)	(7,968)
Total consideration transferred	$36,246
(1) Included in the table above are $0.5 million of deferred tax assets, $6.6 million of deferred tax liabilities and $1.2 million of accrued taxes payable as of the IFES acquisition date, which were prepared using best estimates available. Due to the preliminary nature of IFES financial results prior to the October 18, 2013 acquisition date, the Company was unable to provide an accurate assessment of certain deferred tax assets, deferred tax liabilities and estimated income taxes payable for the period(s) prior to the October 18, 2013 acquisition date. As a result, these balances are considered preliminary at December 31, 2013, and are expected to be finalized in 2014.

The preliminary goodwill recorded for the IFES acquisition was $12.1 million, and key factors that contributed to the recognition of IFES goodwill were principally trained workforce, expansion of international operations, the opportunity to consolidate and complement existing AIA and PMG operations within the airline industry, and the opportunity to generate future savings through synergies with the existing business. As a result of the stock purchase of IFES, the goodwill is not deductible for tax purposes. Significant other assets and net liabilities assumed and included in the table above were $8.0 million of accounts receivable, $0.2 million of prepaid and other current assets, $1.9 million positive cash balance,$11.0 million of accounts payable and accrued expenses outstanding and assumed at the purchase date, $1.3 million mortgage relating to the building acquired in the acquisition and a net tax liability for $6.2 million, of which $1.2 million of accrued taxes payable were recorded prior to the acquisition. The net tax liability is made up of a deferred tax asset of $0.5 million and deferred tax liabilities of $6.6 million. The Company incurred approximately $0.5 million in transaction costs associated with the IFES purchase. Since the acquisition date, the amount of revenue IFES included in the consolidated statements of operations for the year ended December 31, 2013 was $6.8 million.

Adjustments to Preliminary Allocation of AIA and PMG Fair Values

As of September 30, 2013, elements of the AIA Stock Purchase and the PMG Asset Acquisition had been disclosed as preliminary. As part of the AIA stock purchase measurement process, the Company’s estimation of certain contingent liabilities, uncertain tax positions, and accrued liabilities were not complete by the time the financial statements were issued for the three months and nine months ended September 30, 2013. The Company recognized preliminary amounts for deferred tax liabilities of $25.0 million, contingent consideration of $1.3 million, uncertain tax positions of $3.2 million and accrued liabilities and accrued expenses of $67.9 million as of March 31, 2013.

During the three months ended December 31, 2013, the Company received a final valuation report of the fair value of the AIA purchase from a third-party valuation firm. After considering the results of this valuation report, the Company estimated that the fair value of the intangible assets acquired as part of the merger with AIA to remain unchanged. However, changes were made to certain accrued liabilities specifically pertaining to under-accrued litigation reserves and certain accrued liabilities owed for periods prior to the acquisition, resulting in the preliminary accrual amount to retrospectively decrease by $6.6 million on December 31, 2013, due to this additional information, with a corresponding decrease in goodwill for the same amount. Further, the finalization of the tax provision during the year resulted in changes made to provisional amounts recorded

Table of Content
Global Eagle Entertainment Inc.
Notes to Consolidated Financial Statements

for the acquisition during the year, of $1.3 million, which retrospectively increased the deferred tax liabilities by $3.8 million on December 31, 2013, due to this new information, with a corresponding decrease to goodwill.

The following table summarizes the final fair value of the assets and liabilities assumed in the AIA asset purchase after the changes were made during the three months ended December 31, 2013 (in thousands):

	Preliminary Allocation of Purchase Price	Adjustments	Purchase Price Allocation, as Adjusted
Goodwill	$39,217	$(3,832)	$35,385
Existing technology – software	2,574	—	2,574
Existing technology – games	12,331	—	12,331
IPR&D	7,317	—	7,317
Customer relationships	80,758	—	80,758
Other intangibles	2,568	—	2,568
Content library	14,297	—	14,297
Accounts receivable, net of allowances	31,611	373	31,984
Deferred tax liability	(24,970)	(3,782)	(28,752)
Current liabilities	(63,112)	6,564	(56,548)
Other assets acquired, net of liabilities assumed	66,953	677	67,630
Net assets acquired	169,544		169,544
Less: Non-controlling interests	25,287	—	25,287
Total consideration transferred	$144,257	—	$144,257

As part of the PMG asset acquisition measurement process, the Company’s estimation of certain working capital accounts, intangible assets, and leases were not complete by the time the financial statements were issued for the three months and nine months ended September 30, 2013. The Company recognized preliminary amounts for the intangible assets for $8.5 million, with a negative net working capital amount of $0.4 million.

During the three months ended December 31, 2013, the Company received a valuation report from a third-party valuation firm. After considering the results of that valuation report, the Company estimated that the fair value of certain customer-related intangible assets and other intangible assets acquired as part of the acquisition of PMG to be $10.9 million and $1.6 million, respectively. On December 31, 2013, the carrying amount of the customer-related intangible asset was increased by $4.0 million and other intangible assets decreased by $0.1 million, on December 31, 2013. Further, other revisions, which impact the working capital amounts, were made for a net increase in liabilities by $1.5 million. Due to this new information on the intangible asset valuation and other adjustments, a corresponding decrease to goodwill of $2.7 million was recorded. In addition, $0.5 million of additional amortization expense was recognized in the three months ended December 31, 2013 related to this fair value adjustment.

The following table summarizes the changes in fair value of the assets and liabilities assumed in the PMG asset purchase after the changes were made during the three months ended December 31, 2013 (in thousands):

Table of Content
Global Eagle Entertainment Inc.
Notes to Consolidated Financial Statements

	Preliminary Allocation of Purchase Price	Adjustments	Purchase Price Allocation, as adjusted
Goodwill	$7,584	$(2,741)	$4,843
Trade Names	826	345	1,171
Customer relationships	6,865	3,998	10,863
Non-Compete	824	(428)	396
Fixed assets	3,284	—	3,284
Other Assets	1,054	280	1,334
Accounts payable and accrued liabilities	(11,125)	(1,454)	(12,579)
Other assets acquired, net of liabilities assumed	6,384	—	6,384
Total consideration transferred	$15,696		$15,696

Supplemental Pro Forma Information (Unaudited)

The pro forma financial information as presented below is for informational purposes only and is not indicative of operations that would have been achieved from the acquisitions had they taken place at the beginning of 2012. Supplemental information on an unaudited pro forma basis, as if these acquisitions had been completed as of January 1, 2012, is as follows (in thousands, except per share data):

	Year ended December 31,
	2013	2012
Revenues	$330,366	$285,479
Net Loss	(136,808)	(77,288)

The unaudited pro forma supplemental information is based on estimates and assumptions which the Company believes are reasonable and reflect amortization of intangible assets as a result of the acquisition. The pro forma results are not necessarily indicative of the results that would have been realized had the acquisitions been consummated as of the beginning of the periods presented. The pro forma amounts include the historical operating results of the Company, with adjustments directly attributable to the acquisitions. Included in the supplemental information for the year ended December 31, 2013 were certain one-time non-recurring fees associated with the Business Combination of approximately $34.5 million.

Note 4. Goodwill

The following table presents the changes in the Company’s goodwill balance for the periods presented (in thousands).

Balance at December 31, 2011	$—
Goodwill arising from business combinations	—
Balance at December 31, 2012	—
Goodwill arising from business combinations (Note 3)	52,345
Balance at December 31, 2013	$52,345

Goodwill in 2013 arose from the acquisitions of AIA, PMG and IFES as detailed in Note 3. Business Combinations. No Goodwill existed prior to 2013. Refer also to Note 3. Business Combinations for changes during the three months ended December 31, 2013 affecting the goodwill balances at December 31, 2013.

The Company's most recent annual impairment analysis was performed in the fourth quarter of the year ended December 31, 2013 and indicated that the there was no impairment of goodwill at that time.

Table of Content
Global Eagle Entertainment Inc.
Notes to Consolidated Financial Statements

Note 5. Property, Plant, and Equipment, net

At December 31, 2013 and December 31, 2012, property, plant, and equipment, net consisted of the following (in thousands).

	December 31, 2013	December 31, 2012
Leasehold improvements	$1,272	$370
Furniture and fixtures	1,590	526
Equipment	15,362	5,942
Computer equipment	3,905	981
Computer software and ERP system	2,985	155
Automobiles	297	37
Buildings	2,649	—
Albatross (aircraft)	385	385
Other	12	—
Total property, plant, and equipment	28,457	8,396
Accumulated depreciation	(7,660)	(3,757)
Property, plant, and equipment, net	$20,797	$4,639

Depreciation expense for property, plant, and equipment amounted to $3.9 million, $1.2 million, and $0.8 million for the years ended December 31, 2013, 2012, and 2011, respectively.

Depreciation expense, including software amortization expense, by classification for the years ended December 31, 2013, 2012 and 2011 is shown below (in thousands):

	Year ended
	December 31,
	2013	2012	2011
Depreciation expense:
Cost of sales	$1,113	$—	$—
Product Development	71	—	—
General and administrative	2,719	1,225	834
Total depreciation expense	$3,903	$1,225	$834

Note 6. Intangible Assets, net

As a result of the business combinations in 2013, the Company acquired definite-lived intangible assets that are primarily amortized on a straight-line basis, which approximate their expected cash flow patterns. The Company's definite-lived intangible assets have assigned useful lives ranging from 1.5 to 8 years (weighted average of 6.0 years). The Company had no material indefinite-lived intangible assets at December 31, 2012.

Table of Content
Global Eagle Entertainment Inc.
Notes to Consolidated Financial Statements

Intangible assets, net at December 31, 2013, consisted of the following (in thousands).

			December 31, 2013
	Weighted Average Useful Lives		Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Intangible assets:
Definite life:
Existing technology - software	5 years		$2,575	$(333)	$2,242
Existing technology - games	5 years		12,331	(2,041)	10,290
Developed technology	8 years		7,317	(229)	7,088
Customer relationships	7.2 years		119,879	(11,534)	108,345
Other	2.5 years		4,460	(1,353)	3,107
Content library (acquired in business combination)	1.5 years		14,298	(11,459)	2,839
Content library (acquired post business combination)	1.5 years	(1)	12,630	(3,564)	9,066
Total intangible assets			$173,490	$(30,513)	$142,977
(1) Useful life estimate based upon the content library acquired in the business combination, which approximates historical experience.

Current content library of approximately $6.6 million is classified on a standalone basis on the Company's December 31, 2013 balance sheet. The remainder of content library is classified and included within the intangible asset amount. The Company expects to record amortization of the intangible assets as follows (in thousands):

Year ending December 31,	Amount
2014	$35,888
2015	23,889
2016	21,357
2017	19,280
2018	15,326
Thereafter	27,236
Total	$142,977

The Company recorded amortization expense of $17.3 million, $0.0 million, and $0.0 million for the year ended December 31, 2013, 2012 and 2011, respectively. In addition, amortization expense of $13.2 million from the content library is included in cost of sales in the year ended December 31, 2013.

Note 7. Available-For-Sale (“AFS”) Securities

During the year ended December 31, 2013, the Company sold an AFS investment for proceeds of approximately $6.3 million and recorded a realized gain of approximately $0.1 million.

Note 8.         Other Balance Sheet Items

Accrued expenses and other liabilities consisted of the following (in thousands):

	Year ended December 31,
	2013	2012
Accounts payable & accrued liabilities	$38,566	$7,789
Content license & royalties	37,220	—
Accrued payroll	6,175	389
Total	$81,961	$8,178

Table of Content
Global Eagle Entertainment Inc.
Notes to Consolidated Financial Statements

Note 9. Commitments and Contingencies

Movie License and Internet Protocol Television (IPTV) Commitments

As a result of the AIA and PMG acquisitions, the Company assumed certain long-term commitments including movie license fees and guaranteed minimum payments owed to movie content providers. In addition, the Company has certain long-term arrangements with service and television providers to license and provide content and IPTV services that are subject to future guaranteed minimum payments.

The following is a schedule of future minimum payment obligations under movie and IPTV arrangements as of December 31, 2013:

Year ending December 31,	Amount
2014	$20,986
2015	16,046
2016	9,005
2017	6,452
2018	3,225
Thereafter	750
Total minimum payments	$56,464

Operating Lease Commitments

The Company conducts its operations utilizing leased office facilities in various locations under non-cancelable operating leases. The Company’s leases expire between June 2014 and March 2024.

The following is a schedule of future minimum lease payments under operating leases as of December 31, 2013:

Year ending December 31,	Amount
2014	$4,042
2015	2,432
2016	1,191
2017	487
2018	276
Thereafter	1,518
Total minimum lease payments	$9,946

The Company also leases certain facilities and vehicles under month-to-month arrangements. Total rent expense for the year ended December 31, 2013, 2012, and 2011 was $2.4 million, $0.5 million, and $0.4 million, respectively. The Company is responsible for certain operating expenses in connection with these leases. As a result of the PMG acquisition and reflected in the table above, the Company assumed asset purchase obligations of $1.8 million associated with a 25-year operating lease agreement.

Satellite Cost Commitments

During the year ended December 31, 2013 the Company amended its Master Services Agreement ("MSA") with its satellite service provider to provide for satellite capacity over Russia, the North Atlantic and for expansion of its existing capacity in the US and Europe. These collective amendments resulted in satellite cost commitments to $179.8 million over the period from December 31, 2013 through December 31, 2020. The Company expenses these satellite fees in the month the service is provided as a charge to cost of services.

Table of Content
Global Eagle Entertainment Inc.
Notes to Consolidated Financial Statements

The following is a schedule of future commitments under the agreement as of December 31, 2013:

Year ending December 31,	Amount
2014	$37,800
2015	37,253
2016	25,175
2017	21,822
2018	21,822
Thereafter	35,912
Total minimum payments	$179,784
Earn-out and Equipment Purchase Commitments

Through the acquisitions of AIA and PMG, the Company assumed certain obligations with respect to future earn-outs for certain employees of AIA and PMG. As of December 31, 2013, the total liabilities were approximately $1.8 million, and are expected to be paid out in full by 2015.

Through its normal course of business, the Company enters into future purchase commitments with its equipment vendors to secure future inventory for its airlines customers. As of December 31, 2013, the Company had approximately $35.0 million of future purchase commitments, of which it expects to pay $32.8 and $2.2 million in 2014 and 2015, respectively.

Legal Matters

On December 28, 2012, Advanced Media Networks, L.L.C. filed suit in the United States District Court for the Central District of California against Row 44 and one of its customers, which Row 44 has agreed to indemnify for allegedly infringing two of its patents and seeking injunctive relief and unspecified monetary damages. Both of the patents are being reexamined by the U.S. Patent & Trademark Office. Based on currently available information, the Company believes it has strong defenses and intends to defend vigorously against this lawsuit, but the outcome of this matter is inherently uncertain and could have a materially adverse effect on its Connectivity operating segment, financial condition and results of operations. The potential range of loss related to this matter cannot be determined and as a result, no reserve has been established.

On October 22, 2013, Arista Music, Sony Music Entertainment and certain parties believed to be related to the foregoing filed suit in the United States District Court for the Southern District of New York against Inflight Productions Ltd. (“IFP”), one of its customers and a third party contractor of IFP for copyright infringement and related claims and unspecified money damages. IFP is a direct subsidiary of AIA and an indirect subsidiary of the Company. The Company is in the process of evaluating the merits of this matter, which we intend to defend vigorously, however the outcome is inherently uncertain and could have a material adverse effect on the Company’s business, financial condition and results of operations. As of December 31, 2013, the Company has provided a reserve for this matter. The reserve is not material to the financial results of the Company as of December 31, 2013.

While the resolution of the above matters cannot be predicted with certainty, the Company does not believe, based on current knowledge, that the outcome of the currently pending claims or legal proceedings in which the Company is currently involved will have a material adverse effect on the Company's financial statements.

Table of Content
Global Eagle Entertainment Inc.
Notes to Consolidated Financial Statements

Note 10. Related Party Transactions

PAR 2012 Financing

In connection with certain bridge loans issued in 2011 and 2012, PAR loaned Row 44 $13.0 million and was granted warrants to purchase 65 million shares of Row 44’s common stock. In August 2012, PAR exercised these warrants. In connection with a subsequent financing in 2012, PAR’s bridge loans were converted into 55.7 million shares of Row 44’s Series C-2 Preferred Stock and PAR obtained certain warrants to purchase additional shares of Row 44’s Series C-2 Preferred Stock.

Subscription Receivables with Employees

In December 2012, Row 44 entered into an agreement with one of its officers to stock-settle his note receivable and accrued interest, which amounted to $0.5 million, in exchange for certain shares of Row 44’s common stock held by the officer.

In 2012, a former officer at Row 44 terminated employment. At December 31, 2012 and 2013, the balance of the former officer’s receivables amounted to $0.5 million and is presented as subscriptions receivable. The Company recognizes interest income when earned, using the simple interest method. The Company makes ongoing assessments regarding the collectability of the notes receivable and subscriptions receivable balances.

PAR Backstop Fee

In connection with the closing of the Row 44 Merger, the Company paid PAR $11.9 million under a backstop fee agreement. This was recorded as transaction costs reflected in operating results as a general and administrative expense in the twelve month period ended December 31, 2013.

Agreement with Board Member and Former AIA Executive

During the three months ended September 30, 2013, the former CEO of AIA, who is also a current Board member, entered into a consulting agreement and mutual general release, which was subsequently amended (as so amended, the “Consulting Agreement”). The Consulting Agreement provides that, among other things, the former executive is entitled to certain remuneration (the “Remuneration Payment”), at the former executive’s option, in exchange for certain releases and subject to the Company closing an equity offering by January 1, 2014. In December 2013, the Company paid the executive $2.0 million in cash and 103,977 fully vested common shares (subject to certain limitations) to satisfy the Remuneration Payment. The executive also received a stock option grant of 25,000 in September 2013 for his service as a Board member, which vests monthly over two years beginning on the date of grant. During the year ended December 31, 2013, we recorded an expense of approximately $3.5 million associated with the Remuneration Payment obligation.

Office Lease Agreement with Employee

In connection with the acquisition of PMG in the current year, the Company acquired an office lease that is currently being occupied and used as part of operations in Irvine, California. This building is majority owned by one of the founding members of PMG, who is currently an employee of the Company. The lease terminates on March 31, 2024. The total rental expense incurred since inception was $0.1 million as of December 31, 2013.

Share Repurchases

During the year ended December 31, 2013, the Company repurchased approximately 103,000 shares of its common stock, at a weighted average price of $11.55 per share, from certain officers and employees of the Company for the purpose of satisfying certain federal and state employment tax withholding obligations related to the January 2013 Business Combination. Upon the repurchase, the shares were cancelled.

Administrative Services

AIA's subsidiary, Entertainment in Motion (“EIM”), rents office space belonging to a company in which AIA's management has an ownership interest. There were no unpaid lease liabilities as of December 31, 2013 and December 31, 2012. The Company recognized rent expense of $0.2 million for the year ended December 31, 2013. No expenses were

Table of Content
Global Eagle Entertainment Inc.
Notes to Consolidated Financial Statements

recognized during the years ended December 31, 2012 and 2011, respectively. EIM also made a loan to one of its managing directors. As of December 31, 2013, the outstanding balance was $0.1 million.

PAR Note

In October 2013 and in connection with the IFES acquisition, the Company issued to PAR a $19.0 million convertible promissory note due December 20, 2013 (the “PAR Note”), which was repaid in full in December 2013. Pursuant to the terms of the PAR Note, the Company also paid PAR a one-time fee of approximately $1.0 million and $0.4 million accrued interest in the same period.

Note 11.        Employee Benefit Plan

The Company has a defined contribution plan under Section 401(k) of the Internal Revenue Code ("401(k) Plan") covering certain full-time domestic employees who meet certain eligibility requirements. Eligible employees may defer up to 100% of their pre-tax eligible compensation, up to the annual maximum allowed by the Internal Revenue Service. Under the 401(k) Plan, the Company may, but is not obligated to, match a portion of the employee contributions up to a defined maximum. The Company did not make any matching contributions for the years ended December 31, 2013, 2012 and 2011.

Note 12. Stock Options, Common Stock and Warrants

Common Stock

The following is a summary of activity of the Company's common stock for the twelve months ended December 31, 2013 (in thousands):

GEE Common Stock	Common Stock	Amount	Common Non-Voting Stock	Amount
Balance - January 1, 2013	23,405	$2	—	$—
Exchange of warrants for common stock	898	—	—	—
Recapitalized as a result of Row 44 Merger	15,373	2	4,750	1
Stock purchase of AIA	—	—	14,368	1
Repurchased and retired common stock held by certain executives	(103)	—	—	—
Issuance of stock to former executive	104	—	—	—
Asset purchase of PMG	432	—	—	—
Issuance of common stock	15,793	1	—	—
Balance - December 31, 2013	55,902	$5	19,118	$2

During the year ended December 31, 2013, the Company acquired PMG assets in exchange for approximately $10.6 million, 431,734 shares of common stock and the assumption of approximately $3.3 million in debt. 151,420 of the shares are amounts held in escrow amounting to $1.6 million. In addition and during the same period, the Company also repurchased and retired approximately 103,000 shares of common stock to settle certain employee tax withholding obligations associated with the Business Combination in January 31, 2013.

Stock Incentive Plans

Row 44 Plan

During the years ended December 31, 2012 and 2011, Row 44 had a stock option and stock purchase plan to attract and retain its employees (the "Row 44 Plan"). Pursuant to the Row 44 Plan and in connection with the signing of the Row 44 Merger Agreement, Row 44's Board of Directors elected to accelerate the vesting of all outstanding stock options of Row 44 effective November 2012. Accordingly, the Company recorded all remaining unamortized grant date fair value as compensation expense in 2012 and terminated the Row 44 stock option plan as of January 31, 2013. Of the 1,496,699 Row 44 stock options outstanding under the plan, 1,392,491 were exchanged for shares of Global Eagle stock, 103,000 options were forfeited and 7,708 options were exchanged for cash of $22,000 as follows:

Table of Content
Global Eagle Entertainment Inc.
Notes to Consolidated Financial Statements

Row 44 2011 Equity Incentive Plan	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2011	306,000	$4.38	6.91	$—
Granted	1,395,000	—	—	—
Exercised	(5,000)	—	—	—
Expired or Canceled	(27,000)	—	—	—
Forfeited	(172,000)	—	—	—
Outstanding at December 31, 2012	1,496,699	$3.21	7.95	$9,187
Exercisable at December 31, 2012	1,496,699	$3.21	7.95	$9,187
Granted	—	—	—	—
Exercised-cashless (Global Eagle)	(1,392,491)	3.21	—	—
Exercised-cash	(7,708)	2.91	—	—
Forfeited	(96,500)	2.91	—	—
Outstanding - January 31, 2013	—	$—	—	$—

Fair values were determined on the grant date using the Black-Scholes model and the following level 3 assumptions for the years ended December 31, 2012 and 2011, respectively:

	2012	2011
Stock Value (per share)	$2.91	N/A
Weighted-average expected term	5.58 years	—
Risk-free rate	1.00%	—
Expected stock volatility	48%	—
Dividend yield	0%	—

Global Eagle 2013 Plan

In conjunction with the Business Combination, the Company created its 2013 Plan (the "Plan"), and as amended in December 2013, the Administrator of the Plan, which is the compensation committee of the Company's board of directors, may grant up to 7,500,000 stock option, restricted stock, restricted stock unit and other incentive awards to employees, officers, non-employee directors, and consultants, and such options or awards may be designated as incentive or non-qualified stock options at the discretion of the Administrator. As of December 31, 2013, 2,111,023 stock-based awards were available for future grant under the Plan. Employee stock option grants have 5-year terms and employee stock options vest 1/4th on the anniversary of the vesting commencement date and 1/48th monthly thereafter, over a 4-year period. Stock options granted to our Board of Directors have 5-year terms and vest monthly over two years from the vesting commencement date. Certain stock option awards have accelerated vesting provisions in the event of a change in control or termination without cause.

After the signing of the Row 44 Merger Agreement and through December 31, 2013, the Company has granted 6,535,000 Global Eagle stock options to key executives, employees and board members which had a weighted-average grant date fair value of $4.33 per stock option. Fair values of the stock options at December 31, 2013 were determined using the Black-Scholes model and the following level 3 assumptions:

2013
Expected life (in years)	2.0 - 4.0
Risk-free interest rate	0.77% - 1.75%
Expected stock volatility	50% - 65%
Expected dividend yield	0.00%

Table of Content
Global Eagle Entertainment Inc.
Notes to Consolidated Financial Statements

The expected term of stock options granted represents the weighted average period that the stock options are expected to remain outstanding. The Company determines the expected term assumption based on the employee's expected exercise behavior including combined with estimates of the post-vesting holding period. Expected volatility is based on historical volatility of peer companies in the Company's industry that have similar vesting and contractual terms. The risk free interest rate is based on the implied yield currently available on U.S. Treasury issues with terms approximately equal to the expected life of the option. The Company currently has no history or expectation of paying cash dividends on its common stock.

Stock option activity for year ended December 31, 2013 is as follows:

Global Eagle Stock Option Plan	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at January 31, 2013	—	$—	—	$—
Granted	6,535,000	10.68	4.33	27,863,150
Exercised	—	—	—	—
Forfeited	(1,250,000)	9.92	—	—
Outstanding at December 31, 2013	5,285,000	10.86	4.38	21,670,650
Exercisable at December 31, 2013	115,625	9.49	2.67	622,594
Expected to vest after December 31, 2013	5,169,375	$10.89	4.42	$21,048,056

In December 2013, the Company paid the former CEO of AIA (the “Executive”), who is also a Board member, $2.0 million in cash and 103,977 fully vested common shares under the Plan (the “Issued Stock”). The Executive also received a stock option grant of 25,000 in September 2013 for his service as a Board member, which vests monthly over two years beginning on the date of grant. During the year ended December 31, 2013, the Company recorded an expense of approximately $3.5 million associated with this obligation, of which approximately $1.5 million pertained to the Issued Stock and included as stock based compensation expense during the year ended December 31, 2013. During the year ended December 31, 2013, the Executive also forfeited 750,000 unvested stock options in conjunction with his departure as CEO of AIA in the same period.

The following is a summary of the Company's stock options outstanding at December 31, 2013:

Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Term (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$14.55 - $16.06	1,075,000	4.98	15.10	—	$—
$9.79 - $14.54	3,485,000	4.18	9.94	62,500	10.00
$8.88 - $9.78	725,000	4.44	8.97	53,125	8.88
	5,285,000	4.38	10.86	115,625	$9.49

Stock-based Compensation Expense

Stock-based compensation expense related to all employee and non-employee stock-based awards was as follows for the years ended December 31, 2013 and 2012, and 2011 (in thousands):

Table of Content
Global Eagle Entertainment Inc.
Notes to Consolidated Financial Statements

	Year ended December 31,
Stock-based compensation expense:	2013	2012	2011
Cost of sales	$—	$2	$7
Sales and marketing expenses	—	2	9
Product development	—	3	43
General and administrative	4,536	1,634	34
Total stock-based compensation expense	$4,536	$1,641	$93

As of December 31, 2013, the Company had approximately $20.5 million of unrecognized employee related stock-based compensation, net of estimated forfeitures, which it expects to recognize over a weighted average period of approximately 3.03 years.

Warrants

Row 44 Warrants

During 2011, approximately 2.1 million warrants to purchase Row 44 common stock with an exercise price of less than $1.00 per share were exercised for total proceeds of $6,000. These shares were subsequently converted to approximately 2.1 million Global Eagle shares in the Business Combination.

In March 2012, Row 44 issued 0.2 million common shares, which were subsequently converted to approximately 0.2 million Global Eagle shares in the Business Combination, and granted warrants to the same supplier to purchase up to 0.7 million shares of common stock based on certain criteria at an exercise price of $8.76 per share. The warrants had a contractual term of 5 years from the date of issuance. At December 31, 2012, 0.3 million warrants remained unexercisable, which became fully exercisable in the first quarter of 2013. The shares and warrants were valued at their grant-date fair value, which was estimated to be $0.6 million and $0.3 million, respectively, which were recorded to cost of sales in 2012. The warrants were determined to be derivative liabilities, but were subsequently reclassified to equity in 2013 and upon completed certain performance criteria.

In connection with certain bridge loan financings issued in 2011 and 2012, Row 44 issued two separate warrants to purchase 1.7 million shares of its common stock each at an exercise price of $0.003 per share, totaling 3.4 million warrants. Both grants of warrants to purchase common stock were valued at $5.0 million each under the Black-Scholes valuation model using the level 3 assumptions below. This value was used in the calculation of the relative fair value of certain convertible bridge loans. In August 2012, 2.2 million of the common stock warrants granted in conjunction with these bridge loans were exercised for total proceeds of $6,000, which were subsequently converted to approximately 2.2 million Global Eagle shares in the Business Combination.

In 2012, Row 44 entered into a common stock purchase warrant agreement with a supplier that entitled the supplier to subscribe for and purchase up to 3.4 million shares of Row 44 common stock at an exercise price of than $0.003 per share. The warrants had a contractual term of 5 years and vest immediately upon the supplier providing and the Company accepting, at the Company’s sole discretion, a discount off of the list price for certain services and hardware. As of December 31, 2012, the number of warrants issued was 0.3 million. The warrants were valued at their grant-date fair value, which was estimated to be $2.9 million, and were vested immediately upon issuance.

Row 44 warrants issued during the years ended December 31, 2012 and 2011 were valued under the Black-Scholes valuation model using the following Level 3 assumptions:

	2012	2011
Common Stock Value (per share)	$2.91 - $9.34	$2.91
Expected Term	5-7 years	7
Risk-free Interest Rate	0.72% - 2.57%	2.57%
Expected Stock Volatility	50%	50%
Dividend Yield	—%	—%

Table of Content
Global Eagle Entertainment Inc.
Notes to Consolidated Financial Statements

At December 31, 2012, Row 44 had issued and outstanding warrants with various investors and partners to purchase up to 2.9 million shares of its common stock with a weighted average price of approximately $2.34 per common share and a weighted average remaining term of 4.92 years. Excluded from these warrants were 0.7 million shares owned by AIA and eliminated in consolidation in conjunction with the Business Combination on January 31, 2013. The following is a summary of activity for Row 44 warrants for common stock convertible into GEE common stock for the three years in the period ended December 31, 2013:

Row 44 Warrants for Common Stock - Upon Exercise Convertible to Global Eagle Common Stock	Number of Warrants		Weighted Average Exercise price	Weighted Average Remaining Contractual Term (in years)
Outstanding December 31, 2011	2,359,512		$0.33	6.29
Granted	2,766,495		2.17
Exercised	(2,226,900)		0.00
Forfeited	—		—
Outstanding - December 31, 2012	$2,899,107		$2.34	4.92
Granted	82,721		—
Exercised	(2,259,931)	(1)	0.00
Forfeited	—		—
Outstanding - January 31, 2013	721,897		$9.38	4.03
Granted	—		—
Exercised	—		—
Forfeited	—		—
Outstanding - December 31, 2013	721,897		$9.38	3.37
Exercisable at December 31, 2013	721,897		$9.38	3.37
(1) Warrants exercised in January 2013 and prior to the Business Combination were retroactively adjusted as if they were exercised as of January 1, 2009.

In conjunction with the Business Combination and on January 31, 2013, the Company converted 21,062,500 Row 44 warrants to warrants to purchase up to 721,897 shares of Global Eagle common stock. The following is a summary of all Row 44 warrants converted to warrants to purchase GEE common stock (exercise price per warrant and number of warrants presented using the conversion ratio to Global Eagle common stock used in the Row 44 Merger) outstanding at December 31, 2013:

	Weighted Average Exercise Price per Warrant (as converted)	Number of Warrants (as converted)	Weighted Average Remaining Life (in years)
Common stock warrants	$9.38	721,897	3.12
Series C Preferred stock warrants	$8.74	734,451	3.44

Table of Content
Global Eagle Entertainment Inc.
Notes to Consolidated Financial Statements

Global Eagle Warrants

The following is a summary of Global Eagle warrants for the year ended December 31, 2013:

Global Eagle Warrants	Number of Warrants	Weighted Average Exercise price	Weighted Average Remaining Contractual Term (in years)
Outstanding at January 31, 2013	25,992,500	$11.50	5.00
Granted	666,667	11.50
Exercised	—	—
Purchased	(500,000)	11.50
Exchanged for Global Eagle common stock	(2,921,450)	11.50
Forfeited	—	—
Outstanding and exercisable at December 31, 2013	23,237,717	$11.50	4.08

The following is a summary of all Global Eagle warrants outstanding at December 31, 2013:

	Exercise Price per Warrant	Number of Warrants	Class of Shares	Weighted Average Remaining Life (in years)
	$11.50	15,571,050	Public Warrants	4.08
Total outstanding		15,571,050
	11.50	666,667	Sponsor Warrants	4.07
	$11.50	7,000,000	Sponsor Warrants	4.08
Total outstanding		23,237,717		4.08

During the year ended December 30, 2013, the Company purchased and retired 500,000 Global Eagle Public Warrants for a total of $0.8 million. In addition and during the year ended December 31, 2013, the Company exchanged 2.9 million Global Eagle Public Warrants for 0.9 million shares of Global Eagle common stock, at a weighted average price per common share of $14.74 per share, for total value of $13.3 million. The total value of the warrant exchange included a discount of approximately $0.6 million that was recorded as an expense in the consolidated statements of operations in the same period.

The Company accounts for its 15,571,050 public warrants and 333,333 of the sponsor warrants as derivative liabilities at December 31, 2013. During the year ended December 31, 2013, the Company recorded approximately $64.8 million in expense in the consolidated statements of operations as a result of the remeasurement of these warrants at balance sheet date until exercised. The fair value of warrants issued by the Company has been estimated using the warrants' quoted public market price. In the event the Company’s closing stock price is at or above $17.50 for twenty of thirty consecutive days, the Company can call the 15,571,050 public warrants and force the holders to exercise their warrants at $11.50 per share, with estimated proceeds of approximately $179.1 million.

On March 29, 2013, Global Eagle Acquisition, LLC ("Sponsor") executed a waiver relating to 7,333,334 of the sponsor warrants. The waiver relates to a specific provision of the warrant agreement that provides for a reduction of exercise price of the warrants. This provision originally triggered liability accounting as discussed above and the warrants were recorded as derivative liabilities. The Company valued the warrants as of the waiver date and recorded the change in fair value of the warrants in earnings and reclassified the portion of the warrant liability of $9.9 million represented by these sponsor warrants to equity. As a result of the waiver, these sponsor warrants became equity warrants as of March 29, 2013, leaving the 15,571,050 public warrants and 333,333 of the sponsor warrants accounted for as derivative liabilities as of December 31, 2013.

Note 13. Income Taxes

Table of Content
Global Eagle Entertainment Inc.
Notes to Consolidated Financial Statements

United States and foreign income (loss) from continuing operations before income taxes was as follows (in thousands):

	December 31,	December 31,	December 31,
	2013	2012	2011
United States	$(99,503)	$(42,803)	$(18,701)
Foreign	(13,399)	—	—
Pretax loss from operations	$(112,902)	$(42,803)	$(18,701)

The income tax provision (benefit) based on the income (loss) from continuing operations was as follows (in thousands):

	December 31,	December 31,	December 31,
	2013	2012	2011
Current:
Federal	$1,878	$—	$—
State	7	—	—
Foreign	4,858	—	—
	$6,743	$—	$—
Deferred:
Federal	$(2,742)	$—	$—
State	3	—	—
Foreign	(2,165)	—	—
	(4,904)	—	—
Total provision	$1,839	$—	$—

The Company’s statutory tax rates vary by location, and are most influenced by the United States at 35% Federal and 2% from states, Germany at 33%, the United Kingdom at 23% and Canada at 27%. The income tax provision (benefit) from continuing operations differs from the amount obtained by applying the Federal statutory tax rate as follows (in thousands):

	December 31,	December 31,	December 31,
	2013	2012	2011
Income tax provision (benefit) at Federal statutory rate	$(39,512)	$(14,553)	$(6,358)
State income tax, net of federal benefit	(384)	(850)	(547)
Permanent items	25,374	4,776	148
Stock compensation	(82)	315	—
Tax credits	(3,093)	(125)	(303)
Other	1,463	—	—
Uncertain tax positions	95	—	—
Withholding taxes	2,831	—	—
Rate differential	5,783	—	—
Rate adjustment	60	—	858
Change in valuation allowance	9,304	10,437	6,202
	$1,839	$—	$—

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the deferred taxes were as follows (in thousands):

Table of Content
Global Eagle Entertainment Inc.
Notes to Consolidated Financial Statements

	December 31,	December 31,
	2013	2012
Deferred tax assets:
Intangible assets	$6,596	$5,520
Allowances and reserves	294	3
Accrued expenses	2,505	342
Inventory	1,053	465
Stock compensation	980	403
Tax credits	4,309	2,013
Net operating losses	39,282	30,657
Total gross deferred tax asset	55,019	39,403
Less valuation allowance	(50,782)	(39,122)
Net deferred tax assets	$4,237	$281

Deferred tax liabilities:
Fixed assets	$(1,385)	$(279)
Intangible assets	(25,422)	—
Investments in affiliates	(51)	—
Other	(25)	(2)
Total deferred tax liabilities:	(26,883)	(281)
Net deferred tax assets (liabilities)	$(22,646)	$—

	December 31,	December 31,
Presented on the balance sheet as follows (in thousands):	2013	2012
Deferred tax assets:
Net current deferred assets	$3,252	$—
Net noncurrent deferred assets	480	—
Total deferred tax assets	$3,732	$—

Deferred tax liabilities:
Net current deferred tax liabilities	$(1,192)	$—
Net noncurrent deferred tax liabilities	(25,186)	—
Total deferred tax liabilities	$(26,378)	$—

In connection with the acquisition of AIA and IFES, the Company recorded net deferred tax liabilities of $22.2 million and $7.0 million, respectively.
The Company is subject to taxation in the U.S. and various states and foreign jurisdictions. As of December 31, 2013, the Company’s tax years for 2012, 2011 and 2010 are subject to examination by the tax authorities. With certain exceptions, as of December 31, 2013, the Company is no longer subject to U.S. federal, state, local or foreign examinations by tax authorities for years before 2010.  Tax year 2009 was open as of December 31, 2012.
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

Table of Content
Global Eagle Entertainment Inc.
Notes to Consolidated Financial Statements

As of December 31, 2013, the Company has recorded a valuation allowance of $48.9 million and $1.9 million against its domestic and foreign deferred tax assets, respectively, due to the uncertainties over its ability to realize future taxable income in those jurisdictions. As of December 31, 2012, the valuation allowance on domestic and foreign deferred tax assets were $39.1 million and $0, respectively.

As of December 31, 2013 and December 31, 2012, the Company had federal net operating loss carry-forwards ("NOLs") of $102.2 million and $81.0 million, respectively, and state net operating loss carry-forwards of $58.9 million and $54.2 million, respectively, which losses will begin to expire during the fiscal years ending in December 31, 2026 and 2014, respectively. These NOLs may be used to offset future taxable income, to the extent the Company generates any taxable income, and thereby reduce or eliminate future federal income taxes otherwise payable. Section 382 of the Internal Revenue Code imposes limitations on a corporation's ability to utilize NOLs if it experiences an ownership change as defined in Section 382. In general terms, an ownership change may result from transactions increasing the ownership of certain stockholders in the stock of a corporation by more than 50% over a three year period. In the event that an ownership change has occurred, or were to occur, utilization of the Company's NOLs would be subject to an annual limitation under Section 382 as determined by multiplying the value of the Company's stock at the time of the ownership change by the applicable long-term tax-exempt rate as defined in the Internal Revenue Code. Any unused annual limitation may be carried over to later years. The Company could experience an ownership change under Section 382 as a result of events in the past in combination with events in the future. If so, the use of the Company's NOLs, or a portion thereof, against future taxable income may be subject to an annual limitation under Section 382, which may result in expiration of a portion of the NOLs before utilization. Therefore, the Company could be liable for income taxes sooner than otherwise would be true if the Company were not subject to Section 382 limitations. The Company is performing a study to determine the extent of the limitation, if any. Any carry-forwards that expire prior to utilization as a result of such limitations will be removed, if applicable, from deferred tax assets with a corresponding reduction of the valuation allowance.

As of December 31, 2013, the Company intends to reinvest the foreign earnings of its subsidiaries on an indefinite basis. As a result, deferred taxes have not been established for unremitted earnings of foreign subsidiaries. As of December 31, 2013, the Company has not quantified the amount of unremitted earnings and the related taxes associated with the unremitted earnings.

The Company is subject to the accounting guidance for uncertain income tax positions. The Company's policy for recording interest and penalties associated with uncertain tax positions is to record such items as a component of income tax expense. The Company assumed and recorded approximately $3.2 million of liabilities for uncertain tax position including related interest and penalties as a result of Business Combinations in 2013. Included in the $3.2 million liability at December 31, 2013 is an estimate for potential claims by the Canadian Revenue Agency (the “CRA”), who is currently investigating one of AIA’s Canadian subsidiaries for the tax years 2008 through 2012. The CRA is questioning the taxability and presence of the subsidiary’s locations in Dubai, United Arab Emirates, and whether income derived from Dubai would have constituted taxable earnings subject to Canadian income tax for the tax year ended December 31, 2008.

No uncertain income tax positions were recorded during 2011 or 2012, and the Company does not expect its uncertain tax position to materially change through the end of 2014. As of December 31, 2013, the Company has recorded a $3.4 million cumulative liability for uncertain income tax positions including accumulated interest and penalties of $0.6 million. Approximately $1.2 million of uncertain tax positions, if reversed, would result in a tax benefit.

The following table summarizes the changes to unrecognized tax benefits for the year ended December 31, 2013 (in thousands):

Balance at December 31, 2012	$—
Additions from business combinations	2,569
Additions based on tax positions related to the current year	262
Balance at December 31, 2013	$2,831

The following table summarizes the changes in the valuation allowance balance for the year ended December 31, 2013 (in thousands):

Table of Content
Global Eagle Entertainment Inc.
Notes to Consolidated Financial Statements

Balance at December 31, 2011	$28,480
Increase in valuation allowance	10,642
Balance at December 31, 2012	39,122
Acquired valuation allowance from purchased acquisitions	2,356
Increase in valuation allowance	9,304
Balance at December 31, 2013	$50,782
Note 14. Notes Payable and Bank Debts

Row 44 Bridge Loans

In December 2011 and March 2012, Row 44 entered into convertible bridge loans with existing preferred shareholders for debt raises of $10,000,000 and $10,000,000, respectively. The bridge loans bore interest at the rate of 12% per annum and matured on May 31, 2012. The bridge loans and related interest were convertible into shares at such time as the Company raised additional equity funding through the issuance of a future round of qualified financing, as defined in the agreement, which was ultimately the capital raise in June 2012. The conversion price of the loans was to be determined based on a 20% discount of the issuance price such qualified financing. Row 44 granted the note holders a security interest in substantially all of the assets of Row 44 at the time. Additionally, and in connection with these two rounds of bridge loans, Row 44 also granted warrants to purchase a total of 3.4 million shares of Row 44 common stock at $0.003 per share. The Company determined that the bridge loans constituted share-settled debt, and as such the convertible bridge loans were initially recorded at an amount equal to their residual allocated amount and were accreted to their redemption amount, which is approximately 20% greater than its face amount, through the maturity date using the effective interest method. During the year ended December 31, 2011, the Company amortized $0.3 million of the note discount to interest expense, resulting in a net carrying amount of the note of $7.3 million at December 31, 2011. At December 31, 2011, the Company had accrued but unpaid interest amounting to less than $0.1 million included in the notes payable balance. During the year ended December 31, 2012, the Company recognized interest expense of $9.6 million relating to the accretion of the bridge loans and amortization of the related note discount. The Company converted each of the bridge loans, with an aggregate value of $20.0 million of principal and $0.8 million of related accrued interest, into units of common stock in conjunction with the Business Combination.

During the years ended December 31, 2012 and 2011, the Company’s effective interest rate on convertible bridge loans was 421% and 126%.

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

As of December 31, 2013, the principal and accrued interest outstanding on the bank loan was $3.4 million.

Subordinated bank loan

The Company's controlled subsidiary, AIA holds a note payable of $2.6 million for mezzanine financing obtained through a financing program of Capital Efficiency Group AG, Zug, Switzerland. This financing program matures in March 2014. The interest rate is 8.8% per year. A payment of 1% must be made each year and interest of 7.8% on the principal must be paid every quarter. As of December 31, 2013, the principal and accrued interest outstanding on the note was $2.8 million.

Table of Content
Global Eagle Entertainment Inc.
Notes to Consolidated Financial Statements

Annuity loan

AIA entered into an agreement with a bank to finance $1.1 million in hardware for the technical services of one of its subsidiaries. As of December 31, 2013, the remaining balance of the loan agreement was paid in full.

The balance of this loan consists of the following at December 31, 2013 and December 31, 2012 (in thousands):

	December 31, 2013	December 31, 2012
Bank loans	$—	$52
Other loans	—	—
Long-term debt	$—	$52

Bank Debt

With the acquisition of PMG in July 2013, the Company assumed approximately $3.3 million of debt in the form a $1.5 million term loan (the “Term Loan”) and a $1.8 million line of credit (the “LOC”) with a bank. The Term Loan and LOC mature in October 2017 and 2014, respectively, and bear interest at a rate equal to the bank’s reference rate, which was approximately 3.25% during the year ended December 31, 2013, or the bank’s current prime rate. The LOC matures in October 2014, and bears interest. Interest is paid on a monthly basis. Accrued interest on the Term Loan and LOC was $0.0 million at December 31, 2013.

With the acquisition of IFES on October 18, 2013, the Company assumed approximately $1.3 million of debt in the form of two facility letters for a commercial mortgage loan with a bank for $0.2 million and $1.1 million. The mortgage letters mature in October 2014 and 2032, respectively, and bear interest at a rate equal to the bank’s base rate, which was approximately 3.25% during the year ended December 31, 2013. Interest is paid on a monthly basis. Accrued interest on the credit facilities was $0.0 million at December 31, 2013.

The following is a schedule, by year, of future minimum principal payments required under notes payable and bank debts as of December 31, 2013 (in thousands):

Years Ending December 31,	Amount
2014	$9,648
2015	250
2016	112
2017	101
2018	101
Thereafter	589
Total	$10,801

Note 15. Business Segments

The Company reports its operations under two segments, its Connectivity and Content businesses. The Company's Connectivity operating segment provides airline partners and their passengers Wi-Fi connectivity over Ku-band satellite transmissions through Row 44. The Company's Content operating segment selects, manages, and distributes owned and licensed media content, video and music programming, applications, and video games to the airline industry through AIA, PMG and IFES.

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

Table of Content
Global Eagle Entertainment Inc.
Notes to Consolidated Financial Statements

Company's business segments and its enterprise value against historical data and competitors' data, although historical results may not be indicative of future results (as operating performance is highly contingent on many factors, including customer tastes and preferences). All other financial information is reviewed by the CODMs on a consolidated basis.

Segment revenue, expenses and contribution profit (loss) for the years ended December 31, 2013, 2012 and 2011 derived from the Company's Connectivity and Content operating segments were as follows (in thousands):

	Year ended December 31,
	2013			2012		2011
	Content	Connectivity	Consolidated	Content	Connectivity	Content	Connectivity
Revenue:
Licensing	153,966	—	153,966	—	—	—	—
Service	27,912	51,350	79,262	—	11,365	—	3,182
Equipment	7	26,487	26,494	—	57,845	—	30,455
Total Revenue	181,885	77,837	259,722	—	69,210	—	33,637

Operating Expenses:
Cost of Sales	134,207	63,731	197,938	—	76,897	—	35,947
Contribution Profit (Loss)	47,678	14,106	61,784	—	(7,687)	—	(2,310)
Other Operating Expenses			107,308	—	21,149	—	16,098
Loss from Operations			(45,524)		(28,836)		(18,408)
Other income (expense)			(67,378)		(13,967)		(293)
Loss before income taxes			(112,902)		(42,803)		(18,701)
Income tax provision			(1,839)		—		—
Net loss			(114,741)		(42,803)		(18,701)

At December 31, 2013 and 2012, the Company’s net assets and liabilities by segment were as follows (in thousands):

	As of December 31,
	2013
	Connectivity	Content	Corporate	Total
Cash	$8,167	$38,843	$211,786	$258,796
Accounts receivable, net	12,274	51,942	—	64,216
Goodwill	—	52,345	—	52,345
Intangibles	—	136,414	—	136,414
Other	32,261	31,864	2,987	67,112
Assets	52,702	311,408	214,773	578,883

Accounts payable and accrued expenses	8,043	70,850	3,068	81,961
Deferred tax liability	—	26,378	—	26,378
Notes Payable	38	10,763	—	10,801
Derivative Fair Value	—	—	71,570	71,570
Other	14,777	8,644	8,568	31,989
Liabilities	22,858	116,635	83,206	222,699
Total net (liabilities)/assets	$29,844	$194,773	$131,567	$356,184

Table of Content
Global Eagle Entertainment Inc.
Notes to Consolidated Financial Statements

Geographical revenues by segment for the years ended December 31, 2013, 2012 and 2011 were as follows (in thousands):

	Year ended December 31,
	2013	2012	2011
Connectivity:
United States	$77,837	$69,210	$33,637
Total Connectivity revenue by region	77,837	69,210	33,637
Content:
United States and Canada	89,520	—	—
Europe	58,889	—	—
Asia and the Middle East	29,871	—	—
Other	3,605	—	—
Total Content revenue by region	$181,885	$—	$—

Note 16. Concentrations

Concentrations of Credit and Business Risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash and cash equivalents and accounts receivable.

At December 31, 2013 and 2012, the Company's cash and cash equivalents were maintained primarily with major U.S. financial institutions and foreign banks. Deposits with these institutions at times exceed the federally insured limits, which potentially subjects the Company to concentration of credit risk. The Company has not experienced any losses related to these balances and believes that there is minimal risk.

A substantial portion of the Company's revenue is generated through arrangements with one airline customer. The Company may not be successful in renewing these agreements, or if they are renewed, they may not be on terms as favorable as current agreements. The percentage of revenue generated through the customer representing more than 10% of consolidated revenue is as follows:

	Year ended December 31,
	2013	2012	2011
Southwest Airlines	22%	85%	62%

No other customer accounted for revenues greater than 10% for the 3 years presented.

Table of Content
Global Eagle Entertainment Inc.
Notes to Consolidated Financial Statements

Note 17.        Net Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share of common stock (in thousands, except per share amounts):

	Year ended December 31,
	2013	2012	2011
Numerator:
Net loss	$(114,741)	$(42,803)	$(18,701)
Net income attributable to non-controlling interest	(290)	—	—
Net loss attributable to controlling interest	$(115,031)	$(42,803)	$(18,701)
Denominator:
Weighted average common shares outstanding - basic	53,061	19,148	13,883
Dilutive effect of stock options, warrants and ESPP	—	—	—
Weighted average common shares outstanding - diluted	53,061	19,148	13,883
Net loss per share - basic	$(2.17)	$(2.24)	$(1.35)
Net loss per share - diluted	$(2.17)	$(2.24)	$(1.35)

As of each period end, the following weighted average common equivalent shares were excluded from the calculation of the Company's net income (loss) per share as their inclusion would have been antidilutive (in thousands):

	Year ended December 31,
	2013	2012	2011
Stock options	6	—	—
Row 44 stock options and warrants converted in business combination	264	—	—
Common stock warrants outstanding	237	—	—

Table of Content
Global Eagle Entertainment Inc.
Notes to Consolidated Financial Statements

Note 18.     Quarterly Financial Data (Unaudited)

The following quarterly consolidated statements of operations for the quarters in the years ended December 31, 2013 and 2012 are unaudited, and have been prepared on a basis consistent with our audited consolidated annual financial statements, and include, in the opinion of management, all normal recurring adjustments necessary for the fair statement of the financial information contained in those statements.

	Quarter ended,
(in thousands)	March 31, 2012	June 30, 2012	September 30 2012	December 31, 2012	March 31, 2013	June 30, 2013	September 30, 2013	December 31, 2013
Revenue	$18,507	$16,836	$19,305	$14,562	$42,513	$62,831	$74,518	$79,860
Operating expenses:
Cost of sales	17,882	18,722	22,264	18,029	35,749	49,820	54,002	58,367
Sales and marketing expenses	1,215	777	1,055	888	2,287	2,399	3,758	1,871
Product development	649	850	758	389	1,337	2,327	2,282	3,122
General and administrative	2,897	3,030	3,176	5,431	24,059	12,745	17,056	16,784
Amortization of intangible assets	6	6	12	10	1,233	3,016	4,221	8,811
Total operating expenses	22,649	23,385	27,265	24,747	64,665	70,307	81,319	88,955
Loss from operations	(4,142)	(6,549)	(7,960)	(10,185)	(22,152)	(7,476)	(6,801)	(9,095)
Other income (expense), net	(3,386)	(7,132)	18	131	(176)	(282)	(267)	(1,691)
Change in fair value of financial instruments	—	—	248	(3,824)	(4,615)	(4,725)	2,233	(56,854)
Other income (expense), net	92	(92)	(157)	134	(44)	13	601	(1,571)
Loss before income taxes	(7,436)	(13,773)	(7,851)	(13,744)	(26,987)	(12,470)	(4,234)	(69,211)
Income tax expense	—	—	—	—	(34)	(559)	(1,161)	(85)
Net loss	(7,436)	(13,773)	(7,851)	(13,744)	(27,021)	(13,029)	(5,395)	(69,296)
Non-controlling interests	—	—	—	—	39	(108)	(158)	(63)
Net loss attributable to common stockholders	$(7,436)	$(13,773)	$(7,851)	$(13,744)	$(26,982)	$(13,137)	$(5,553)	$(69,359)

Basic and Diluted	$(0.50)	$(0.86)	$(0.35)	$(0.59)	$(0.61)	$(0.24)	$(0.10)	$(1.19)
Weighted average common shares basic and diluted	14,873	16,030	22,287	23,403	44,014	54,843	55,166	58,223

Certain prior year amounts have been reclassified to conform to the current period presentation.

19.     Subsequent Events

As of December 31, 2013, the Company owned approximately 94% of AIA. Non-controlling shares of AIA's capital stock are listed in the Regulated Market ("General Standard") of the Frankfurt Stock Exchange. During the third quarter of 2013, the Company commenced the process to acquire these non-controlling AIA shareholder interests. In February 2014, AIA’s shareholders approved a resolution to transfer all non-controlling AIA shareholder interests to us in exchange for specified cash compensation to be paid by 2014. We expect to pay between $15.0 million to $20.0 million to acquire these non-controlling AIA shareholder interests in 2014.

20.     Revision to Previously Issued Financial Statements

Immaterial adjustments were identified related to the accounting for certain revenue and cost reimbursements for the years ended December 31, 2012, 2011 and 2010, as well as the cumulative impact of these immaterial adjustments as of December 31, 2012. The immaterial adjustments resulted from revenue recognition pertaining to certain agreements containing multiple elements during the years ended December 31, 2012, 2011 and 2010, and certain cost reimbursements pertaining to the year ended December 31, 2012. The Company assessed the materiality of these adjustments on the financial statements of prior periods in accordance with the SEC's Staff Accounting Bulletin No. 99 ("SAB 99") and concluded that the adjustments were

Table of Content
Global Eagle Entertainment Inc.
Notes to Consolidated Financial Statements

not material to any prior annual periods, but the cumulative adjustment would likely be quantitatively material to the expected results of operations of the Company’s parent, Global Eagle Entertainment, Inc. for the quarter ended June 30, 2013, if the entire adjustment was recorded in that period. Accordingly, the Company revised the statements of operations and balance sheets for the years ended December 31, 2012, 2011 and 2010 to correct for these immaterial adjustments in accordance with the SEC's Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statement," the impact of which is summarized on Form 8-K filed on August 9, 2013. These adjustments had no impact on the reported results from operations for the any periods prior to the year ended December 31, 2010 or on the net cash flows from operating, investing or financing activities for any of the periods presented. The net effect on stockholders’ deficit is also immaterial for all periods presented.

