Form 10-K/A
period 2013-12-31
Global Eagle Entertainment Inc.
filed 2014-03-26
CIK 1512077

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

 EXPLANATORY NOTE

Global Eagle Entertainment Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to amend its Annual Report on Form 10-K for the fiscal year ended December 31, 2013, as filed with the United States Securities and Exchange Commission (the “SEC”) on March 26, 2014 (the “Original Form 10-K”). This Amendment is being filed solely to correct an administrative error which resulted in the filing of an incorrect version of Exhibit 23.2 “Consent of Rose, Snyder & Jacobs LLP, Independent Registered Public Accounting Firm” (“Exhibit 23.2”). The correct Exhibit 23.2 is being filed herewith. In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by our principal executive officer and principal financial officer are filed as exhibits hereto.

This Amendment does not amend, modify or otherwise update any other information in the Original Form 10-K and does not reflect events occurring after the filing of the Original Form 10-K. Accordingly, this Amendment should be read in conjunction with the Original Form 10-K, which continues to speak as of the original filing date of the Original Form 10-K.

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

3. Exhibits

The Exhibits on the accompanying Index to Exhibits immediately following the Signature are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K.

2

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 26th day of March 2014.

GLOBAL EAGLE ENTERTAINMENT INC.

By:	/s/ David M. Davis
David M. Davis
Chief Financial Officer, Treasurer and Chief Operating Officer
(Principal Financial Officer and Duly Authorized Officer)

 EXHIBIT INDEX

Exhibit No.	Document
2.1	Agreement and Plan of Merger and Reorganization, dated as of November 8, 2012, by and among Global Eagle Acquisition Corp., EAGL Merger Sub Corp., Row 44, Inc. and PAR Investment Partners, L.P. (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q (File No. 001-35176), filed with the SEC on November 14, 2012).
2.2	Stock Purchase Agreement, dated as of November 8, 2012, by and between Global Eagle Acquisition Corp. and PAR Investment Partners, L.P. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-35176), filed with the SEC on November 14, 2012).
2.3	Asset Purchase Agreement, dated as of May 8, 2013, by and among the Company and the other parties thereto (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 001-35176), filed with the SEC on July 10, 2013).
2.4	Letter Agreement, dated as of July 9, 2013, by and among the Company and the other parties thereto (incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K (File No. 001-35176), filed with the SEC on July 10, 2013).
2.5	Sale and Purchase Agreement by and among IFES Acquisition Corp. Limited, an English company, GCP Capital Partners LLP and certain individuals, dated October 18, 2013 (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 001-35176), filed with the SEC on October 21, 2013).
3.1	Second Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-35176), filed with the SEC on February 6, 2013).
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K (File No. 001-35176), filed with the SEC on February 6, 2013).
4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.2 to Amendment No. 4 to the Company’s Registration Statement on Form S-1 (File No. 333-172267), filed with the SEC on May 11, 2011).
4.2	Form of Warrant Agreement by and between the Company and American Stock Transfer & Trust Company, LLC (incorporated by reference to Exhibit 4.4 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-172267), filed with the SEC on April 6, 2011).
4.3	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-172267), and included as an exhibit in the Warrant Agreement, filed with the Securities and Exchange Commission on March 21, 2011).
10.1	Amended and Restated Common Stock Purchase Agreement, dated as of November 8, 2012, by and between Global Eagle Acquisition Corp. and PAR Investment Partners, L.P. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-35176), filed with the SEC on November 14, 2012).
10.2	Common Stock Purchase Agreement, dated as of November 8, 2012, by and among Global Eagle Acquisition Corp., Putnam Capital Spectrum Fund and Putnam Spectrum Equity Fund. (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 001-35176), filed with the SEC on November 14, 2012).
10.3*	Executive Employment Agreement, dated January 31, 2013, between the Company and David M. Davis (incorporated herein by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K (File No. 001-35176) filed with the SEC on February 6, 2013.
10.4	Amendment No. 1 to the Executive Employment Agreement, dated January 17, 2014, by and between the Company and David M. Davis (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-35176), filed with the SEC on January 21, 2014).
10.5	Letter Agreement, dated January 31, 2013, between the Company and Wellington Management Company, LLP (incorporated herein by reference to Exhibit 10.13 to the Company’s Current Report on Form 8-K (File No. 001-35176) filed with the SEC on February 6, 2013.
10.6	Escrow Agreement, dated January 31, 2013, by and among the Company, Wellington Management Company, LLP (“Wellington”) and certain affiliates of Wellington (incorporated herein by reference to Exhibit 10.14 to the Company’s Current Report on Form 8-K (File No. 001-35176) filed with the SEC on February 6, 2013.

10.7*	Form of Indemnity Agreement for the Company’s directors and executive officers (incorporated by reference to Exhibit 10.8 to Amendment No. 1 of the Company’s Registration Statement on Form S-1 (File No. 333-172267) filed with the SEC on March 21, 2011).
10.8	Amended and Restated Letter Agreement, dated as of May 10, 2011, among the Company, Global Eagle Acquisition LLC and each of the members of Global Eagle Acquisition LLC (incorporated by reference to Exhibit 10.2(a) to Amendment No. 4 to the Company’s Registration Statement on Form S-1 (File No. 333-172267), filed with the SEC on May 11, 2011).
10.9	Waiver dated March 29, 2013 by Global Eagle Acquisition LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-35176) filed with the SEC on March 29, 2013).
10.10**	System and Services Agreement dated January 2011 by and between Norwegian Air Shuttle and Row 44, Inc. (incorporated by reference to Exhibit 10.7 to Amendment No. 2 to the Company’s Current Report on Form 8-K (File No. 001-35176), filed with the SEC on May 16, 2013).
10.11**	OEM Purchase and Development Agreement, dated October 12, 2009, by and between TECOM Industries, Inc. and Row 44, Inc., as amended on December 19, 2011, December 23, 2011, January 6, 2012 and January 18, 2012 (incorporated by reference to Exhibit 10.8 to Amendment No. 2 to the Company’s Current Report on Form 8-K (File No. 001-35176), filed with the SEC on May 16, 2013).
10.12**	Master Equipment Purchase Agreement, dated December 21, 2007, by and between Hughes Network Systems, LLC and Row 44, Inc. (incorporated by reference to Exhibit 10.9 to Amendment No. 2 to the Company’s Current Report on Form 8-K (File No. 001-35176), filed with the SEC on May 16, 2013).
10.13**	Master Services Agreement, dated December 21, 2007, by and between Hughes Network Systems, LLC and Row 44, Inc., as amended on June 6, 2008, June 30, 2009, November 15, 2010, November 18, 2010, January 15, 2011, March 30, 2011, July 29, 2011, August 3, 2011, September 7, 2011, December 19, 2011, January 23, 2012, September 11, 2012 and January 18, 2013 (incorporated by reference to Exhibit 10.10 to Amendment No. 2 to the Company’s Current Report on Form 8-K (File No. 001-35176), filed with the SEC on May 16, 2013).
10.14**	Amendment No. 14, dated February 19, 2013, to Master Services Agreement, dated December 21, 2007, by and between Hughes Network Systems, LLC and Row 44, Inc. (incorporated by reference to Exhibit 10.1 to Amendment No. 1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-35176), filed with the SEC on May 15, 2013).
10.15**	Amendment No. 16, dated May 15, 2013, to Master Services Agreement, dated December 21, 2007, by and between Hughes Network Systems, LLC and Row 44, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-35176), filed with the SEC on August 9, 2013).
10.16**	Amendment No. 18, dated June 25, 2013, to Master Services Agreement, dated December 21, 2007, by and between Hughes Network Systems, LLC and Row 44, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 001-35176), filed with the SEC on August 9, 2013).
10.17**	Amendment No. 19, dated July 1, 2013, to Master Services Agreement, dated December 21, 2007, by and between Hughes Network Systems, LLC and Row 44, Inc. (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q (File No. 001-35176), filed with the SEC on November 12, 2013).
10.18**	Amended and Restated Master Services Agreement, dated December 31, 2013, by and between Hughes Network Systems, LLC and Row 44, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-35176), filed with the SEC on January 7, 2014).
10.19**	Amended and Restated Supply and Services Agreement dated February 1, 2013 by and between Row 44, Inc. and Southwest Airlines Co. (incorporated by reference to Exhibit 10.12 to Amendment No. 2 to the Company’s Current Report on Form 8-K (File No. 001-35176), filed with the SEC on May 16, 2013).
10.20*	Consulting Agreement and Mutual General Release, dated October 2, 2013, by and between the Company and Louis Bélanger-Martin (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-35176), filed with the SEC on October 3, 2013).
10.21*	Amendment No. 1 to the Consulting Agreement and Mutual General Release, dated October 14, 2013, by and between the Company and Louis Bélanger-Martin (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-35176), filed with the SEC on October 16, 2013).
10.22*	Amendment No. 2 to the Consulting Agreement and Mutual General Release, dated December 28, 2013, by and between the Company and Louis Bélanger-Martin (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-35176), filed with the SEC on December 30, 2013).
10.23*	Non-Competition Agreement, dated October 2, 2013, by and between the Company and Louis Bélanger-Martin (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-35176), filed with the SEC on October 3, 2013).
10.24	Convertible Note Purchase Agreement between the Company and PAR Investment Partners, L.P., dated October 21, 2013 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-35176), filed with the SEC on October 21, 2013).

10.25	Conversion Agreement between the Company and PAR Investment Partners, L.P., dated October 21, 2013 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-35176), filed with the SEC on October 21, 2013).
10.26	Common Stock Purchase Agreement between the Company and Putnam Equity Spectrum Fund, dated October 18, 2013 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-35176), filed with the SEC on October 21, 2013).
10.27	Amended and Restated Registration Rights Agreement among the Company and certain holders party thereto, dated January 31, 2013 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-35176), filed with the SEC on February 6, 2013).
10.28	Amendment No. 1 to the Amended and Restated Registration Rights Agreement among the Company and certain holders party thereto, dated October 21, 2013 (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 001-35176), filed with the SEC on October 21, 2013).
10.29	Voting Rights Waiver Agreement between the Company and Putnam Investment Management, LLC, dated October 21, 2013 (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K (File No. 001-35176), filed with the SEC on October 21, 2013).
10.30*	Global Eagle Entertainment Inc. 2013 Equity Incentive Plan, as amended (incorporated by reference to Appendix B to the Global Eagle Entertainment Inc. Definitive Proxy Statement on Schedule 14A (File No. 001-35176), filed on December 2, 2013).
10.31*	Form of Incentive Stock Option Agreement pursuant to The Global Eagle Entertainment Inc. 2013 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-35176), filed with the SEC on December 24, 2013).
10.32*	Form of Nonstatutory Stock Option Agreement pursuant to The Global Eagle Entertainment Inc. 2013 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-35176), filed with the SEC on December 24, 2013).
10.33*	Form of Stock Restriction Agreement pursuant to The Global Eagle Entertainment Inc. 2013 Equity Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 001-35176), filed with the SEC on December 24, 2013).
10.34*	Executive Employment Agreement, dated January 31, 2013, between the Company and John LaValle (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 001-35176) filed with the SEC on February 6, 2013)
14.1	Form of Code of Ethics. (incorporated by reference to Exhibit 14 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-172267), filed with the SEC on March 21, 2011).
16.1	Letter from Rothstein Kass to the Securities and Exchange Commission dated March 19, 2013 (incorporated by reference to Exhibit 16.1 to Amendment No. 1 to the Company’s Current Report on Form 8-K (File No. 001-35176), filed with the SEC on March 19, 2013).
21.1≠	List of Subsidiaries.
23.1≠	Consent of Ernst & Young, LLP, Independent Registered Public Accounting Firm
23.2+	Consent of Rose, Snyder & Jacobs LLP, Independent Registered Public Accounting Firm
31.1≠	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).
31.2≠	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).
31.3+	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).
31.4+	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).
32.1≠	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
32.2≠	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
101.INS≠	XBRL Instance Document
101. PRE≠	XBRL Taxonomy Extension Presentation Linkbase Document
101.SCH≠	XBRL Taxonomy Extension Schema Document
101.CAL≠	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF≠	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB≠	XBRL Taxonomy Extension Label Linkbase Document

*Management contract or compensatory plan or arrangement.

**Confidential treatment has been granted for certain portions omitted from this Exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

≠ Previously filed with the Original Form 10-K.

+ Filed herewith.

