Form 10-Q
period 2014-03-31
Global Eagle Entertainment Inc.
filed 2014-05-12
CIK 1512077

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED March 31, 2014
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

(Class)	(Outstanding as of May 12, 2014)
COMMON STOCK, $0.0001 PAR VALUE	33,748,644	SHARES*
NON-VOTING COMMON STOCK, $0.0001 PAR VALUE	19,118,233	SHARES
* Excludes 3,053,634 shares held by Advanced Inflight Alliance AG, a wholly-owned subsidiary of the registrant.

GLOBAL EAGLE ENTERTAINMENT INC.

PART I — FINANCIAL INFORMATION
GLOBAL EAGLE ENTERTAINMENT INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	March 31, 2014	December 31, 2013
ASSETS	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$250,553	$258,796
Accounts receivable, net	62,683	64,216
Content library, current	7,669	6,563
Inventories	12,934	15,481
Prepaid and other current assets	20,554	14,187
TOTAL CURRENT ASSETS:	354,393	359,243
Property, plant & equipment, net	21,192	20,797
Goodwill	52,345	52,345
Intangible assets	129,742	136,414
Other non-current assets	13,470	10,084
TOTAL ASSETS	$571,142	$578,883
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$85,418	$81,961
Deferred revenue	11,102	11,190
Warrant liabilities, current	86,960	71,570
Notes payable and accrued interest, current	7,652	9,648
Deferred tax liabilities, current	394	1,192
Other current liabilities	8,576	7,561
TOTAL CURRENT LIABILITIES:	200,102	183,122
Deferred tax liabilities, non-current	24,178	25,186
Deferred revenue, non-current	6,144	5,808
Notes payable and accrued interest, non-current	50	1,153
Other non-current liabilities	8,017	7,430
TOTAL LIABILITIES	238,491	222,699

COMMITMENTS AND CONTINGENCIES

EQUITY:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized, 0 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively	—	—
Common stock, $0.0001 par value; 375,000,000 shares authorized, 55,920,501and 55,902,114 shares issued, 52,866,867 and 52,848,480 shares outstanding, at March 31, 2014 and December 31, 2013, respectively	5	5
Non-voting common stock, $0.0001 par value; 25,000,000 shares authorized, 19,118,233 shares issued and outstanding at March 31, 2014 and December 31, 2013	2	2
Treasury stock, 3,053,634 shares at March 31, 2014 and December 31, 2013	(30,659)	(30,659)
Additional paid-in capital	623,393	620,862
Subscriptions receivable	(484)	(478)
Accumulated deficit	(270,286)	(243,943)
Accumulated other comprehensive loss	85	—
TOTAL GLOBAL EAGLE ENTERTAINMENT INC. STOCKHOLDERS' EQUITY	322,056	345,789
Non-controlling interest	10,595	10,395
TOTAL EQUITY	332,651	356,184
TOTAL LIABILITIES AND EQUITY	$571,142	$578,883

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GLOBAL EAGLE ENTERTAINMENT INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In thousands, except per share amounts)

	Three Months Ended March 31,
	2014	2013
Revenue	$85,968	$42,513
Operating expenses:
Cost of sales	65,117	35,749
Sales and marketing expenses	2,835	2,287
Product development	3,922	1,337
General and administrative	17,067	24,059
Amortization of intangible assets	6,419	1,233
Total operating expenses	95,360	64,665
Loss from operations	(9,392)	(22,152)
Other income (expense):
Interest income (expense), net	(161)	(176)
Change in fair value of derivatives	(15,538)	(4,615)
Other income (expense), net	199	(44)
Loss before income taxes	(24,892)	(26,987)
Income tax provision (benefit)	1,257	34
Net loss	(26,149)	(27,021)
Net income (loss) attributable to non-controlling interests	194	(39)
Net loss attributable to Global Eagle Entertainment, Inc. common stockholders	$(26,343)	$(26,982)

Basic and diluted net loss per common share	$(0.47)	$(0.61)
Weighted average common shares basic and diluted	55,914	44,014

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GLOBAL EAGLE ENTERTAINMENT INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)
(In thousands)

	Three Months Ended March 31,
	2014	2013
Net loss	$(26,149)	$(27,021)
Other comprehensive income (loss):
Unrealized foreign currency translation adjustments	—	(223)
Unrealized gain on available for sale securities	91	1,353
Total unrealized gain on available for sale securities	91	1,130
Comprehensive loss	(26,058)	(25,891)
Comprehensive income (loss) attributable to non-controlling interests	200	(106)
Comprehensive loss attributable to Global Eagle Entertainment Inc. common stockholders	$(26,258)	$(25,785)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GLOBAL EAGLE ENTERTAINMENT INC.
CONDENSED CONSOLIDATED STATEMENT OF EQUITY (UNAUDITED)
(In thousands)

	Common Stock		Common Stock Non-Voting		Treasury Stock		Additional	Subscriptions	Accumulated	Accumulated Other	Total Global Eagle Entertainment Inc.	Non-Controlling	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Paid-in Capital	Receivable	Deficit	Comprehensive Income	Stockholders' Equity	Interest	Equity
Balance, December 31, 2013	55,902	$5	19,118	$2	(3,054)	$(30,659)	$620,862	$(478)	$(243,943)	$—	$345,789	$10,395	$356,184
Exercise of stock options and warrants	18	—	—	—	—	—	(85)	—	—	—	(85)	—	(85)
Stock-based compensation	—	—	—	—	—	—	2,616	—	—	—	2,616	—	2,616
Interest income on subscription receivable	—	—	—	—	—	—	—	(6)	—	—	(6)	—	(6)
Comprehensive income	—	—	—	—	—	—	—	—	—	85	85	6	91
Net loss	—	—	—	—	—	—	—	—	(26,343)	—	(26,343)	194	(26,149)
Balance, March 31, 2014	55,920	$5	19,118	$2	(3,054)	$(30,659)	$623,393	$(484)	$(270,286)	$85	$322,056	$10,595	$332,651

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GLOBAL EAGLE ENTERTAINMENT INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Three Months Ended March 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(26,149)	$(27,021)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	9,395	4,702
Change in fair value of derivative financial instruments	15,538	4,456
Stock-based compensation	2,616	496
Warrants for common stock issued for services	—	402
Deferred income taxes	(1,563)	(1,201)
Accrued interest and other	81	9
Changes in operating assets and liabilities:
Accounts receivable	1,533	(2,827)
Inventory	(4,645)	(1,105)
Prepaid expenses and other current assets	(4,986)	(2,357)
Accounts payable and accrued expenses	4,472	(13,526)
Deferred revenue	248	(147)
Other long-term liabilities	587	(202)
NET CASH USED IN OPERATING ACTIVITIES	(2,873)	(38,321)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(2,032)	(256)
Cash received from Row 44 Merger	—	159,227
Cash received from AIA Stock Purchase	—	22,136
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(2,032)	181,107

CASH FLOWS FROM FINANCING ACTIVITIES:
Acquisition of non-controlling interest	—	(9,512)
Long-term borrowings, net of costs	—	(80)
Repayments of notes payable	(3,099)	—
Proceeds from the exercise of common stock options	—	296
Other financing activities, net	(239)	(327)
NET CASH USED IN FINANCING ACTIVITIES	(3,338)	(9,623)
Net (decrease) increase in cash and cash equivalents	(8,243)	133,163
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	258,796	2,088
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$250,553	$135,251

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Global Eagle Entertainment Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1. Business

Global Eagle Entertainment Inc. ("GEE") is a Delaware corporation headquartered in Marina Del Rey, California. GEE together with its consolidated subsidiaries is referred to as the “Company”. The Company's business is focused on providing Wi-Fi Internet Connectivity and Content to the airline industry.

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

Content

The Company's Content services offering selects, manages, and distributes wholly-owned and licensed media content, video and music programming, applications, and video games to the airline industry through its subsidiary, Advanced Inflight Alliance AG ("AIA"), the business it acquired from Post Modern Edit, LLC and related entities (such business, which the Company operates through wholly-owned subsidiaries, is referred to herein as "PMG"), and Travel Entertainment Group Equity Limited and subsidiaries ("IFES").

Prior to January 31, 2013, the Company was known as Global Eagle Acquisition Corp. (“GEAC”), which was formed in February 2011 to effect a merger, capital stock exchange, asset acquisition or similar business combination with one or more businesses. Effective in the first quarter of 2013, and in conjunction with the business combination transaction (the "Business Combination") in which GEAC acquired Row 44 and 86% of the issued and outstanding shares of AIA, GEAC changed the Company's name from Global Eagle Acquisition Corp. to Global Eagle Entertainment Inc. In addition, on July 10, 2013, the Company purchased substantially all the assets of Post Modern Edit, LLC and related entities. Further, on October 18, 2013, the Company completed the stock acquisition of IFES. Refer to Note 3. Business Combinations for additional information. Following the Business Combination, the Company acquired additional outstanding shares of AIA to increase its ownership of AIA's shares to 94% as of March 31, 2014. In April 2014, the Company completed the purchase of the remaining outstanding shares in AIA.
Note 2. Basis of Presentation and Summary of Significant Accounting Policies

The following is a summary of the significant accounting policies consistently applied in the preparation of the accompanying condensed consolidated financial statements.

Basis of Presentation

The accompanying interim condensed consolidated balance sheet as of March 31, 2014, the condensed consolidated statements of operations, the condensed consolidated statements of comprehensive loss and the condensed consolidated statements of cash flows for the three month periods ended March 31, 2014 and 2013, and the condensed consolidated statement of stockholders' equity for the three month period ended March 31, 2014 are unaudited.

Since Row 44 was deemed the accounting acquirer in the Business Combination consummated on January 31, 2013, the presented financial information for the three months ended March 31, 2014 is only partially comparable to the financial information for the three months ended March 31, 2013. The presented financial information for the three months ended March 31, 2013 includes the financial information and activities of Row 44 for the period January 1, 2013 to March 31, 2013 (90 days) as well as the financial information and activities of GEE and AIA for the period January 31, 2013 to March 31, 2013 (59 days). PMG and IFES were acquired subsequent to March 31, 2013, and are therefore not included in the March 31, 2013 numbers presented herein. This lack of comparability needs to be taken into account when reading the condensed consolidated statements of operations, comprehensive income (loss) and cash flows.

Table of Content
Global Eagle Entertainment Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

In the opinion of the Company's management, the unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of the Company's statement of financial position as of March 31, 2014 and its results of operations and its cash flows for the three month periods ended March 31, 2014 and 2013. The results for the three month period ended March 31, 2014 are not necessarily indicative of the results expected for the full year. The consolidated balance sheet as of December 31, 2013 has been derived from the Company's audited financial statements included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 25, 2014, as amended on March 26, 2014 (the "2013 Form 10-K").

The interim unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”), for interim financial information and with the instructions to Securities and Exchange Commission (“SEC”) Form 10-Q and Article 10 of SEC Regulation S-X. They do not include all of the information and footnotes required by GAAP for complete financial statements. Therefore, these financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto, included in the Company's 2013 Form 10-K.

Principles of Consolidation

The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned and majority-owned subsidiaries. Acquisitions are included in the Company's condensed consolidated financial statements from the date of the acquisition. The Company's purchase accounting for acquisitions resulted in all assets and liabilities of acquired businesses being recorded at their estimated fair values on the acquisition dates. All intercompany balances and transactions have been eliminated in consolidation, including AIA's historical investment in Row 44.

Investments that the Company has the ability to control, and where it is the primary beneficiary, are consolidated. Any non-controlling interests in a Company's subsidiary earnings or losses, such as in AIA, are included in other income (expense) in the Company's condensed consolidated statements of operations. Any investments in affiliates over which the Company has the ability to exert significant influence, but does not control and it is not the primary beneficiary, such as its investment in Allegiant Systems, Inc., are accounted for using the equity method of accounting. Investments in affiliates for which the Company has no ability to exert significant influence are accounted for using the cost method of accounting.

Use of Estimates

The preparation of the Company's unaudited condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue (relative selling price of deliverables) and expenses during the reporting period. Significant items subject to such estimates and assumptions include revenue, allowance for doubtful accounts, the assigned value of acquired assets and assumed and contingent liabilities associated with business combinations, valuation of media content inventory, useful lives and impairment of property and equipment, intangible assets, goodwill and other assets, the fair value of the Company's equity-based compensation awards, and deferred income tax assets and liabilities. Actual results could differ materially from those estimates. On an ongoing basis, the Company evaluates its estimates compared to historical experience and trends, which form the basis for making judgments about the carrying value of assets and liabilities.

Segments of the Company

The Company reports its operations under two segments, Connectivity and Content. The Company's Connectivity segment provides airline customers and their passengers Wi-Fi connectivity over Ku-band satellite transmissions through Row 44. The Company's Content segment selects, manages, and distributes owned and licensed media content, video and music programming, applications, and video games to the airline industry through AIA, PMG and IFES.

The decision to report two segments is principally based upon the Company's chief operating decision makers (“CODM”), and how they manage the Company's operations as two segments from a consolidated basis for purposes of evaluating financial performance and allocating resources. The CODM review revenue, expense, and contribution profit income (loss) information separately for its Connectivity and Content businesses. Total segment contribution profit income (loss) provides the CODM, investors and equity analysts a measure to analyze operating performance of each of the Company's business segments and its enterprise value against historical data and competitors' data, although historical results may not

Table of Content
Global Eagle Entertainment Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

be indicative of future results (as operating performance is highly contingent on many factors, including customer tastes and preferences). All other financial information is reviewed by the CODM on a consolidated basis.

Segment revenue, expenses and contribution profit for the three month periods ended March 31, 2014 and 2013 derived from the Company's Connectivity and Content segments were as follows (in thousands):

	Three Months Ended March 31,
	2014			2013
	Content	Connectivity	Consolidated	Content	Connectivity	Consolidated
Revenue:
Licensing	$52,331	—	$52,331	$23,304	$—	$23,304
Service	11,061	16,494	27,555	3,872	6,294	10,166
Equipment	198	5,884	6,082	—	9,043	9,043
Total Revenue	63,590	22,378	85,968	27,176	15,337	42,513
Operating Expenses:
Cost of Sales	46,144	18,973	65,117	20,503	15,246	35,749
Contribution Profit	17,446	3,405	20,851	6,673	91	6,764
Other Operating Expenses			30,243			28,916
Loss from Operations			$(9,392)			$(22,152)

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

When the Company enters into revenue sharing arrangements where it acts as the primary obligor, the Company recognizes the underlying revenue on a gross basis. In determining whether to report revenue gross for the amount of fees received from its customers, the Company assesses whether it maintains the principal relationship, whether it bears credit risk and whether it has latitude in establishing prices with the airlines, among other factors.

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

In certain cases where the Company sells its equipment on a stand-alone basis, it may charge a fee for obtaining Supplemental Type Certificates (“STCs”) obtained from the Federal Aviation Administration, which allow its equipment

Table of Content
Global Eagle Entertainment Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

to operate on certain model/type of aircraft. To the extent that the Company contracts to charge STC fees in equipment-only sales, the Company will record these fees as revenue. Total STC fees recognized as revenue for the three months ended March 31, 2014 was $0.2 million. No STC fee revenue was recognized during the quarter ended March 31, 2013.

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

Service Revenue. Service revenue includes in-flight Wi-Fi Internet services, live television, on-demand content, shopping and click-through advertising revenue from travel-related information. Service revenue is recognized after it has been rendered and the customer can use the service, which customarily is in the form of (i) enplanement for boarded passengers, (ii) usage by passengers, depending upon the specific contract, and/or (iii) other revenues such as advertising sponsorship. The Company assesses whether performance criteria have been met and whether its service fees are fixed or determinable based on a reconciliation of the performance criteria and an analysis of the payment terms associated with the transaction. The reconciliation of the performance criteria generally includes a comparison of third-party performance data to the contractual performance obligation and to internal or customer performance data in circumstances where that data is available.

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

Product Development

Product research and software development costs, other than certain internal-use software costs qualifying for capitalization, are expensed as incurred. Costs of computer software or websites developed or obtained for internal use that are incurred in the preliminary project and post implementation stages are expensed as incurred. Certain costs of developing internal-use software incurred during the application and development stage, which include employee and outside consulting compensation and related expenses, costs of computer hardware and software, website development costs and costs incurred in developing additional features and functionality of the services, are capitalized. The estimated useful life of costs capitalized is evaluated for each specific project. Capitalized costs are generally amortized using the straight-line method over a three year estimated useful life, beginning in the period in which the software is ready for its intended use. Unamortized amounts are included in property and equipment, net in the accompanying consolidated balance sheets. Capitalized software development costs totaled $0.6 million and $0.4 million for the three months ended March 31, 2014 and 2013, respectively.

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

Stock-based awards issued to non-employees are accounted for at fair value determined using the Black-Scholes option-pricing model. Management believes that the fair value of the stock options is more reliably measured than the fair value of the services received. The fair value of each non-employee stock-based compensation award is re-measured each period until performance is complete, which is generally the vesting date.

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

Restricted Cash

The Company maintains certain letters of credit agreements with its airlines partners, which are secured by the Company’s cash for periods of less than one year and up to three years. As of March 31, 2014 and December 31, 2013, the Company had restricted cash of $3.1 million and $3.3 million, respectively. As of March 31, 2014, $2.1 million and $1.0 million of restricted cash is included in other current and other non-current assets, respectively, in the consolidated balance sheets. As of December 31, 2013, $2.4 million and $0.9 million of restricted cash is included in other current and other non-current assets, respectively, in the consolidated balance sheets.

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

Long-Lived Assets

The Company evaluates the recoverability of its long-lived assets with finite useful lives, including its infinite lived intangible assets acquired in business combinations, for impairment when events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. Such trigger events or changes in circumstances may include: a significant decrease in the market price of a long-lived asset, a significant adverse change in the extent or manner in which a long-lived asset is being used, significant adverse change in legal factors or in the business climate, including those resulting from technology advancements in the industry, the impact of competition or other factors that could affect the value of a long-lived asset, a significant adverse deterioration in the amount of revenue or cash flows we expect to generate from an asset group, an accumulation of costs significantly in excess of the amount originally expected for the acquisition or development of a long-lived asset, current or future operating or cash flow losses that demonstrate continuing losses associated with the use of a long-lived asset, or a current expectation that, more likely than not, a long-lived asset will be sold or otherwise disposed of significantly before the end of its previously estimated useful life. The Company performs impairment testing at the asset group level that represents the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. If events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable and the expected undiscounted future cash flows attributable to the asset group are less than the carrying amount of the asset group, an impairment loss equal to the excess of the asset's carrying value over its fair value is recorded. Fair value is determined based upon estimated discounted future cash flows. Through March 31, 2014, the Company has identified no such impairment loss. Assets to be disposed of would be separately presented on the balance sheets and reported at the lower of their carrying amount or fair value less costs to sell, and would no longer be depreciated or amortized.

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

Table of Content
Global Eagle Entertainment Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

At March 31, 2014 and December 31, 2013, there was approximately $6.3 million and $6.2 million, respectively, of deferred equipment costs included in inventory and other non-current assets. The deferred equipment costs pertain to certain costs expended in advance of services for one airline, and are being amortized ratably over the underlying term of the agreement through 2020.

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

During the three months ended March 31, 2014, the Company purchased and capitalized less than $0.1 million of Connectivity equipment, which is installed on aircrafts of a single customer to facilitate expanded services over a five-year period. The Company capitalized the costs of this equipment on its balance sheet as it retained legal title to the equipment over the five-year use period, and will amortize these costs over their five-year useful life period.

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

As of March 31, 2014 and December 31, 2013, goodwill of $52.3 million was attributed to the Company's Content reporting unit. Through March 31, 2014, the Company has identified no impairment loss associated with its goodwill.

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

On January 31, 2013, the Company completed the acquisition of 86% of the issued and outstanding shares of AIA, a media content distributor to the airline industry with corporate headquarters based in Munich, Germany. On July 9, 2013, the Company acquired substantially all of the assets of Post Modern Edit, LLC and related entities. On October 18, 2013, the Company completed the acquisition of 100% of the issued and outstanding shares of IFES. All of these acquisitions were accounted for as business combinations. Refer to Note 3. Business Combinations for further information on the acquisitions of AIA, PMG and IFES in 2013.

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

Income Taxes

Deferred income tax assets and liabilities are recognized for temporary differences between the financial statement carrying amounts of assets and liabilities and the amounts that are reported in the income tax returns. Deferred taxes are evaluated for realization on a jurisdictional basis. The Company records valuation allowances to reduce deferred tax assets to the amount that is more likely than not to be realized. In making this assessment, management analyzes future taxable income, reversing temporary differences and ongoing tax planning strategies. Should a change in circumstances lead to a change in judgment about the realizability of deferred tax assets in future years, the Company will adjust related valuation allowances in the period that the change in circumstances occurs, along with a corresponding increase or charge to income. Due to the uncertainty over its ability to realize future taxable income in certain jurisdictions, the Company has recorded a valuation allowance of $50.8 million and $48.9 million against its domestic deferred tax assets as of March 31, 2014 and December 31, 2013, respectively, and $2.1 million and $1.9 million against its foreign deferred tax assets as of March 31, 2014 and December 31, 2013, respectively.
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

The following tables summarize the Company's financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2014, and December 31, 2013, respectively (in thousands):

	March 31, 2014	Quotes Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Earn-out liability (1)	$1,444	$—	$—	$1,444
Global Eagle warrants (2)	86,960	86,960	—	—
Total financial liabilities	$88,404	$86,960	$—	$1,444

(1) Includes $1.4 million earn-out liability for EIM, a subsidiary of AIA assumed in the Business Combination.
(2) Includes 15,571,050 public warrants.

	December 31, 2013	Quotes Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Earn-out liability (1)	$1,421	$—	$—	$1,421
Global Eagle warrants (2)	71,570	71,570	—	—
Total financial liabilities	$72,991	$71,570	$—	$1,421

(1) Includes $1.4 million earn-out liability for EIM, a subsidiary of AIA assumed in the Business Combination.
(2) Includes 15,567,650 public warrants.

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

Derivative Warrants. The fair value of Global Eagle's warrants, recorded as derivative warrant liabilities, is determined by the Company using the quoted market prices for the Company's over the counter publicly traded warrants. On reporting dates where there are no active trades, the Company uses the last reported closing trade price of the warrants to determine the fair value. The Company recorded an expense from the change in the fair value of these warrants during three months periods ended March 31, 2014 and 2013 of approximately $15.5 million and $4.2 million, respectively.

The following table shows both the carrying amounts, which approximate the fair values, of the Company's financial assets and liabilities in the consolidated financial statements at March 31, 2014 and December 31, 2013, respectively (in thousands):

	March 31, 2014		December 31, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial liabilities:
Notes payable	$7,702	$7,702	$10,801	$10,801

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

The following table presents the fair value roll-forward reconciliation of level 3 assets and liabilities measured at fair value basis for the period ended March 31, 2014, (in thousands):

Earn-Out Liability
Balance, December 31, 2013	$1,421
Change in value	23
Balance, March 31, 2014	$1,444

Reclassification

Certain prior year amounts have been reclassified to conform to the current year presentation.

Note 3. Business Combination

Accounting Treatment for the Business Combinations

On January 31, 2013, the Business Combination was consummated, in which a merger subsidiary of GEAC merged with and into Row 44 (the "Row 44 Merger") with Row 44 surviving, and concurrently GEE acquired 86% of the issued and outstanding shares of AIA, which were held by PAR Investment Partners, L.P. ("PAR"). Row 44 is considered the acquirer for accounting purposes, and the Row 44 Merger was accounted for as a recapitalization. The AIA stock purchase was accounted for as an acquisition of a business because the Company obtained effective control of AIA. Since the Row 44 Merger was accounted for as a recapitalization, the assets and liabilities of Row 44 and GEAC are carried at historical cost, and no step-up in basis or any intangible assets or goodwill were recognized as a result. Under the acquisition method, the acquisition-date fair value of the gross consideration transferred to effect the AIA Stock Purchase was allocated to the assets acquired, the liabilities assumed, and non-controlling interest based on their estimated fair values. Transaction costs incurred in 2012 and in 2013 through January 31, 2013 of $16.4 million were attributable to the Business Combination and were recorded as reductions to retained earnings. In connection with the closing of the Row 44 Merger, the Company paid PAR $11.9 million under a backstop fee agreement. This was recorded as transaction costs reflected in operating results as a general and administrative expense in the three months ended March 31, 2013.

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

Row 44 Merger

Pursuant to the Row 44 Merger, all shares of capital stock of Row 44 then outstanding were converted into the right to receive shares of common stock of the Company, and all options to purchase common stock of Row 44 then outstanding were net stock settled for shares of common stock of the Company. In exchange for the shares of Row 44, the Company issued at closing 23,405,785 shares of GEAC common stock to the Row 44 equity holders. AIA's ownership of 3,053,634 shares of GEE stock was deemed to be treasury stock when the AIA stock purchase was consummated concurrently.

The cash flows related to the Row 44 Merger in the Business Combination, as reported in the consolidated statements of cash flows within the investing section for the three months ended March 31, 2013, is summarized as follows (in thousands):

Table of Content
Global Eagle Entertainment Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Amount
Operating cash	$8
Add: cash held in trust	189,255
Less: cash paid for GEAC shares that were redeemed	(101,286)
Add: cash received from backstop participants	71,250
Net cash received from Row 44 Merger	$159,227

AIA Stock Purchase

The acquisition date fair value of the consideration transferred totaled $144.3 million. The fair value was determined based on the closing market price of the Company's common stock on January 31, 2013. The goodwill recorded for the AIA stock purchase was $35.4 million, and key factors that contributed to the recognition of AIA goodwill were principally the acquisition of a trained workforce, the opportunity to expand operations internationally within the airline industry, and the opportunity to generate future savings through synergies with the existing business. None of the goodwill is deductible for tax purposes. The following table summarizes the allocation of the AIA purchase price to the estimated fair values of the assets acquired and liabilities assumed in the AIA Stock Purchase (in thousands):

Amount
Goodwill	$35,385
Existing technology – software	2,574
Existing technology – games	12,331
IPR&D	7,317
Customer relationships	80,758
Other intangibles	2,568
Content library	14,297
Accounts receivable, net of allowances	31,984
Deferred tax liability	(28,752)
Current liabilities	(56,548)
Other assets acquired, net of liabilities assumed	67,630
Net assets acquired	169,544
Less: Non-controlling interests	25,287
Total consideration transferred	$144,257

As a result of the AIA Stock Purchase, a non-controlling interest was recorded on the Company's consolidated balance sheets. As of and for the three months ended March 31, 2014 and 2013, the remaining 14% and 6%, respectively, of AIA shares was owned by others unrelated and independent of the Company. The fair value of the non-controlling interest was determined based upon the fair value of AIA common stock on the closing date. Since the acquisition date, the results of AIA have been included in the Company’s consolidated financial results for the two months ended March 31, 2013, eleven month ended December 31, 2013 and three months ended March 31, 2013 in the Content operating segment.

PMG Asset Purchase

On July 9, 2013, the Company purchased substantially all the assets of Post Modern Edit, LLC and related entities to further expand its leadership in delivering media and content solutions to the global travel industry. Pursuant to the terms of the purchase, the Company acquired such assets of PMG in exchange for approximately $10.6 million in cash, 431,734 shares of common stock for a fair value of $4.4 million and the assumption of approximately $3.3 million in debt and $0.4 million in certain accrued obligations. The sellers of the PMG assets have the opportunity to receive an additional $5.0 million in cash if, among other things, the PMG business, combined with certain AIA businesses, achieve certain financial target milestones from the second half of 2013 through December 31, 2014 (the “PMG Earn Out”). Due to the fact that the PMG Earn Out is tied to the fulfillment of certain post-closing employment obligations by certain PMG executives, the Company is required to account for the PMG Earn Out as compensation to the sellers and is recognized as an expense, over the requisite service period. During the three months ended March 31, 2014, the Company accrued for approximately $0.5 million of the PMG Earn Out obligation. The goodwill recorded for the PMG asset purchase was $4.8 million, and key factors that contributed to the recognition of

Table of Content
Global Eagle Entertainment Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

PMG goodwill were principally trained workforce, the opportunity to consolidate and complement existing AIA operations within the airline industry, and the opportunity to generate future savings through synergies with the existing business. As a result of the asset purchase of PMG, the goodwill is deductible for tax purposes.
As of December 31, 2013 and March 31, 2014, the Company held 151,420 of the total 431,734 shares issuable to the sellers in escrow, which are subject to certain standard warranties and representations and scheduled to be released to the sellers upon final settlement of certain post-closing terms. In addition, approximately $0.3 million of the cash proceeds is subject to a hold back to satisfy post-closing obligations as well as a working capital adjustment and any remaining portion of such hold back amount that is not subject to then pending claims will be paid to the selling shareholders upon final settlement of post-closing terms and obligations.

The following table summarizes the fair value of the assets and liabilities assumed in the PMG asset purchase on July 10, 2013 (in thousands):

Amount
Goodwill	$4,843
Trade Names	1,171
Customer relationships	10,863
Non-Compete	396
Fixed assets	3,284
Liabilities assumed, net of other assets acquired	(4,861)
Total consideration transferred	$15,696

Significant other assets and liabilities assumed, included in the table above, were $8.5 million of accounts receivable, $1.1 million of tape-stock inventory and prepaid assets, $1.1 million of restricted cash, $3.3 million of assumed indebtedness pertaining to debt assumed by the Company, and $12.6 million of accounts payable and accrued expenses outstanding and assumed at the purchase date. The Company incurred approximately $0.3 million in transaction costs associated with the PMG asset purchase.

IFES Stock Purchase

On October 18, 2013, the Company acquired IFES from GCP Capital Partners LLP and certain individuals for approximately $36.2 million in cash. IFES provides media content for use by airlines in in-flight entertainment and connectivity systems. The acquisition is intended to enhance the Company's Content operating segment.

The following table summarizes the preliminary fair value of the assets and liabilities assumed in the IFES asset purchase (in thousands):

Amount
Goodwill (1)	$12,117
Trade names	341
Customer relationships	28,258
Fixed assets	3,498
Liabilities assumed, net of other assets acquired (1)	(7,968)
Total consideration transferred	$36,246
(1) Included in the table above are $0.5 million of deferred tax assets, $6.6 million of deferred tax liabilities and $1.2 million of accrued taxes payable as of the IFES acquisition date, which were prepared using best estimates available. Due to the preliminary nature of IFES financial results prior to the October 18, 2013 acquisition date, the Company was unable to provide an accurate assessment of certain deferred tax assets, deferred tax liabilities and estimated income taxes payable for the period(s) prior to the October 18, 2013 acquisition date. As a result, these balances are considered preliminary at March 31, 2014, and are expected to be finalized during 2014.

The goodwill recorded for the IFES acquisition was $12.1 million, and key factors that contributed to the recognition of IFES goodwill were principally trained workforce, expansion of international operations, the opportunity to consolidate and

Table of Content
Global Eagle Entertainment Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

complement existing AIA and PMG operations within the airline industry, and the opportunity to generate future savings through synergies with the existing business. As a result of the stock purchase of IFES, the goodwill is not deductible for tax purposes. Significant other assets and net liabilities assumed and included in the table above were $8.0 million of accounts receivable, $0.2 million of prepaid and other current assets, $1.9 million positive cash balance, $11.0 million of accounts payable and accrued expenses outstanding and assumed at the purchase date, $1.3 million mortgage relating to the building acquired in the acquisition and a net tax liability for $6.2 million, of which $1.2 million of accrued taxes payable were recorded prior to the acquisition. The net tax liability is made up of a deferred tax asset of $0.5 million and deferred tax liabilities of $6.6 million. The Company incurred approximately $0.5 million in transaction costs associated with the IFES purchase.

Supplemental Pro Forma Information

The pro forma financial information as presented below is for informational purposes only and is not indicative of operations that would have been achieved from the acquisitions of AIA, PMG and IFES had they taken place at the beginning of 2013. Supplemental information on an unaudited pro forma basis, as if these acquisitions had been completed as of January 1, 2013, is as follows (in thousands, except per share data):

	Three Months Ended March 31,
	2014	2013
Revenues	$85,968	$70,169
Net Loss	$(26,149)	$(50,992)

The unaudited pro forma supplemental information is based on estimates and assumptions that the Company believes are reasonable and reflect amortization of intangible assets as a result of the acquisitions. The pro forma results are not necessarily indicative of the results that would have been realized had the acquisitions been consummated as of the beginning of the periods presented. The pro forma amounts include the historical operating results of the Company, with adjustments directly attributable to the acquisitions. Included in the supplemental information for the three months ended March 31, 2014 were certain one-time non-recurring fees associated with the Business Combination of approximately $34.5 million.

Note 4. Goodwill

The following table presents the changes in the Company’s goodwill balance for the periods presented (in thousands).

Balance at December 31, 2013	$52,345
Goodwill arising from business combinations	—
Balance at March 31, 2014	$52,345

Goodwill in 2013 arose from the acquisitions of AIA, PMG and IFES as detailed in Note 3. Business Combinations. No Goodwill existed prior to 2013.

The Company's most recent annual impairment analysis was performed in the fourth quarter of the year ended December 31, 2013 and indicated that the there was no impairment of goodwill at that time.

Table of Content
Global Eagle Entertainment Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 5. Property, Plant, and Equipment, net

At March 31, 2014 and December 31, 2013, property, plant, and equipment, net consisted of the following (in thousands):

	March 31, 2014	December 31, 2013
Leasehold improvements	$1,090	$1,272
Furniture and fixtures	1,605	1,590
Equipment	15,667	15,362
Computer equipment	4,644	3,905
Computer software	2,927	2,985
Automobiles	288	297
Buildings	2,674	2,649
Albatross (aircraft)	425	385
Other	—	12
Total property, plant, and equipment	29,320	28,457
Accumulated depreciation	(8,128)	(7,660)
Property, plant, and equipment, net	$21,192	$20,797

Depreciation expense for property, plant, and equipment amounted to $1.6 million and $0.4 million for the three months ended March 31, 2014 and 2013, respectively.

Depreciation expense, including software amortization expense, by classification for the three months ended March 31, 2014 and 2013 is shown below (in thousands):

	Three Months Ended March 31,
	2014	2013
Depreciation expense:
Cost of sales	$721	$—
Sales and marketing	123	—
Product Development	170	—
General and administrative	623	366
Total depreciation expense	$1,637	$366

Note 6. Intangible Assets, net

As a result of the Business Combination, the Company acquired definite-lived intangible assets that are primarily amortized on a straight-line basis. The Company's definite-lived intangible assets have assigned useful lives ranging from 1.5 to 8.5 years (weighted average of 7.2 years).

Intangible assets, net at March 31, 2014, consisted of the following (in thousands):

Table of Content
Global Eagle Entertainment Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

			March 31, 2014
	Weighted Average Useful Lives		Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Intangible assets:
Definite life:
Existing technology - software	8 years		$2,575	$(429)	$2,146
Existing technology - games	6 years		12,331	(2,877)	9,454
IPR&D	8 years		7,317	(457)	6,860
Customer relationships	5.5 years		119,879	(16,282)	103,597
Other	3.5 years		4,476	(2,109)	2,367
Content library (acquired in business combination)	1.5 years		9,492	(1,573)	7,919
Content library (acquired post business combination)	1.5 years	(1)	14,298	(12,800)	1,498
Total intangible assets			$170,368	$(36,527)	$133,841
(1) Useful estimate based upon the content library acquired in business combination, which approximates historical experience.

Content library is classified on a standalone basis on the Company's condensed consolidated balance sheets as of March 31, 2013 and December 31, 2013. The remainder of content library is classified and included within the intangible asset amount. The Company expects to record amortization of the intangible assets as follows (in thousands):

Year ending December 31,	Amount
2013 (3 months ended)	$27,354
2014	23,134
2015	21,303
2016	19,151
2017	15,516
Thereafter	27,383
Total	$133,841

The Company recorded amortization expense of $7.8 million and $4.2 million during the three months ended March 31, 2014 and 2013, respectively. Amortization expense excludes the amortization of the content library, which is included in cost of sales.

Note 7. Available For Sale (“AFS”) Securities

At March 31, 2014, the Company held $0.6 million of AFS equity securities at an unrealized gain of approximately $0.1 million. Unrealized gains relating to AFS securities are recognized in accumulated other comprehensive income (loss), net of its related taxes.

At March 31, 2013, the Company held $7.1 million of AFS equity securities at an unrealized gain of $1.4 million. During the three months ended June 30, 2013, the Company sold this investment for proceeds of approximately $5.9 million and recorded a realized gain of approximately $0.1 million.

Note 8. Commitments and Contingencies

Operating Lease Commitments

Operating lease commitments include payments on outstanding, noncancelable, operating lease obligations. The Company leases its operating facilities under noncancelable operating leases that expire through 2017. The Company also leases certain

Table of Content
Global Eagle Entertainment Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

facilities and vehicles under month-to-month arrangements. Total rent expense for the three months ended March 31, 2014 and 2013 was $1.1 million and $0.5 million respectively. The Company is responsible for certain operating expenses in connection with these leases.

Satellite Cost Commitments

During the three months ended March 31, 2014 the Company had in place a Master Services Agreement ("MSA") with its satellite service provider to provide for satellite capacity over Russia, the North Atlantic and for expansion of its existing capacity in the US and Europe. The MSA satellite cost commitments totaled $170.6 million through December 31, 2020. The Company expenses these satellite fees in the month the service is provided as a charge to cost of services.

Legal Matters

On December 28, 2012, Advanced Media Networks, L.L.C. filed suit in the United States District Court for the Central District of California against Row 44 and one of its customers which Row 44 has agreed to indemnify for allegedly infringing two of its patents and seeking injunctive relief and unspecified monetary damages. Row 44 is direct subsidiary of the Company. Based on currently available information, the Company believes it has strong defenses and intends to defend vigorously against this lawsuit, but the outcome of this matter is inherently uncertain and could have a materially adverse effect on its Connectivity business, financial condition and results of operations. As of March 31, 2014, the potential range of loss related to this matter cannot be determined.

On October 22, 2013, Arista Music, Sony Music Entertainment and certain parties believed to be related to the foregoing filed suit in the United States Direct Court for the Southern District of New York against Inflight Productions Ltd. (“IFP”), one of its customers and a third party contractor of IFP for copyright infringement and related claims and unspecified money damages. IFP is a direct subsidiary of AIA and an indirect subsidiary of the Company. The Company is in the process of evaluating the merits of this matter, and intends to defend against it vigorously; however the outcome is inherently uncertain and could have a material adverse effect on the Company’s business, financial condition and results of operations. As of March 31, 2014, the potential range of loss related to this matter cannot be determined.

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

Note 9. Related Party Transactions

In connection with the closing of the Row 44 Merger, the Company paid PAR $11.9 million under a backstop fee agreement. This was recorded as transaction costs reflected in operating results as a general and administrative expense in the three month period ended March 31, 2013.

Administrative Services

AIA's subsidiary, Entertainment in Motion (“EIM”), rents office space belonging to a company in which AIA's management has an ownership interest. There were no unpaid lease liabilities as of March 31, 2014 and December 31, 2013. The Company recognized rent expense of $60,000 each for the three month periods ended March 31, 2013 and 2014. EIM also made a loan to one of its managing directors. As of March 31, 2014, the outstanding balance was less than $0.1 million.

Office Lease Agreement with Employee

Table of Content
Global Eagle Entertainment Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

In connection with the acquisition of PMG in the current year, the Company acquired an office lease that is currently being occupied and used as part of operations in Irvine, California. This building is majority owned by one of the founding members of PMG, who is currently an employee of the Company. The lease terminates on March 31, 2024. The total rental expense incurred during the three months ended March 31, 2014 was less than $0.1 million .

Note 10. Stock Options and Warrants

Stock Options

In conjunction with the Business Combination, the Company created its 2013 Equity Incentive Plan (the "Plan"), and as amended in December 2013, the Administrator of the Plan, which is the compensation committee of the Company's board of directors, may grant up to 7,500,000 stock option, restricted stock, restricted stock unit and other incentive awards to employees, officers, non-employee directors, and consultants, and such options or awards may be designated as incentive or non-qualified stock options at the discretion of the Administrator. Employee stock option grants have 5-year terms and vest 1/4th on the anniversary of the vesting commencement date and 1/48th monthly thereafter, over a 4-year period. Stock options granted to our Board of Directors have 5-year terms and vest monthly over two years from the vesting commencement date. Certain stock option awards have accelerated vesting provisions in the event of a change in control or termination without cause.
Fair values of the stock options at March 31, 2014 and 2013 were determined using the Black-Scholes model and the following weighted average level 3 assumptions:

	Three Months Ended March 31,
	2014	2013
Common stock price on grant date	$16.88	$9.98
Expected life (in years)	4.00	4.87
Risk-free interest rate	1.75%	0.77%
Expected stock volatility	65%	50%
Expected dividend yield	—%	—%
Fair value of stock options granted	$8.48	$3.82

Stock option activity for three months ended March 31, 2014 is as follows:

Global Eagle Stock Option Plan	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2014	5,285,000	$10.86
Granted	25,000	16.88
Exercised	(50,000)	8.88
Forfeited	177,083	9.79
Outstanding at March 31, 2014	5,437,083	10.94	4.32
Expected to vest at March 31, 2014	3,288,167	11.05	4.23	4.77
Exercisable at March 31, 2014	972,708	$10.51	3.68	$5.27

Stock-based Compensation Expense

Stock-based compensation expense related to all employee and non-employee stock-based awards for the three months ended March 31, 2014 and 2013 were as follow, (in thousands):

Table of Content
Global Eagle Entertainment Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Three Months Ended March 31,
	2014	2013
Stock-based compensation expense:
Cost of services	$—	$—
Sales and marketing expenses	—	—
Product development	—	—
General and administrative	2,616	496
Total stock-based compensation expense	$2,616	$496

Warrants

In conjunction with the Business Combination and on January 31, 2013, the Company converted 21,062,500 Row 44 warrants to warrants to purchase up to 721,897 shares of Global Eagle common stock. The following is a summary of all Row 44 warrants converted to warrants to purchase GEE common stock (exercise price per warrant and number of warrants presented using the conversion ratio to Global Eagle common stock used in the Row 44 Merger) outstanding at March 31, 2014:

	Weighted Average Exercise Price per Warrant	Number of Warrants (as converted)	Weighted Average Remaining Life (in years)
Common stock warrants	$9.45	721,897	2.87
Series C Preferred stock warrants	$8.74	734,451	3.19

The following is a summary of warrants originally issued by GEAC, including public and privately placed warrants, for the three months ended March 31, 2014:

Global Eagle Warrants	Number of Warrants	Weighted Average Exercise price	Weighted Average Remaining Contractual Term (in years)
Outstanding at January 1, 2014	23,237,717	$11.5
Granted	—	—
Exercised	(3,400)	11.5
Purchased	—	—
Forfeited	—	—
Outstanding and exercisable at March 31, 2014	23,234,317	$11.5	3.83

The Company accounts for 15,900,983 of GEAC's warrants as derivative liabilities at March 31, 2014. During the three months ended March 31, 2014, the Company recorded approximately $15.5 million in expense in the consolidated statements of operations as a result of the remeasurement of these warrants at balance sheet date until exercised. The fair value of warrants issued by the Company has been estimated using the warrants' quoted public market price. In the event the Company’s closing stock price is at or above $17.50 for twenty of thirty consecutive trading days, the Company can call the 15,567,650 public warrants and force the holders to exercise their warrants at $11.50 per share, with estimated proceeds of approximately $179.0 million.

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

Income tax expense (benefit) for the three months ended March 31, 2014 and 2013 was $1.3 million and $34 thousand respectively.
As of March 31, 2014 and December 31, 2013 the Company has recorded a valuation allowance of $52.9 million and $50.8 million against its domestic and foreign deferred tax assets, respectively, due to the uncertainties over its ability to realize future taxable income in those jurisdictions. As of March 31, 2014, the valuation allowance on domestic and foreign deferred tax assets were $50.8 million and $2.1 million, respectively.
In connection with the acquisitions of AIA and IFES, the Company recorded net deferred tax liabilities of $22.2 million and $6.2 million, respectively.
As of March 31, 2014 and December 31, 2013, the Company had federal net operating loss carry-forwards ("NOLs") of $104.2 million and $102.2 million, respectively, and state net operating loss carry-forwards of $59.3 million and $58.9 million, respectively, which losses will begin to expire during the fiscal years ending in December 31, 2028 and 2018, respectively. These NOLs may be used to offset future taxable income, to the extent the Company generates any taxable income, and thereby reduce or eliminate future federal income taxes otherwise payable. Section 382 of the Internal Revenue Code imposes limitations on a corporation's ability to utilize NOLs if it experiences an ownership change as defined in Section 382. In general terms, an ownership change may result from transactions increasing the ownership of certain stockholders in the stock of a corporation by more than 50% over a three year period. In the event that an ownership change has occurred, or were to occur, utilization of the Company's NOLs would be subject to an annual limitation under Section 382 as determined by multiplying the value of the Company's stock at the time of the ownership change by the applicable long-term tax-exempt rate as defined in the Internal Revenue Code. Any unused annual limitation may be carried over to later years. The Company could experience an ownership change under Section 382 as a result of events in the past in combination with events in the future. If so, the use of the Company's NOLs, or a portion thereof, against future taxable income may be subject to an annual limitation under Section 382, which may result in expiration of a portion of the NOLs before utilization. Therefore, the Company could be liable for income taxes sooner than otherwise would be true if the Company were not subject to Section 382 limitations. The Company plans to perform a study to determine the extent of the limitation, if any. Any carry-forwards that expire prior to utilization as a result of such limitations will be removed, if applicable, from deferred tax assets with a corresponding reduction of the valuation allowance.

As of March 31, 2014, the Company intends to reinvest the foreign earnings of its subsidiaries on an indefinite basis. As a result, deferred taxes have not been established for unremitted earnings of foreign subsidiaries.

The Company is subject to the accounting guidance for uncertain income tax positions. The Company's policy for recording interest and penalties associated with uncertain tax positions is to record such items as a component of income tax expense. The Company assumed and recorded approximately $3.2 million of liabilities for uncertain tax position including related interest and penalties as a result of Business Combination in 2013. Included in the $3.2 million liability at December 31, 2013 is an estimate for potential claims by the Canadian Revenue Agency (the “CRA”), which is currently investigating one of AIA’s Canadian subsidiaries for the tax years 2008 through 2012. The CRA is questioning the taxability and presence of the subsidiary’s locations in Dubai, United Arab Emirates, and whether income derived from Dubai would have constituted taxable earnings subject to Canadian income tax for the tax year ended December 31, 2008.

Table of Content
Global Eagle Entertainment Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

No uncertain income tax positions were recorded during 2011 or 2012, and the Company does not expect its uncertain tax position to materially change through the end of 2014. As of March 31, 2014, the Company has recorded a $3.6 million cumulative liability for uncertain income tax positions including accumulated interest and penalties of $0.7 million.

Note 12. Notes Payable and Bank Debts

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

As of March 31, 2014, the principle and accrued interest outstanding on the bank loan was $3.6 million.

Subordinated bank loan

The Company's controlled subsidiary, AIA holds a note payable of $2.6 million for mezzanine financing obtained through a financing program of Capital Efficiency Group AG, Zug, Switzerland. This financing program matured in March 2014. The interest rate was 8.8% per year. A payment of 1% had to be made each year and interest of 7.8% on the principal had to be paid every quarter. As of March 31, 2014, there were no outstanding principle or accrued interest balance on the note.

Bank Debt

With the acquisition of PMG in July 2013, the Company assumed approximately $3.3 million of debt in the form a $1.5 million term loan (the “Term Loan”) and a $1.8 million line of credit (the “LOC”) with a bank. The Term Loan and LOC mature in October 2017 and 2014, respectively, and bear interest at a rate equal to the bank’s reference rate, which was approximately 3.25% during the quarter ended March 31, 2014, or the bank’s current prime rate. The LOC matures in October 2014, and bears interest. Interest is paid on a monthly basis. Accrued interest on the Term Loan and LOC was $0.0 million at March 31, 2014.

With the acquisition of IFES on October 18, 2013, the Company assumed approximately $1.3 million of debt in the form of two facility letters for a commercial mortgage loan with a bank for $0.2 million and $1.1 million. The mortgage letters mature in October 2014 and 2032, respectively, and bear interest at a rate equal to the bank’s base rate, which was approximately 3.25% during the year ended December 31, 2013. Interest is paid on a monthly basis. Accrued interest on the credit facilities was $0.0 million at March 31, 2014.

Table of Content
Global Eagle Entertainment Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following is a schedule, by year, of future minimum principal payments required under notes payable and bank debts as of March 31, 2014 (in thousands):

Years Ending December 31,	Amount
2014 (remaining nine months)	$6,549
2015	250
2016	112
2017	101
2018	101
2019	589
Total	$7,702

Note 13. Concentrations

Concentrations of Credit and Business Risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash and cash equivalents and accounts receivable.

At March 31, 2014 and December 31, 2013, the Company's cash and cash equivalents were maintained primarily with major U.S. financial institutions and foreign banks. Deposits with these institutions at times exceed the federally insured limits, which potentially subjects the Company to concentration of credit risk. The Company has not experienced any losses related to these balances and believes that there is minimal risk.

A substantial portion of the Company's revenue is generated through arrangements with one airline customer. The Company may not be successful in renewing these agreements, or if they are renewed, they may not be on terms as favorable as current agreements. The percentage of revenue generated through the customer representing more than 10% of consolidated revenue is as follows:

	Three Months Ended March 31,
	2014	2013
Southwest Airlines	14%	23%

No other customer accounted for revenues greater than 10% for the two periods presented.

Note 14. Subsequent Events

On May 6, 2014, UMG Recordings, Inc., Capital Records, Universal Music Corp and entities affiliated with the foregoing (collectively, “UMG”) filed suit in the United States District Court for the Central District of California against the Company and IFP for copyright infringement and related claims and unspecified money damages. The Company is in the process of evaluating the merits of this matter, and intends to defend against it vigorously; however the outcome is inherently uncertain and could have a material adverse effect on the Company’s business, financial condition and results of operations. The potential range of loss related to this matter cannot be determined.

In April 2014, the Company completed the purchase of the remaining 6.0% outstanding shares for cash consideration of approximately $15.0 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As used herein, "Global Eagle Entertainment," "GEE," the "Company," "our," "we," or "us" and similar terms include Global Eagle Entertainment Inc. and it subsidiaries, unless the context indicates otherwise.

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

These forward-looking statements are based on information available to us as of the date of this Quarterly Report on Form 10-Q and on our current expectations, forecasts and assumptions, and involve substantial risks and uncertainties. Actual results may vary materially from those expressed or implied by the forward looking statements herein due to a variety of factors, including: our ability to integrate our recently acquired businesses, the ability of the combined business to grow, including through acquisitions which we are able to successfully integrate, and the ability of our executive officers to manage growth profitably; the ability of our executive officers to recognize changing trends in the systems, services and business model requirements of our current and potential future customers; the ability of our customer Southwest Airlines to maintain a sponsor for its “TV Flies Free” offering and our ability to replicate this model through other sponsorship alliances; the ability of our content segment to provide unique content curation and delivery services attractive to non-theatrical customers, including the airlines; the outcome of any legal proceedings pending or that may be instituted against us, Row 44, AIA, PMG or IFES; changes in laws or regulations that apply to us or our industry; our ability to recognize and timely implement future technologies in the content delivery space, including wireless content delivery, and the satellite connectivity space, including Ka-band system development and deployment; our ability to deliver end-to-end network performance sufficient to meet increasing airline customer and passenger demand; our ability to obtain and maintain international authorizations to operate our connectivity service over the airspace of foreign jurisdictions our customers utilize; our ability to expand our service offerings and deliver on our service roadmap; our ability to timely and cost-effectively identify and license television, audio and media content that airlines and/or and media content that passengers will purchase; general economic and technological circumstances in the satellite transponder market, including access to transponder space in capacity limited regions and successful launch of replacement transponder capacity where applicable; our ability to obtain and maintain licenses for content used on legacy installed in-flight entertainment systems and next generation in-flight entertainment systems; the loss of, or failure to realize benefits from, agreements with our airline partners; the loss of relationships with original equipment manufacturers or dealers; unfavorable economic conditions in the airline industry and economy as a whole; our ability to expand our domestic or international operations, including our ability to grow our business with current and potential future airline partners or successfully partner with satellite service providers, including Hughes Network Systems; our reliance on third-party satellite service providers and equipment and other suppliers, including single source providers and suppliers; the effects of service interruptions or delays, technology failures, material defects or errors in our software or hardware, damage to our network resources, disruption of our content delivery systems or geopolitical restrictions; the limited operating history of our connectivity and in-flight television and media products; costs associated with defending pending or future intellectual property infringement actions and other litigation or claims; increases in our projected capital expenditures due to, among other things, unexpected costs incurred in connection with the roll out of our technology roadmap or our international plan of expansion, including managing rapid changes in available competitive technologies and research and development of such technologies; fluctuation in our operating results; the demand for in-flight broadband Internet access services and market acceptance for our products and services; and other risks and uncertainties set forth herein and in our most recent Annual Report on Form 10-K, as amended, and any subsequently filed Quarterly Reports on Form 10-Q. We do not undertake any obligation to update forward-looking statements as a result of as a result of new information, future events or developments or otherwise.

The following discussion and analysis of our business and results of operations for the three months ended March 31, 2014, and our financial conditions at that date, should be read in conjunction with the financial statements and the notes thereto included in Item 1 of this Quarterly Report on Form 10-Q and our 2013 Form 10-K.

Overview of the Company

We are a leading full service provider of connectivity and content to the worldwide airline industry. Our principal operations and decision-making functions are located in North America and Europe. We manage and report our businesses in two operating segments: Connectivity and Content. Our operating results are regularly reviewed by our chief operating decision makers by our Connectivity and Content operating segments, principally to make decisions about how we allocate our resources and to measure our segment and consolidated operating performance. We currently generate a majority of our revenue through the licensing of content and providing our Wi-Fi and Content services to the airline industry, and to a lesser extent through the sale of network equipment to airlines. Our chief operating decision makers regularly review revenue and contribution profit on a segment basis, and our results of operations and pre-tax income or loss on a consolidated basis in order to gain more depth and understanding of the key business metrics driving our business. Accordingly, we report revenue and contribution profit for these segments separately.

For the three months ended March 31, 2014 and 2013, we reported revenue of $86.0 million and $42.5 million, respectively. For the three months ended March 31, 2014 and 2013, our Content operating segment accounted for 74% and 64% of our total revenue, respectively, and our Connectivity operating segment accounted for 26% and 36%, respectively. For the three months ended March 31, 2014 and 2013, one airline customer, Southwest Airlines, accounted for 14% and 23% of our consolidated revenues, respectively.

Basis of Presentation

This analysis is presented on a consolidated basis. In addition, a brief description is provided of significant transactions and events that have an impact on the comparability of the results being analyzed. Since Row 44 was deemed the accounting acquirer in the Business Combination consummated on January 31, 2013, the presented financial information for the three months ended March 31, 2014 is only partially comparable to the financial information for the three months ended March 31, 2013. The presented financial information for the three months ended March 31, 2013 includes the financial information and activities of Row 44 for the period January 1, 2013 to March 31, 2013 (90 days) as well as the financial information and activities of GEE and AIA for the period January 31, 2013 to March 31, 2013 (59 days). We acquired PMG and IFES subsequent to March 31, 2013, and their financial information are therefore not included in the March 31, 2013 financial information herein. This lack of comparability needs to be taken into account when reading the discussion and analysis of our results of operations and cash flows. Furthermore, the presented financial information for the three months ended March 31, 2013 also contains one-time costs that are directly associated with our Business Combination on January 31, 2013 such as professional fees to support the Company's new and complex legal, tax, statutory and reporting requirements following the Business Combination.

Opportunities, Challenges and Risks

For the three months ended March 31, 2014, we derived the majority of our revenue through the licensing and related services of content in connection with our Content offerings, and secondarily from Wi-Fi Internet service and the sale of equipment to airlines from our Connectivity operating segment. For the three months periods ended March 31, 2014 and 2013, the vast majority of our equipment and Wi-Fi Internet service revenues were generated by two airlines, Southwest Airlines and Norwegian Air Shuttle.

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

As technology continues to evolve, we believe that there are opportunities to expand our services by adding more content in a greater variety of formats. Currently, our Content and Connectivity operating segments are separate platforms; however, we believe there is an opportunity to diversify our revenue long-term by cross leveraging these services, including offering a greater variety of premium paid content across our Connectivity platform. For example, we acquired AIA, PMG and IFES in 2013 to accelerate our paid premium content opportunity. More recently, we developed a system, WISE, that enables airlines to provide in-cabin Wi-Fi delivery of content to airline passengers hand-held personal devices. Our first implementation of WISE is scheduled to launch on a commercial airline during the second quarter of 2014. In addition, we expect to realize significant cost savings as we integrate the operations of Row 44, AIA, PMG, and IFES during the second half of 2014. Conversely, the evolution of technology presents an inherent risk to our Content and Connectivity operating segments.  Today, our Connectivity platform utilizes leading satellite Ku-band systems and equipment; however, with the introduction and evolution of more competitive technologies such as GSM and Ka-band satellite solutions, our current technology may become obsolete, too expensive and or outdated.  As a result, we may lose customers to our competitors who offer more technologically evolved and or less costly connectivity systems in the future.  In addition, the future growth in our Content operating segment relies heavily on our airline customers continuing to utilize onboard in-flight entertainment (“IFE”) systems for their passengers to watch media content.  With the emergence and increased use of hand-held personal devices by airline passengers, our airline customers may decide to decrease the media content onboard IFE systems, and/or discontinue the use of IFE systems indefinitely.  This would adversely impact the future growth of our Content operating segment.

As of March 31, 2014, we owned approximately 94% of AIA. As of March 31, 2014, shares of AIA's capital stock not owned by us were listed in the Regulated Market ("General Standard") of the Frankfurt Stock Exchange. During 2013, we commenced the process to acquire the remaining non-controlling AIA shareholder interests. In April 2014, the Company completed the purchase of the remaining 6.0% outstanding shares from AIA non-controlling interests for cash consideration of approximately $15.0 million. In addition, following the acquisition of these remaining outstanding shares, we expect to incur significant professional fees and personnel costs to integrate the operations of AIA during the second half of 2014.  Beginning in the second half of 2014, we also expect to realize significant cost savings as a result of integrating the operations of AIA over the same period.

We are significantly dependent on certain key suppliers. The Connectivity operating segment purchases its satellite bandwidth from a single supplier, Hughes Network Systems, which also provides us with certain equipment and servers required to deliver the satellite stream, rack space at the supplier's data centers to house the equipment and servers and network operations service support. We also purchase radomes, satellite antenna systems and rings from single suppliers. Any interruption in supply from these significant vendors could have a material impact on our ability to provide connectivity services to airline customers.

Our consolidated cost of sales, the largest component of our operating expenses, can vary from period to period, particularly as a percentage of revenue, based upon the mix of the underlying equipment and service revenues we generate. In the first half of 2014, we expect that the period-over-period growth in our Connectivity revenue will exceed the growth in our Content revenue, the latter of which typically provides for lower operating margins. However, we do expect that our costs of sales as a percentage of our revenue will continue to improve through the first half of 2014 compared to same period in 2013 largely due to the expected growth of our Connectivity services revenue over the same period.

In July 2013, our customer Southwest Airlines announced “TV Flies Free” under which Southwest passengers using Internet-ready personal devices have free access to live television and up to 75 on-demand shows on the airline's more than 400 Wi-Fi-enabled aircraft powered by us. TV Flies Free initially is being sponsored by DISH Network Corporation through 2014, with a possible extension through 2015. A significant amount of the revenue we generate from the TV Flies Free program is indirectly provided by the program’s sponsor. Should sponsorship revenue not be available to Southwest Airlines from DISH or another third party, Southwest Airlines is under no contractual obligation to offer free access to live television and on-demand shows to its passengers. As a result, there can be no assurance that we will continue to receive the same level of revenues from Southwest Airlines, and Connectivity service revenue in future periods may fluctuate accordingly.

In connection with our Business Combination in the first quarter of 2013, we assumed approximately $22.0 million of accrued expense obligations and incurred an incremental $12.0 million in one-time fees associated with the transaction. We incurred approximately $3.5 million of additional operating expenses in the fourth quarter of 2013 related to the addition of personnel, professional fees and systems to build our infrastructure to support our public company compliance and certain corporate alignment initiatives in the latter half of 2013. We believe that factors such as these will continue to constrain our operating margin growth in the short-term as we increase our investment in new business initiatives, such as integrating our 2013 acquisitions of AIA, PMG and IFES in the second half of 2014 to support future growth.

For the three months ended March 31, 2014, a substantial amount of our Connectivity revenue was derived from airlines located in the United States. While our Connectivity revenue is primarily generated through airlines based in the United States today, we believe that there is an opportunity in the longer term for us to significantly expand our Connectivity operating segment's service offerings to airlines based in countries outside of the United States. More recently, we began installing our Connectivity services on two airlines based in Russia, and we recently announced a partnership with China Telecom Communications Co., LTD to jointly work to expand our Connectivity services within the People's Republic of China.

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

Equipment. Equipment cost of sales are substantially comprised of the costs paid to procure our equipment for services. Equipment costs are principally comprised of the costs we pay to third parties to facilitate our equipment orders, and are originally classified as inventory on our balance sheet upon receipt of goods. Upon sale, equipment costs of sales are recorded when title and risk of loss pass to the customer, which is aligned with our equipment revenue recognition. As we near the completion of equipping the Southwest Airlines fleet for our services in 2014, we expect that equipment costs of sales will decline in the near term as compared to 2013.

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

Sales and Marketing

Sales and marketing expenses consist primarily of sales and marketing personnel costs, sales support, public relations, advertising, marketing and general promotional expenditures. Fluctuations in our sales and marketing expenses are generally the result of our efforts to support the growth in our businesses, including expenses required to support the expansion of our direct sales force. We currently anticipate that our sales and marketing expenses will increase in the near term when compared to 2013 as we continue to grow our sales and marketing organizations and invest in marketing activities to support the growth of our businesses; however, and with the additions of PMG and IFES financial results in the full year of 2014, we expect our sales and marketing costs throughout 2014 will decrease as a percentage of revenue when compared to 2013.

Product Development

Product development expenses consist primarily of expenses incurred in our software engineering, product development and web portal design activities and related personnel costs. Fluctuations in our product development expenses are generally the result of hiring personnel to support and develop our platform, including the costs to further develop our Connectivity segment platform and network operations. We currently anticipate that our product development expenses will increase as we continue to hire more product development personnel and further develop our products and offerings to support the growth of our business, but decrease as a percentage of revenue when compared to 2013.

General and Administrative

General and administrative expenses consist primarily of personnel costs from our executive, legal, finance, human resources and information technology organizations and facilities related expenditures, as well as third party professional fees, insurance and bad debt expenses. Professional fees are largely comprised of outside legal, accounting audit and information technology consulting. For the three months ended March 31, 2014 and 2013, our allowance for doubtful accounts and bad debt expense were not significant and we expect that this trend will continue in the near term. During the first quarter of 2013, we incurred approximately $12.0 million in one-time professional fees associated with the Business Combination. For the second half of 2013 through March 31, 2014, we experienced increased personnel costs and professional fees related to merger and acquisition activities, including the acquisitions of PMG and IFES in July and October 2013, respectively, and in our efforts to support public company compliance and create synergies between our businesses. As we continue to expand our business and integrate AIA over the second half of 2014, we anticipate general and administrative expenses will continue to fluctuate in the near term when compared to historical periods.

Amortization of Intangibles

The Company determines the appropriate useful life of intangible assets by performing an analysis of expected cash flows based on its historical experience of intangible assets of similar quality and value. We expect amortization expense to fluctuate in the near term upon a variety of factors, such as the amounts and mix of our identifiable intangible assets acquired in business combinations.

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

Other Income (Expense)

Other income (expense) principally consists of changes in the fair value of our derivative financial instruments, interest on outstanding debt associated with our foreign notes payable and interest earned on cash balances and short-term investments and certain unrealized transaction gains and losses on foreign currency denominated assets and liabilities. We typically invest our available cash balances in money market funds and short-term United States Treasury obligations. We expect our transaction gains and losses will vary depending upon movements in underlying currency exchange rates, and could become more significant in 2014 with the 2013 acquisitions of AIA and IFES.

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

We currently believe that based on the available information, it is more likely than not that some of our deferred tax assets will not be realized, and accordingly we have recorded a valuation allowance against certain of our federal, state and foreign deferred tax assets. As of March 31, 2014 and December 31, 2013, we had approximately$104.2 million and $102.2 million of federal and $59.3 million and $58.9 million, respectively, of state operating loss carry-forwards available to offset future taxable income which expire in varying amounts beginning in 2026 for federal and 2014 for state purposes if unused. Federal and state laws impose substantial restrictions on the utilization of net operating loss and tax credit carry-forwards in the event of an “ownership change,” as defined in Section 382 of the Internal Revenue Code of 1986, as amended, or the Internal Revenue Code. Currently, we expect the utilization of our net operating loss and tax credit carry-forwards in the near term to be affected by certain limitations placed on these carry-forwards as a result of our previous ownership changes with PAR Capital.

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

Goodwill is tested for impairment at the reporting unit level, which is one level below or the same as an operating segment. In accordance with amended FASB guidance for goodwill impairment testing, we perform a qualitative assessment for our reporting units which management estimates each have fair values that significantly exceed their respective carrying values. For each reporting unit, we weighed the relative impact of factors that are specific to the reporting unit as well as industry and macroeconomic factors. The reporting unit specific factors that we considered included financial performance and changes to the reporting units' carrying amounts. For each reporting unit, we considered assumptions about sales, operating margins, and growth rates which are based on our forecasts, business plans, economic projections, anticipated future cash flows and marketplace data. We also assess the impact of macroeconomic factors on the discount rates and growth rates used for the most recent impairment tests, and determine if they would significantly affect the fair value of our reporting units. As of October 1, 2013, which was the last date the Company performed its annual impairment test for goodwill, the Company concluded that for each of its reporting units, it is more likely than not that the fair value of each reporting unit exceeds its carrying amount and that it was therefore unnecessary to perform any additional impairment tests as of such date.

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

Because the accounting acquirer’s common stock was not publicly traded prior to February 1, 2013, we estimated the expected volatility of our awards from the historical volatility of selected public companies within the technology and media industries with comparable characteristics to us, including similarity in size, lines of business, market capitalization, revenue and financial leverage. From our inception through March 31, 2014, the weighted average expected life of options was calculated using the simplified method as prescribed under guidance by the SEC. This decision was based on the lack of relevant historical data due to our limited experience and the lack of an active market for our common stock. The risk free interest rate is based on the implied yield currently available on U.S. Treasury issues with terms approximately equal to the expected life of the option. The expected dividend rate is zero based on the fact that we currently have no history or expectation of paying cash dividends on our common stock. The forfeiture rate is established based on the historical average period of time that options were outstanding and adjusted for expected changes in future exercise patterns.

Results of Operations

The following tables set forth our results of operations for the periods presented. The period-to-period comparison of financial results is not necessarily indicative of future results (in thousands):

	Three months ended March 31,
	2014	2013
Revenue	$85,968	$42,513
Operating expenses:
Cost of sales	65,117	35,749
Sales and marketing expenses	2,835	2,287
Product development	3,922	1,337
General and administrative	17,067	24,059
Amortization of intangible assets	6,419	1,233
Total operating expenses	95,360	64,665
Loss from operations	(9,392)	(22,152)
Other income (expense):
Interest income (expense), net	(161)	(176)
Change in value of derivative financial instruments	(15,538)	(4,615)
Other income (expense)	199	(44)
Total other income (expense)	(15,500)	(4,835)
Loss before income taxes	(24,892)	(26,987)
Income tax expense (benefit)	1,257	34
Net loss	(26,149)	(27,021)
Net income (loss) attributable to non-controlling interests	194	(39)
Net loss attributable to Global Eagle Entertainment, Inc.	$(26,343)	$(26,982)
Basic and diluted net loss per common share	$(0.47)	$(0.61)
Weighted average number of common shares outstanding - basic and diluted	55,914	44,014

The following table provides the depreciation expense included in the above line items (in thousands):

	Three months ended March 31,
	2014	2013
Cost of sales	$721	$—
Sales and marketing	123	—
Product development	170	—
General and administrative	623	366
Total depreciation expense	$1,637	$366

The following table provides the stock-based compensation expense included in the above line items (in thousands):

	Three months ended March 31,
Stock-based compensation expense:	2014	2013
Cost of sales	$—	$—
Sales and marketing expenses	—	—
Product development	—	—
General and administrative	2,616	496
Total stock-based compensation expense	$2,616	$496

The following table provides our results of operations, as a percentage of revenue, for the periods presented:

	Three months ended March 31,
	2014	2013
Revenue	100%	100%
Operating expenses:
Cost of sales	76%	84%
Sales and marketing expenses	3%	5%
Product development	5%	3%
General and administrative	20%	57%
Amortization of intangible assets	7%	3%
Total operating expenses	111%	152%
Loss from operations	(11)%	(52)%
Other income (expense), net	(18)%	(11)%
Loss before income taxes	(29)%	(63)%
Income tax expense	1%	—%
Net loss	(30)%	(64)%
Net income attributable to non-controlling interests	—%	—%
Net loss attributable to common stockholders	(31)%	(63)%

Operating Segments

The following tables set forth our contribution profit for each operating segment in the periods presented (in thousands):

	Three months ended March 31,
	2014			2013
	Content	Connectivity	Consolidated	Content	Connectivity	Consolidated
Revenue:
Licensing	$52,331	—	$52,331	$23,304	$—	$23,304
Service	11,061	16,494	27,555	3,872	6,294	10,166
Equipment	198	5,884	6,082	—	9,043	9,043
Total Revenue	63,590	22,378	85,968	27,176	15,337	42,513
Operating Expenses:
Cost of Sales	46,144	18,973	65,117	20,503	15,246	35,749
Contribution Profit	17,446	3,405	20,851	6,673	91	6,764
Other Operating Expenses			30,243			28,916
Loss from Operations			$(9,392)			$(22,152)

Revenue

Connectivity operating segment revenue was as follows (in thousands):

	Three months ended March 31,		% Change
	2014	2013	2013 to 2014
Service revenue	$16,494	$6,294	162%
Equipment revenue	5,884	9,043	(35)%
Total Revenue Connectivity Segment	$22,378	$15,337	46%

Connectivity Service Revenue
Connectivity service revenue increased $10.2 million, or 162%, to $16.5 million for the three months ended March 31, 2014, as compared to $6.3 million for the three months ended March 31, 2013. The increase was principally due to the growth in users of our Wi-Fi Internet services on Southwest Airlines, which was driven by a higher number of Southwest planes offering our Connectivity services in 2014 as compared to 2013, coupled with the commencement of the TV Flies Free service on Southwest Airlines in July 2013.

Connectivity Equipment Revenue
Connectivity equipment revenue decreased by $3.2 million, or 35%, to $5.9 million for the three months ended March 31, 2014, as compared to $9.0 million for the three months ended March 31, 2013. The decrease was primarily due to the timing of equipment installations on the Southwest Airlines fleet, which was substantially completed in 2013.
.

Content operating segment revenue was as follows (in thousands):

	Three months ended March 31,		% Change
	2014	2013	2013 to 2014
Licensing revenue	$52,331	$23,304	125%
Service revenue	11,061	3,872	186%
Equipment revenue	198	—	100%
Total Revenue Content Segment	$63,590	$27,176	134%

Content Licensing Revenue
Content licensing revenue increased $29.0 million, or 125%, to $52.3 million for the three months ended March 31, 2014 as compared to $23.3 million for the three months ended March 31, 2013. The increase was primarily due to the acquisitions of PMG and IFES, which we acquired on July 10, 2013 and October 18, 2013, respectively, and were not part of our operations as of March 31, 2013. When combined, PMG and IFES generated $17.2 million of licensing revenue in three months ended March 31, 2014. The remaining increase of $11.8 million was due to AIA, which we acquired on January 31, 2013 and was a part of our operations for a partial period during the three months ended March 31, 2013.

Content Service Revenue
Content service revenue increased to $7.2 million, or 186%, to $11.1 million for the three months ended March 31, 2014, as compared to $3.9 million for the three months ended March 31, 2013. The increase was primarily due to the acquisitions of PMG and IFES, which we acquired on July 10, 2013 and October 18, 2013, respectively, and were not part of our operations as of March 31, 2013. When combined, PMG and IFES generated $5.8 million of licensing revenue in three months ended March 31, 2014. The remaining increase of $1.4 million was due to AIA, which we acquired on January 31, 2013 and was a part of our operations for a partial period during the three months ended March 31, 2013.

Cost of Sales

Connectivity operating segment cost of sales was as follows (in thousands):

	Three months ended March 31,		% Change
	2014	2013	2013 to 2014
Service cost of sales	$13,722	$8,259	66%
Equipment cost of sales	5,251	6,987	(25)%
Total Connectivity Cost of Sales	$18,973	$15,246	24%

Connectivity cost of sales increased $3.7 million, or 24%, to $19.0 million for the three months ended March 31, 2014 compared to $15.2 million for the three months ended March 31, 2013 due to a $1.7 million decrease in Connectivity equipment cost of sales, offset by a $5.5 million increase in Connectivity service cost of sales. The decrease in equipment cost of sales was principally due to a decline in equipment revenue over the same period as a result of the timing of equipment installations on the Southwest Airlines fleet, which was substantially completed in 2013. The increase in service cost of sales was principally due to higher satellite bandwidth costs to support the growth in our Connectivity service revenue during the same period, and increased service provider expenses associated with our “TV Flies Free” service on Southwest Airlines.

As a percentage of Connectivity equipment revenue, Connectivity equipment cost of sales of 89.2% during the three months ended March 31, 2014 remained relatively flat as compared to 77.3% during the three months ended March 31, 2013.

As a percentage of Connectivity service revenue, Connectivity service cost of sales was 83.2% during the three months ended March 31, 2014 as compared to 131.2% for the three months ended March 31, 2013. The period to period improvement in contribution margin was largely due to higher service revenue from Southwest Airlines during the three months ended March 31, 2014 versus the three months ended March 31, 2013. When compared to 2013, the growth in Connectivity service revenue during 2014 exceeded the increase in certain fixed satellite bandwidth costs over the same period, coupled with the commencement of the TV Flies Free service on Southwest Airlines in 2014. The TV Flies Free service largely utilizes our existing bandwidth and satellite costs, and as a result is highly accretive to our operating results.
.

Content operating segment cost of sales was as follows (in thousands):

	Three months ended March 31,		% Change
	2014	2013	2013 to 2014
Content Cost of Sales	$46,144	20,503	125%

Content licensing cost of sales increased to $25.6 million, or 125%, to $46.1 million for the three months ended March 31, 2014, as compared to $20.5 million for the three months ended March 31, 2013. Consistent with the change in Content revenue over the same period, the increase was primarily due to the acquisitions of PMG and IFES, which we acquired on July 10, 2013 and October 18, 2013, respectively, and were not part of our operations as of March 31, 2013. When combined, PMG and IFES incurred $14.6 million of content licensing cost of sales in the three months ended March 31, 2014. The remaining increase of $11.0 million was due to AIA, which we acquired on January 31, 2013 and was a part of our operations for a partial period during the three months ended March 31, 2013.

As a percentage of Content revenue, Content licensing cost of sales of 72.6% during the three months ended March 31, 2014 remained relatively flat as compared to 75.4% during the three months ended March 31, 2013.

Other Operating Expenses

Other operating expenses were as follows (in thousands):

	Three months ended March 31,		% Change
	2014	2013	2012 to 2013
Sales and marketing expenses	$2,835	$2,287	24%
Product development	3,922	1,337	193%
General and administrative	17,067	24,059	(29)%
Amortization of intangible assets	6,419	1,233	421%

Sales and Marketing Expenses

Sales and marketing expenses increased $0.5 million, or 24%, to $2.8 million for the three months ended March 31, 2014 as compared to $2.3 million for the three months ended March 31, 2013. The increase was largely due to the acquisitions of PMG and IFES, which we acquired on July 10, 2013 and October 18, 2013, respectively, and were not part of our operations as of March 31, 2013. When combined, PMG and IFES incurred $1.1 million of sales expenses during the three months ended March 31, 2014. Offsetting this was a decrease of approximately $0.7 million in consulting and trade show expenses in the quarter ended March 31, 2014 as compared to the same period in 2013.

Product Development

Product development expenses increased $2.6 million, or 193%, to $3.9 million for the three months ended March 31, 2014 compared to $1.3 million for the three months ended March 31, 2013. The period to period change was largely due to an increase of $2.0 million of product development consulting associated with new development efforts in China and increased consulting expenses associated with the deployment of our W-Fi Internet portal in the three months ended March 31, 2014, coupled with increased research and development on new technologies and services in the Connectivity business in the three months ended March 31, 2014. The remaining increase of $0.4 million was due to the acquisition of PMG in July 2013, which was not included in the operating results during the three months ended March 31, 2013. Offsetting product development expenses was approximately $0.6 million and $0.4 million of internally developed software projects capitalized during the three months ended March 31, 2014 and 2013, respectively.

General and Administrative

General and administrative costs decreased $7.0 million, or 29%, to $17.1 million during the three months ended March 31, 2014 compared to $24.1 million for the three months ended March 31, 2013. The decrease was largely due to a one-time backstop fee of $11.9 million paid to PAR Capital in the first quarter of 2013, coupled with a $1.3 million decrease in certain tax liabilities associated with the Business Combination in January 2013. Offsetting these were increases of approximately $2.3 million in professional fees principally to support various initiatives in the period, $2.1 million from PMG and IFES, which were acquired in 2013, and approximately $2.5 million in stock-based compensation and depreciation expense. The remaining change was largely due to increased personnel costs to support the Company’s growth and various public company initiatives during the three months ended March 31, 2014.

Amortization of Intangible Assets
Amortization expense increased to $6.4 million during the three months ended March 31, 2014 as compared to $1.2 million for the three months ended March 31, 2013. The increase is due to the amortization of acquired intangible assets acquired via the 2013 acquisitions of AIA, PMG and IFES. There was only the AIA acquisition made as of March 31, 2013, and as a result the amounts as of March 31, 2013 are not comparable to March 31, 2014.

Total Other Income (Expense)

Total other income (expense) increased $10.7 million, or 221%, to $(15.5) million during the three months ended March 31, 2014 as compared to $(4.8) million for the three months ended March 31, 2013. The increase in the net expense of $10.7 million was principally due to the increase in the fair value of the Company's public warrants of $11.2 million, offset by $0.4 million of expense associated with certain Row 44 warrants during the three months ended March 31, 2013, which were subsequently converted into equity during the first half of 2013.

Income Tax Expense
Income tax expense (benefit) was $1.3 million for the three months ended March 31, 2014 compared to a benefit of $34 thousands for the three months ended March 31, 2013. The income tax expense increase was largely due to foreign withholding taxes and income earned in the U.S., Germany, Canada and other foreign jurisdictions. Due to uncertainties in realizing future taxable income in certain U.S. and foreign jurisdictions, the Company had a valuation allowance of $52.9 million and $42.8 million at March 31, 2014 and 2013, respectively.

Liquidity and Capital Resources
Current Financial Condition
As of March 31, 2014, our principal sources of liquidity were our cash and cash equivalents in the amount of $250.6 million, which primarily are invested in cash and money market funds in banking institutions in the U.S. and in Europe, and our remaining availability on our unsecured four-year loan from UniCredit Bank AG, Munich, Germany. Excluded from our cash balance at March 31, 2014 is approximately $3.1 million of restricted cash that secures letters of credit between our subsidiaries and certain airlines. The vast majority of our cash was from the Business Combination in January 2013 and follow-on offering in December 2013. Prior to the January 31, 2013, Row 44, the accounting acquirer in the Business Combination, principally financed its operations from the issuance of stock, net cash provided by its operating activities and borrowings from shareholders in the form of convertible notes.

Our cash flows from operating activities are significantly affected by our cash-based investments in operations, including working capital, and corporate infrastructure to support our ability to generate revenue and conduct operations through cost of services, product development, sales and marketing and general and administrative activities. Cash used in investing activities has historically been, and is expected to be, impacted significantly by our investments in business combinations, our platform, Company infrastructure and equipment for our business offerings, the net sales and purchases of our marketable securities and changes in our derivative financial instruments. We recently invested an aggregate $44.8 million of our cash from July 2013 to October 2013 to acquire PMG and IFES. In the near term, we also expect to continue using significant cash to make additional strategic acquisitions to further grow our business.

In connection with the Business Combination, we incurred approximately $3.0 million of additional operating expenses related to the addition of personnel, professional fees and systems to build our infrastructure to support our public company compliance and certain corporate alignment initiatives through the end of 2013. In addition, our use of cash flows from operating activities exceeded our proceeds from operating activities throughout the remainder of 2013 and through the first quarter of 2014, primarily due to the ongoing efforts to build our infrastructure and support our public company compliance initiatives, and our ongoing efforts to grow our Connectivity business. In the future, our net use of our working capital could be substantially higher or lower depending on the number and timing of new customers that we add to our Connectivity and Content businesses.

Subsequent to the Business Combination, we acquired a total of 22.6 million additional shares in AIA, which raised our ownership in AIA from approximately 86% as of March 31, 2013 to 94% as of June 30, 2013. Total costs used to complete these share acquisitions was approximately $15.4 million. In addition, we paid approximately $15.0 million to acquire the remaining 6% non-controlling interests in AIA in April 2014.

In the future, we may utilize commercial financings, bonds, debentures, lines of credit and term loans with a syndicate of commercial banks or other bank syndicates and/or issue equity securities (publicly or privately) for general corporate purposes, including acquisitions and investing in our intangible assets, platform and technologies. We may also use our existing cash and cash equivalents to repurchase some or all of our outstanding public company warrants. We expect that our existing cash and cash equivalents, our various credit facilities and our cash flows from operating activities will be sufficient to fund our operations for at least the next 24 months. However, we may need to raise additional funds through the issuance of equity, equity-related or debt securities or through additional credit facilities to fund our growing operations, invest in new business opportunities and make potential acquisitions.

Sources and Uses of Cash - three months ended March 31, 2014 vs. three months ended March 31, 2013

The following table presents a summary of our cash flow activity for the periods set forth below (in thousands):

	Three months ended March 31,
	2014	2013
Net cash provided by (used in) operating activities	$(2,873)	$(38,321)
Net cash provided by (used in) investing activities	$(2,032)	$181,107
Net cash provided by (used in) financing activities	$(3,338)	$(9,623)

Cash Flows Provided/Used by Operating Activities

Three months ended March 31, 2014

Net cash used in our operating activities of $2.9 million primarily resulted from our net loss during the period of $26.1 million, which included non-cash charges of $26.1 million largely comprised of changes in the fair value of our derivative financial instruments, depreciation and amortization, changes in our deferred income taxes, and stock based compensation. The remainder of our uses of net cash flow from operating activities of $2.9 million was from changes in our working capital, including prepaid expenses, content and inventory investments, and accounts receivable. Offsetting these uses of cash from operating activities was a net cash inflow of $6.8 million from and decrease in accounts receivable and an increase in accounts payable and accrued expenses reflective of timing of cash receipts from customers and payments to vendors. The increase in prepaid expenses, inventory and content purchases were continued investments to support the growth in our Connectivity equipment installations and Content licensing acquisitions.

Three months ended March 31, 2013

Net cash used in our operating activities of $38.3 million primarily resulted from our net loss during the period of $27.0 million, which included non-cash charges of $8.9 million largely comprised of changes in the fair value of our derivative financial instruments and depreciation expense. The remainder of our uses of net cash flow from operating activities of $20.2 million was from changes in our working capital, including accounts payable and accrued expenses, accounts receivable, inventory and prepaid expenses. The increases in accounts payable and accrued expenses and prepaid expenses is reflective of significant amounts paid to certain vendors such as Hughes at the close of March 31, 2013. The increase in accounts receivable and decrease in inventory is reflective of the growth in equipment sales and installations to Southwest Airlines and Norwegian Air Shuttle relative to the timing of billings and cash collections during the three months ended March 31, 2013.

Cash Flows Provided/Used by Investing Activities

Three months ended March 31, 2014

Net cash used in investing activities of $2.0 million was due to investments in property and equipment to build-out of our internal infrastructure during the three months ended March 31, 2014.

Three months ended March 31, 2013

Cash provided by investing activities of $181.1 million was largely due to cash received from the Row44 Merger of $159.2 million as well as the cash received from AIA Stock Purchase of $22.1 million during the three months ended March 31, 2013.

Cash Flows Provided/Used by Financing Activities

Three months ended March 31, 2014

Net cash used in financing activities of $3.3 million was primarily due to $3.1 million in payments of certain debt obligations during the three months ended March 31, 2014.

Three months ended March 31, 2013

Cash used in financing activities of $9.6 million was primarily due to $9.5 million in cash proceeds used to acquire non-controlling interests in AIA during the three months ended March 31, 2013.

Debt Instruments

Long-term debt consists of the following at March 31, 2014 and March 31, 2013 (in thousands):

	March 31, 2014	December 31, 2013
Bank loans	$7,702	$10,801

The following is a schedule, by year, of future minimum principal payments required under notes payable and bank debt as of March 31, 2014 (in thousands):

Years Ending December 31,	Amount
2014 (remaining nine months)	$6,549
2015	250
2016	112
2017	101
2018	101
Thereafter	589
Total	$7,702

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

Under the terms of the loan agreement, mandatory special loan repayments are required under certain circumstances. The provision regarding mandatory special loan repayments resulted in a mandatory special loan repayment of $1.4 million on June 30, 2013. As a result, the repayment period and thus the loan will now end six months earlier than originally envisioned. These special loan repayments result in a reclassification of the amount of the special loan payments to the current portion of the loan.

As of March 31, 2014, the principal and accrued interest outstanding on the bank loan was $3.6 million.

Subordinated bank loan

AIA held a note payable of $2.6 million for mezzanine financing obtained through a financing program of Capital Efficiency Group AG, Zug, Switzerland. This financing program matured and was repaid in March 2014. The interest rate was 8.8% per year. A payment of 1% had to be made each year and interest of 7.8% on the principal had to be paid every quarter. As of March 31, 2014, there was no outstanding principal or accrued interest balance on the note.

Bank Debt

With the acquisition of PMG in July 2013, the Company assumed approximately $3.3 million of debt in the form a $1.5 million term loan (the “Term Loan”) and a $1.8 million line of credit (the “LOC”) with a bank. The Term Loan and LOC mature in October 2017 and 2014, respectively, and bear interest at a rate equal to the bank’s reference rate, which was approximately 3.25% during the quarter ended March 31, 2014, or the bank’s current prime rate. The LOC matures in October 2014, and bears interest. Interest is paid on a monthly basis. There was no accrued interest on the Term Loan and LOC.

With the acquisition of IFES on October 18, 2013, the Company assumed approximately $1.3 million of debt in the form of two facility letters for a commercial mortgage loan with a bank for $0.2 million and $1.1 million. The mortgage letters mature in October 2014 and 2032, respectively, and bear interest at a rate equal to the bank’s base rate, which was approximately 3.25%

during the three months ended March 31, 2014 and year ended December 31, 2013. Interest is paid on a monthly basis. Accrued interest on the credit facilities was $0.0 million at March 31, 2014.

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

Interest Rates

AIA uses futures to hedge a portion of its risk of increases in variable interest rates related to its bank loan from UniCredit Bank AG. These interest rate swaps are subject to mark to market accounting. Interest rate swaps of $0.1 million were recognized in derivative liabilities as of March 31, 2014. The Company classifies the fair value of interest rate swaps within the level 2 hierarchy. Gains (losses) from these interest rate swaps for the three months ended March 31, 2014 and 2013, were not material.

Concentrations of Credit Risk

Our cash and cash equivalents are maintained at a several financial institutions. Deposits held may exceed the amount of insurance provided on such deposits. Generally, our deposits may be redeemed upon demand and are maintained with a financial institution of reputable credit and, therefore, bear minimal credit risk. AIA monitors its positions with, and the credit quality of, the financial institutions that are counterparties to its financial instruments. AIA is exposed to credit loss in the event of nonperformance by the counterparties to the agreements. At March 31, 2014, AIA did not anticipate nonperformance by any of its counterparties. Historically, we have not experienced any losses related to these balances and believe that there is minimal risk of expected future losses. However, there can be no assurance that there will not be losses on these deposits.

As of March 31, 2014 and 2013, the following customer accounted for more than 10% of our consolidated revenue balance:

	Three Months Ended March 31,
	2014	2013
Southwest Airlines	14%	23%

Accounts Receivable balances from Southwest Airlines represented less than 10% of total accounts receivable at March 31, 2014 and December 31, 2013.

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

As of the end of the period covered by this report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) pursuant to Rule 13a-15 of the Exchange Act. Based upon that evaluation, and in conjunction with the material weaknesses identified in our 2013 Form 10-K, the Chief Executive Officer and Chief Financial Officer concluded that as of the end of the period covered by this report on Form 10-Q, the Company’s disclosure controls and procedures were not effective.

Changes in Internal Control over Financial Reporting

We are in the process of implementing changes, as more fully described in our 2013 Form 10-K, to the Company’s internal control over financial reporting to remediate certain material weaknesses as described in our 2013 Form 10-K. There have been no changes in our internal control over financial reporting other than such changes, during the three months ended March 31, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors previously disclosed in response to Part I, Item 1A, of our 2013 Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

The Company and John LaValle entered into Amendment No. 1, dated May 8, 2014 (the “La Valle Amendment”), to the Executive Employment Agreement, dated as of January 31, 2013, by and between the Company and Mr. LaValle (the “LaValle Agreement”), and the Company and David M. Davis entered into Amendment No. 2, dated May 8, 2014 (the “Davis Amendment” and, collectively with the LaValle Amendment, the “Amendments”), to the Executive Employment Agreement, dated as of January 31, 2013, by and between the Company and Mr. Davis (the “Davis Agreement” and, collectively with the LaValle Agreement, the “Agreements”). Under the current terms of the Agreements, in the event that a change in control of the Company occurs and any payment to such executive would constitute a parachute payment as defined within the meaning of Section 280G of the Code, the amount of such payment shall be reduced to the amount that would result in no portion of such payment being subject to the excise tax imposed pursuant to Section 4999 of the Code. The Amendments modify the terms of the Agreements to replace the existing “cutback” provision with a “best-of-net” provision, which will require the Company to either (a) reduce the amount of such payment so that such payment would not be subject to the excise tax imposed pursuant to Section 4999 of the Code, or alternatively (b) pay the full amount of such payment to the applicable executive officer (with such executive being personally responsible for payment of any associated excise taxes), whichever produces the better after-tax result for the applicable executive officer.

In March 2014, the compensation committee of the board of directors of the Company (the “Compensation Committee”) approved an annual cash incentive plan, pursuant to which certain employees, including the named executive officers specified in the Company’s proxy statement for its 2014 annual meeting, will be eligible to participate in an annual award pool. For 2014, the pool will initially be funded at a range of $1.0 million to a 100% target level of $7.2 million based upon the Company’s achievement of certain financial goals related to Adjusted EBITDA for the year ending December 31, 2014. The target level of funding was determined by the Compensation Committee based on the sum of the target bonus amounts that are included in the employment agreements or offer letters that the Company has with the employees who are eligible to participate in the plan, including the named executive officers. The Compensation Committee will have the discretion to increase the funding for the award pool up to a maximum of 137% of the target level, or $9.84 million, should the Company’s Adjusted EBITDA targets be exceeded. The Compensation Committee also will have the discretion to adjust or make additional cash incentive awards under the plan after taking into consideration the achievement of the Company's financial goals and other factors that the committee deems appropriate, including, but not limited to, the named executive officer’s contributions to the Company's performance during 2014, and the named executive officer’s annual performance review conducted by the Chief Executive Officer or Chief Financial Officer, which will assess, among other things, the named executive officer’s initiative, teamwork and management and communications skills. With respect to the Chief Executive Officer and Chief Financial Officer, the Compensation Committee will have the discretion to adjust the cash incentive awards, if any, to be paid to these named executive officers based on the committee’s annual assessment of these executives, which will be conducted without the input of the executive that is the subject of such assessment.

ITEM 6. EXHIBITS

See Exhibit Index attached hereto.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 12th day of May 2014.

GLOBAL EAGLE ENTERTAINMENT INC.
By:	/s/ David M. Davis
David M. Davis
Chief Operating Officer, Chief Financial Officer and Treasurer
(Principal Financial Officer and Duly Authorized Officer)

EXHIBIT INDEX

Exhibit	Description
10.1	Amendment No. 1 to the Executive Employment Agreement, dated May 8, 2014, by and between John La Valle and Global Eagle Entertainment Inc.

10.2	Amendment No. 2 to the Executive Employment Agreement, dated May 8, 2014, by and between David M. Davis and Global Eagle Entertainment Inc.

10.3	Summary description of the 2014 Annual Cash Incentive Plan approved by the Company's Compensation Committee on March 17, 2014.

10.4	Loan Fee Agreement, dated January 9, 2014, by and between James Graf and Global Eagle Entertainment Inc.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

101.1
The following financial information from our Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 formatted in eXtensible Business Reporting Language (XBRL): (i) Unaudited Condensed Consolidated Statements of Operations for the three months ended March 31, 2014 and 2013; (ii) Unaudited Condensed Consolidated Statements of Comprehensive Loss for the three months ended March 31, 2014 and 2013; (iii) Condensed Consolidated Balance Sheets as of March 31, 2014 (Unaudited) and December 31, 2013; (iv) Unaudited Condensed Consolidated Statement of Stockholders' Equity for the three months ended March 31, 2014; (v) Unaudited Consolidated Statements of Cash Flows for the three months ended March 31, 2014 and 2013; and (vi) Notes to Unaudited Condensed Consolidated Financial Statements.