Form 10-Q/A
period 2014-03-31
Global Eagle Entertainment Inc.
filed 2014-05-28
CIK 1512077

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A
Amendment No. 1

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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

(Class)	(Outstanding as of May 12, 2014)
COMMON STOCK, $0.0001 PAR VALUE	52,866,867	SHARES*
NON-VOTING COMMON STOCK, $0.0001 PAR VALUE	19,118,233	SHARES
* Excludes 3,053,634 shares held by Advanced Inflight Alliance AG, a wholly-owned subsidiary of the registrant.

EXPLANATORY NOTE

Global Eagle Entertainment Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (the “Form 10-Q/A”) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 filed with the U.S. Securities and Exchange Commission on May 12, 2014 (the “Original Form 10-Q”) to correct (i) an error on the cover page of the Original Form 10-Q with respect to the number of shares of the Company’s common stock, par value $0.0001 per share (“Common Stock”), outstanding as of May 12, 2014 and (ii) a computational error in the accounting for non-voting common stock and treasury stock shares in the calculation of weighted average shares outstanding for purposes of computing basic and diluted net loss per share for the quarter ended March 31, 2014. Specifically:

1.
This Form 10-Q/A amends and restates the cover page of the Original Form 10-Q to correctly state that there were 52,866,867 shares of Common Stock outstanding as of May 12, 2014. The cover page of the Original Form 10-Q incorrectly stated that there were 33,748,644 shares of Common Stock outstanding as of May 12, 2014 because of the inadvertent deduction of the number of outstanding shares of the Company’s non-voting common stock from the number of outstanding shares of Common Stock.

2.
This Form 10-Q/A amends and restates Items 1 and 2 of Part I of the Original Form 10-Q so that (i) the Condensed Consolidated Statements of Operations (Unaudited) for the three months ended March 31, 2014 and 2013 and (ii) the “Results of Operations” table under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” correctly state that (a) “weighted average common shares basic and diluted” for the quarter ended March 31, 2014 was 71,978,000 and (b) “basic and diluted net loss per common share” for the quarter ended March 31, 2014 was $(0.37). In addition, this Form 10-Q/A amends and restates (i) Item 4 of Part of I of the Original Form 10-Q in connection with the restatement and (ii) Item 6 of Part II of the Original Form 10-Q to indicate that we are filing the financial statements included in this Form 10-Q/A, formatted in eXtensible Business Reporting Language (XBRL).

The correction to basic and diluted net loss per share has no impact on the Company's unaudited condensed consolidated balance sheets, net loss reported on its condensed consolidated statements of operations and comprehensive loss and the condensed consolidated statements of cash flows and equity for the quarter ended March 31, 2014.

This Form 10-Q/A also corrects a computational error in the number of shares set forth in the first column opposite “Outstanding at March 31, 2014” in the table immediately below “Stock option activity for three months ended March 31, 2014 is as follows:” in Note 10 to the Notes to the Condensed Consolidated Financial Statements (Unaudited) in Item 1 of Part I of the Original Form 10-Q.

Except as specifically noted above, the remainder of the Original Form 10-Q is unchanged and is not reproduced in this Form 10-Q/A. In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by our principal executive officer and principal financial officer are filed as exhibits hereto.

This Form 10-Q/A should be read in conjunction with the Original Form 10-Q, which continues to speak as of the date of the Original Form 10-Q. Except as specifically noted above, this Form 10-Q/A does not modify or update disclosures in the Original Form 10-Q. Accordingly, this Form 10-Q/A does not reflect events occurring after the filing of the Original Form 10-Q or modify or update any related or other disclosures.

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

GLOBAL EAGLE ENTERTAINMENT INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In thousands, except per share amounts)

	Three Months Ended March 31,
	2014	2013
Revenue	$85,968	$42,513
Operating expenses:
Cost of sales	65,117	35,749
Sales and marketing expenses	2,835	2,287
Product development	3,922	1,337
General and administrative	17,067	24,059
Amortization of intangible assets	6,419	1,233
Total operating expenses	95,360	64,665
Loss from operations	(9,392)	(22,152)
Other income (expense):
Interest income (expense), net	(161)	(176)
Change in fair value of derivatives	(15,538)	(4,615)
Other income (expense), net	199	(44)
Loss before income taxes	(24,892)	(26,987)
Income tax provision (benefit)	1,257	34
Net loss	(26,149)	(27,021)
Net income (loss) attributable to non-controlling interests	194	(39)
Net loss attributable to Global Eagle Entertainment, Inc. common stockholders	$(26,343)	$(26,982)

Basic and diluted net loss per common share (as restated*)	$(0.37)	$(0.61)
Weighted average common shares basic and diluted (as restated*)	71,978	44,014

* As restated for the three months ended March 31, 2014 (refer to Note 2)

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

Restatement of Previously Reported Net Loss Per Common Share, Basic and Diluted

The Company identified a computational error related to the calculation of weighted average common shares outstanding reported for the three months ended March 31, 2014, which impacted net loss per share reported for the three months ended March 31, 2014. Specifically, approximately 19 million shares of non-voting common stock were excluded, and 3 million shares of treasury stock were included, in the calculation of weighted average shares outstanding for purposes of computing basic and diluted net loss per share for the three months ended March 31, 2014. Due to the quantified impact of this error on net loss per share previously reported for the three months ended March 31, 2014, the Company is correcting and restating its net loss per share for the three months ended March 31, 2014.

A summary of the impact of the correction of this error on the net loss per common share, basic and diluted, is as follows:

Three months ended March 31, 2014
Net loss per common share, basic and diluted—as previously reported	$(0.47)
Difference in net loss per common share, basic and diluted	0.10
Net loss per common share, basic and diluted—as restated	$(0.37)

Weighted average common shares, basic and diluted (in thousands)
Weighted-average shares, basic and diluted—as previously reported	55,914
Add: Net weighted average shares incorrectly excluded from the original calculation	16,064
Weighted average shares, basic and diluted—as restated	71,978

The correction to basic and diluted net loss per share has no impact on the Company's condensed consolidated balance sheets, net loss reported on its condensed consolidated statements of operations and comprehensive loss and the condensed consolidated statements of cash flows and equity for any of the periods presented.

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

Table of Content
Global Eagle Entertainment Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

PMG Asset Purchase

On July 9, 2013, the Company purchased substantially all the assets of Post Modern Edit, LLC and related entities to further expand its leadership in delivering media and content solutions to the global travel industry. Pursuant to the terms of the purchase, the Company acquired such assets of PMG in exchange for approximately $10.6 million in cash, 431,734 shares of common stock for a fair value of $4.4 million and the assumption of approximately $3.3 million in debt and $0.4 million in certain accrued obligations. The sellers of the PMG assets have the opportunity to receive an additional $5.0 million in cash if, among other things, the PMG business, combined with certain AIA businesses, achieve certain financial target milestones from the second half of 2013 through December 31, 2014 (the “PMG Earn Out”). Due to the fact that the PMG Earn Out is tied to the fulfillment of certain post-closing employment obligations by certain PMG executives, the Company is required to account for the PMG Earn Out as compensation to the sellers and is recognized as an expense, over the requisite service period. During the three months ended March 31, 2014, the Company accrued for approximately $0.5 million of the PMG Earn Out obligation. The goodwill recorded for the PMG asset purchase was $4.8 million, and key factors that contributed to the recognition of PMG goodwill were principally trained workforce, the opportunity to consolidate and complement existing AIA operations within the airline industry, and the opportunity to generate future savings through synergies with the existing business. As a result of the asset purchase of PMG, the goodwill is deductible for tax purposes.
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

Office Lease Agreement with Employee

Table of Content
Global Eagle Entertainment Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

In connection with the acquisition of PMG in the current year, the Company acquired an office lease that is currently being occupied and used as part of operations in Irvine, California. This building is majority owned by one of the founding members of PMG, who is currently an employee of the Company. The lease terminates on March 31, 2024. The total rental expense incurred during the three months ended March 31, 2014 was less than $0.1 million.

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
Fair values of the stock options at March 31, 2014 and 2013 were determined using the Black-Scholes model and the following weighted average level 3 assumptions:

	Three Months Ended March 31,
	2014	2013
Common stock price on grant date	$16.88	$9.98
Expected life (in years)	4.00	4.87
Risk-free interest rate	1.75%	0.77%
Expected stock volatility	65%	50%
Expected dividend yield	—%	—%
Fair value of stock options granted	$8.48	$3.82

Stock option activity for three months ended March 31, 2014 is as follows:

Global Eagle Stock Option Plan	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2014	5,285,000	$10.86
Granted	25,000	16.88
Exercised	(50,000)	8.88
Forfeited (as restated)	(177,083)	9.79
Outstanding at March 31, 2014 (as restated)	5,082,917	10.94	4.32
Expected to vest at March 31, 2014	3,288,167	11.05	4.23	4.77
Exercisable at March 31, 2014	972,708	$10.51	3.68	$5.27

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

Cautionary Note Regarding Forward-Looking Statements

We make forward-looking statements in this Quarterly Report on Form 10-Q/A and the documents incorporated by reference herein within the meaning of the Securities Litigation Reform Act of 1995. These forward-looking statements relate to expectations or forecasts for future events, including without limitation our earnings, revenues, expenses or other future financial or business performance or strategies, or the impact of legal or regulatory matters on our business, results of operations or financial condition. These statements may be preceded by, followed by or include the words “may,” “might,” “will,” “will likely result,” “should,” “estimate,” “plan,” “project,” “forecast,” “intend,” “expect,” “anticipate,” “believe,” “seek,” “continue,” “target” or similar expressions.

These forward-looking statements are based on information available to us as of the date of the Original Form 10-Q and on our current expectations, forecasts and assumptions, and involve substantial risks and uncertainties. Actual results may vary materially from those expressed or implied by the forward looking statements herein due to a variety of factors, including: our ability to integrate our recently acquired businesses, the ability of the combined business to grow, including through acquisitions which we are able to successfully integrate, and the ability of our executive officers to manage growth profitably; the ability of our executive officers to recognize changing trends in the systems, services and business model requirements of our current and potential future customers; the ability of our customer Southwest Airlines to maintain a sponsor for its “TV Flies Free” offering and our ability to replicate this model through other sponsorship alliances; the ability of our content segment to provide unique content curation and delivery services attractive to non-theatrical customers, including the airlines; the outcome of any legal proceedings pending or that may be instituted against us, Row 44, AIA, PMG or IFES; changes in laws or regulations that apply to us or our industry; our ability to recognize and timely implement future technologies in the content delivery space, including wireless content delivery, and the satellite connectivity space, including Ka-band system development and deployment; our ability to deliver end-to-end network performance sufficient to meet increasing airline customer and passenger demand; our ability to obtain and maintain international authorizations to operate our connectivity service over the airspace of foreign jurisdictions our customers utilize; our ability to expand our service offerings and deliver on our service roadmap; our ability to timely and cost-effectively identify and license television, audio and media content that airlines and/or and media content that passengers will purchase; general economic and technological circumstances in the satellite transponder market, including access to transponder space in capacity limited regions and successful launch of replacement transponder capacity where applicable; our ability to obtain and maintain licenses for content used on legacy installed in-flight entertainment systems and next generation in-flight entertainment systems; the loss of, or failure to realize benefits from, agreements with our airline partners; the loss of relationships with original equipment manufacturers or dealers; unfavorable economic conditions in the airline industry and economy as a whole; our ability to expand our domestic or international operations, including our ability to grow our business with current and potential future airline partners or successfully partner with satellite service providers, including Hughes Network Systems; our reliance on third-party satellite service providers and equipment and other suppliers, including single source providers and suppliers; the effects of service interruptions or delays, technology failures, material defects or errors in our software or hardware, damage to our network resources, disruption of our content delivery systems or geopolitical restrictions; the limited operating history of our connectivity and in-flight television and media products; costs associated with defending pending or future intellectual property infringement actions and other litigation or claims; increases in our projected capital expenditures due to, among other things, unexpected costs incurred in connection with the roll out of our technology roadmap or our international plan of expansion, including managing rapid changes in available competitive technologies and research and development of such technologies; fluctuation in our operating results; the demand for in-flight broadband Internet access services and market acceptance for our products and services; and other risks and uncertainties set forth herein and in our most recent Annual Report on Form 10-K, as amended, and any subsequently filed Quarterly Reports on Form 10-Q. We do not undertake any obligation to update forward-looking statements as a result of as a result of new information, future events or developments or otherwise.

The following discussion and analysis of our business and results of operations for the three months ended March 31, 2014, and our financial conditions at that date, should be read in conjunction with the financial statements and the notes thereto included in Item 1 of this Quarterly Report on Form 10-Q/A and our 2013 Form 10-K.

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

Restatement of Previously Reported Net Loss Per Common Share, Basic and Diluted

The Company identified a computational error related to the calculation of weighted average common shares outstanding reported for the three months ended March 31, 2014, which impacted net loss per share reported for the three months ended March 31, 2014. As a result, the Company has restated its previously reported weighted average shares outstanding and net loss per share common share for the three months ended March 31, 2014. The correction has no impact on the Company’s net loss reported in its statements of operations, statement of comprehensive loss, balance sheets (including common share amounts as disclosed in its balance sheets), or the statements of cash flows or equity for the above-mentioned period. See Note 2 to the unaudited condensed consolidated financial statements included herein.

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

Results of Operations

The following tables set forth our results of operations for the periods presented. The period-to-period comparison of financial results is not necessarily indicative of future results (in thousands):

	Three months ended March 31,
	2014	2013
Revenue	$85,968	$42,513
Operating expenses:
Cost of sales	65,117	35,749
Sales and marketing expenses	2,835	2,287
Product development	3,922	1,337
General and administrative	17,067	24,059
Amortization of intangible assets	6,419	1,233
Total operating expenses	95,360	64,665
Loss from operations	(9,392)	(22,152)
Other income (expense):
Interest income (expense), net	(161)	(176)
Change in value of derivative financial instruments	(15,538)	(4,615)
Other income (expense)	199	(44)
Total other income (expense)	(15,500)	(4,835)
Loss before income taxes	(24,892)	(26,987)
Income tax expense (benefit)	1,257	34
Net loss	(26,149)	(27,021)
Net income (loss) attributable to non-controlling interests	194	(39)
Net loss attributable to Global Eagle Entertainment, Inc.	$(26,343)	$(26,982)
Basic and diluted net loss per common share, (as restated*)	$(0.37)	$(0.61)
Weighted average number of common shares outstanding - basic and diluted (as restated*)	71,978	44,014

* As restated for the three months ended March 31, 2014 (refer to Note 2 to the unaudited condensed consolidated financial statements)

The following table provides the depreciation expense included in the above line items (in thousands):

	Three months ended March 31,
	2014	2013
Cost of sales	$721	$—
Sales and marketing	123	—
Product development	170	—
General and administrative	623	366
Total depreciation expense	$1,637	$366

The following table provides the stock-based compensation expense included in the above line items (in thousands):

	Three months ended March 31,
Stock-based compensation expense:	2014	2013
Cost of sales	$—	$—
Sales and marketing expenses	—	—
Product development	—	—
General and administrative	2,616	496
Total stock-based compensation expense	$2,616	$496

The following table provides our results of operations, as a percentage of revenue, for the periods presented:

	Three months ended March 31,
	2014	2013
Revenue	100%	100%
Operating expenses:
Cost of sales	76%	84%
Sales and marketing expenses	3%	5%
Product development	5%	3%
General and administrative	20%	57%
Amortization of intangible assets	7%	3%
Total operating expenses	111%	152%
Loss from operations	(11)%	(52)%
Other income (expense), net	(18)%	(11)%
Loss before income taxes	(29)%	(63)%
Income tax expense	1%	—%
Net loss	(30)%	(64)%
Net income attributable to non-controlling interests	—%	—%
Net loss attributable to common stockholders	(31)%	(63)%

Operating Segments

The following tables set forth our contribution profit for each operating segment in the periods presented (in thousands):

	Three months ended March 31,
	2014			2013
	Content	Connectivity	Consolidated	Content	Connectivity	Consolidated
Revenue:
Licensing	$52,331	—	$52,331	$23,304	$—	$23,304
Service	11,061	16,494	27,555	3,872	6,294	10,166
Equipment	198	5,884	6,082	—	9,043	9,043
Total Revenue	63,590	22,378	85,968	27,176	15,337	42,513
Operating Expenses:
Cost of Sales	46,144	18,973	65,117	20,503	15,246	35,749
Contribution Profit	17,446	3,405	20,851	6,673	91	6,764
Other Operating Expenses			30,243			28,916
Loss from Operations			$(9,392)			$(22,152)

Revenue

Connectivity operating segment revenue was as follows (in thousands):

	Three months ended March 31,		% Change
	2014	2013	2013 to 2014
Service revenue	$16,494	$6,294	162%
Equipment revenue	5,884	9,043	(35)%
Total Revenue Connectivity Segment	$22,378	$15,337	46%

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

As disclosed in the original Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 filed with the U.S. Securities and Exchange Commission on May 12, 2014 (the “Original Form 10-Q”), as of the end of the period covered by this report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) pursuant to Rule 13a-15 of the Exchange Act. Based upon that evaluation, and as a result of the material weaknesses identified in our 2013 Form 10-K, the Chief Executive Officer and Chief Financial Officer concluded that as of the end of the period covered by this report on Form 10-Q, the Company’s disclosure controls and procedures were not effective.

Subsequent to that evaluation, we identified a computational error related to the calculation of weighted average common shares outstanding reported for the three months ended March 31, 2014. This error impacted net loss per share reported for the three months ended March 31, 2014 and resulted in the restatement of our previously reported weighted average shares outstanding and net loss per share common share for the three months ended March 31, 2014 as described in Note 2 to the unaudited condensed consolidated financial statements included herein. Our management believes that this error resulted from the material weakness in our financial statement close / reporting process disclosed in our 2013 Form 10-K, which we are in the process of remediating.

Changes in Internal Control over Financial Reporting

As disclosed in the Original Form 10-Q, we are in the process of implementing changes, as more fully described in our 2013 Form 10-K, to the Company’s internal control over financial reporting to remediate certain material weaknesses as described in our 2013 Form 10-K. Other than such changes, there were no changes in our internal control over financial reporting during the three months ended March 31, 2014, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
ITEM 6. EXHIBITS

See Exhibit Index attached hereto.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 27th day of May 2014.

GLOBAL EAGLE ENTERTAINMENT INC.
By:	/s/ David M. Davis
David M. Davis
Chief Operating Officer, Chief Financial Officer and Treasurer
(Principal Financial Officer and Duly Authorized Officer)

EXHIBIT INDEX

Exhibit	Description
10.1*	Amendment No. 1 to the Executive Employment Agreement, dated May 8, 2014, by and between John La Valle and Global Eagle Entertainment Inc.

10.2*	Amendment No. 2 to the Executive Employment Agreement, dated May 8, 2014, by and between David M. Davis and Global Eagle Entertainment Inc.

10.3*	Summary description of the 2014 Annual Cash Incentive Plan approved by the Company's Compensation Committee on March 17, 2014.

10.4*	Loan Fee Agreement, dated January 9, 2014, by and between James Graf and Global Eagle Entertainment Inc.

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

31.3**	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.4**	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1*	Section 1350 Certification of Chief Executive Officer

32.2*	Section 1350 Certification of Chief Financial Officer

32.3**	Section 1350 Certification of Chief Executive Officer

32.4**	Section 1350 Certification of Chief Financial Officer

101.1**
The following financial information from our Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2014 formatted in eXtensible Business Reporting Language (XBRL): (i) Unaudited Condensed Consolidated Statements of Operations for the three months ended March 31, 2014 and 2013; (ii) Unaudited Condensed Consolidated Statements of Comprehensive Loss for the three months ended March 31, 2014 and 2013; (iii) Condensed Consolidated Balance Sheets as of March 31, 2014 (Unaudited) and December 31, 2013; (iv) Unaudited Condensed Consolidated Statement of Stockholders' Equity for the three months ended March 31, 2014; (v) Unaudited Consolidated Statements of Cash Flows for the three months ended March 31, 2014 and 2013; and (vi) Notes to Unaudited Condensed Consolidated Financial Statements.

*Previously filed with the Original Form 10-Q.
**Filed herewith