Form 10-Q
period 2014-06-30
Global Eagle Entertainment Inc.
filed 2014-08-11
CIK 1512077

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED June 30, 2014
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

(Class)	(Outstanding as of August 8, 2014)
COMMON STOCK, $0.0001 PAR VALUE	71,992,433	SHARES*
* Excludes 3,053,634 shares held by Global Entertainment AG, a wholly-owned subsidiary of the registrant.

GLOBAL EAGLE ENTERTAINMENT INC.

PART I — FINANCIAL INFORMATION
GLOBAL EAGLE ENTERTAINMENT INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	June 30, 2014	December 31, 2013
ASSETS	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$215,284	$258,796
Accounts receivable, net	72,700	64,216
Content library, current	6,739	6,563
Inventories	13,825	15,481
Prepaid and other current assets	21,058	14,187
TOTAL CURRENT ASSETS:	329,606	359,243
Property, plant & equipment, net	21,979	20,797
Goodwill	52,345	52,345
Intangible assets	126,594	136,414
Other non-current assets	15,366	10,084
TOTAL ASSETS	$545,890	$578,883
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$92,891	$81,961
Deferred revenue	10,368	11,190
Warrant liabilities	64,316	71,570
Notes payable and accrued interest	2,613	9,648
Deferred tax liabilities	585	1,192
Other current liabilities	9,168	7,561
TOTAL CURRENT LIABILITIES:	179,941	183,122
Deferred tax liabilities, non-current	25,932	25,186
Deferred revenue, non-current	6,479	5,808
Notes payable and accrued interest, non-current	983	1,153
Other non-current liabilities	8,153	7,430
TOTAL LIABILITIES	221,488	222,699

COMMITMENTS AND CONTINGENCIES

EQUITY:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized, 0 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	—	—
Common stock, $0.0001 par value; 375,000,000 shares authorized, 75,046,067 and 55,902,114 shares issued, 71,992,433 and 52,848,480 shares outstanding, at June 30, 2014 and December 31, 2013, respectively	7	5
Non-voting common stock, $0.0001 par value; 25,000,000 shares authorized, 0 and 19,118,233 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	—	2
Treasury stock, 3,053,634 shares at June 30, 2014 and December 31, 2013	(30,659)	(30,659)
Additional paid-in capital	613,930	620,862
Subscriptions receivable	(491)	(478)
Accumulated deficit	(258,290)	(243,943)
Accumulated other comprehensive loss	(95)	—
TOTAL GLOBAL EAGLE ENTERTAINMENT INC. STOCKHOLDERS' EQUITY	324,402	345,789
Non-controlling interest	—	10,395
TOTAL EQUITY	324,402	356,184
TOTAL LIABILITIES AND EQUITY	$545,890	$578,883

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GLOBAL EAGLE ENTERTAINMENT INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenue	$98,145	$62,831	$184,113	$105,344
Operating expenses:
Cost of sales	74,608	49,820	139,724	85,569
Sales and marketing expenses	3,322	2,399	6,161	4,686
Product development	4,465	2,327	8,387	3,664
General and administrative	17,143	12,745	34,209	36,804
Amortization of intangible assets	6,146	3,016	12,564	4,249
Total operating expenses	105,684	70,307	201,045	134,972
Loss from operations	(7,539)	(7,476)	(16,932)	(29,628)
Other income (expense):
Interest income (expense), net	42	(282)	(119)	(459)
Change in fair value of derivatives	21,326	(4,725)	5,808	(9,340)
Other income (expense), net	(990)	13	(812)	(30)
Income (loss) before income taxes	12,839	(12,470)	(12,055)	(39,457)
Income tax provision (benefit)	843	559	2,098	593
Net income (loss)	11,996	(13,029)	(14,153)	(40,050)
Net income (loss) attributable to non-controlling interests	—	108	194	69
Net income (loss) attributable to Global Eagle Entertainment, Inc. common stockholders	$11,996	$(13,137)	$(14,347)	$(40,119)

Net income (loss) per common share - basic	$0.17	$(0.24)	$(0.20)	$(0.82)
Net income (loss) per common share - diluted	$(0.13)	$(0.24)	$(0.27)	$(0.82)

Weighted average common shares - basic	71,988	54,843	71,983	49,094
Weighted average common shares - diluted	72,468	54,843	74,925	49,094

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GLOBAL EAGLE ENTERTAINMENT INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net income (loss)	$11,996	$(13,029)	$(14,153)	$(40,050)
Other comprehensive income (loss):
Unrealized foreign currency translation adjustments	(95)	(390)	(95)	(613)
Unrealized gains on available for sale securities
Unrealized gain on available for sale securities	21	(1,250)	112	101
Less: reclassification adjustments for recognized gains included in net income	(112)	(101)	(112)	(101)
Unrealized gain on available for sale securities, net	(91)	(1,351)	—	—
Other comprehensive income (loss)	(186)	(1,741)	(95)	(613)
Comprehensive income (loss)	11,810	(14,770)	(14,248)	(40,663)
Comprehensive income (loss) attributable to non-controlling interests	—	95	194	11
Comprehensive income (loss) attributable to Global Eagle Entertainment Inc. common stockholders	$11,810	$(14,865)	$(14,442)	$(40,674)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GLOBAL EAGLE ENTERTAINMENT INC.
CONDENSED CONSOLIDATED STATEMENT OF EQUITY (UNAUDITED)
(In thousands)

	Common Stock		Common Stock Non-Voting		Treasury Stock		Additional	Subscriptions	Accumulated	Accumulated Other	Total Global Eagle Entertainment Inc.	Non-Controlling	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Paid-in Capital	Receivable	Deficit	Comprehensive Income	Stockholders' Equity	Interest	Equity
Balance at December 31, 2013	55,902	$5	19,118	$2	(3,054)	$(30,659)	$620,862	$(478)	$(243,943)	$—	$345,789	$10,395	$356,184
Conversion of non-voting common stock to voting common stock	19,118	2	(19,118)	(2)	—	—	—	—	—	—	—	—	—
Exercise of stock options and warrants	26	—	—	—	—	—	(120)	—	—	—	(120)	—	(120)
Stock-based compensation		—	—	—	—	—	4,589	—	—	—	4,589	—	4,589
Interest income on subscription receivable	—	—	—	—	—	—	—	(13)	—	—	(13)	—	(13)
Purchase of subsidiary share from non- controlling interest shareholders	—	—	—	—	—	—	(11,401)	—	—	—	(11,401)	(10,589)	(21,990)
Other comprehensive income	—	—	—	—	—	—	—	—	—	(95)	(95)	—	(95)
Net loss	—	—	—	—	—	—	—	—	(14,347)	—	(14,347)	194	(14,153)
Balance at June 30, 2014	75,046	$7	—	$—	(3,054)	$(30,659)	$613,930	$(491)	$(258,290)	$(95)	$324,402	$—	$324,402

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GLOBAL EAGLE ENTERTAINMENT INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Six Months Ended June 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(14,153)	$(40,050)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	17,688	11,678
Non-cash interest (income) expense, net	(13)	16
Change in fair value of derivative financial instrument	(5,808)	9,340
Stock-based compensation	4,589	1,376
Gain on sale of available for sale securities	(112)	—
Loss on equity method investments	1,108	—
Warrants for common stock issued for services	—	359
Deferred income taxes	(2,270)	(1,532)
Others	—	(60)
Changes in operating assets and liabilities:
Accounts receivable	(8,484)	(2,493)
Inventory	(8,467)	(5,795)
Prepaid expenses and other current assets	(6,662)	(345)
Deposits and other assets	274	(3,320)
Accounts payable and accrued expenses	8,825	(21,765)
Deferred revenue	(151)	(163)
Other long-term liabilities	723	2,142
NET CASH USED IN OPERATING ACTIVITIES	(12,913)	(50,612)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(4,038)	(7,247)
Cash received from Row 44 Merger	—	159,227
Cash received from AIA Stock Purchase	—	22,136
Purchase of investments	—	(1,500)
Net proceeds from sale of available for sale securities	583	5,937
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(3,455)	178,553

CASH FLOWS FROM FINANCING ACTIVITIES:
Acquisition of non-controlling interest	(18,201)	(15,378)
Long-term borrowings, net of costs	16	(80)
Repayments of notes payable	(7,190)	(3,600)
Purchase of common stock warrants	(1,406)	(795)
Proceeds from the exercise of common stock options	—	291
Other financing activities, net	(268)	(327)
NET CASH USED IN FINANCING ACTIVITIES	(27,049)	(19,889)
Effects of exchange rate movements on cash and cash equivalents	(95)	—
Net (decrease) increase in cash and cash equivalents	(43,512)	108,052
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	258,796	2,088
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$215,284	$110,140

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

Content

The Company's Content services offering selects, manages, and distributes wholly-owned and licensed media content, video and music programming, applications, and video games to the airline industry through (i) its wholly-owned subsidiary, Global Entertainment AG, formerly, Advanced Inflight Alliance AG ("AIA"), (ii) the business it acquired from Post Modern Edit, LLC and related entities (such business, which the Company operates through wholly-owned subsidiaries, is referred to herein as "PMG"), and (iii) its wholly-owned subsidiary, Travel Entertainment Group Equity Limited ("IFES").

Prior to January 31, 2013, the Company was known as Global Eagle Acquisition Corp. (“GEAC”), which was formed in February 2011 to effect a merger, capital stock exchange, asset acquisition or similar business combination with one or more businesses. Effective in the first quarter of 2013, and in conjunction with the business combination transaction (the "Business Combination") in which GEAC acquired Row 44 and 86% of the issued and outstanding shares of AIA, GEAC changed the Company's name from Global Eagle Acquisition Corp. to Global Eagle Entertainment Inc. In addition, on July 10, 2013, the Company purchased substantially all the assets of Post Modern Edit, LLC and related entities. Further, on October 18, 2013, the Company completed the stock acquisition of IFES. Refer to Note 3. Business Combinations for additional information. Following the Business Combination, the Company acquired additional outstanding shares of AIA to increase its ownership of AIA's shares to 94% as of March 31, 2014 and in April 2014, the Company acquired the remaining outstanding shares in AIA.

Note 2. Basis of Presentation and Summary of Significant Accounting Policies

The following is a summary of the significant accounting policies consistently applied in the preparation of the accompanying condensed consolidated financial statements.

Basis of Presentation

The accompanying interim condensed consolidated balance sheet as of June 30, 2014, the condensed consolidated statements of operations and the condensed consolidated statements of comprehensive loss for the three and six month periods ended June 30, 2014 and 2013, the condensed consolidated statements of cash flows for the six month periods ended June 30, 2014 and 2013, and the condensed consolidated statement of stockholders' equity for the six month period ended June 30, 2014 are unaudited.

Since Row 44 was deemed the accounting acquirer in the Business Combination consummated on January 31, 2013, the presented financial information for the three and six months ended June 30, 2014 is only partially comparable to the financial information for the three and six months ended June 30, 2013. The presented financial information for the three and six months ended June 30, 2013 includes the financial information and activities of Row 44 for the period January 1, 2013 to June 30, 2013 (181 days) as well as the financial information and activities of GEE and AIA for the period January 31, 2013 to June 30, 2013 (151 days). PMG and IFES were acquired subsequent to June 30, 2013, and are therefore not included in the June 30, 2013 numbers presented herein. This lack of comparability needs to be taken into account when reading the condensed consolidated statements of operations, comprehensive income (loss) and cash flows. Furthermore, the presented financial information for the three and six months ended June 30, 2013 also contains one-time costs that are directly associated with our Business Combination on January

Table of Content
Global Eagle Entertainment Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

31, 2013 such as professional fees to support the Company's new and complex legal, tax, statutory and reporting requirements following the Business Combination.

In the opinion of the Company's management, the unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of the Company's statement of financial position as of June 30, 2014, its results of operations for the three and six month periods ended June 30, 2014 and 2013, and its cash flows for the six month periods ended June 30, 2014 and 2013. The results for the six month period ended June 30, 2014 are not necessarily indicative of the results expected for the full year. The consolidated balance sheet as of December 31, 2013 has been derived from the Company's audited financial statements included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission ("SEC") on March 25, 2014, as amended by amendment No.1 on Form 10-K/A filed with the SEC on March 26, 2014 (as so amended, the "2013 Form 10-K").

The interim unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”), for interim financial information and with the instructions to SEC Form 10-Q and Article 10 of SEC Regulation S-X. They do not include all of the information and footnotes required by GAAP for complete financial statements. Therefore, these financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto, included in the Company's 2013 Form 10-K.

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

Investments that the Company has the ability to control, and where it is the primary beneficiary, are consolidated. Any non-controlling interests in a Company's subsidiary earnings or losses, such as in AIA before April 23, 2014, are included in other income (expense) in the Company's condensed consolidated statements of operations. Any investments in affiliates over which the Company has the ability to exert significant influence, but does not control and it is not the primary beneficiary, such as its investment in Allegiant Systems, Inc., are accounted for using the equity method of accounting. Investments in affiliates for which the Company has no ability to exert significant influence are accounted for using the cost method of accounting.

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

The decision to report two segments is principally based upon the Company's chief operating decision makers (“CODM”), and how they manage the Company's operations as two segments from a consolidated basis for purposes of evaluating financial performance and allocating resources. The CODM review revenue, cost of sales expense, and contribution profit information separately for its Connectivity and Content businesses. Total segment contribution profit provides the CODM, investors and equity

Table of Content
Global Eagle Entertainment Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

analysts a measure to analyze operating performance of each of the Company's business segments and its enterprise value against historical data and competitors' data, although historical results may not be indicative of future results (as operating performance is highly contingent on many factors, including customer tastes and preferences). All other financial information is reviewed by the CODM on a consolidated basis.

Segment revenue, expenses and contribution profit for the three and six month periods ended June 30, 2014 and 2013 derived from the Company's Content and Connectivity segments were as follows (in thousands):

	Three Months Ended June 30,
	2014			2013
	Content	Connectivity	Consolidated	Content	Connectivity	Consolidated
Revenue:
Licensing	$59,110	—	$59,110	$38,405	$—	$38,405
Service	12,253	17,308	29,561	5,678	12,379	18,057
Equipment	177	9,297	9,474	—	6,369	6,369
Total revenue	71,540	26,605	98,145	44,083	18,748	62,831
Operating expenses:
Cost of sales	52,737	21,871	74,608	32,845	16,975	49,820
Contribution profit	18,803	4,734	23,537	11,238	1,773	13,011
Other operating expenses			31,076			20,487
Loss from operations			$(7,539)			$(7,476)

	Six Months Ended June 30,
	2014			2013
	Content	Connectivity	Consolidated	Content	Connectivity	Consolidated
Revenue:
Licensing	$111,441	—	$111,441	$61,709	$—	$61,709
Service	23,314	33,802	57,116	9,550	18,673	28,223
Equipment	376	15,180	15,556	—	15,412	15,412
Total revenue	135,131	48,982	184,113	71,259	34,085	105,344
Operating expenses:
Cost of sales	98,880	40,844	139,724	53,348	32,221	85,569
Contribution profit	36,251	8,138	44,389	17,911	1,864	19,775
Other operating expenses			61,321			49,403
Loss from operations			$(16,932)			$(29,628)

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

In certain cases where the Company sells its equipment on a stand-alone basis, it may charge a fee for obtaining Supplemental Type Certificates (“STCs”) obtained from the Federal Aviation Administration, which allow its equipment to operate on certain model/type of aircraft. To the extent that the Company contracts to charge STC fees in equipment-only sales, the Company will record these fees as revenue. Total STC fees recognized as revenue for the six months ended June 30, 2014 was $0.2 million. No STC fee revenue was recognized during the three months ended June 30, 2014, or three and six months ended June 30, 2013.

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

Product Development

Product research and software development costs, other than certain internal-use software costs qualifying for capitalization, are expensed as incurred. Costs of computer software or websites developed or obtained for internal use that are incurred in the preliminary project and post implementation stages are expensed as incurred. Certain costs of developing internal-use software incurred during the application and development stage, which include employee and outside consulting compensation and related expenses, costs of computer hardware and software, website development costs and costs incurred in developing additional features and functionality of the services, are capitalized. The estimated useful life of costs capitalized is evaluated for each specific project. Capitalized costs are generally amortized using the straight-line method over a three year estimated useful life, beginning in the period in which the software is ready for its intended use. Unamortized amounts are included in property and equipment, net in the accompanying consolidated balance sheets. Capitalized software development costs totaled $0.9 million and $1.5 million for the three and six months ended June 30, 2014, respectively, and $0.4 million and $0.7 million for the three and six months ended June 30, 2013, respectively.

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

Stock-Based Compensation

Stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service period, which is the vesting period, on a straight-line basis. The Company uses the Black-Scholes option pricing model to determine the grant date fair value of stock options. The Company estimates fair value of share-based awards using the Black-Scholes model. This model requires the Company to estimate the expected volatility and the expected term of the stock options which are highly complex and subjective variables. The variables take into consideration, among other things, actual and projected employee stock option exercise behavior. The Company uses a predicted volatility of its stock price during the expected life of the options that is based on the historical performance of the Company's stock price as well as including an estimate using similar companies. Expected term is computed using the simplified method as the Company's best estimate given its lack of actual exercise history. The Company has selected a risk-free rate based on the implied yield available on U.S. Treasury securities with a maturity equivalent to the expected term of the stock. Stock-based awards are comprised principally of stock options.

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

Warrants repurchased are accounted for at their fair value on the date the transaction is settled. Any excess of cash paid, or the value of common stock exchanged, over the fair value of warrant repurchases on the settlement date is recorded as an expense in the Company’s consolidated statement of operations. During the three and six months ended June 30, 2014 and 2013, the Company repurchased approximately 0.4 million and 0.5 million, respectively, of its Global Eagle public company warrants for total consideration of $1.4 million and $0.8 million, respectively.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an initial maturity of 90 days or less to be cash equivalents.

Restricted Cash

The Company maintains certain letters of credit agreements with its airlines partners, which are secured by the Company’s cash for periods of less than one year and up to three years. As of June 30, 2014 and December 31, 2013, the Company had restricted cash of $3.3 million and $3.3 million, respectively. As of June 30, 2014, $1.3 million and $2.0 million of restricted cash is included in other current and other non-current assets, respectively, in the consolidated balance sheets. As of December 31, 2013, $2.4 million and $0.9 million of restricted cash is included in other current and other non-current assets, respectively, in the consolidated balance sheets.

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

Long-Lived Assets

The Company evaluates the recoverability of its long-lived assets with finite useful lives, including its infinite lived intangible assets acquired in business combinations, for impairment when events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. Such trigger events or changes in circumstances may include: a significant decrease in the market price of a long-lived asset, a significant adverse change in the extent or manner in which a long-lived asset is being used, significant adverse change in legal factors or in the business climate, including those resulting from technology advancements in the industry, the impact of competition or other factors that could affect the value of a long-lived asset, a significant adverse deterioration in the amount of revenue or cash flows we expect to generate from an asset group, an accumulation of costs significantly in excess of the amount originally expected for the acquisition or development of a long-lived asset, current or future operating or cash flow losses that demonstrate continuing losses associated with the use of a long-lived asset, or a current expectation that, more likely than not, a long-lived asset will be sold or otherwise disposed of significantly before the end of its previously estimated useful life. The Company performs impairment testing at the asset group level that represents the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. If events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable and the expected undiscounted future cash flows attributable to the asset group are less than the carrying amount of the asset group, an impairment loss equal to the excess of the asset's carrying value over its fair value is recorded. Fair value is determined based upon estimated discounted future cash flows. Through June 30, 2014, the Company has identified no such impairment loss. Assets to be disposed of would be separately presented on the balance sheets and reported at the lower of their carrying amount or fair value less costs to sell, and would no longer be depreciated or amortized.

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

At June 30, 2014 and December 31, 2013, there was approximately $6.8 million and $6.2 million, respectively, of deferred equipment costs included in inventory and other non-current assets. The deferred equipment costs pertain to certain costs expended in advance of services for one airline, and are being amortized ratably over the underlying term of the agreement through 2020.

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

During the six months ended June 30, 2014, the Company purchased and capitalized less than $0.1 million of Connectivity equipment, which is installed on aircraft of a single customer to facilitate expanded services over a five-year period. The Company capitalized the costs of this equipment on its balance sheet as it retained legal title to the equipment over the five-year use period, and will amortize these costs over their five-year useful life period.

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

As of June 30, 2014 and December 31, 2013, goodwill of $52.3 million was attributed to the Company's Content reporting unit. Through June 30, 2014, the Company has identified no impairment loss associated with its goodwill.

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

Table of Content
Global Eagle Entertainment Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Net Income (Loss) Per Share

Basic earnings (loss) per share (EPS) is computed using the weighted-average number of common shares outstanding during the period. Diluted earnings (loss) per share are computed using the weighted-average number of common shares and the dilutive effect of contingent shares outstanding during the period. Potentially dilutive contingent shares, which primarily consist of stock options issued to employees and consultants, restricted stock units and warrants issued to third parties and accounted for as equity instruments have been excluded from the diluted income (loss) per share calculation because their effect is anti-dilutive. As illustrated in the table below, the change in the fair value of the Company’s warrants, which are assumed to be converted into the Company’s common stock after exercise, are adjusted to net income for purposes of computing dilutive earnings (loss) per share for the three and six ended June 30, 2014. Common shares to be issued upon the exercise of warrant instruments classified as liabilities are included in the calculation of diluted income (loss) per share when dilutive.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net income (loss) (numerator):
Net income (loss)	$11,996	$(13,029)	$(14,153)	$(40,050)
Income allocable to noncontrolling interests	—	108	194	69
Net income (loss) for basic EPS	11,996	(13,137)	(14,347)	(40,119)

Less: adjustment for change in fair value on warrants liability for diluted EPS after assumed exercise of warrants liability	21,326	—	5,808	—
Net loss for dilutive EPS	$(9,330)	$(13,137)	$(20,155)	$(40,119)

Shares (denominator):
Weighted-average shares for basic EPS	71,988	54,843	71,983	49,094
Effect of assumed exercise of warrants liability	480	—	2,942	—
Adjusted weighted-average share for diluted EPS	72,468	54,843	74,925	49,094

Basic earnings (loss) per share	$0.17	$(0.24)	$(0.20)	$(0.82)
Diluted earnings (loss) per share	$(0.13)	$(0.24)	$(0.27)	$(0.82)

Securities not included in the calculation of diluted earnings (loss) per share were as follow:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Stock options and restricted stock units	3,026	3,396	1,471	2,610
Restricted stock units	50	—	29	—
Non-employees stock options	1	—	2	—
Equity warrants	32	7,365	32	7,365
Liability warrants	—	19,260	—	19,179

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

Income Taxes

Deferred income tax assets and liabilities are recognized for temporary differences between the financial statement carrying amounts of assets and liabilities and the amounts that are reported in the income tax returns. Deferred taxes are evaluated for realization on a jurisdictional basis. The Company records valuation allowances to reduce deferred tax assets to the amount that is more likely than not to be realized. In making this assessment, management analyzes future taxable income, reversing temporary differences and ongoing tax planning strategies. Should a change in circumstances lead to a change in judgment about the realizability of deferred tax assets in future years, the Company will adjust related valuation allowances in the period that the change in circumstances occurs, along with a corresponding increase or charge to income. Due to the uncertainty over its ability to realize future taxable income in certain jurisdictions, the Company has recorded a valuation allowance of $51.2 million and $48.9 million against its domestic deferred tax assets as of June 30, 2014 and December 31, 2013, respectively, and $2.7 million and $1.9 million against its foreign deferred tax assets as of June 30, 2014 and December 31, 2013, respectively.

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

Fair Value Measurements

The accounting guidance for fair value establishes a framework for measuring fair value and establishes a three-level valuation hierarchy for disclosure of fair value measurement. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. The three levels are defined as follows:

•Level 1: Observable quoted prices in active markets for identical assets and liabilities.

•Level 2: Observable quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market.

•Level 3: Model-based techniques that use at least one significant assumption not observable in the market. These unobservable assumptions reflect estimates of assumptions that market participants would use in pricing the asset or liability. Valuation techniques include use of option pricing models, discounted cash flow models, and similar techniques.

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

The following tables summarize the Company's financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2014, and December 31, 2013, respectively (in thousands):

	June 30, 2014	Quotes Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Earn-out liability (1)	$1,726	$—	$—	$1,726
Global Eagle warrants (2)	64,316	64,316	—	—
Total financial liabilities	$66,042	$64,316	$—	$1,726

(1) Includes $1.7 million earn-out liability for EIM, a subsidiary of AIA assumed in the Business Combination.
(2) Includes 15,497,929 public warrants.

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

Derivative Warrants. The fair value of Global Eagle's warrants, recorded as derivative warrant liabilities, is determined by the Company using the quoted market prices for the Company's over the counter publicly traded warrants. On reporting dates where there are no active trades, the Company uses the last reported closing trade price of the warrants to determine the fair value. The Company recorded an income from the change in the fair value of these warrants during the three and six months periods ended June 30, 2014 of $21.3 million and $5.8 million, respectively. The Company also recorded an expense for the change in fair value of these warrants during the three and six months periods ended June 30, 2013 of approximately $4.7 million and $9.3 million, respectively.

The following table shows both the carrying amounts, which approximate the fair values, of the Company's financial assets and liabilities in the consolidated financial statements at June 30, 2014 and December 31, 2013, respectively (in thousands):

	June 30, 2014		December 31, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial liabilities:
Notes payable	$3,596	$3,596	$10,801	$10,801

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

The following table presents the fair value roll-forward reconciliation of level 3 assets and liabilities measured at fair value basis for the period ended June 30, 2014, (in thousands):

Earn-Out Liability
Balance, December 31, 2013	$1,421
Change in value	305
Balance, June 30, 2014	$1,726

Reclassification

Certain prior year amounts have been reclassified to conform to the current year presentation.

Table of Content
Global Eagle Entertainment Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Recent Accounting Pronouncement

In May 2014, the FASB issued Accounting Standards Update No. 2014-09 (ASU 2014-09) "Revenue from Contracts with Customers." ASU 2014-09 supersedes the revenue recognition requirements in “Revenue Recognition (Topic 605)”, and requires entities to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early adoption is not permitted. The Company is currently in the process of evaluating the impact of the adoption of ASU 2014-09 on its consolidated financial statements.

Note 3. Business Combination

Accounting Treatment for the Business Combination

On January 31, 2013, the Business Combination was consummated, in which a merger subsidiary of GEAC merged with and into Row 44 (the "Row 44 Merger") with Row 44 surviving, and concurrently GEE acquired 86% of the issued and outstanding shares of AIA, which were held by PAR Investment Partners, L.P. ("PAR"). Row 44 was considered the acquirer for accounting purposes, and the Row 44 Merger was accounted for as a recapitalization. The AIA stock purchase was accounted for as an acquisition of a business because the Company obtained effective control of AIA. Since the Row 44 Merger was accounted for as a recapitalization, the assets and liabilities of Row 44 and GEAC are carried at historical cost, and no step-up in basis or any intangible assets or goodwill were recognized as a result. Under the acquisition method, the acquisition-date fair value of the gross consideration transferred to effect the AIA Stock Purchase was allocated to the assets acquired, the liabilities assumed, and non-controlling interest based on their estimated fair values. Transaction costs incurred in 2012 and in 2013 through January 31, 2013 of $16.4 million were attributable to the Business Combination and were recorded as reductions to retained earnings. In connection with the closing of the Row 44 Merger, the Company paid PAR $11.9 million under a backstop fee agreement. This was recorded as transaction costs reflected in operating results as a general and administrative expense in the three months ended March 31, 2013.

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

As a result of the AIA Stock Purchase, a non-controlling interest was recorded on the Company's consolidated balance sheets. Following the Business Combination, the Company acquired additional outstanding shares of AIA to increase its ownership of AIA's shares to 94% as of December 31, 2013. In April 2014, the Company acquired the remaining outstanding shares in AIA for a total consideration of approximately $22.0 million, including approximately $0.6 million of transaction costs, of which approximately $18.2 million was paid in cash as of June 30, 2014. The purchase price and related acquisition costs of approximately $0.6 million exceeded the book value by approximately $11.4 million. This excess is reflected as a reduction in additional paid in capital. Subsequent to June 30, 2014, the Company expects to pay off its remaining obligations of approximately $3.8 million.

As of and for the three months ended June 30, 2013, the remaining 6% of AIA shares was owned by others unrelated and independent of the Company. The fair value of the non-controlling interest was determined based upon the fair value of AIA common stock on the closing date. Since the acquisition date, the results of AIA have been included in the Company’s consolidated financial results for the five months ended June 30, 2013, eleven month ended December 31, 2013 and six months ended June 30, 2014.

PMG Asset Purchase

On July 9, 2013, the Company purchased substantially all the assets of Post Modern Edit, LLC and related entities to further expand its leadership in delivering media and content solutions to the global travel industry. Pursuant to the terms of the purchase, the Company acquired such assets of PMG in exchange for approximately $10.6 million in cash, 431,734 shares of common stock for a fair value of $4.4 million and the assumption of approximately $3.3 million in debt and $0.4 million in certain accrued obligations. The sellers of the PMG assets have the opportunity to receive an additional $5.0 million in cash if, among other things, the PMG business, combined with certain AIA businesses, achieve certain financial target milestones from the second half of 2013 through December 31, 2014 (the “PMG Earn Out”). In June 2014, the Company modified the PMG Earn Out to waive the Earn Out and certain other purchase obligations and PMG seller rights in exchange for cash consideration of $2.5 million (the “Additional PMG Consideration”).  Fifty percent of the Additional PMG Consideration is payable after 10 days from closing, and the remaining $1.25 million is payable quarterly through the first half of 2015. Due to the fact that the PMG Earn Out was tied to the fulfillment of certain post-closing employment obligations by certain PMG executives, the Company was required to

Table of Content
Global Eagle Entertainment Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

account for the PMG Earn Out as compensation to the sellers and is recognized as an expense, over the requisite service period.  During the three months ended March 31, 2014, the Company accrued for approximately $0.5 million of the PMG Earn Out obligation.  As the Additional PMG Consideration is not conditioned on future employment or services, the Company recorded an additional $1.3 million of expense during the three months ended June 30, 2014, bringing the total accrued liability for the Additional PMG Consideration to $2.5 million as of June 30, 2014. The goodwill recorded for the PMG asset purchase was $4.8 million, and key factors that contributed to the recognition of PMG goodwill were principally trained workforce, the opportunity to consolidate and complement existing AIA operations within the airline industry, and the opportunity to generate future savings through synergies with the existing business. As a result of the asset purchase of PMG, the goodwill is deductible for tax purposes.
As of December 31, 2013 and June 30, 2014, the Company held 151,420 of the total 431,734 shares issuable to the sellers in escrow, which are subject to certain standard warranties and representations and scheduled to be released to the sellers upon final settlement of certain post-closing terms.

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
(1) Included in the table above are $0.5 million of deferred tax assets, $6.7 million of deferred tax liabilities and $1.2 million of accrued taxes payable as of the IFES acquisition date, which were prepared using best estimates available. Due to the preliminary nature of IFES financial results prior to the October 18, 2013 acquisition date, the Company was unable to provide an accurate assessment of certain deferred tax assets, deferred tax liabilities and estimated income taxes payable for the period(s) prior to the October 18, 2013 acquisition date. As a result, these balances are considered preliminary at June 30, 2014 and are expected to be finalized during the three months ending September 30, 2014.

Table of Content
Global Eagle Entertainment Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

The goodwill recorded for the IFES acquisition was $12.1 million, and key factors that contributed to the recognition of IFES goodwill were principally trained workforce, expansion of international operations, the opportunity to consolidate and complement existing AIA and PMG operations within the airline industry, and the opportunity to generate future savings through synergies with the existing business. As a result of the stock purchase of IFES, the goodwill is not deductible for tax purposes. Significant other assets and net liabilities assumed and included in the table above were $8.0 million of accounts receivable, $0.2 million of prepaid and other current assets, $1.9 million positive cash balance, $11.0 million of accounts payable and accrued expenses outstanding and assumed at the purchase date, $1.3 million mortgage relating to the building acquired in the acquisition and a net tax liability for $6.2 million, of which $1.2 million of accrued taxes payable were recorded prior to the acquisition. The net tax liability is made up of a deferred tax asset of $0.5 million and deferred tax liabilities of $6.7 million. The Company incurred approximately $0.5 million in transaction costs associated with the IFES purchase.

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

	Six Months Ended June 30,
	2014	2013
Revenues	$184,113	$161,487
Net loss	$(14,153)	$(62,189)

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

Note 4. Goodwill

The following table presents the changes in the Company’s goodwill balance for the periods presented (in thousands).

Balance at December 31, 2013	$52,345
Goodwill arising from business combinations	—
Balance at June 30, 2014	$52,345

Goodwill in 2013 arose from the acquisitions of AIA, PMG and IFES as detailed in Note 3. Business Combinations. No goodwill existed prior to 2013.

The Company's most recent annual impairment analysis was performed in the fourth quarter of the year ended December 31, 2013 and indicated that there was no impairment of goodwill at that time.

Table of Content
Global Eagle Entertainment Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 5. Property, Plant, and Equipment, net

At June 30, 2014 and December 31, 2013, property, plant, and equipment, net consisted of the following (in thousands):

	June 30, 2014	December 31, 2013
Leasehold improvements	$1,084	$1,272
Furniture and fixtures	1,659	1,590
Equipment	16,254	15,362
Computer equipment	4,301	3,905
Computer software	4,602	2,985
Automobiles	224	297
Buildings	2,679	2,649
Albatross (aircraft)	425	385
Other	257	12
Total property, plant, and equipment	31,485	28,457
Accumulated depreciation	(9,506)	(7,660)
Property, plant, and equipment, net	$21,979	$20,797

Depreciation expense for property, plant, and equipment amounted to $1.7 million and $0.7 million for the three months ended June 30, 2014 and 2013, respectively, and $3.3 million and $1.3 million for the six months ended June 30, 2014 and 2013, respectively.

Depreciation expense, including software amortization expense, by classification for the three and six months ended June 30, 2014 and 2013 is shown below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Depreciation expense:
Cost of sales	$911	$382	$1,631	$710
Sales and marketing	114	—	237	—
Product development	153	—	323	—
General and administrative	520	320	1,142	588
Total depreciation expense	$1,698	$702	$3,333	$1,298

Note 6. Intangible Assets, net

As a result of the Business Combination, the Company acquired definite-lived intangible assets that are primarily amortized on a straight-line basis. The Company's definite-lived intangible assets have assigned useful lives ranging from 1.5 to 8.5 years (weighted average of 5.8 years).

Table of Content
Global Eagle Entertainment Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Intangible assets, net at June 30, 2014, consisted of the following (in thousands):

			June 30, 2014
	Weighted Average Useful Lives		Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Intangible assets:
Definite life:
Existing technology - software	7 years		$2,575	$(521)	$2,054
Existing technology - games	5 years		12,331	(3,494)	8,837
IPR&D	8 years		7,317	(686)	6,631
Customer relationships	7.1 years		119,879	(20,980)	98,899
Other	3.5 years		5,814	(2,419)	3,395
Content library (acquired in the Business Combination)	1.5 years		23,349	(10,880)	12,469
Content library (acquired post business combination)	1.5 years	(1)	14,298	(13,250)	1,048
Total intangible assets			$185,563	$(52,230)	$133,333
(1) Useful estimate based upon the content library acquired in the Business Combination, which approximates historical experience.

Content library that is expected to be licensed and generates revenues within the next twelve months is classified as Content library, current, on the Company's condensed consolidated balance sheets as of June 30, 2013 and December 31, 2013. The remainder of content library is classified and included within the intangible asset amount. The Company expects to record amortization of the intangible assets as follows (in thousands):

Year ending December 31,	Amount
2014 (remaining six months)	$19,603
2015	26,666
2016	24,361
2017	19,343
2018	15,757
Thereafter	27,603
Total	$133,333
The Company recorded amortization expense, excluding amortization of content library (acquired post business combination) of $6.6 million and $14.4 million for the three and six months ended June 30, 2014, respectively, and $6.3 million and $10.4 million during the three and six months ended June 30, 2013, respectively. Amortization expense excludes the amortization of the content library, which is included in cost of sales.

Note 7. Available For Sale (“AFS”) Securities

At March 31, 2014, the Company held $0.6 million of AFS equity securities at an unrealized gain of approximately $0.1 million. During the three months ended June 30, 2014, the Company sold this investment for proceeds of approximately $0.6 million and recognized a gain of approximately $0.1 million.

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

Operating Lease Commitments

Table of Content
Global Eagle Entertainment Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Operating lease commitments include payments on outstanding, noncancelable, operating lease obligations. The Company leases its operating facilities under noncancelable operating leases that expire through 2017. The Company also leases certain facilities and vehicles under month-to-month arrangements. Total rent expense for the three months ended June 30, 2014 and 2013 was $1.0 million and $0.9 million, respectively. Rent expense for the six months ended June 30, 2014 and 2013 was $2.1 million and $1.5 million respectively. The Company is responsible for certain operating expenses in connection with these leases.

Satellite Cost Commitments

During the six months ended June 30, 2014 the Company had in place a Master Services Agreement ("MSA") with its satellite service provider to provide for satellite capacity over Russia, the North Atlantic and for expansion of its existing capacity in the US and Europe. As of June 30, 2014, the MSA satellite cost commitments totaled $170.6 million through December 31, 2020. The Company expenses these satellite fees in the month the service is provided as a charge to cost of services.

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

On October 22, 2013, Arista Music, Sony Music Entertainment and certain parties believed to be related to the foregoing filed suit in the United States Direct Court for the Southern District of New York against Inflight Productions Ltd. (“IFP”), one of its customers and a third party contractor of IFP for copyright infringement and related claims and unspecified money damages. IFP is a direct subsidiary of AIA and an indirect subsidiary of the Company. The Company is in the process of evaluating the merits of this matter, and intends to defend against it vigorously; however the outcome is inherently uncertain and could have a material adverse effect on the Company’s business, financial condition and results of operations. As of June 30, 2014, the potential range of loss related to this matter cannot be determined.

On May 6, 2014, UMG Recordings, Inc., Capital Records, Universal Music Corp and entities affiliated with the foregoing (collectively, “UMG”) filed suit in the United States District Court for the Central District of California against the Company and IFP for copyright infringement and related claims and unspecified money damages. The Company is in the process of evaluating the merits of this matter, and intends to defend against it vigorously; however the outcome is inherently uncertain and could have a material adverse effect on the Company’s business, financial condition and results of operations. As of June 30, 2014, the potential range of loss related to this matter cannot be determined.

While the resolution of the above matters cannot be predicted with certainty, the Company does not believe, based on current knowledge, that the outcome of the currently pending claims or legal proceedings in which the Company is currently involved will have a material adverse effect on the Company's financial statements.

Acquisitions

As a result of the AIA Stock Purchase, the Company assumed certain commitments. AIA’s long-term commitments include contracts for office space leases and operating equipment leases of $5.6 million, movie license fees of $23.1 million and certain guaranteed minimum payments owed to movie content providers of $7.5 million. In addition, as a result of the PMG asset purchase, the Company assumed obligations of $1.8 million associated with a 25-year operating lease agreement.

The operating lease contracts usually have a contract period from 1 to 5 years. The movie license contracts have a contract period of 3 years. Minimum payments for already signed contracts are mainly to be paid within 12 months. The EIM earn-out payments and the PMG additional consideration will be due in the years 2014 through 2016.

Table of Content
Global Eagle Entertainment Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 9. Related Party Transactions

In connection with the closing of the Row 44 Merger, the Company paid PAR $11.9 million under a backstop fee agreement. This was recorded as transaction costs reflected in operating results as a general and administrative expense in the six month period ended June 30, 2013.

Administrative Services

AIA's subsidiary, Entertainment in Motion (“EIM”), rents office space belonging to a company in which AIA's management has an ownership interest. There were no unpaid lease liabilities as of June 30, 2014 and December 31, 2013. The Company recognized rent expense of $60,000 and $120,000, each for the three and six month periods ended June 30, 2014 and 2013, respectively. EIM also made a loan to one of its managing directors. As of June 30, 2014, the outstanding balance was less than $0.1 million.

Office Lease Agreement with Employee

In connection with the acquisition of PMG, the Company acquired an office lease that is currently being occupied and used as part of operations in Irvine, California. This building is majority owned by one of the founding members of PMG, who is currently an employee of the Company. The lease terminates on March 31, 2024. The total rental expense incurred during the three and six months periods ended June 30, 2014 and 2013 was approximately $0.1 million.

PMG Post-Closing Payment

In June 2014, the Company modified the PMG Earn Out to waive the PMG Earn Out and certain other purchase obligations and PMG seller rights in exchange for cash consideration of $2.5 million (the “Additional PMG Consideration”). Fifty percent of the additional PMG Consideration is payable after 10 days from closing, and the remaining $1.25 million paid in four quarterly installments through the first half of 2015.

AIA Noncontrolling Interests Acquisition

In April 2014, the Company acquired the remaining outstanding shares in AIA for a total consideration of approximately $22.0 million (the "AIA Consideration"), of which approximately $18.2 million was paid in cash as of June 30, 2014. Included in the AIA Consideration was approximately $2.5 million owed to BF Ventures, an entity in which one of our directors owns an indirect stake of approximately 25%.

Note 10. Common Stock, Stock Options and Warrants

Common Stock

On June 17, 2014, PAR Investment Partners, L.P. (“PAR”) converted 19,118,233 shares of non-voting common stock of Global Eagle Entertainment Inc. (the “Company”) into an equal number of shares of the Company’s common stock, par value $0.0001 per share, in accordance with the terms of the non-voting common stock set forth in the Company’s Second Amended and Restated Certificate of Incorporation. The conversion was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 3(a)(9) thereof. No commission or other remuneration was paid or given directly or indirectly for soliciting the conversion.

The common stock and non-voting common stock have identical rights, powers, preferences and privileges, except with respect to voting rights and conversion rights applicable to the non-voting common stock. Accordingly, the total number of outstanding shares of both common stock and non-voting common stock are used by the Company to compute basic and diluted net earnings (loss) per share. As a result of the conversion, the total number of outstanding shares of non-voting common stock decreased by 19,118,233, and the total number of outstanding shares of common stock increased by the same amount, with no shares of non-voting common stock remaining issued and outstanding. The conversion did not increase the aggregate number of outstanding shares of the Company’s capital stock.

Table of Content
Global Eagle Entertainment Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Stock Options

In conjunction with the Business Combination, the Company adopted its 2013 Equity Incentive Plan, as amended, which was amended in December 2013, (as amended, the "Plan"). Under the Plan, the Administrator of the Plan, which is the compensation committee of the Company's board of directors, may grant up to 7,500,000 stock options, restricted stock, restricted stock units and other incentive awards to employees, officers, non-employee directors, and consultants, and such options or awards may be designated as incentive or non-qualified stock options at the discretion of the Administrator. Employee stock option grants have 5-year terms and vest 1/4th on the anniversary of the vesting commencement date and 1/48th monthly thereafter, over a 4-year period. Stock options granted to our Board of Directors have 5-year terms and vest monthly over two years from the vesting commencement date. Certain stock option awards have accelerated vesting provisions in the event of a change in control and/or termination without cause.

Fair values of the stock options at June 30, 2014 and 2013 were determined using the Black-Scholes model and the following weighted average level 3 assumptions:

	Six Months Ended June 30,
	2014	2013
Common stock price on grant date	$10.71	$9.96
Expected life (in years)	4.00	4.00
Risk-free interest rate	1.57%	0.77%
Expected stock volatility	64%	50%
Expected dividend yield	—%	—%
Fair value of stock options granted	$5.24	$3.97

Stock option activity for the six months ended June 30, 2014 is as follows:

Global Eagle Stock Option Plan	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at January 1, 2014	5,285,000	$10.86
Granted	1,135,000	$10.71
Exercised	(117,708)	$9.33
Forfeited	(487,292)	$12.86
Outstanding at June 30, 2014	5,815,000	$10.69	4.29	$12.23
Vested and expected to vest at June 30, 2014	4,867,119	$10.67	4.24	$10.31
Exercisable at June 30, 2014	1,245,523	$10.42	3.74	$2.73

Restricted stock units

The grant date fair value of an RSU equaled the closing price of our common stock on the grant date. The following summarizes select information regarding our RSUs during the six months ended June 30, 2014:

Table of Content
Global Eagle Entertainment Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Units	Weighted Average Grant date Fair Value	Aggregate Intrinsic Value (in millions)
Outstanding at January 1, 2014	—	$—
Granted	50,000	$17.09
Vested	—	$—
Forfeited	—	$—
Balance nonvested at June 30, 2014	50,000	$17.09	$0.62
Vested and expected to vest at June 30, 2014	37,876	$17.09	$0.47

Stock-based Compensation Expense

Stock-based compensation expense related to all employee and non-employee stock-based awards for the three and six months ended June 30, 2014 and 2013 were as follow, (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Stock-based compensation expense:
Cost of services	$—	$—	$—	$—
Sales and marketing expenses	—	—	—	—
Product development	—	—	—	—
General and administrative	1,973	496	4,589	1,376
Total stock-based compensation expense	$1,973	$496	$4,589	$1,376

Warrants

In conjunction with the Business Combination, on January 31, 2013, the Company converted 21,062,500 Row 44 warrants to warrants to purchase up to 721,600 shares of Global Eagle common stock. The following is a summary of all Row 44 warrants converted to warrants to purchase GEE common stock (exercise price per warrant and number of warrants presented using the conversion ratio to Global Eagle common stock used in the Row 44 Merger) outstanding at June 30, 2014:

	Weighted Average Exercise Price per Warrant	Number of Warrants (as converted)	Weighted Average Remaining Life (in years)
Common stock warrants	$9.45	721,600	2.62
Series C Preferred stock warrants	$8.74	734,451	2.94

Table of Content
Global Eagle Entertainment Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following is a summary of warrants originally issued by GEAC, including public and privately placed warrants, for the six months ended June 30, 2014:

Global Eagle Warrants	Number of Warrants	Weighted Average Exercise price	Weighted Average Remaining Contractual Term (in years)
Outstanding at January 1, 2014	23,237,717	$11.5
Granted	—	—
Exercised	(3,400)	11.5
Purchased	(403,054)	11.5
Forfeited	—	—
Outstanding and exercisable at June 30, 2014	22,831,263	$11.5	3.59

The Company accounts for 15,497,929 of GEAC's warrants as derivative liabilities at June 30, 2014. During the three and six months ended June 30, 2014, the Company recorded approximately $21.3 million and $5.8 million, respectively of income in the consolidated statements of operations as a result of the remeasurement of these warrants at balance sheet date until exercised. The fair value of warrants issued by the Company has been estimated using the warrants' quoted public market price. In the event the Company’s closing stock price is at or above $17.50 for twenty of thirty consecutive trading days, the Company can call the 15,497,929 public warrants and force the holders to exercise their warrants at $11.50 per share, with estimated proceeds of approximately $178.2 million.

During the six months ended June 30, 2014, the Board of Directors (the “Board”) authorized the Company to repurchase up to $25.0 million of GEE's public warrants. As of June 30, 2014, $23.6 million was available for warrants repurchases under this authorization. The amount the Company spends and the number of warrants repurchased varies based on a variety of factors including the stock price and blackout periods in which we are restricted from repurchasing warrants.

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

Income tax expense for the three months ended June 30, 2014 and 2013 was $0.8 million and $0.6 million respectively. For the six months ended June 30, 2014 and 2013, income tax expense was $2.1 million and $0.6 million, respectively.
As of June 30, 2014 and December 31, 2013 the Company has recorded a valuation allowance of $53.9 million and $50.8 million against its domestic and foreign deferred tax assets, respectively, due to the uncertainties over its ability to realize future taxable income in those jurisdictions. As of June 30, 2014, the valuation allowance on domestic and foreign deferred tax assets were $51.2 million and $2.7 million, respectively.
In connection with the acquisitions of AIA and IFES, the Company recorded net deferred tax liabilities of $22.2 million and $6.2 million, respectively.
As of June 30, 2014 and December 31, 2013, the Company had federal net operating loss carry-forwards ("NOLs") of $111.2 million and $102.2 million, respectively, and state net operating loss carry-forwards of $68.7 million and $58.9 million, respectively, which losses will begin to expire during the fiscal years ending in December 31, 2028 and 2018, respectively. These NOLs may be used to offset future taxable income, to the extent the Company generates any taxable income, and thereby reduce or eliminate

Table of Content
Global Eagle Entertainment Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

future federal income taxes otherwise payable. Section 382 of the Internal Revenue Code imposes limitations on a corporation's ability to utilize NOLs if it experiences an ownership change as defined in Section 382. In general terms, an ownership change may result from transactions increasing the ownership of certain stockholders in the stock of a corporation by more than 50% over a three year period. In the event that an ownership change has occurred, or were to occur, utilization of the Company's NOLs would be subject to an annual limitation under Section 382 as determined by multiplying the value of the Company's stock at the time of the ownership change by the applicable long-term tax-exempt rate as defined in the Internal Revenue Code. Any unused annual limitation may be carried over to later years. The Company could experience an ownership change under Section 382 as a result of events in the past in combination with events in the future. If so, the use of the Company's NOLs, or a portion thereof, against future taxable income may be subject to an annual limitation under Section 382, which may result in expiration of a portion of the NOLs before utilization. Therefore, the Company could be liable for income taxes sooner than otherwise would be true if the Company were not subject to Section 382 limitations. The Company plans to perform a study to determine the extent of the limitation, if any. Any carry-forwards that expire prior to utilization as a result of such limitations will be removed, if applicable, from deferred tax assets with a corresponding reduction of the valuation allowance. Currently, the Company expects the utilization of our net operating loss and tax credit carry-forwards in the near term to be affected by certain limitations placed on these carry-forwards as a result of our previous ownership changes with PAR Capital.

As of June 30, 2014, the Company intends to reinvest the foreign earnings of its subsidiaries on an indefinite basis. As a result, deferred taxes have not been established for unremitted earnings of foreign subsidiaries.

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

The Company does not expect its uncertain tax position to materially change through the end of 2014 except for a reversal of $1.8 million related to a change in accounting method which was approved by the IRS in July 2014.  As of June 30, 2014, the Company has recorded a $3.7 million cumulative liability for uncertain income tax positions including accumulated interest and penalties of $0.7 million.

Note 12. Notes Payable and Bank Debts

Bank loan

AIA had an unsecured four-year loan of $15.9 million from UniCredit Bank AG, Munich, Germany. The loan was subject to initial repayment of $0.7 million and thereafter regular half-yearly repayments of $2.2 million, no prepayment penalties and variable interest based on the six-month Euribor plus 2.35%. In order to avoid any exposure to the risk from rising interest rates associated with variable interest obligations, a portion of the variable interest payments was converted into fixed interest obligations by means of interest rate swaps over the term of the loan.

Under the terms of the loan agreement, mandatory special loan payments were required under certain conditions. The provision regarding mandatory special loan payments resulted in a mandatory special loan payment of $1.4 million on June 30, 2013. As a result, the repayment period and thus the loan would end six months earlier than originally envisioned. These special loan payments result in a reclassification of the amount of the special loan payments to the current portion of the loan as of December 31, 2013.

As of December 31, 2013, the principal and accrued interest outstanding on the bank loan was $3.4 million. As of June 30, 2014, there were no outstanding principal or accrued interest balance on the note.

Subordinated bank loan

AIA held a note payable of $2.6 million for mezzanine financing obtained through a financing program of Capital Efficiency Group AG, Zug, Switzerland. This financing program matured in March 2014. The interest rate was 8.8% per year. A payment of 1% had to be made each year and interest of 7.8% on the principal had to be paid every quarter. As of June 30, 2014, there were no outstanding principal or accrued interest balance on the note.

Table of Content
Global Eagle Entertainment Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Bank Debt

With the acquisition of PMG in July 2013, the Company assumed approximately $3.3 million of debt in the form a $1.5 million term loan (the “Term Loan”) and a $1.8 million line of credit (the “LOC”) with a bank. The Term Loan and LOC mature in October 2017 and 2014, respectively, and bear interest at a rate equal to the bank’s reference rate, which was approximately 3.25% during the quarter ended June 30, 2014, or the bank’s current prime rate. The LOC matures in October 2014, and bears interest. Interest is paid on a monthly basis. Accrued interest on the Term Loan and LOC was $0.0 million at June 30, 2014. As of June 30, 2014, the principal balance outstanding on the Term Loan and the LOC were $1.2 million and $1.3 million respectively.

With the acquisition of IFES on October 18, 2013, the Company assumed approximately $1.3 million of debt in the form of two facility letters for a commercial mortgage loan with a bank for $0.2 million and $1.1 million. The mortgage letters mature in October 2014 and 2032, respectively, and bear interest at a rate equal to the bank’s base rate, which was approximately 3.25% during the year ended December 31, 2013. Interest is paid on a monthly basis. Accrued interest on the credit facilities was $0.0 million at June 30, 2014.

The following is a schedule, by year, of future minimum principal payments required under notes payable and bank debts as of June 30, 2014 (in thousands):

Years Ending December 31,	Amount
2014 (remaining six months)	$2,569
2015	124
2016	112
2017	101
2018	101
2019	589
Total	$3,596

Note 13. Concentrations

Concentrations of Credit and Business Risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash and cash equivalents and accounts receivable.

At June 30, 2014 and December 31, 2013, the Company's cash and cash equivalents were maintained primarily with major U.S. financial institutions and foreign banks. Deposits with these institutions at times exceed the federally insured limits, which potentially subjects the Company to concentration of credit risk. The Company has not experienced any losses related to these balances and believes that there is minimal risk.

A substantial portion of the Company's revenue is generated through arrangements with one airline customer. The Company may not be successful in renewing these agreements, or if they are renewed, they may not be on terms as favorable as current agreements. The percentage of revenue generated through the customer representing more than 10% of consolidated revenue is as follows:

	Six Months Ended June 30,
	2014	2013
Southwest Airlines	22%	24%

No other customer accounted for revenues greater than 10% for the two periods presented.

Note 14. Subsequent Events

In August 2014, the Company entered into a definitive agreement to acquire the assets of Purple In-Flite Entertainment Private Ltd. for an aggregate purchase price of approximately $0.7 million.

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

The following discussion and analysis of our business and results of operations for the three and six months ended June 30, 2014, and our financial conditions at that date, should be read in conjunction with the financial statements and the notes thereto included in Item 1 of this Quarterly Report on Form 10-Q and our 2013 Form 10-K.

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

For the six months ended June 30, 2014 and 2013, we reported revenue of $184.1 million and $105.3 million, respectively. For the six months ended June 30, 2014 and 2013, our Content operating segment accounted for 73% and 68% of our total revenue, respectively, and our Connectivity operating segment accounted for 27% and 32%, respectively. For the six months ended June 30, 2014 and 2013, one airline customer, Southwest Airlines, accounted for 22% and 24% of our consolidated revenues, respectively.

Basis of Presentation

This analysis is presented on a consolidated basis. In addition, a brief description is provided of significant transactions and events that have an impact on the comparability of the results being analyzed. Since Row 44 was deemed the accounting acquirer in the Business Combination consummated on January 31, 2013, the presented financial information for the three and six months ended June 30, 2014 is only partially comparable to the financial information for the three and six months ended June 30, 2013. The presented financial information for the six months ended June 30, 2013 includes the financial information and activities of Row 44 for the period January 1, 2013 to June 30, 2013 (181 days) as well as the financial information and activities of GEE and AIA for the period January 31, 2013 to June 30, 2013 (151 days). We acquired PMG and IFES subsequent to June 30, 2013, and their financial information are therefore not included in the June 30, 2013 financial information herein. This lack of comparability needs to be taken into account when reading the discussion and analysis of our results of operations and cash flows. Furthermore, the presented financial information for the three and six months ended June 30, 2013 also contains one-time costs that are directly associated with our Business Combination on January 31, 2013 such as professional fees to support the Company's new and complex legal, tax, statutory and reporting requirements following the Business Combination.

Opportunities, Challenges and Risks

For the six months ended June 30, 2014, we derived the majority of our revenue through the licensing and related services from our Content operating segment, and secondarily from Wi-Fi Internet service and the sale of equipment to airlines from our Connectivity operating segment. For the six months periods ended June 30, 2014 and 2013, the vast majority of our equipment and Wi-Fi Internet service revenues were generated by two airlines, Southwest Airlines and Norwegian Air Shuttle.

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

As technology continues to evolve, we believe that there are opportunities to expand our services by adding more content in a greater variety of formats. Currently, our Content and Connectivity operating segments are separate platforms; however, we believe there is an opportunity to diversify our revenue long-term by cross leveraging these services, including offering a greater variety of premium paid content across our Connectivity platform. For example, we acquired AIA, PMG and IFES in 2013 to accelerate our paid premium content opportunity. More recently, we developed a system, WISE, that enables airlines to provide in-cabin Wi-Fi delivery of content to airline passengers hand-held personal devices. Our first implementation of WISE launched on a commercial airline during the second quarter of 2014. In addition, we expect to realize significant cost savings as we integrate the operations of Row 44, AIA, PMG, and IFES during the second half of 2014. Conversely, the evolution of technology presents an inherent risk to our Content and Connectivity operating segments.  Today, our Connectivity platform utilizes leading satellite

Ku-band systems and equipment; however, with the introduction and evolution of more competitive technologies such as GSM and Ka-band satellite solutions, our current technology may become obsolete, too expensive and or outdated.  As a result, we may lose customers to our competitors who offer more technologically evolved and or less costly connectivity systems in the future.  In addition, the future growth in our Content operating segment relies heavily on our airline customers continuing to utilize onboard in-flight entertainment (“IFE”) systems for their passengers to watch media content.  With the emergence and increased use of hand-held personal devices by airline passengers, our airline customers may decide to decrease the media content onboard IFE systems, and/or discontinue the use of IFE systems indefinitely.  This would adversely impact the future growth of our Content operating segment.

In April 2014, the Company completed the purchase of the remaining 6.0% of the outstanding shares of AIA not already owned by us for an aggregate consideration of approximately $22.0 million, including approximately $0.6 million of transaction costs. Following the acquisition of these remaining outstanding shares, we expect to incur significant professional fees and personnel costs to integrate the operations of AIA during the second half of 2014.  Beginning in the second half of 2014, we also expect to realize significant cost savings as a result of integrating the operations of AIA over the same period.

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

Our consolidated cost of sales, the largest component of our operating expenses, can vary from period to period, particularly as a percentage of revenue, based upon the mix of the underlying equipment and service revenues we generate. During the three months ended June 30, 2014, we implemented new Content-related services for two new significant airline customers, which negatively impacted our Content contribution margin during the three months ended June 30, 2014 when compared to the three months ended March 31, 2014. Contribution margins for new Content customers are generally small in the early phases of Content services, but typically grow as we implement new and value-added services over time. As a result, we expect that our Content costs of sales as a percentage of our Content revenue will improve throughout the second half of 2014 when compared to three months ended June 30, 2014 largely due to the expected growth of our Content services revenue over the same period.

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

For the six months ended June 30, 2014, a substantial amount of our Connectivity revenue was derived from airlines located in the United States. While our Connectivity revenue is primarily generated through airlines based in the United States today, we believe that there is an opportunity in the longer term for us to significantly expand our Connectivity operating segment's service offerings to airlines based in countries outside of the United States. More recently, we began installing our Connectivity services on two airlines based in Russia, and we recently announced partnerships with China Telecom Communications Co., LTD and NoK Air to jointly work to expand our Connectivity services within the broader Asia market. We plan to further expand our Connectivity operations internationally to address this opportunity. As we expand our business internationally, we may incur additional expenses associated with this growth initiative.

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

Equipment. Equipment cost of sales are substantially comprised of the costs paid to procure our equipment for services. Equipment costs are principally comprised of the costs we pay to third parties to facilitate our equipment orders, and are originally classified as inventory on our balance sheet upon receipt of goods. Upon sale, equipment costs of sales are recorded when title and risk of loss pass to the customer, which is aligned with our equipment revenue recognition. As we near the completion of equipping the Southwest Airlines fleet for our services in 2014, we expect that equipment costs of sales will decline in the second half of 2014 as compared to first half of 2014 and 2013.

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

Sales and Marketing

Sales and marketing expenses consist primarily of sales and marketing personnel costs, sales support, public relations, advertising, marketing and general promotional expenditures. Fluctuations in our sales and marketing expenses are generally the result of our efforts to support the growth in our businesses, including expenses required to support the expansion of our direct sales force. We currently anticipate that our sales and marketing expenses will continue to increase in the near term when compared to 2013 as we continue to grow our sales and marketing organizations and invest in marketing activities to support the growth of our businesses; however, with the additions of PMG and IFES financial results in the full year of 2014, we expect our sales and marketing costs throughout 2014 will decrease as a percentage of revenue when compared to 2013.

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

General and Administrative

General and administrative expenses consist primarily of personnel costs from our executive, legal, finance, human resources and information technology organizations and facilities related expenditures, as well as third party professional fees, insurance and bad debt expenses. Professional fees are largely comprised of outside legal, accounting, audit and information technology consulting. For the six months ended June 30, 2014 and 2013, our allowance for doubtful accounts and bad debt expense were not significant and we expect that this trend will continue in the near term. During the first quarter of 2013, we incurred approximately $12.0 million in one-time professional fees associated with the Business Combination. For the second half of 2013 through June 30, 2014, we experienced increased personnel costs and professional fees related to merger and acquisition activities, including the acquisitions of PMG and IFES in July and October 2013, respectively, and in our efforts to support public company compliance and create synergies between our businesses. As we continue to expand our business and integrate AIA over the second half of 2014, we anticipate general and administrative expenses will continue to fluctuate in the near term when compared to historical periods.

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

Stock-based Compensation

Included in our operating expenses are expenses associated with stock-based compensation, which are allocated and included in costs of sales, sales and marketing, product development and general and administrative expenses as necessary. Stock-based compensation expense is largely comprised of costs associated with stock options granted to employees and certain non-employees. We record the fair value of these equity-based awards and expense at their cost ratably over related vesting periods. In addition, stock-based compensation expense includes the cost of options to purchase common stock issued to certain non-employees.

Other Income (Expense)

Other income (expense) principally consists of changes in the fair value of our derivative financial instruments, interest on outstanding debt associated with our foreign notes payable and interest earned on cash balances and short-term investments, income or loss from our equity-method investments and certain unrealized transaction gains and losses on foreign currency denominated assets and liabilities. We typically invest our available cash balances in money market funds and short-term United States Treasury obligations. We expect our transaction gains and losses will vary depending upon movements in underlying currency exchange rates, and could become more significant in 2014 with the 2013 acquisitions of AIA and IFES.

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

We currently believe that based on the available information, it is more likely than not that some of our deferred tax assets will not be realized, and accordingly we have recorded a valuation allowance against certain of our federal, state and foreign deferred tax assets. As of June 30, 2014 and December 31, 2013, we had approximately$111.2 million and $102.2 million of federal and $68.7 million and $58.9 million, respectively, of state operating loss carry-forwards available to offset future taxable income which expire in varying amounts beginning in 2026 for federal and 2014 for state purposes if unused. Federal and state laws impose substantial restrictions on the utilization of net operating loss and tax credit carry-forwards in the event of an “ownership change,” as defined in Section 382 of the Internal Revenue Code of 1986, as amended, or the Internal Revenue Code. Currently, we expect the utilization of our net operating loss and tax credit carry-forwards in the near term to be affected by certain limitations placed on these carry-forwards as a result of our previous ownership changes with PAR Capital

Critical Accounting Policies and Estimates

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

We have determined, among other criteria that we are the primary obligor in the fulfillment of our Connectivity and Content services. As a result, we report revenue on a gross basis in our consolidated statements of operations for both segments.

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

Because the accounting acquirer’s common stock was not publicly traded prior to February 1, 2013, we estimated the expected volatility of our awards from the historical volatility of selected public companies within the technology and media industries with comparable characteristics to us, including similarity in size, lines of business, market capitalization, revenue and financial leverage. From our inception through June 30, 2014, the weighted average expected life of options was calculated using the simplified method as prescribed under guidance by the SEC. This decision was based on the lack of relevant historical data due to our limited experience and the lack of an active market for our common stock. The risk free interest rate is based on the implied yield currently available on U.S. Treasury issues with terms approximately equal to the expected life of the option. The expected dividend rate is zero based on the fact that we currently have no history or expectation of paying cash dividends on our common stock. The forfeiture rate is established based on the historical average period of time that options were outstanding and adjusted for expected changes in future exercise patterns.

Results of Operations

The following tables set forth our results of operations for the periods presented. The period-to-period comparison of financial results is not necessarily indicative of future results (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenue	$98,145	$62,831	$184,113	$105,344
Operating expenses:
Cost of sales	74,608	49,820	139,724	85,569
Sales and marketing expenses	3,322	2,399	6,161	4,686
Product development	4,465	2,327	8,387	3,664
General and administrative	17,143	12,745	34,209	36,804
Amortization of intangible assets	6,146	3,016	12,564	4,249
Total operating expenses	105,684	70,307	201,045	134,972
Loss from operations	(7,539)	(7,476)	(16,932)	(29,628)
Other income (expense):
Interest income (expense), net	42	(282)	(119)	(459)
Change in fair value of derivatives	21,326	(4,725)	5,808	(9,340)
Other income (expense), net	(990)	13	(812)	(30)
Income (loss) before income taxes	12,839	(12,470)	(12,055)	(39,457)
Income tax provision (benefit)	843	559	2,098	593
Net income (loss)	11,996	(13,029)	(14,153)	(40,050)
Net income (loss) attributable to non-controlling interests	—	108	194	69
Net income (loss) attributable to Global Eagle Entertainment Inc. common stockholders	11,996	(13,137)	(14,347)	(40,119)

Net income (loss) per common share - basic	$0.17	$(0.24)	$(0.20)	$(0.82)
Net income (loss) per common share - diluted	$(0.13)	$(0.24)	$(0.27)	$(0.82)

Weighted average common shares - basic	71,988	54,843	71,983	49,094
Weighted average common shares - diluted	72,468	54,843	74,925	49,094

The following table provides the depreciation expense included in the above line items (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013
Cost of sales	911	382	1,631	710
Sales and marketing	114	—	237	—
Product development	153	—	323	—
General and administrative	520	320	1,142	588
Total depreciation expense	$1,698	$702	$3,333	$1,298

The following table provides the stock-based compensation expense included in the above line items (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Stock-based compensation expense:	2014	2013	2014	2013
Cost of sales	$—	$—	$—	$—
Sales and marketing expenses	—	—	—	—
Product development	—	—	—	—
General and administrative	1,973	496	4,589	1,376
Total stock-based compensation expense	$1,973	$496	$4,589	$1,376

The following table provides our results of operations, as a percentage of revenue, for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenue	100%	100%	100%	100%
Operating expenses:
Cost of sales	76%	79%	76%	81%
Sales and marketing expenses	3%	4%	3%	4%
Product development	5%	4%	5%	3%
General and administrative	17%	20%	19%	35%
Amortization of intangible assets	6%	5%	7%	4%
Total operating expenses	108%	112%	109%	128%
Loss from operations	(8)%	(12)%	(9)%	(28)%
Other income (expense), net	21%	(8)%	3%	(9)%
Income (loss) before income taxes	13%	(20)%	(7)%	(37)%
Income tax expense	1%	1%	1%	1%
Net income (loss)	12%	(21)%	(8)%	(38)%
Net income attributable to non-controlling interests	—%	—%	—%	—%
Net income (loss) attributable to common stockholders	12%	(21)%	(8)%	(38)%

Three Months Ended June 30, 2014 Compared To Three Months Ended June 30, 2013

Operating Segments

Segment revenue, expenses and contribution profit for the three months ended June 30, 2014 and 2013 derived from the Company's Content and Connectivity segments were as follows (in thousands):

	Three Months Ended June 30,
	2014			2013
	Content	Connectivity	Consolidated	Content	Connectivity	Consolidated
Revenue:
Licensing	$59,110	—	$59,110	$38,405	$—	$38,405
Service	12,253	17,308	29,561	5,678	12,379	18,057
Equipment	177	9,297	9,474	—	6,369	6,369
Total revenue	71,540	26,605	98,145	44,083	18,748	62,831
Operating expenses:
Cost of sales	52,737	21,871	74,608	32,845	16,975	49,820
Contribution profit	18,803	4,734	23,537	11,238	1,773	13,011
Other operating expenses			31,076			20,487
Loss from operations			$(7,539)			$(7,476)

Revenue

Connectivity operating segment revenue was as follows (in thousands):

	Three Months Ended June 30,		% Change
	2014	2013	2013 to 2014
Service revenue	$17,308	$12,379	39.8%
Equipment revenue	9,297	6,369	46.0%
Total revenue Connectivity segment	$26,605	$18,748	41.9%

Connectivity Service Revenue
Connectivity service revenue increased $4.9 million, or 40%, to $17.3 million for the three months ended June 30, 2014, as compared to $12.4 million for the three months ended June 30, 2013. The increase was principally due to the growth in users of our Wi-Fi Internet services on Southwest Airlines, which was driven by a higher number of Southwest planes offering our Connectivity services in 2014 as compared to 2013, coupled with the commencement of the TV Flies Free service on Southwest Airlines in July 2013.

Connectivity Equipment Revenue
Connectivity equipment revenue increased by $2.9 million, or 46%, to $9.3 million for the three months ended June 30, 2014, as compared to $6.4 million for the three months ended June 30, 2013. The increase was primarily due to the timing of equipment installations on newly commissioned planes for the Southwest Airlines fleet.

Content operating segment revenue was as follows (in thousands):

	Three Months Ended June 30,		% Change
	2014	2013	2013 to 2014
Licensing revenue	$59,110	$38,405	53.9%
Service revenue	12,253	5,678	115.8%
Equipment revenue	177	—	100.0%
Total revenue Content segment	$71,540	$44,083	62.3%

Content Licensing Revenue
Content licensing revenue increased $20.7 million, or 54%, to $59.1 million for the three months ended June 30, 2014 as compared to $38.4 million for the three months ended June 30, 2013. The increase was primarily due to the acquisitions of PMG and IFES, which we acquired on July 10, 2013 and October 18, 2013, respectively, and were not part of our operations as of June 30, 2013. When combined, PMG and IFES generated $19.5 million of licensing revenue in the three months ended June 30, 2014. The remaining increase of $1.2 million was largely due to the addition of new Content customers during the three months ended June 30, 2014.

Content Service Revenue
Content service revenue increased $6.6 million, or 116%, to $12.3 million for the three months ended June 30, 2014, as compared to $5.7 million for the three months ended June 30, 2013. The increase was primarily due to the acquisitions of PMG and IFES, which we acquired on July 10, 2013 and October 18, 2013, respectively, and were not part of our operations as of June 30, 2014. When combined, PMG and IFES generated $6.8 million of licensing revenue in the three months ended June 30, 2014.

Cost of Sales

Connectivity operating segment cost of sales was as follows (in thousands):

	Three Months Ended June 30,		% Change
	2014	2013	2013 to 2014
Service cost of sales	$13,294	$11,513	15.5%
Equipment cost of sales	8,577	5,462	57.0%
Total Connectivity cost of sales	$21,871	$16,975	28.8%

Connectivity cost of sales increased $4.9 million, or 29%, to $21.9 million for the three months ended June 30, 2014 compared to $17.0 million for the three months ended June 30, 2013 due to a $3.1 million increase in Connectivity equipment cost of sales and a $1.8 million increase in Connectivity service cost of sales. The increase in equipment cost of sales was principally due to an increase in equipment revenue over the same period as a result of the timing of equipment installations on newly commissioned planes on the Southwest Airlines fleet, which was did not exist in 2013. The increase in service cost of sales was principally due to higher satellite bandwidth costs to support the growth in our Connectivity service revenue during the same period, and increased service provider expenses associated with our “TV Flies Free” service on Southwest Airlines.

As a percentage of Connectivity equipment revenue, Connectivity equipment cost of sales was 92.3% during the three months ended June 30, 2014 compared to 85.8% during the three months ended June 30, 2013, an increase of 650 basis points. The period to period decrease in equipment contribution margin was largely due to higher equipment revenue from Southwest Airlines, which have lower margins than other airlines, during the three months ended June 30, 2014 versus the three months ended June 30, 2013.

As a percentage of Connectivity service revenue, Connectivity service cost of sales was 76.8% during the three months ended June 30, 2014 as compared to 93.0% for the three months ended June 30, 2013, an improvement of 1,620 basis points. The period to period improvement in contribution margin was largely due to higher service revenue from Southwest

Airlines during the three months ended June 30, 2014 versus the three months ended June 30, 2013. When compared to 2013, the growth in Connectivity service revenue during 2014 exceeded the increase in the related fixed satellite bandwidth costs over the same period, coupled with the commencement of the TV Flies Free service on Southwest Airlines in 2014. The TV Flies Free service largely utilizes our existing bandwidth and satellite costs, and as a result is highly accretive to our operating results.

Content operating segment cost of sales was as follows (in thousands):

	Three Months Ended June 30,		% Change
	2014	2013	2013 to 2014
Content cost of sales	$52,739	32,845	60.6%

Content cost of sales increased $19.9 million, or 61%, to $52.7 million for the three months ended June 30, 2014, as compared to $32.8 million for the three months ended June 30, 2013. Consistent with the change in Content revenue over the same period, the increase was primarily due to the acquisitions of PMG and IFES, which we acquired on July 10, 2013 and October 18, 2013, respectively, and were not part of our operations as of June 30, 2013. When combined, PMG and IFES incurred $21.0 million of content licensing cost of sales in the three months ended June 30, 2014. Offsetting this was a decrease of approximately $2.3 million in amortization expense associated with acquired content rights from the acquisition of AIA during the three months ended June 30, 2014 when compared to three months ended June 30, 2013. The remaining increase of $1.2 million was largely due to higher cost of sales from new Content customers during the three months ended June 30, 2014 as compared to three months ended June 30, 2013.

As a percentage of Content revenue, Content licensing cost of sales of 73.7% during the three months ended June 30, 2014 remained relatively flat as compared to 74.5% during the three months ended June 30, 2013.

Other Operating Expenses

Other operating expenses were as follows (in thousands):

	Three Months Ended June 30,		% Change
	2014	2013	2012 to 2013
Sales and marketing expenses	$3,322	$2,399	38.5%
Product development	4,465	2,327	91.9%
General and administrative	17,143	12,745	34.5%
Amortization of intangible assets	6,146	3,016	103.8%

Sales and Marketing Expenses

Sales and marketing expenses increased $0.9 million, or 39%, to $3.3 million for the three months ended June 30, 2014 as compared to $2.4 million for the three months ended June 30, 2013. The increase was largely due to the acquisitions of PMG and IFES, which we acquired on July 10, 2013 and October 18, 2013, respectively, and were not part of our operations as of June 30, 2013. When combined, PMG and IFES incurred $1.4 million of sales and marketing expenses during the three months ended June 30, 2014. Offsetting this was a decrease of approximately $0.5 million in consulting expenses in the quarter ended June 30, 2014 as compared to the corresponding period in 2013.

Product Development

Product development expenses increased $2.1 million, or 92%, to $4.5 million for the three months ended June 30, 2014 compared to $2.3 million for the three months ended June 30, 2013. The period to period change was largely due to an increase of $1.9 million related to product development consulting fees and personnel costs to support the continued development of our W-Fi Internet portal and network operations in the three months ended June 30, 2014, coupled with increased research and development on new technologies and services in the Connectivity business in the three months ended June 30, 2014. The remaining increase of $0.2 million was largely due to the acquisition of PMG in July 2013, which was not included in the operating results during the three months ended June 30, 2013. Offsetting product development expenses was approximately $0.7 million and $0.4 million of internally developed software projects capitalized during the three months ended June 30, 2014 and 2013, respectively.

General and Administrative

General and administrative costs increased $4.4 million, or 35%, to $17.1 million during the three months ended June 30, 2014 compared to $12.7 million for the three months ended June 30, 2013. The increase was largely due to $1.3 million associated with one-time earn-out expenses from the PMG acquisition, $1.0 million in severance expense associated with the departure of a former AIA executive, $2.2 million from PMG and IFES, which were acquired in 2013, and approximately $1.3 million in stock-based compensation and depreciation expense. Offsetting these were decreases of approximately $1.4 million largely associated with lower professional fees and personnel costs to integrate AIA in the periods.

Amortization of Intangible Assets
Amortization expense increased to $6.1 million during the three months ended June 30, 2014 as compared to $3.0 million for the three months ended June 30, 2013. The increase is due to the amortization of acquired intangible assets acquired via the 2013 acquisitions of AIA, PMG and IFES. There was only the AIA acquisition made as of June 30, 2013, and as a result the amounts as of June 30, 2013 are not comparable to June 30, 2014.

Total Other Income (Expense)

Total other income (expense) increased $25.4 million to $20.4 million during the three months ended June 30, 2014 compared to $(5.0) million for the three months ended June 30, 2013. The increase in net other income was principally due to a decrease in the fair value of the Company's public warrants of $26.1 million, offset by $1.0 million of expense associated with a one-time write-down of the Company's equity method investment during the three months ended June 30, 2014.

Income Tax Expense
Income tax expense was $0.9 million for the three months ended June 30, 2014 compared to $0.6 million for the three months ended June 30, 2013. The income tax expense increase was largely due to foreign withholding taxes and income earned in the U.S., Germany, Canada and other foreign jurisdictions. Due to uncertainties in realizing future taxable income in certain U.S. and foreign jurisdictions, the Company had a valuation allowance of $53.9 million and $50.8 million at June 30, 2014 and 2013, respectively.

Six Months Ended June 30, 2014 Compared To Six Months Ended June 30, 2013

Segment revenue, expenses and contribution profit for the six months ended June 30, 2014 and 2013 derived from the Company's Content and Connectivity segments were as follows (in thousands):

	Six Months Ended June 30,
	2014			2013
	Connectivity	Content	Consolidated	Connectivity	Content	Consolidated
Revenue:
Licensing	$111,441	$—	$111,441	$61,709	$—	$61,709
Service	23,314	33,802	57,116	9,550	18,673	28,223
Equipment	376	15,180	15,556	—	15,412	15,412
Total revenue	135,131	48,982	184,113	71,259	34,085	105,344
Operating expenses:
Cost of sales	98,880	40,844	139,724	53,348	32,221	85,569
Contribution profit	36,251	8,138	44,389	17,911	1,864	19,775
Other operating expenses			61,321			49,403
Loss from operations			$(16,932)			$(29,628)

Revenue

Connectivity revenue was as follows (in thousands):

	Six Months Ended June 30,
	2014	2013	% Change
Service revenue	$33,802	$18,673	81.0%
Equipment revenue	15,180	15,412	(1.5)%
Total Connectivity revenue	$48,982	$34,085	43.7%

Connectivity Service Revenue
Connectivity service revenue increased $15.1 million or 81% to $33.8 million for the six months ended June 30, 2014, as compared to $18.7 million for the six months ended June 30, 2013. The increase was principally due to the growth in users of our Wi-Fi Internet services on Southwest Airlines, which was driven by a higher number of Southwest planes offering our Connectivity services in 2014 as compared to 2013, coupled with the commencement of the TV Flies Free service on Southwest Airlines in July 2013.

Connectivity Equipment Revenue
Connectivity equipment revenue decreased by $0.2 million or 2% to $15.2 million for the six months ended June 30, 2014, as compared to $15.4 million for the six months ended June 30, 2013. The decrease was primarily due to the timing of equipment installations on the Southwest Airlines fleet.

Content revenue was as follows (in thousands):

	Six Months Ended June 30,
	2014	2013	% Change
Licensing revenue	$111,441	$61,709	80.6%
Service revenue	23,314	9,550	144.1%
Equipment revenue	$376	$—	100.0%
Total Content revenue	$135,131	$71,259	89.6%

Content Licensing Revenue
Content licensing revenue increased $49.7 million or 81%, to$111.4 million for the six months ended June 30, 2014, as compared to$61.7 million for the six months ended June 30, 2013. The increase was primarily due to the acquisitions of PMG and IFES, which we acquired on July 10, 2013 and October 18, 2013, respectively, and were not part of our operations as of June 30, 2013. When combined, PMG and IFES generated $36.7 million of licensing revenue in the six months ended June 30, 2014. The remaining increase of $13.0 million was largely due to AIA, which we acquired on January 31, 2013 and was only a part of our operations for a partial period during the six months ended June 30, 2013, coupled with the addition of new Content customers in the three months of June 2014.

Content Service Revenue
Content service revenue increased $13.8 million or 144%, to $23.3 million for the six months ended June 30, 2014, compared to $9.6 million for the six months ended June 30, 2013. The increase was primarily due to the acquisitions of PMG and IFES, which we acquired on July 10, 2013 and October 18, 2013, respectively, and were not part of our operations as of June 30, 2013.

Cost of Sales

Connectivity cost of sales was as follows (in thousands):

	Six Months Ended June 30,
	2014	2013	% Change
Service cost of sales	$27,015	$19,772	36.6%
Equipment cost of sales	13,829	12,449	11.1%
Total Connectivity cost of sales	$40,844	$32,221	26.8%

Connectivity cost of sales increased $8.6 million or 27% to $40.8 million for the six months ended June 30, 2014 compared to $32.2 million for the six months ended June 30, 2013. The $8.6 million increase was due to a $7.2 million increase in Connectivity service cost of sales, and a $1.4 million increase in Connectivity equipment cost of sales. Connectivity equipment cost of sales increased $1.4 million or 11% principally due to a higher mix of equipment installations on the Southwest Airlines fleet during the six months ended June 30, 2014, which has lower margins compared to other airline customers. Connectivity service cost of sales increased $7.2 million or 37% principally due to higher satellite bandwidth costs to support the growth in our Connectivity service revenue over the same period.

As a percentage of Connectivity equipment revenue, Connectivity equipment cost of sales was 91.1% during the six months ended June 30, 2014 as compared to 80.8% during the six months ended June 30, 2013, an increase of 1,030 basis points. The period over period decrease in contribution margin was primarily due to a higher mix of equipment installations on the Southwest Airline fleet in the six months ended 2014, which were sold at less favorable margins as compared to other airlines.

As a percentage of Connectivity service revenue, Connectivity service cost of sales was 79.9% during the six months ended June 30, 2014 as compared to 105.9% during the six months ended June 30, 2013, a decrease of 2,600 basis points. The period to period improvement in contribution margin was largely due to higher service revenue from Southwest Airlines during the six months ended June 30, 2014 versus the six months ended June 30, 2013. When compared to 2013, the growth in Connectivity service revenue during 2014 exceeded the increase in the related fixed satellite bandwidth costs over the same period, coupled with the commencement of the TV Flies Free service on Southwest Airlines in 2014. The TV Flies Free service largely utilizes our existing bandwidth and satellite costs, and as a result is highly accretive to our operating results.

Content cost of sales was as follows (in thousands):

	Six Months Ended June 30,
	2014	2013	% Change
Content cost of sales	$98,880	$53,348	85.3%

Content cost of sales increased $45.5 million or 85% to $98.9 million for the six months ended June 30, 2014, as compared to $53.3 million for the six months ended June 30, 2013. Consistent with the change in Content revenue over the same period, the increase was primarily due to the acquisitions of PMG and IFES, which we acquired on July 10, 2013 and October 18, 2013, respectively, and were not part of our operations as of June 30, 2013. When combined, PMG and IFES incurred $35.6 million of content licensing cost of sales in the six months ended June 30, 2014. The remaining increase of $9.9 million was largely due to AIA, which we acquired on January 31, 2013 and was only a part of our operations for a partial period during the six months ended June 30, 2013. Offsetting this was a decrease of approximately $3.4 million in amortization expense associated with acquired content rights from the acquisition of AIA during the six months ended June 30, 2014 when compared to six months ended June 30, 2013. The remaining increase of $1.4 million was largely due to higher cost of sales from new Content customers during the three months ended June 30, 2014.

As a percentage of Content revenue, Content licensing cost of sales of 73.2% during the six months ended June 30, 2014 remained relatively flat as compared to 74.9% during the six months ended June 30, 2013.

Other Operating Expenses

Other operating expenses were as follows (in thousands):

	Six Months Ended June 30,
	2014	2013	% Change
Sales and marketing expenses	$6,161	$4,686	31.5%
Product development	8,387	3,664	128.9%
General and administrative	34,209	36,804	(7.1)%
Amortization of intangible assets	12,564	4,249	195.7%

Sales and Marketing Expenses

Sales and marketing expenses increased $1.5 million or 31% to $6.2 million for the six months ended June 30, 2014 compared to $4.7 million in the corresponding period in 2013. The increase was largely due to the acquisitions of PMG and IFES, which we acquired on July 10, 2013 and October 18, 2013, respectively, and were not part of our operations as of June 30, 2013. When combined, PMG and IFES incurred $2.5 million of sales expenses during the six months ended June 30, 2014. Offsetting this was a decrease of approximately $1.0 million in consulting and trade show expenses in the six months ended June 30, 2014 as compared to the corresponding period in 2013.

Product Development

Product development expenses increased $4.7 million or 129% to $8.4 million for the six months ended June 30, 2014 compared to $3.7 million in the corresponding period in 2013. The period to period change was largely due to an increase of $3.9 million related to product development consulting fees associated with new development efforts in China and increased consulting fees associated with the development of our W-Fi Internet portal in the six months ended June 30, 2014, coupled with increased research and development on new technologies and services in the Connectivity segment in the six months ended June 30, 2014. The remaining increase of $0.8 million was largely due to the acquisition of PMG in July 2013, which was not included in the operating results during the six months ended June 30, 2013. Offsetting product development expenses was approximately $1.3 million and $0.7 million of internally developed software projects capitalized during the six months ended June 31, 2014 and 2013, respectively.

General and Administrative

General and administrative costs decreased by $2.6 million or 7.1% to $34.2 million during the six months ended June 30, 2014 compared to $36.8 million in the corresponding period in 2013. The decrease was largely due to a one-time backstop fee of $11.9 million paid to PAR Capital in the first quarter of 2013, coupled with a $1.3 million decrease in certain tax liabilities associated with the Business Combination in January 2013. Offsetting these were increases of $1.3 million associated with one-time earn-out expenses from the PMG acquisition, $1.0 million in severance expense associated with the departure of a former AIA executive in June 2014, approximately $2.7 million in professional fees principally to support various initiatives in the period, $4.3 million from PMG and IFES, which were acquired in 2013, and approximately $3.9 million in stock-based compensation and depreciation expense. The remaining change was largely due to increased personnel costs to support the Company’s growth and various public company initiatives during the six months ended June 31, 2014.

Amortization of Intangible Assets

Amortization expense increased to $12.6 million during the six months ended June 30, 2014 as compared to $4.2 million for the six months ended June 30, 2013. The increase is due to the amortization of acquired intangible assets acquired via the 2013 acquisitions of AIA, PMG and IFES. There was only the AIA acquisition made as of June 30, 2013, and as a result the amounts as of June 30, 2013 are not comparable to June 30, 2014.

Other income (expense)

Other income (expense), net increased $14.7 million to $4.9 million during the six months ended June 30, 2014 as compared to ($9.8) million in the same period in 2013. The increase in the net other income was principally due to a decrease in the fair value of the Company's public warrants of $15.1 million, offset by $1.0 million of expense associated with a one-time write-down of the Company’s equity method investment during the six months ended June 30, 2014 and $0.4 million of expense associated with certain Row 44 warrants during the six months ended June 30, 2013, which were subsequently converted into equity during the first half of 2013.

Income Tax Expense

Income tax expense was $2.1 million for the six months ended June 30, 2014 compared to $0.6 million for the six months ended June 30, 2013. The income tax expense increase was largely due to foreign withholding taxes and income earned in the U.S., Germany, Canada and other foreign jurisdictions. Due to uncertainties in realizing future taxable income in certain U.S. and foreign jurisdictions, the Company had a valuation allowance of $53.9 million and $45.9 million at June 30, 2014 and 2013, respectively.

Liquidity and Capital Resources
Current Financial Condition
As of June 30, 2014, our principal sources of liquidity were our cash and cash equivalents in the amount of $215.3 million, which primarily are invested in cash and money market funds in banking institutions in the U.S. and in Europe. Excluded from our cash balance at June 30, 2014 is approximately $3.3 million of restricted cash that secures letters of credit between our subsidiaries and certain airlines. The vast majority of our cash was from the Business Combination in January 2013 and follow-on offering in December 2013. As of June 30, 2014, we had total debt outstanding of $3.6 million. Prior to the consummation of the Business Combination on January 31, 2013, Row 44, the accounting acquirer in the Business Combination, principally financed its operations from the issuance of stock, net cash provided by its operating activities and borrowings from shareholders in the form of convertible notes.

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

In connection with the Business Combination, we incurred approximately $3.0 million of additional operating expenses related to the addition of personnel, professional fees and systems to build our infrastructure to support our public company compliance and certain corporate alignment initiatives through the end of 2013. In addition, our use of cash flows from operating activities exceeded our proceeds from operating activities throughout the remainder of 2013 and through the second quarter of 2014, primarily due to the ongoing efforts to build our infrastructure and support our public company compliance initiatives, and our ongoing efforts to grow our Connectivity business. In the future, our net use of our working capital could be substantially higher or lower depending on the number and timing of new customers that we add to our Connectivity and Content businesses.

Subsequent to the Business Combination, we acquired a total of 22.6 million additional shares in AIA, which raised our ownership in AIA from approximately 86% as of March 31, 2013 to 94% as of June 30, 2013. Total costs used to complete these share acquisitions was approximately $15.4 million. In addition and in April, we acquired the remaining 6% non-controlling interests in AIA for an aggregate purchase price of $22.0 million, inclusive of $0.6 million of transaction fees. During the three months ended June 30, 2014, we paid approximately $18.2 million in cash to former AIA shareholders, and expect to pay the additional $3.8 million consideration during the three months ending September 30, 2014.

During the six months ended June 30, 2014, the Board of Directors (the “Board”) authorized the Company to repurchase up to $25.0 million of GEE's public warrants. As of June 30, 2014, $23.6 million was available for warrants repurchases under this authorization. The amount we spend and the number of warrants repurchased varies based on a variety of factors including the stock price and blackout periods in which we are restricted from repurchasing warrants.

In the future, we may utilize commercial financings, bonds, debentures, lines of credit and term loans with a syndicate of commercial banks or other bank syndicates and/or issue equity securities (publicly or privately) for general corporate purposes, including acquisitions and investing in our intangible assets, platform and technologies. We may also use our existing cash and cash equivalents to repurchase some or all of our outstanding public company warrants. We expect that our existing cash and cash equivalents and our cash flows from operating activities will be sufficient to fund our operations for at least the next 24 months. However, we may need to raise additional funds through the issuance of equity, equity-related or debt securities or through additional credit facilities to fund our growing operations, invest in new business opportunities and make potential acquisitions.

Sources and Uses of Cash - Six Months Ended June 30, 2014 vs. Six Months Ended June 30, 2013

The following table presents a summary of our cash flow activity for the periods set forth below (in thousands):

	Six months ended June 30,
	2014	2013
Net cash used in operating activities	$(12,913)	$(50,612)
Net cash (used in) provided by investing activities	$(3,455)	$178,553
Net cash used in financing activities	$(27,049)	$(19,889)

Cash Flows Provided by/Used in Operating Activities

Six months ended June 30, 2014

Net cash used in our operating activities of $12.9 million primarily resulted from our net loss during the period of $14.2 million, which included non-cash charges of $15.2 million largely comprised of changes in the fair value of our derivative financial instruments, depreciation and amortization, changes in our deferred income taxes, loss on equity method investment and stock based compensation. The remainder of our uses of cash in operating activities of $13.9 million was from changes in our working capital, including accounts receivable, prepaid expenses, and content and inventory investments. Offsetting these uses of cash in operating activities was a net cash inflow of $9.0 million from increases in accounts payable and accrued expenses reflective of timing of cash receipts from customers and payments to vendors. The increase in accounts receivable was reflective of the growth in our corresponding revenue in the period, coupled with the timing of payments from key customers in the period. The increases in prepaid expenses and inventory and content purchases were from continued investments to support the growth in our Connectivity equipment installations and Content licensing acquisitions.

Six months ended June 30, 2013

Net cash used in our operating activities of $50.6 million primarily resulted from our net loss during the period of $40.1 million, which included non-cash charges of $22.2 million largely comprised of depreciation and amortization, changes in the fair value of our derivative financial instruments, and changes in our deferred income taxes. The remainder of our uses of cash in operating activities of $31.7 million was from changes in our working capital, including accounts payable and accrued expenses, content and inventory investments, and accounts receivable of approximately $30.0 million. The decrease in accounts payable and accrued expenses is reflective of significant amounts of accrued obligations paid as a result of our Business Combination in January 2013, including $11.9 million paid to PAR Capital as a one-time back stop fee. The increase in inventory and content purchases were continued investments to support the growth in our Connectivity equipment installations and Content licensing acquisitions. The increase in accounts receivable is reflective of the growth in service revenue over the period.

Cash Flows Provided by/Used in Investing Activities

Six months ended June 30, 2014

Net cash used in investing activities of $3.5 million was due to $4.0 million investments in property and equipment to build-out our internal infrastructure during the six months ended June 30, 2014, offset by proceeds of approximately $0.6 million received from the sale of certain marketable securities during the six months ended June 30, 2014.

Six months ended June 30, 2013

Net cash provided by investing activities of $178.6 million was largely from the Business Combination in January 2013, which resulted in net cash provided from the Row 44 merger of $159.2 million and AIA stock purchase of $22.1 million. In addition we sold our 8.5% interest in Guestlogix for total proceeds of approximately $5.9 million. The remaining change in net cash provided by investing activities of $8.7 million was largely due to investments in property and equipment of $7.2 million to expand our network operations in Russia and Europe and to support our new Live TV product on Southwest Airlines, and a $1.5 million investment in Allegiant Systems.

Cash Flows Provided by/Used in Financing Activities

Six months ended June 30, 2014

Net cash used in financing activities of $27.0 million was primarily due to cash consideration of $18.2 million to acquire the remaining 6% interest in AIA, $7.2 million in payments of certain debt obligations and $1.4 million in payments to purchase outstanding GEE public warrants during the six months ended June 30, 2014.

Six months ended June 30, 2013

Net cash used in financing activities of $19.9 million was primarily driven by the completion of our purchase of the remaining shares of AIA not already owned by us in April 2013, where we purchased $15.4 million of non-controlling interests in AIA to increase our ownership to 94.07%. The remaining change in cash used in financing activities of $4.5 million was largely due to $3.6 million in payments of certain debt obligations and $0.8 million purchase of common stock warrants in the period.

Debt Instruments

Long-term debt consists of the following at June 30, 2014 and December 31, 2013 (in thousands):

	June 30, 2014	December 31, 2013
Bank loans	$3,596	$10,801

The following is a schedule, by year, of future minimum principal payments required under notes payable and bank debt as of June 30, 2014 (in thousands):

Years Ending December 31,	Amount
2014 (remaining six months)	$2,569
2015	124
2016	112
2017	101
2018	101
Thereafter	589
Total	$3,596

Bank loan

AIA had an unsecured four-year loan of $15.9 million from UniCredit Bank AG, Munich, Germany. The loan was subject to half-yearly repayments of $2.2 million, no prepayment penalties and variable interest based on the six-month Euribor plus 2.35%. In order to avoid any exposure to the risk from rising interest rates associated with variable interest obligations, a portion of the variable interest payments was converted into fixed interest obligations by means of interest rate swaps over the term of the loan.

Under the terms of the loan agreement, mandatory special loan repayments were required under certain circumstances. The provision regarding mandatory special loan repayments resulted in a mandatory special loan repayment of $1.4 million on

June 30, 2013. As a result, the repayment period and thus the loan would end six months earlier than originally envisioned. These special loan repayments result in a reclassification of the amount of the special loan payments to the current portion of the loan as of December 31, 2013.

As of June 30, 2014, there were no outstanding principal or accrued interest balance on the note.

Subordinated bank loan

AIA held a note payable of $2.6 million for mezzanine financing obtained through a financing program of Capital Efficiency Group AG, Zug, Switzerland. This financing program matured and was repaid in March 2014. The interest rate was 8.8% per year. A payment of 1% had to be made each year and interest of 7.8% on the principal had to be paid every quarter. As of June 30, 2014, there was no outstanding principal or accrued interest balance on the note.

Bank Debt

With the acquisition of PMG in July 2013, the Company assumed approximately $3.3 million of debt in the form a $1.5 million term loan (the “Term Loan”) and a $1.8 million line of credit (the “LOC”) with a bank. The Term Loan and LOC mature in October 2017 and 2014, respectively, and bear interest at a rate equal to the bank’s reference rate, which was approximately 3.25% during the quarter ended June 30, 2014, or the bank’s current prime rate. The LOC matures in October 2014, and bears interest. Interest is paid on a monthly basis. There was no accrued interest on the Term Loan and LOC. As of June 30, 2014, the principal balance outstanding on the Term Loan and the LOC were $1.2 million and $1.3 million, respectively.

With the acquisition of IFES on October 18, 2013, the Company assumed approximately $1.3 million of debt in the form of two facility letters for a commercial mortgage loan with a bank for $0.2 million and $1.1 million. The mortgage letters mature in October 2014 and 2032, respectively, and bear interest at a rate equal to the bank’s base rate, which was approximately 3.25% during the three months ended March 31, 2014 and year ended December 31, 2013. Interest is paid on a monthly basis. Accrued interest on the credit facilities was $0.0 million at June 30, 2014.

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

The following sections provide information on AIA and IFES's exposure to foreign currency exchange rate risks and interest rate risks. AIA and IFES make use of sensitivity analyses that are inherently limited in estimating actual losses in fair value that can occur from changes in market conditions.

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

Concentrations of Credit Risk

Our cash and cash equivalents are maintained at a several financial institutions. Deposits held may exceed the amount of insurance provided on such deposits. Generally, our deposits may be redeemed upon demand and are maintained with a financial institution of reputable credit and, therefore, bear minimal credit risk. AIA monitors its positions with, and the credit quality of, the financial institutions that are counterparties to its financial instruments. AIA is exposed to credit loss in the event of nonperformance by the counterparties to the agreements. At June 30, 2014, AIA did not anticipate nonperformance by any of its counterparties. Historically, we have not experienced any losses related to these balances and believe that there is minimal risk of expected future losses. However, there can be no assurance that there will not be losses on these deposits.

As of June 30, 2014 and 2013, the following customer accounted for more than 10% of our consolidated revenue balance:

	Six Months Ended June 30,
	2014	2013
Southwest Airlines	22%	24%

Accounts receivable balances from Southwest Airlines represented less than 10% of total accounts receivable at June 30, 2014 and December 31, 2013.

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

As of the end of the period covered by this report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) pursuant to Rule 13a-15 of the Exchange Act. Based upon that evaluation, as a result of the material weaknesses identified in our 2013 Form 10-K, the Chief Executive Officer and Chief Financial Officer concluded that as of the end of the period covered by this report on Form 10-Q, the Company’s disclosure controls and procedures were not effective.

Changes in Internal Control over Financial Reporting

We are in the process of implementing changes, as more fully described in our 2013 Form 10-K, to the Company’s internal control over financial reporting to remediate certain material weaknesses as described in our 2013 Form 10-K. Other than such changes, there have been no changes in our internal control over financial reporting, during the three months ended June 30, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On May 6, 2014, UMG Recordings, Inc., Capital Records, Universal Music Corp and entities affiliated with the foregoing (collectively, “UMG”) filed suit in the United States District Court for the Central District of California against the Company and IFP for copyright infringement and related claims and unspecified money damages. The Company is in the process of evaluating the merits of this matter, and intends to defend against it vigorously; however the outcome is inherently uncertain and could have a material adverse effect on the Company’s business, financial condition and results of operations. As of June 30, 2014, the potential range of loss related to this matter cannot be determined.

While the resolution of the above matter cannot be predicted with certainty, the Company does not believe, based on current knowledge, that the outcome of the currently pending claims or legal proceedings in which the Company is currently involved will have a material adverse effect on the Company's financial statements.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors previously disclosed in response to Part I, Item 1A, of our 2013 Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

See Exhibit Index attached hereto.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 8th day of August 2014.

GLOBAL EAGLE ENTERTAINMENT INC.
By:	/s/ David M. Davis
David M. Davis
Chief Executive Officer, Chief Financial Officer and Treasurer
(principal executive officer, principal financial officer and principal accounting officer)

EXHIBIT INDEX

Exhibit	Description
2.1
Settlement Agreement and General Release, dated June 20, 2014, by and among Global Eagle Entertainment Inc., GEE Content Services Corporation, GEE Newco Corporation, PMG California, Inc., DTI Software FZ-LLC, Global Eagle Entertainment Luxembourg II S.a.r.l., Warnani PM, LLC, Richard Warren and Hamid Samnani.

10.1
Separation Agreement and General Release, dated as of July 9, 2014, by and between the Company and John LaValle (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-35176), filed with the SEC on July 15, 2014).

10.2
Consulting Agreement, dated as of July 9, 2014, by and between the Company and John LaValle (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-35176), filed with the SEC on July 15, 2014).

10.3
Executive Employment Agreement, dated as of July 9, 2014, by and between the Company and David M. Davis (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-35176), filed with the SEC on July 15, 2014).

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

101.1
The following financial information from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets as of June 30, 2014 (Unaudited) and December 31, 2013; (ii) Unaudited Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2014 and 2013; (iii) Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2014 and 2013; (iv) Unaudited Condensed Consolidated Statement of Stockholders' Equity for the six months ended June 30, 2014; (v) Unaudited Consolidated Statements of Cash Flows for the six months ended June 30, 2014 and 2013; and (vi) Notes to Unaudited Condensed Consolidated Financial Statements.