Form 10-Q
period 2014-09-30
Global Eagle Entertainment Inc.
filed 2014-11-07
CIK 1512077

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED September 30, 2014
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

(Class)	(Outstanding as of November 7, 2014)
COMMON STOCK, $0.0001 PAR VALUE	76,260,293	SHARES*
* Excludes 3,053,634 shares held by Global Entertainment AG, a wholly-owned subsidiary of the registrant.

GLOBAL EAGLE ENTERTAINMENT INC.

PART I — FINANCIAL INFORMATION

GLOBAL EAGLE ENTERTAINMENT INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	September 30, 2014	December 31, 2013
ASSETS	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$209,637	$258,796
Accounts receivable, net	83,040	64,216
Content library, current	7,859	6,563
Inventories	11,820	15,481
Prepaid and other current assets	22,232	14,187
TOTAL CURRENT ASSETS:	334,588	359,243
Property, plant & equipment, net	22,544	20,797
Goodwill	53,032	52,345
Intangible assets	118,978	136,414
Other non-current assets	14,935	10,084
TOTAL ASSETS	$544,077	$578,883
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$98,054	$81,961
Deferred revenue	11,831	11,190
Warrant liabilities	45,161	71,570
Notes payable and accrued interest	2,472	9,648
Deferred tax liabilities	410	1,192
Other current liabilities	12,191	7,561
TOTAL CURRENT LIABILITIES:	170,119	183,122
Deferred tax liabilities, non-current	24,086	25,186
Deferred revenue, non-current	6,951	5,808
Notes payable and accrued interest, non-current	985	1,153
Other non-current liabilities	6,580	7,430
TOTAL LIABILITIES	208,721	222,699

COMMITMENTS AND CONTINGENCIES

EQUITY:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized, 0 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	—	—
Common stock, $0.0001 par value; 375,000,000 shares authorized, 79,301,427 and 55,902,114 shares issued, 76,247,793 and 52,848,480 shares outstanding, at September 30, 2014 and December 31, 2013, respectively	8	5
Non-voting common stock, $0.0001 par value; 25,000,000 shares authorized, 0 and 19,118,233 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	—	2
Treasury stock, 3,053,634 shares at September 30, 2014 and December 31, 2013	(30,659)	(30,659)
Additional paid-in capital	640,428	620,862
Subscriptions receivable	(497)	(478)
Accumulated deficit	(273,820)	(243,943)
Accumulated other comprehensive loss	(104)	—
TOTAL GLOBAL EAGLE ENTERTAINMENT INC. STOCKHOLDERS' EQUITY	335,356	345,789
Non-controlling interest	—	10,395
TOTAL EQUITY	335,356	356,184
TOTAL LIABILITIES AND EQUITY	$544,077	$578,883

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GLOBAL EAGLE ENTERTAINMENT INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenue	$102,623	$74,518	$286,736	$179,862
Operating expenses:
Cost of sales	73,618	54,002	213,341	139,571
Sales and marketing expenses	3,980	3,758	10,119	8,444
Product development	7,212	2,282	15,561	5,946
General and administrative	17,172	17,056	51,440	53,860
Amortization of intangible assets	6,049	4,221	18,613	8,470
Restructuring charges	2,606	—	2,606	—
Total operating expenses	110,637	81,319	311,680	216,291
Loss from operations	(8,014)	(6,801)	(24,944)	(36,429)
Other income (expense):
Interest income (expense), net	175	(267)	44	(726)
Change in fair value of derivatives	(5,253)	2,233	555	(7,107)
Other income (expense), net	(984)	601	(1,786)	571
Income (loss) before income taxes	(14,076)	(4,234)	(26,131)	(43,691)
Income tax provision	1,454	1,161	3,552	1,754
Net income (loss)	(15,530)	(5,395)	(29,683)	(45,445)
Net income (loss) attributable to non-controlling interests	—	158	194	89
Net income (loss) attributable to Global Eagle Entertainment Inc. common stockholders	$(15,530)	$(5,553)	$(29,877)	$(45,534)

Net income (loss) per common share - basic	$(0.21)	$(0.10)	$(0.41)	$(0.89)
Net income (loss) per common share - diluted	$(0.21)	$(0.10)	$(0.41)	$(0.89)

Weighted average common shares - basic	72,877	55,166	72,284	51,106
Weighted average common shares - diluted	72,877	55,166	72,284	51,106

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GLOBAL EAGLE ENTERTAINMENT INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net income (loss)	$(15,530)	$(5,395)	$(29,683)	$(45,445)
Other comprehensive income (loss):
Unrealized foreign currency translation losses	(9)	(134)	(104)	—
Unrealized gains (losses) on available for sale securities
Unrealized gain (loss) on available for sale securities	—	—	112	101
Less: reclassification adjustments for recognized gains included in net income	—	—	(112)	(101)
Unrealized gain (loss) on available for sale securities, net	—	—	—	—
Other comprehensive income (loss)	(9)	(134)	(104)	—
Comprehensive income (loss)	(15,539)	(5,529)	(29,787)	(45,445)
Comprehensive income (loss) attributable to non-controlling interests	—	161	194	11
Comprehensive income (loss) attributable to Global Eagle Entertainment Inc. common stockholders	$(15,539)	$(5,690)	$(29,981)	$(45,456)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GLOBAL EAGLE ENTERTAINMENT INC.
CONDENSED CONSOLIDATED STATEMENT OF EQUITY (UNAUDITED)
(In thousands)

	Common Stock		Common Stock Non-Voting		Treasury Stock		Additional	Subscriptions	Accumulated	Accumulated Other	Total Global Eagle Entertainment Inc.	Non-Controlling	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Paid-in Capital	Receivable	Deficit	Comprehensive Income	Stockholders' Equity	Interest	Equity
Balance at December 31, 2013	55,902	$5	19,118	$2	(3,054)	$(30,659)	$620,862	$(478)	$(243,943)	$—	$345,789	$10,395	$356,184
Conversion of non-voting common stock to voting common stock	19,118	2	(19,118)	(2)	—	—	—	—	—	—	—	—	—
Exercise of stock options and warrants	26	—	—	—	—	—	(159)	—	—	—	(159)	—	(159)
Issuance of common stock to former Row 44 stockholders	28	—	—	—	—	—	345	—	—	—	345	—	345
Issuance of common stock in exchange for warrants, net of transaction fees of $362	4,227	1	—	—	—	—	24,046	—	—	—	24,047	—	24,047
Stock-based compensation		—	—	—	—	—	6,485	—	—	—	6,485	—	6,485
Interest income on subscription receivable	—	—	—	—	—	—	—	(19)	—	—	(19)	—	(19)
Purchase of subsidiary share from non- controlling interest shareholders	—	—	—	—	—	—	(11,151)	—	—	—	(11,151)	(10,589)	(21,740)
Other comprehensive income	—	—	—	—	—	—	—	—	—	(104)	(104)	—	(104)
Net loss	—	—	—	—	—	—	—	—	(29,877)	—	(29,877)	194	(29,683)
Balance at September 30, 2014	79,301	$8	—	$—	(3,054)	$(30,659)	$640,428	$(497)	$(273,820)	$(104)	$335,356	$—	$335,356

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GLOBAL EAGLE ENTERTAINMENT INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Nine Months Ended September 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(29,683)	$(45,445)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	26,023	20,375
Non-cash interest (income) expense, net	(19)	—
Change in fair value of derivative financial instrument	(555)	7,107
Stock-based compensation	6,485	1,902
Issuance of shares for working capital settlement	345	—
Gain on sale of available for sale securities	(112)	—
Loss on equity method investments	1,300	—
Warrants for common stock issued for services	—	359
Deferred income taxes	(8,124)	1,576
Others	—	(19)
Changes in operating assets and liabilities:
Accounts receivable	(18,704)	(1,477)
Inventory and content library	(6,264)	(9,260)
Prepaid expenses and other current assets	(3,356)	(2,442)
Deposits and other assets	(2,446)	(1,344)
Accounts payable and accrued expenses	20,327	(20,728)
Deferred revenue	1,784	839
Other long-term liabilities	945	—
NET CASH USED IN OPERATING ACTIVITIES	(12,054)	(48,557)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(6,231)	(10,025)
PMG asset purchase, net of cash acquired	—	(10,563)
Cash received from Row 44 Merger	—	159,227
Cash received from AIA Stock Purchase	—	22,136
Cash paid to acquire assets of Purple	(500)	—
Purchase of investments	—	(1,500)
Net proceeds from sale of available for sale securities	583	6,312
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(6,148)	165,587

CASH FLOWS FROM FINANCING ACTIVITIES:
Acquisition of non-controlling interest	(21,740)	(15,379)
Long-term borrowings, net of costs	16	—
Repayments of notes payable	(7,360)	(3,613)
Purchase of common stock warrants	(1,406)	(795)
Purchase of common stock	—	(1,069)
Other financing activities, net	(363)	(345)
NET CASH USED IN FINANCING ACTIVITIES	(30,853)	(21,201)
Effects of exchange rate movements on cash and cash equivalents	(104)	—
Net (decrease) increase in cash and cash equivalents	(49,159)	95,829
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	258,796	2,088
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$209,637	$97,917

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

Content

The Company's Content services offering selects, manages, and distributes wholly-owned and licensed media content, video and music programming, applications, and video games to the airline industry through (i) its wholly-owned subsidiary, Global Entertainment AG, formerly known as Advanced Inflight Alliance AG ("AIA"), (ii) the business it acquired from Post Modern Edit, LLC and related entities (such business, which the Company operates through wholly-owned subsidiaries, is referred to herein as "PMG"), and (iii) its wholly-owned subsidiary, Travel Entertainment Group Equity Limited ("IFES").

Prior to January 31, 2013, the Company was known as Global Eagle Acquisition Corp. (“GEAC”), which was formed in February 2011 to effect a merger, capital stock exchange, asset acquisition or similar business combination with one or more businesses. Effective in the first quarter of 2013, and in conjunction with the business combination transaction (the "Business Combination") in which GEAC acquired Row 44 and 86% of the issued and outstanding shares of AIA, GEAC changed the Company's name from Global Eagle Acquisition Corp. to Global Eagle Entertainment Inc. In addition, on July 10, 2013, the Company purchased substantially all the assets of Post Modern Edit, LLC and related entities. Further, on October 18, 2013, the Company completed the stock acquisition of IFES. Refer to Note 3. Business Combinations for additional information. Following the Business Combination, the Company acquired additional outstanding shares of AIA to increase its ownership of AIA's shares to 94% as of March 31, 2014, and in April 2014, the Company acquired the remaining outstanding shares in AIA.

Note 2. Basis of Presentation and Summary of Significant Accounting Policies

The following is a summary of the significant accounting policies consistently applied in the preparation of the accompanying condensed consolidated financial statements.

Basis of Presentation

The accompanying interim condensed consolidated balance sheet as of September 30, 2014, the condensed consolidated statements of operations and the condensed consolidated statements of comprehensive loss for the three and nine month periods ended September 30, 2014 and 2013, the condensed consolidated statements of cash flows for the nine month periods ended September 30, 2014 and 2013, and the condensed consolidated statement of stockholders' equity for the nine month period ended September 30, 2014 are unaudited.

Since Row 44 was deemed the accounting acquirer in the Business Combination consummated on January 31, 2013, the presented financial information for the three and nine months ended September 30, 2014 is only partially comparable to the financial information for the three and nine months ended September 30, 2013. The presented financial information for the three and nine months ended September 30, 2013 includes the financial information and activities of Row 44 for the period January 1, 2013 to September 30, 2013 (273 days) as well as the financial information and activities of GEE and AIA for the period January 31, 2013 to September 30, 2013 (243 days) and PMG for the period July 10, 2013 to September 30, 2013 (83 days). IFES was acquired subsequent to September 30, 2013, therefore its financial information is not included in the financial information for the three and nine months ended September 30, 2013. This lack of comparability needs to be taken into account when reading the condensed

Table of Content
Global Eagle Entertainment Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

consolidated statements of operations, comprehensive income (loss) and cash flows. Furthermore, the presented financial information for the three and nine months ended September 30, 2013 also contains one-time costs that are directly associated with the Business Combination on January 31, 2013 such as professional fees to support the Company's complex legal, tax, statutory and reporting requirements following the Business Combination.

In the opinion of the Company's management, the unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of the Company's statement of financial position as of September 30, 2014, its results of operations for the three and nine month periods ended September 30, 2014 and 2013, and its cash flows for the nine month periods ended September 30, 2014 and 2013. The results for the nine month period ended September 30, 2014 are not necessarily indicative of the results expected for the full year. The consolidated balance sheet as of December 31, 2013 has been derived from the Company's audited financial statements included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission ("SEC") on March 25, 2014, as amended by amendment No.1 on Form 10-K/A filed with the SEC on March 26, 2014 (as so amended, the "2013 Form 10-K").

The interim unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to SEC Form 10-Q and Article 10 of SEC Regulation S-X. They do not include all of the information and footnotes required by GAAP for complete financial statements. Therefore, these financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in the Company's 2013 Form 10-K.

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

Investments that the Company has the ability to control, and where it is the primary beneficiary, are consolidated. Any non-controlling interests in a Company's subsidiary earnings or losses, such as in AIA before April 23, 2014, are included in net income (loss) attributable to non-controlling interests in the Company's condensed consolidated statements of operations. Any investments in affiliates over which the Company has the ability to exert significant influence, but does not control and it is not the primary beneficiary, such as its investment in Allegiant Systems, Inc., are accounted for using the equity method of accounting. Investments in affiliates for which the Company has no ability to exert significant influence are accounted for using the cost method of accounting.

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

Table of Content
Global Eagle Entertainment Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

The decision to report two segments is principally based upon the Company's chief operating decision maker (“CODM”), and how the CODM manages the Company's operations as two segments from a consolidated basis for purposes of evaluating financial performance and allocating resources. The CODM reviews revenue, cost of sales expense, and contribution profit information separately for the Company's Connectivity and Content businesses. Total segment contribution profit provides the CODM, investors and equity analysts a measure to analyze operating performance of each of the Company's business segments and its enterprise value against historical data and competitors' data, although historical results may not be indicative of future results (as operating performance is highly contingent on many factors, including customer tastes and preferences). All other financial information is reviewed by the CODM on a consolidated basis.

Segment revenue, expenses and contribution profit for the three and nine month periods ended September 30, 2014 and 2013 derived from the Company's Content and Connectivity segments were as follows (in thousands):

	Three Months Ended September 30,
	2014			2013
	Content	Connectivity	Consolidated	Content	Connectivity	Consolidated
Revenue:
Licensing	$60,907	—	$60,907	$44,645	$—	$44,645
Service	10,603	19,933	30,536	8,796	16,218	25,014
Equipment	—	11,180	11,180	—	4,859	4,859
Total revenue	71,510	31,113	102,623	53,441	21,077	74,518
Operating expenses:
Cost of sales	50,596	23,022	73,618	38,809	15,193	54,002
Contribution profit	20,914	8,091	29,005	14,632	5,884	20,516
Other operating expenses			37,019			27,317
Loss from operations			$(8,014)			$(6,801)

	Nine Months Ended September 30,
	2014			2013
	Content	Connectivity	Consolidated	Content	Connectivity	Consolidated
Revenue:
Licensing	$172,375	—	$172,375	$106,353	$—	$106,353
Service	33,917	53,735	87,652	18,346	34,893	53,239
Equipment	349	26,360	26,709	—	20,270	20,270
Total revenue	206,641	80,095	286,736	124,699	55,163	179,862
Operating expenses:
Cost of sales	149,475	63,866	213,341	92,158	47,413	139,571
Contribution profit	57,166	16,229	73,395	32,541	7,750	40,291
Other operating expenses			98,339			76,720
Loss from operations			$(24,944)			$(36,429)

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

When the Company enters into revenue sharing arrangements where it acts as the primary obligor, the Company recognizes the underlying revenue on a gross basis. In determining whether to report revenue gross for the amount of fees received from its customers, the Company assesses whether it maintains the principal relationship, whether it bears credit risk and whether it has latitude in establishing prices with the customers, among other factors.

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

In certain cases where the Company sells its equipment on a stand-alone basis, it may charge a fee for obtaining Supplemental Type Certificates (“STCs”) obtained from the Federal Aviation Administration, which allow its equipment to operate on certain model/type of aircraft. To the extent that the Company contracts to charge STC fees in equipment-only sales, the Company will record these fees as revenue. Total STC fees recognized as revenue for the three and nine months ended September 30, 2014 were $0.3 million and $0.8 million, respectively. No STC fee revenue was recognized during the three and nine months ended September 30, 2013.

Included in equipment revenue are certain deferred obligations that exist pursuant to the Company's contractual arrangements which typically include, but are not limited to, technical support, regulatory support, network support and installation support. These support-based arrangements are customarily bundled with the Company's contracts and are accounted for as a single unit of account. To the extent that these support services have value on a standalone basis, the Company allocates revenue to each element in the arrangement based upon their relative fair values. Fair value is determined based upon the best estimate of the selling price, and the fair value of undelivered elements is deferred and recognized over the performance or contractual period and is included in equipment revenue. The most significant of the deferred obligations is typically network support, which includes 24/7 operational support for the airlines for which the Company incurs significant and periodic external and internal costs to deliver on a daily basis.

Service Revenue. Connectivity service revenue includes in-flight Wi-Fi Internet services, live television, on-demand content, music streaming, shopping and click-through advertising revenue from travel-related information. Service revenue is recognized after it has been rendered and the customer can use the service, which customarily is in the form of (i) enplanement for boarded passengers, (ii) usage by passengers, depending upon the specific contract, and/or (iii) other revenues such as advertising sponsorship. The Company assesses whether performance criteria have been met and whether its service fees are fixed or determinable based on a reconciliation of the performance criteria and an analysis of the payment terms associated with the transaction. The reconciliation of the performance criteria generally includes a comparison of third-party performance data to the contractual performance obligation and to internal or customer performance data in circumstances where that data is available.

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

Product Development

Product research and software development costs, other than certain internal-use software costs qualifying for capitalization, are expensed as incurred. Costs of computer software or websites developed or obtained for internal use that are incurred in the preliminary project and post implementation stages are expensed as incurred. Certain costs of developing internal-use software incurred during the application and development stage, which include employee and outside consulting compensation and related expenses, costs of computer hardware and software, website development costs and costs incurred in developing additional features and functionality of the services, are capitalized. The estimated useful life of costs capitalized is evaluated for each specific project. Capitalized costs are generally amortized using the straight-line method over a three year estimated useful life, beginning in the period in which the software is ready for its intended use. Unamortized amounts are included in property and equipment, net in the accompanying consolidated balance sheets. Capitalized software development costs totaled $0.9 million and $2.4 million for the three and nine months ended September 30, 2014, respectively, and $0.3 million and $1.0 million for the three and nine months ended September 30, 2013, respectively.

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

Restructuring

The Company records the cost reduction plan activities in accordance with the Accounting Standards Codification (ASC), including ASC 420 Exit or Disposal Cost Obligations, ASC 712 Compensation-Nonretirement Postemployment Benefits and ASC 360 Property, Plant, and Equipment (Impairment or Disposal of Long-Lived Assets).

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

Warrants classified as liability instruments when repurchased are accounted for at their fair value on the date the transaction is settled. Any excess of cash paid, or the value of common stock exchanged, over the fair value of warrant repurchases on the settlement date is recorded as an expense or gain in the Company’s consolidated statement of operations. During the nine months ended September 30, 2014, the Company repurchased or exchanged approximately 13.1 million of its Global Eagle public company warrants for total consideration of $1.4 million in cash and issuance of 4,227,187 shares of the Company's common stock with an aggregate fair value of $57.9 million. During the nine months ended September 30, 2013, the Company repurchased 0.5 million of its Global Eagle public company warrants for total consideration of $0.8 million, in cash.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an initial maturity of 90 days or less to be cash equivalents.

Restricted Cash

The Company maintains certain letters of credit agreements with its airlines partners, which are secured by the Company’s cash for periods of less than one year and up to three years. As of September 30, 2014 and December 31, 2013, the Company had restricted cash of $3.2 million and $3.3 million, respectively. As of September 30, 2014, $1.2 million and $2.0 million of restricted cash is included in other current and other non-current assets, respectively, in the consolidated balance sheets. As of December 31, 2013, $2.4 million and $0.9 million of restricted cash is included in other current and other non-current assets, respectively, in the consolidated balance sheets.

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

Long-Lived Assets

Table of Content
Global Eagle Entertainment Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

The Company evaluates the recoverability of its long-lived assets with finite useful lives, including its infinite lived intangible assets acquired in business combinations, for impairment when events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. Such trigger events or changes in circumstances may include: a significant decrease in the market price of a long-lived asset, a significant adverse change in the extent or manner in which a long-lived asset is being used, significant adverse change in legal factors or in the business climate, including those resulting from technology advancements in the industry, the impact of competition or other factors that could affect the value of a long-lived asset, a significant adverse deterioration in the amount of revenue or cash flows we expect to generate from an asset group, an accumulation of costs significantly in excess of the amount originally expected for the acquisition or development of a long-lived asset, current or future operating or cash flow losses that demonstrate continuing losses associated with the use of a long-lived asset, or a current expectation that, more likely than not, a long-lived asset will be sold or otherwise disposed of significantly before the end of its previously estimated useful life. The Company performs impairment testing at the asset group level that represents the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. If events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable and the expected undiscounted future cash flows attributable to the asset group are less than the carrying amount of the asset group, an impairment loss equal to the excess of the asset's carrying value over its fair value is recorded. Fair value is determined based upon estimated discounted future cash flows. Through September 30, 2014, the Company has identified no such impairment loss. Assets to be disposed of would be separately presented on the balance sheets and reported at the lower of their carrying amount or fair value less costs to sell, and would no longer be depreciated or amortized.

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

At September 30, 2014 and December 31, 2013, there was approximately $7.5 million and $6.2 million, respectively, of deferred equipment costs included in inventory and other non-current assets. The deferred equipment costs pertain to certain costs expended in advance of services for one airline, and are being amortized ratably over the underlying term of the agreement through 2020.

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

During the nine months ended September 30, 2014, the Company purchased and capitalized less than $0.1 million of Connectivity equipment, which is installed on aircraft of a single customer to facilitate expanded services over a five-year period. The Company capitalized the costs of this equipment on its balance sheet as it retained legal title to the equipment over the five-year use period, and will amortize these costs over their five-year useful life period.

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

As of September 30, 2014 and December 31, 2013, goodwill of $53.0 million and $52.3 million was attributed to the Company's Content reporting unit. Through September 30, 2014, the Company has identified no impairment loss associated with its goodwill.

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

On January 31, 2013, the Company completed the acquisition of 86% of the issued and outstanding shares of AIA, a media content distributor to the airline industry with corporate headquarters based in Munich, Germany. On July 9, 2013, the Company acquired substantially all of the assets of Post Modern Edit, LLC and related entities. On October 18, 2013, the Company completed the acquisition of 100% of the issued and outstanding shares of IFES. On August 2, 2014, the Company acquired substantially all of the assets of Purple Inflight Entertainment Private, Ltd. All of these acquisitions were accounted for as business combinations. Refer to Note 3. Business Combinations for further information on the acquisitions of AIA, PMG and IFES in 2013 and Purple in 2014.

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

Net Income (Loss) Per Share

Basic earnings (loss) per share (EPS) is computed using the weighted-average number of common shares outstanding during the period. Diluted earnings (loss) per share are computed using the weighted-average number of common shares and the dilutive effect of contingent shares outstanding during the period. Potentially dilutive contingent shares, which primarily consist of stock options issued to employees and consultants, restricted stock units and warrants issued to third parties and accounted for as equity or liability instruments have been excluded from the diluted income (loss) per share calculation because their effect is anti-dilutive.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net income (loss) (numerator):
Net income (loss)	$(15,530)	$(5,395)	$(29,683)	$(45,445)
Income allocable to non-controlling interests	—	158	194	89
Net income (loss) for basic EPS	(15,530)	(5,553)	(29,877)	(45,534)

Shares (denominator):
Weighted-average shares for basic EPS	72,877	55,166	72,284	51,106
Adjusted weighted-average share for diluted EPS	72,877	55,166	72,284	51,106

Basic earnings (loss) per share	$(0.21)	$(0.10)	$(0.41)	$(0.89)
Diluted earnings (loss) per share	$(0.21)	$(0.10)	$(0.41)	$(0.89)

Table of Content
Global Eagle Entertainment Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Securities not included in the calculation of diluted earnings (loss) per share were as follow:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Stock options and restricted stock units	4,434	4,002	1,816	3,079
Restricted stock units	13	—	—	—
Non-employees stock options	5	—	6	—
Equity warrants	445	7,536	1,378	7,520
Liability warrants	154	18,826	1,958	19,060

Foreign Currency

The vast majority of the Company's foreign subsidiaries’ customers are airlines and major US-based studios. As the standard currency of transacting for service revenue and related costs of the worldwide airline industry is the U.S. Dollar, the Company concluded that the financial position and results of operations of the majority of its foreign subsidiaries are determined using the US dollar currency as the functional currency. Current or liquid assets and liabilities of these subsidiaries are remeasured at the exchange rate in effect at each period end. Long term assets such as goodwill, purchased intangibles and property and equipment are remeasured at historical exchange rates. The vast majority of the income statement accounts are translated at the average rate of exchange prevailing during the period, with the exception of amortization and depreciation expense, which are remeasured using historical exchange rates. Adjustments arising from the fluctuations in exchange rates for the remeasurement of financial statements from period to period are included in the consolidated statements of operations.

Income Taxes

Deferred income tax assets and liabilities are recognized for temporary differences between the financial statement carrying amounts of assets and liabilities and the amounts that are reported in the income tax returns. Deferred taxes are evaluated for realization on a jurisdictional basis. The Company records valuation allowances to reduce deferred tax assets to the amount that is more likely than not to be realized. In making this assessment, management analyzes future taxable income, reversing temporary differences and ongoing tax planning strategies. Should a change in circumstances lead to a change in judgment about the realizability of deferred tax assets in future years, the Company will adjust related valuation allowances in the period that the change in circumstances occurs, along with a corresponding increase or charge to income. Due to the uncertainty over its ability to realize future taxable income in certain jurisdictions, the Company has recorded a valuation allowance of $57.4 million and $48.9 million against its domestic deferred tax assets as of September 30, 2014 and December 31, 2013, respectively, and $1.7 million and $1.9 million against its foreign deferred tax assets as of September 30, 2014 and December 31, 2013, respectively.

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

The following tables summarize the Company's financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2014, and December 31, 2013, respectively (in thousands):

	September 30, 2014	Quotes Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Earn-out liability (1)	$1,205	$—	$—	$1,205
Global Eagle warrants (2)	45,161	45,161	—	—
Total financial liabilities	$46,366	$45,161	$—	$1,205

(1) Includes $1.1 million earn-out liability for EIM, a subsidiary of AIA assumed in the Business Combination.
(2) Includes 10,148,508 public warrants.

	December 31, 2013	Quotes Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Earn-out liability (1)	$1,421	$—	$—	$1,421
Global Eagle warrants (2)	71,570	71,570	—	—
Total financial liabilities	$72,991	$71,570	$—	$1,421

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

Derivative Warrants. The fair value of Global Eagle's warrants, recorded as derivative warrant liabilities, is determined by the Company using the quoted market prices for the Company's over the counter publicly traded warrants. On reporting dates where there are no active trades, the Company uses the last reported closing trade price of the warrants to determine the fair value. The Company recorded an income (loss) from the change in the fair value of these warrants during the three and nine months periods ended September 30, 2014 of $(5.3) million and $0.6 million, respectively. The Company also recorded an income (expense) for the change in fair value of these warrants during the three and nine months periods ended September 30, 2013 of approximately $2.2 million and $(7.1) million, respectively.

Table of Content
Global Eagle Entertainment Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table shows both the carrying amounts, which approximate the fair values, of the Company's financial assets and liabilities in the consolidated financial statements at September 30, 2014 and December 31, 2013, respectively (in thousands):

	September 30, 2014		December 31, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial liabilities:
Notes payable	$3,457	$3,457	$10,801	$10,801

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

The following table presents the fair value roll-forward reconciliation of level 3 assets and liabilities measured at fair value basis for the period ended September 30, 2014, (in thousands):

Earn-Out Liability
Balance, December 31, 2013	$1,421
Fair value of earn-out liability assumed in the Purple Inflight Entertainment's acquisition	136
Change in value	875
Payment of 2013 EIM earn-out liability	$(1,227)
Balance, September 30, 2014	$1,205

Reclassification

Certain prior year amounts have been reclassified to conform to the current year presentation.

Recent Accounting Pronouncement

In August 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") 2014-15, “Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern,” which provides guidance on determining when and how reporting entities must disclose going-concern uncertainties in their financial statements. The new standard requires management to perform interim and annual assessments of an entity's ability to continue as a going concern within one year of the date of issuance of the entity's financial statements. Further, an entity must provide certain disclosures if there is "substantial doubt about the entity's ability to continue as a going concern.” The new guidance becomes effective for the Company for fiscal years ending after December 15, 2016 and interim periods thereafter. The Company does not expect that the adoption of the new accounting guidance will have a material impact on its financial condition and results of operations.

In May 2014, the FASB issued ASU 2014-09 "Revenue from Contracts with Customers." ASU 2014-09 supersedes the revenue recognition requirements in “Revenue Recognition (Topic 605)”, and requires entities to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early adoption is not permitted. The Company is currently in the process of evaluating the impact of the adoption of ASU 2014-09 on its consolidated financial statements.

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

As a result of the AIA Stock Purchase, a non-controlling interest was recorded on the Company's consolidated balance sheets. Following the Business Combination, the Company acquired additional outstanding shares of AIA to increase its ownership of AIA's shares to 94% as of December 31, 2013. In April 2014, the Company acquired the remaining outstanding shares in AIA for a total consideration of approximately $21.7 million, including approximately $0.6 million of transaction costs, of which approximately $18.2 million was paid in cash as of June 30, 2014. The purchase price and related acquisition costs of approximately $0.6 million exceeded the book value by approximately $11.2 million. This excess is reflected as a reduction in additional paid in capital. Subsequent to June 30, 2014, the Company paid off its remaining obligations of approximately $3.5 million.

As of and for the three months ended September 30, 2013, the remaining 6% of AIA shares was owned by others unrelated and independent of the Company. The fair value of the non-controlling interest was determined based upon the fair value of AIA common stock on the closing date. Since the acquisition date, the results of AIA have been included in the Company’s consolidated financial results for the eight months ended September 30, 2013, eleven months ended December 31, 2013 and nine months ended September 30, 2014.

PMG Asset Purchase

On July 9, 2013, the Company purchased substantially all the assets of Post Modern Edit, LLC and related entities to further expand its leadership in delivering media and content solutions to the global travel industry. Pursuant to the terms of the purchase, the Company acquired such assets of PMG in exchange for approximately $10.6 million in cash, 431,734 shares of common stock for a fair value of $4.4 million and the assumption of approximately $3.3 million in debt and $0.4 million in certain accrued obligations. In addition, the sellers of the PMG assets had the opportunity to receive an additional $5.0 million in cash if, among other things, the PMG business, combined with certain AIA businesses, achieve certain financial target milestones from the second half of 2013 through December 31, 2014 (the “PMG Earn Out”). In June 2014, the sellers of the PMG Assets waived the PMG Earn Out and certain other purchase obligations and PMG seller rights in exchange for cash consideration of $2.5 million (the “Additional PMG Consideration”).  Fifty percent of the Additional PMG Consideration was paid during the three months ended September 30, 2014, and the remaining $1.25 million is payable in four quarterly installments through the first half of 2015. Due to the fact that the PMG Earn Out was tied to the fulfillment of certain post-closing employment obligations by certain PMG executives, the Company was required to account for the PMG Earn Out as compensation to the sellers and it was recognized as

Table of Content
Global Eagle Entertainment Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

an expense, over the requisite service period.  During the three months ended March 31, 2014, the Company accrued for approximately $0.5 million of the PMG Earn Out obligation.  As the Additional PMG Consideration is not conditioned on future employment or services, the Company recorded an additional $1.3 million of expense during the three months ended September 30, 2014, bringing the total accrued liability for the Additional PMG Consideration to $2.5 million as of September 30, 2014. The goodwill recorded for the PMG asset purchase was $4.8 million, and key factors that contributed to the recognition of PMG goodwill were principally trained workforce, the opportunity to consolidate and complement existing AIA operations within the airline industry, and the opportunity to generate future savings through synergies with the existing business. As a result of the asset purchase of PMG, the goodwill is deductible for tax purposes.
As of December 31, 2013 and September 30, 2014, the Company held 151,420 of the total 431,734 shares issuable to the sellers in escrow, which are subject to certain standard warranties and representations and scheduled to be released to the sellers upon final settlement of certain post-closing terms.

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
(1) Included in the table above are $0.5 million of deferred tax assets, $6.7 million of deferred tax liabilities and $1.2 million of accrued taxes payable as of the IFES acquisition date, which were prepared using best estimates available. Due to the preliminary nature of IFES financial results prior to the October 18, 2013 acquisition date, the Company was unable to provide an accurate assessment of certain deferred tax assets, deferred tax liabilities and estimated income taxes payable for the period(s) prior to the October 18, 2013 acquisition date. As a result, these balances were considered preliminary at such time and were finalized during the three months ending September 30, 2014.

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

As of June 30, 2014, accrued taxes payable and deferred tax liabilities of the IFES Asset Acquisition had been disclosed as preliminary. During the three months ended September 30, 2014, the Company finalized its analysis of the fair value of deferred tax liabilities and accrued taxes payable of IFES. The finalization of the tax provision resulted in changes made to provisional amounts recorded for the acquisition during the year, of $0.3 million, which retrospectively decreased the deferred tax asset by $0.4 million and increased deferred tax liability by $0.1 million on December 31, 2013, due to this new information, with a corresponding decrease to goodwill.

The following table summarizes the final fair value of the assets and liabilities assumed in the IFES asset purchase after the changes were made during the three months ended September 30, 2014 (in thousands):

	Preliminary Allocation of Purchase Price	Adjustments	Purchase Price Allocation, as Adjusted
Goodwill	$12,117	$308	$12,425
Trade names	341	—	341
Customer relationships	28,258	—	28,258
Fixed assets	3,498	—	3,498
Liabilities assumed, net of other assets acquired	(7,968)	(308)	(8,276)
Total consideration transferred	$36,246	—	$36,246

Purple Inflight Entertainment Asset Purchase

On August 2, 2014, the Company purchased substantially all the assets of Purple Inflight Entertainment Private Ltd. ("Purple Inflight Entertainment" or "Purple") to further expand its leadership in delivering Indian content in local languages. Pursuant to the terms of the purchase, which was accounted for as a business combination, the Company acquired such assets of Purple in exchange for approximately $0.5 million in cash. In addition, the Company is obligated to make an additional payment to the former shareholders of Purple of $0.2 million contingent upon the renewal of the terms of certain supplier's contract. The estimated fair value of the contingent consideration obligation amounted to $0.1 million as of the acquisition date was determined using a probability factor of 70% for the renewal of the supplier's contract.

The Company preliminarily allocated the consideration to acquire Purple to finite-lived intangible asset (supplier's relationship) of $0.2 million with an estimated useful life of approximately one year, $0.4 million to goodwill and other net liabilities of less than $0.1 million.

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

Table of Content
Global Eagle Entertainment Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Nine Months Ended September 30,
	2014	2013
Revenues	$286,736	$247,507
Net loss	$(29,683)	$(67,535)

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

Note 4. Goodwill

The following table presents the changes in the Company’s goodwill balance for the periods presented (in thousands).

Balance at December 31, 2013	$52,345
Adjustment to IFES goodwill	308
Goodwill arising from Purple Entertainment assets acquisition	379
Balance at September 30, 2014	$53,032

Goodwill in 2013 arose from the acquisitions of AIA, PMG and IFES as detailed in Note 3. Business Combinations. No goodwill existed prior to 2013.

The Company's most recent annual impairment analysis was performed in the fourth quarter of the year ended December 31, 2013 and indicated that there was no impairment of goodwill at that time.

Note 5. Property, Plant, and Equipment, net

At September 30, 2014 and December 31, 2013, property, plant, and equipment, net consisted of the following (in thousands):

	September 30, 2014	December 31, 2013
Leasehold improvements	$1,230	$1,272
Furniture and fixtures	1,858	1,590
Equipment	18,820	15,362
Computer equipment	4,956	3,905
Computer software	5,226	2,985
Automobiles	288	297
Buildings	2,649	2,649
Albatross (aircraft)	425	385
Other	280	12
Total property, plant, and equipment	35,732	28,457
Accumulated depreciation	(13,188)	(7,660)
Property, plant, and equipment, net	$22,544	$20,797

Depreciation expense for property, plant, and equipment amounted to $1.8 million and $1.1 million for the three months ended September 30, 2014 and 2013, respectively, and $5.2 million and $2.4 million for the nine months ended September 30, 2014 and 2013, respectively.

Table of Content
Global Eagle Entertainment Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Depreciation expense, including software amortization expense, by classification for the three and nine months ended September 30, 2014 and 2013 is shown below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Depreciation expense:
Cost of sales	$567	$546	$2,197	$1,256
Sales and marketing	163	—	377	—
Product development	295	18	580	51
General and administrative	809	542	2,016	1,050
Total depreciation expense	$1,834	$1,106	$5,170	$2,357

Note 6. Intangible Assets, net

As a result of the Business Combination, the Company acquired definite-lived intangible assets that are primarily amortized on a straight-line basis. The Company's definite-lived intangible assets have assigned useful lives ranging from 1.5 to 8.5 years (weighted average of 5.7 years).

Intangible assets, net at September 30, 2014, consisted of the following (in thousands):

			September 30, 2014
	Weighted Average Useful Lives		Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Intangible assets:
Definite life:
Existing technology - software	7 years		$2,575	$(613)	$1,962
Existing technology - games	5 years		12,331	(4,110)	8,221
IPR&D	8 years		7,317	(915)	6,402
Customer relationships	7.1 years		119,879	(25,677)	94,202
Other	3.5 years		6,508	(2,873)	3,635
Content library (acquired post Business Combination)	1.5 years	(1)	26,936	(15,282)	11,654
Content library (acquired in the Business Combination)	1.5 years		14,298	(13,699)	599
Total intangible assets			$189,844	$(63,169)	$126,675
(1) Useful estimate based upon the content library acquired in the Business Combination, which approximates historical experience.

Content library that is expected to be licensed and generates revenues within the next twelve months is classified as Content library, current, on the Company's condensed consolidated balance sheets as of September 30, 2014 and December 31, 2013. The remainder of content library is classified and included within the intangible asset amount. The Company expects to record amortization of the intangible assets as follows (in thousands):

Table of Content
Global Eagle Entertainment Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Year ending December 31,	Amount
2014 (remaining three months)	$9,951
2015	31,177
2016	23,360
2017	19,179
2018	15,639
Thereafter	27,369
Total	$126,675
The Company recorded amortization expense, excluding amortization of content library (acquired post business combination) of $6.5 million and $20.9 million for the three and nine months ended September 30, 2014, respectively, and $7.6 million and $18.0 million during the three and nine months ended September 30, 2013, respectively. Amortization expense excludes the amortization of the content library, which is included in cost of sales.

Note 7. Available For Sale (“AFS”) Securities

At March 31, 2014, the Company held $0.6 million of AFS equity securities at an unrealized gain of approximately $0.1 million. During the nine months September 30, 2014, the Company sold this investment for proceeds of approximately $0.6 million and recognized a gain of approximately $0.1 million.

At March 31, 2013, the Company held $7.1 million of AFS equity securities at an unrealized gain of $1.4 million. During the three months ended June 30, 2013, the Company sold this investment for proceeds of approximately $5.9 million and recorded a realized gain of approximately $0.1 million.

Note 8. Commitments and Contingencies

Operating Lease Commitments

Operating lease commitments include payments on outstanding, noncancelable, operating lease obligations. The Company leases its operating facilities under noncancelable operating leases that expire through 2017. The Company also leases certain facilities and vehicles under month-to-month arrangements. Total rent expense for the three months ended September 30, 2014 and 2013 was $1.1 million and $0.5 million, respectively. Rent expense for the nine months ended September 30, 2014 and 2013 was $3.0 million and $1.6 million respectively. The Company is responsible for certain operating expenses in connection with these leases.

Satellite Cost Commitments

During the nine months ended September 30, 2014 the Company had in place a Master Services Agreement ("MSA") with its satellite service provider to provide for satellite capacity over Russia, the North Atlantic and for expansion of its existing capacity in the US and Europe. As of September 30, 2014, the remaining MSA satellite cost commitments totaled up to $150.0 million through December 31, 2020. The Company expenses these satellite fees in the month the service is provided as a charge to cost of services.

Legal Matters

On December 28, 2012, Advanced Media Networks, L.L.C. filed suit in the United States District Court for the Central District of California against Row 44 and one of its customers which Row 44 has agreed to indemnify for allegedly infringing two of its patents and seeking injunctive relief and unspecified monetary damages. Row 44 is direct subsidiary of the Company. Based on currently available information, the Company believes it has strong defenses and intends to defend vigorously against this lawsuit, but the outcome of this matter is inherently uncertain and could have a materially adverse effect on its Connectivity business, financial condition and results of operations. As of September 30, 2014, the potential range of loss related to this matter cannot be determined.

On October 22, 2013, Arista Music, Sony Music Entertainment and certain parties believed to be related to the foregoing filed suit in the United States Direct Court for the Southern District of New York against Inflight Productions Ltd. (“IFP”), one of its customers and a third party unrelated to IFP for copyright infringement and related claims and unspecified money damages.

Table of Content
Global Eagle Entertainment Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

IFP is a direct subsidiary of AIA and an indirect subsidiary of the Company.  The matter settled in September 2014 and the case was dismissed with prejudice. The settlement included a monetary payment to the plaintiffs.

On May 6, 2014, UMG Recordings, Inc., Capital Records, Universal Music Corp and entities affiliated with the foregoing (collectively, “UMG”) filed suit in the United States District Court for the Central District of California against the Company and IFP for copyright infringement and related claims and unspecified money damages. The Company is in the process of evaluating the merits of this matter, and intends to defend against it vigorously; however the outcome is inherently uncertain and could have a material adverse effect on the Company’s business, financial condition and results of operations. As of September 30, 2014, the potential range of loss related to this matter cannot be determined.

On August 14, 2014, SwiftAir, LLC filed suit against Row 44, Inc. and one of its customers for breach of contract, quantum meruit, unjust enrichment and similar claims and unspecified money damages in the Superior Court of California for the Country of Los Angeles.  SwiftAir and Row 44 had a contractual relationship, which Row 44 terminated in 2013, with respect to the provision of destination deal content to one of Row 44’s connectivity customers. The Company is in the process of evaluating the merits of this matter, and intends to defend against it vigorously; however the outcome is inherently uncertain and could have a material adverse effect on the Company’s business, financial condition and results of operations. As of September 30, 2014, the potential range of loss related to this matter cannot be determined.

During the three months ended September 30, 2014, the Company had legal settlement expense relating to potential claims arising in connection with litigation brought against the Company by a number of third third parties of $1.5 million. The full amount was expensed and included in general and administrative expenses during the three and nine months ended September 30, 2014.

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

Administrative Services

AIA's subsidiary, Entertainment in Motion (“EIM”), rents office space belonging to a company in which AIA's management has an ownership interest. There were no unpaid lease liabilities as of September 30, 2014 and December 31, 2013. The Company recognized rent expense of $60,000 and $180,000, each for the three and nine month periods ended September 30, 2014 and 2013, respectively. EIM also made a loan to one of its managing directors. As of September 30, 2014, the outstanding balance was less than $0.1 million.

Office Lease Agreement with Employee

In connection with the acquisition of PMG, the Company acquired an office lease that is currently being occupied and used as part of operations in Irvine, California. This building is majority owned by one of the founding members of PMG, who is currently an employee of the Company. The lease terminates on March 31, 2024. The total rental expense incurred during the three

Table of Content
Global Eagle Entertainment Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

and nine months periods ended September 30, 2014 were approximately $0.1 million and $0.2 million. For the three and nine months ended September 30, 2013, total rent expense incurred was less than $0.1 million

PMG Post-Closing Payment

In June 2014, the Company modified the PMG Earn Out to waive the PMG Earn Out and certain other purchase obligations and PMG seller rights in exchange for cash consideration of $2.5 million (the “Additional PMG Consideration”). Fifty percent of the additional PMG Consideration is payable after 10 days from closing, and the remaining $1.25 million paid in four quarterly installments through the first half of 2015. At September 30, 2014, the remaining outstanding balance was approximately $1.25 million.

AIA Noncontrolling Interests Acquisition

In April 2014, the Company acquired the remaining outstanding shares in AIA for a total cash consideration of approximately $21.7 million (the "AIA Consideration"). Included in the AIA Consideration was approximately $2.5 million owed to BF Ventures, an entity in which one of our directors owns an indirect stake of approximately 25%, which was paid in full during the three months ended September 30, 2014.

Warrant Exchange

In connection with the Company's offer for the exchange of the Company's outstanding public company warrants for common stock of the Company which closed on September 11, 2014, two members of the Company's board of directors exchanged 7,040,001 warrants for 2,346,446 shares of the Company's common stock with an aggregate value of $32.1 million.

Note 10. Common Stock, Stock Options and Warrants

Common Stock

On June 17, 2014, PAR Investment Partners, L.P. (“PAR”) converted 19,118,233 shares of non-voting common stock of the Company into an equal number of shares of the Company’s common stock, par value $0.0001 per share, in accordance with the terms of the non-voting common stock set forth in the Company’s Second Amended and Restated Certificate of Incorporation. The conversion was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 3(a)(9) thereof. No commission or other remuneration was paid or given directly or indirectly for soliciting the conversion.

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

In August 2014, the Company issued 28,161 shares of common stock as a working capital settlement to Row 44 former stockholders with an aggregate fair value of $0.3 million. The entire value was expensed during the three months ended September 30, 2014 and included in other income in other income (expense), net on the consolidated statements of operations.

Stock Options

In conjunction with the Business Combination, the Company adopted its 2013 Equity Incentive Plan, as amended, which was amended in December 2013 (as amended, the "Plan"). Under the Plan, the Administrator of the Plan, which is the compensation committee of the Company's board of directors, may grant up to 7,500,000 stock options, restricted stock, restricted stock units and other incentive awards to employees, officers, non-employee directors, and consultants, and such options or awards may be designated as incentive or non-qualified stock options at the discretion of the Administrator. Employee stock option grants have 5-year terms and vest 1/4th on the anniversary of the vesting commencement date and 1/36th monthly thereafter, over a 3-year period. Stock options granted to our Board of Directors have 5-year terms and vest monthly over two years from the vesting commencement date. Certain stock option awards have accelerated vesting provisions in the event of a change in control and/or termination without cause.

Table of Content
Global Eagle Entertainment Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Fair values of the stock options at September 30, 2014 and 2013 were determined using the Black-Scholes model and the following weighted average level 3 assumptions:

	Nine Months Ended September 30,
	2014	2013
Common stock price on grant date	$11.42	$9.82
Expected life (in years)	4.00	4.00
Risk-free interest rate	1.54%	0.99%
Expected stock volatility	59%	55%
Expected dividend yield	—%	—%
Fair value of stock options granted	$5.15	$4.13

Stock option activity for the nine months ended September 30, 2014 is as follows:

Global Eagle Stock Option Plan	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at January 1, 2014	5,285,000	$10.86
Granted	1,885,000	$11.42
Exercised	(117,708)	$9.33
Forfeited	(737,292)	$13.43
Outstanding at September 30, 2014	6,315,000	$10.76	3.88	$6.27
Vested and expected to vest at September 30, 2014	5,520,169	$10.69	3.78	$5.69
Exercisable at September 30, 2014	1,707,535	$10.24	2.98	$2.12

Restricted stock units

The grant date fair value of an RSU equaled the closing price of our common stock on the grant date. During the three months ended September 30, 2014, the Company granted certain employees performance units in the form of RSUs. A performance unit gives the recipient the right to receive common stock that is contingent upon achievement of specified pre-determined performance target for fiscal 2014 and the continuation of employment for a period of one year from the grant date. The number of shares issuable upon the completion of the performance period could be 0 shares, 38,843 shares or 77,687 share of the Company’s common stock contingent upon the level of achievement of the performance target. The following summarizes select information regarding our RSUs during the nine months ended September 30, 2014:

	Units	Weighted Average Grant date Fair Value	Aggregate Intrinsic Value (in millions)
Outstanding at January 1, 2014	—	$—
Granted	127,687	$14.54
Vested	—	$—
Forfeited	—	$—
Balance nonvested at September 30, 2014	127,687	$14.54	$1.43
Vested and expected to vest at September 30, 2014	105,911	$14.54	$1.19

Stock-based Compensation Expense

Stock-based compensation expense related to all employee and non-employee stock-based awards for the three and nine months ended September 30, 2014 and 2013 were as follow, (in thousands):

Table of Content
Global Eagle Entertainment Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Stock-based compensation expense:
Cost of services	$6	$—	$6	$—
Sales and marketing expenses	14	—	14	—
Product development	53	—	53	—
General and administrative	1,823	526	6,412	1,902
Total stock-based compensation expense	$1,896	$526	$6,485	$1,902

Warrants

In conjunction with the Business Combination, on January 31, 2013, the Company converted 21,062,500 Row 44 warrants to warrants to purchase up to 721,600 shares of Global Eagle common stock. The following is a summary of all Row 44 warrants converted to warrants to purchase GEE common stock (exercise price per warrant and number of warrants presented using the conversion ratio to Global Eagle common stock used in the Row 44 Merger) outstanding at September 30, 2014:

	Weighted Average Exercise Price per Warrant	Number of Warrants (as converted)	Weighted Average Remaining Life (in years)
Common stock warrants	$9.45	721,600	2.37
Series C Preferred stock warrants	$8.74	734,451	2.68

The following is a summary of warrants originally issued by GEAC, including public and privately placed warrants, for the nine months ended September 30, 2014:

Global Eagle Warrants	Number of Warrants	Weighted Average Exercise price	Weighted Average Remaining Contractual Term (in years)
Outstanding at January 1, 2014	23,237,717	$11.5
Granted	—	—
Exercised	(3,400)	11.5
Purchased	(403,054)	11.5
Exchanged	(12,682,755)	11.5
Forfeited	—	—
Outstanding and exercisable at September 30, 2014	10,148,508	$11.5	3.34

On September 11, 2014, the Company completed an offer to all holders of the Company’s outstanding warrants exercisable for shares of the Company’s common stock, that were originally issued by GEAC and which have an exercise price of $11.50 per share (the “Warrants”), to receive 0.3333 Shares in exchange for every Warrant tendered by the holders thereof (approximately one Share for every three Warrants tendered), up to a maximum of 15,000,000 Warrants. On September 11, 2014, the Company issued 4,227,187 shares of common stock in exchange for 12,682,755 Warrants and recognized a gain on the exchange of approximately $0.8 million included in change in fair value of financial instruction instruments in the condensed consolidated statements of operations for the three and nine months ended September 30, 2014.

The Company accounts for 10,148,508 of GEAC's warrants as derivative liabilities at September 30, 2014. During the three and nine months ended September 30, 2014, the Company recorded approximately $5.3 million of expense and $0.6 million of income, respectively in the consolidated statements of operations as a result of the remeasurement of these warrants at balance sheet date until exercised. The fair value of warrants issued by the Company has been estimated using the warrants' quoted public market price. In the event the Company’s closing stock price is at or above $17.50 for twenty of thirty consecutive trading days,

Table of Content
Global Eagle Entertainment Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

the Company can call the 10,148,508 public warrants and force the holders to exercise their warrants at $11.50 per share, with estimated proceeds of approximately $116.7 million.

During the nine months ended September 30, 2014, the Board of Directors (the “Board”) authorized the Company to repurchase up to $25.0 million of GEE's public warrants. As of September 30, 2014, $23.6 million was available for warrants repurchases under this authorization. The amount the Company spends and the number of warrants repurchased varies based on a variety of factors including the stock price and blackout periods in which we are restricted from repurchasing warrants.

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
Income tax expense for the three months ended September 30, 2014 and 2013 was $1.5 million and $1.2 million respectively. For the nine months ended September 30, 2014 and 2013, income tax expense was $3.6 million and $1.8 million, respectively.
As of September 30, 2014 and December 31, 2013 the Company has recorded a valuation allowance of $59.1 million and $50.8 million against its domestic and foreign deferred tax assets, respectively, due to the uncertainties over its ability to realize future taxable income in those jurisdictions. As of September 30, 2014, the valuation allowance on domestic and foreign deferred tax assets were $57.4 million and $1.7 million, respectively.
In connection with the acquisitions of AIA and IFES, the Company recorded net deferred tax liabilities of $22.2 million and $6.0 million, respectively.
As of September 30, 2014 and December 31, 2013, the Company had federal net operating loss carry-forwards ("NOLs") of $119.5 million and $102.2 million, respectively, and state net operating loss carry-forwards of $55.4 million and $58.9 million, respectively, which losses will begin to expire during the fiscal years ending in December 31, 2028 and 2018, respectively. These NOLs may be used to offset future taxable income, to the extent the Company generates any taxable income, and thereby reduce or eliminate future federal income taxes otherwise payable. Section 382 of the Internal Revenue Code imposes limitations on a corporation's ability to utilize NOLs if it experiences an ownership change as defined in Section 382. In general terms, an ownership change may result from transactions increasing the ownership of certain stockholders in the stock of a corporation by more than 50% over a three year period. In the event that an ownership change has occurred, or were to occur, utilization of the Company's NOLs would be subject to an annual limitation under Section 382 as determined by multiplying the value of the Company's stock at the time of the ownership change by the applicable long-term tax-exempt rate as defined in the Internal Revenue Code. Any unused annual limitation may be carried over to later years. The Company could experience an ownership change under Section 382 as a result of events in the past in combination with events in the future. If so, the use of the Company's NOLs, or a portion thereof, against future taxable income may be subject to an annual limitation under Section 382, which may result in expiration of a portion of the NOLs before utilization. Therefore, the Company could be liable for income taxes sooner than otherwise would be true if the Company were not subject to Section 382 limitations. The Company plans to perform a study to determine the extent of the limitation, if any. Any carry-forwards that expire prior to utilization as a result of such limitations will be removed, if applicable, from deferred tax assets with a corresponding reduction of the valuation allowance. Currently, the Company expects the utilization of our net operating loss and tax credit carry-forwards in the near term to be affected by certain limitations placed on these carry-forwards as a result of our previous ownership changes with PAR Capital.

As of September 30, 2014, the Company intends to reinvest the foreign earnings of its subsidiaries on an indefinite basis. As a result, deferred taxes have not been established for unremitted earnings of foreign subsidiaries.

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

On November 4, 2014, the Company received an assessment notice comprising tax, interest and penalties from the Canadian Revenue Agency (CRA) for the tax years 2009 through 2011. Management is reviewing the assessment to determine if the underlying position proposed by the CRA has merit. As of September 30, 2014, the Company has not accrued tax expense with regard to the amount of this assessment. Although management believes the technical merit of the tax positions taken on the tax returns filed with the CRA for 2009 through 2011 meet a more-likely-than-not standard, any additional facts, circumstances and information provided for in the assessment may give rise to a material charge to the Company’s income tax provision and corresponding financial statements during the three months ending December 31, 2014 and beyond.

The Company does not expect its uncertain tax position to materially change through the end of 2014.  As of September 30, 2014, the Company has recorded a $1.7 million cumulative liability for uncertain income tax positions including accumulated interest and penalties of $0.7 million.

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

As of December 31, 2013, the principal and accrued interest outstanding on the bank loan was $3.4 million. As of September 30, 2014, there were no outstanding principal or accrued interest balance on the note.

Subordinated bank loan

AIA held a note payable of $2.6 million for mezzanine financing obtained through a financing program of Capital Efficiency Group AG, Zug, Switzerland. This financing program matured in March 2014. The interest rate was 8.8% per year. A payment of 1% had to be made each year and interest of 7.8% on the principal had to be paid every quarter. As of September 30, 2014, there were no outstanding principal or accrued interest balance on the note.

Bank Debt

With the acquisition of PMG in July 2013, the Company assumed approximately $3.3 million of debt in the form a $1.5 million term loan (the “Term Loan”) and a $1.8 million line of credit (the “LOC”) with a bank. The Term Loan and LOC mature in October 2017 and 2014, respectively, and bear interest at a rate equal to the bank’s reference rate, which was approximately 5.00% during the quarter ended September 30, 2014, or the bank’s current prime rate. The LOC matures in December 2014, and bears interest. Interest is paid on a monthly basis. Accrued interest on the Term Loan and LOC was $0.0 million at September 30, 2014. As of September 30, 2014, the principal balance outstanding on the Term Loan and the LOC were $1.1 million and $1.3 million respectively.

Table of Content
Global Eagle Entertainment Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

With the acquisition of IFES on October 18, 2013, the Company assumed approximately $1.3 million of debt in the form of two facility letters for a commercial mortgage loan with a bank for $0.2 million and $1.1 million. The mortgage letters mature in October 2014 and 2032, respectively, and bear interest at a rate equal to the bank’s base rate, which was approximately 3.25% during the year ended December 31, 2013. Interest is paid on a monthly basis. Accrued interest on the credit facilities was $0.0 million. As of September 30, 2014, there was $1.0 million in borrowings outstanding under facility letters.

The following is a schedule, by year, of future minimum principal payments required under notes payable and bank debts as of September 30, 2014 (in thousands):

Years Ending December 31,	Amount
2014 (remaining three months)	$2,511
2015	124
2016	112
2017	101
2018	101
2019	507
Total	$3,456

Note 13. Concentrations

Concentrations of Credit and Business Risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash and cash equivalents and accounts receivable.

At September 30, 2014 and December 31, 2013, the Company's cash and cash equivalents were maintained primarily with major U.S. financial institutions and foreign banks. Deposits with these institutions at times exceed the federally insured limits, which potentially subjects the Company to concentration of credit risk. The Company has not experienced any losses related to these balances and believes that there is minimal risk.

A substantial portion of the Company's revenue is generated through arrangements with one airline customer. The Company may not be successful in renewing these agreements, or if they are renewed, they may not be on terms as favorable as current agreements. The percentage of revenue generated through the customer representing more than 10% of consolidated revenue is as follows:

	Nine Months Ended September 30,
	2014	2013
Southwest Airlines	22%	14%

No other customer accounted for revenues greater than 10% for the two periods presented.

Note 14. Restructuring

The Company records the cost reduction plan activities in accordance with the Accounting Standards Codification (ASC), including ASC 420 Exit or Disposal Cost Obligations, ASC 712 Compensation-Nonretirement Postemployment Benefits and ASC 360 Property, Plant, and Equipment (Impairment or Disposal of Long-Lived Assets).

During the third quarter ended September 30, 2014, the Company implemented a plan to improve operational efficiencies, which included the closure of its German-based operations and facilities, centralization of its international financial operations, and realignment of its international and U.S. tax structure (the “Plan”). During the three months ended September 30, 2014 and in conjunction with the Plan, the Company committed to a reduction in force. As of September 23, 2014, the Company

Table of Content
Global Eagle Entertainment Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

communicated the reduction to affected employees. The Company anticipates that it will substantially complete the implementation of its Plan by the first half of 2015.

The Company currently estimates that $4.7 million to $5.2 million of restructuring charges will be incurred in connection with the Plan, including:

(1)
The Company estimates that it will incur total expenses relating to employee termination benefits, which primarily include severance and transitional-related expenses, of approximately $2.7 million, all of which represents cash expenditures. Of this amount, the Company expects to record $0.4 to $0.7 million in the first quarter of 2015.

(2)
In connection with the closure of its German operations pursuant to the Plan, the Company expects disposals of approximately 11,000 square feet of leased facilities in Duisburg and Munich, Germany, representing approximately 6% of its global facilities square footage. The Company expects to incur approximately $0.5 million in the aggregate facilities disposal charges pursuant to the Plan, beginning in the three months ended September 30, 2014 and throughout the first quarter of 2015.

(3)
Beginning in the third quarter of 2014 through the first half of 2015, the Company anticipates incurring periodic restructuring expenditures in an aggregate amount of $1.5 to $2.0 million, comprised of legal and professional fees associated with the execution of the Plan.

The following table summarizes the charges recorded during the three and nine months ended September 30, 2014 related to the restructuring plan by type of activity (in thousands):

	Termination benefits	Leases and other contractual obligations	Other	Total

Restructuring charges	$2,029	$336	$241	$2,606
Total Restructuring charges	$2,029	$336	$241	$2,606

The following table summarizes the charges and spending relating to the restructuring plan (in thousands):

	Termination Costs	Leases and other contractual obligations	Other	Total
Restructuring reserves as of January 1, 2014	$—	$—	$—	$—

Expense	2,029	336	241	2,606
Payments	(973)	(207)	—	(1,180)
Restructuring reserves as of September 30, 2014	$1,056	$129	$241	$1,426

Note 15. Subsequent Events

In October 2014, the Company entered into a ten-year agreement with SES S.A. for satellite capacity starting in the first half of 2015. The agreement with SES S.A. will provide the Company with global satellite coverage and the ability to participate in future technology improvements in Ku-band satellite solutions.

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

These forward-looking statements are based on information available to us as of the date of this Quarterly Report on Form 10-Q and on our current expectations, forecasts and assumptions, and involve substantial risks and uncertainties. Actual results may vary materially from those expressed or implied by the forward looking statements herein due to a variety of factors, including: our ability to integrate our recently acquired businesses, the ability of the combined business to grow, including through acquisitions which we are able to successfully integrate, and the ability of our executive officers to manage growth profitably; the ability of our executive officers to recognize changing trends in the systems, services and business model requirements of our current and potential future customers; the ability of our customer Southwest Airlines to maintain a sponsor for its “TV Flies Free” offering and our ability to replicate this model through other sponsorship alliances; the ability of our content segment to provide unique content curation and delivery services attractive to non-theatrical customers, including the airlines; the outcome of any legal proceedings pending or that may be instituted against us, changes in laws or regulations that apply to us or our industry; our ability to recognize and timely implement future technologies in the content delivery space, including wireless content delivery, and the satellite connectivity space, including Ka-band system development and deployment; our ability to deliver end-to-end network performance sufficient to meet increasing airline customer and passenger demand; our ability to obtain and maintain international authorizations to operate our connectivity service over the airspace of foreign jurisdictions our customers utilize; our ability to expand our service offerings and deliver on our service roadmap; our ability to timely and cost-effectively identify and license television, audio and media content that airlines and/or and media content that passengers will purchase; general economic and technological circumstances in the satellite transponder market, including access to transponder space in capacity limited regions and successful launch of replacement transponder capacity where applicable; our ability to obtain and maintain licenses for content used on legacy installed in-flight entertainment systems and next generation in-flight entertainment systems; the loss of, or failure to realize benefits from, agreements with our airline partners; the loss of relationships with original equipment manufacturers or dealers; unfavorable economic conditions in the airline industry and economy as a whole and in particular arising from sanctions against Russia and the instability in the Middle East; our ability to expand our domestic or international operations, including our ability to grow our business with current and potential future airline partners or successfully partner with satellite service providers, including Hughes Network Systems and SES S.A.; our reliance on third-party satellite service providers and equipment and other suppliers, including single source providers and suppliers; the effects of service interruptions or delays, technology failures, material defects or errors in our software or hardware, damage to our network resources, disruption of our content delivery systems or geopolitical restrictions; the limited operating history of our connectivity and in-flight television and media products; costs associated with defending pending or future intellectual property infringement actions and other litigation or claims; increases in our projected capital expenditures due to, among other things, unexpected costs incurred in connection with the roll out of our technology roadmap or our international plan of expansion, including managing rapid changes in available competitive technologies and research and development of such technologies; fluctuation in our operating results; the demand for in-flight broadband Internet access services and market acceptance for our products and services; and other risks and uncertainties set forth herein and in our most recent Annual Report on Form 10-K, as amended, and any subsequently filed Quarterly Reports on Form 10-Q. We do not undertake any obligation to update forward-looking statements as a result of as a result of new information, future events or developments or otherwise.

The following discussion and analysis of our business and results of operations for the three and nine months ended September 30, 2014, and our financial conditions at that date, should be read in conjunction with the financial statements and the notes thereto included in Item 1 of this Quarterly Report on Form 10-Q and our 2013 Form 10-K.

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

For the nine months ended September 30, 2014 and 2013, we reported revenue of $286.7 million and $179.9 million, respectively. For the nine months ended September 30, 2014 and 2013, our Content operating segment accounted for 72% and 69% of our total revenue, respectively, and our Connectivity operating segment accounted for 28% and 31%, respectively. For the nine months ended September 30, 2014 and 2013, one airline customer, Southwest Airlines, accounted for 22% and 14% of our consolidated revenues, respectively.

Basis of Presentation

This analysis is presented on a consolidated basis. In addition, a brief description is provided of significant transactions and events that have an impact on the comparability of the results being analyzed. Since Row 44 was deemed the accounting acquirer in the Business Combination consummated on January 31, 2013, the presented financial information for the three and nine months ended September 30, 2014 is only partially comparable to the financial information for the three and nine months ended September 30, 2013. The presented financial information for the nine months ended September 30, 2013 includes the financial information and activities of Row 44 for the period January 1, 2013 to September 30, 2013 (273 days) as well as the financial information and activities of GEE and AIA for the period January 31, 2013 to September 30, 2013 (243 days) and PMG for the period July 10, 2013 to September 30, 2013 (83 days). We acquired IFES subsequent to September 30, 2013, and its financial information is therefore not included in the September 30, 2013 financial information herein. This lack of comparability needs to be taken into account when reading the discussion and analysis of our results of operations and cash flows. Furthermore, the presented financial information for the three and nine months ended September 30, 2013 also contains one-time costs that are directly associated with our Business Combination on January 31, 2013 such as professional fees to support the Company's new and complex legal, tax, statutory and reporting requirements following the Business Combination.

Opportunities, Challenges and Risks

For the nine months ended September 30, 2014, we derived the majority of our revenue through the licensing and related services from our Content operating segment, and secondarily from Wi-Fi Internet service and the sale of equipment to airlines from our Connectivity operating segment. For the nine months periods ended September 30, 2014 and 2013, the vast majority of our equipment and Wi-Fi Internet service revenues were generated by two airlines, Southwest Airlines and Norwegian Air Shuttle.

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

As technology continues to evolve, we believe that there are opportunities to expand our services by adding more content in a greater variety of formats. Currently, our Content and Connectivity operating segments are separate platforms; however, we believe there is an opportunity to diversify our revenue long-term by cross leveraging these services, including offering a greater variety of premium paid content across our Connectivity platform. For example, we acquired AIA, PMG and IFES in 2013 to accelerate our paid premium content opportunity. More recently, we developed a system, WISE, that enables airlines to provide in-cabin Wi-Fi delivery of content to airline passengers hand-held personal devices. Our first implementation of WISE launched on a commercial airline during the second quarter of 2014. In addition, we announced our restructuring plan in September 2014 (the “Plan”), and we expect to realize significant cost savings from the Plan and other initiatives as we integrate the operations of Row 44, AIA, PMG, and IFES throughout the first half of 2015. Conversely, the evolution of technology presents an inherent risk to our Content and Connectivity operating segments.  Today, we see large opportunities to expand our connectivity services in parts of the world where we will need to make substantial investments to improve our current service offerings. As a result, we expect to make significant product development investments to our existing connectivity technology solutions over the next twelve to eighteen months to address these opportunities. In addition, our Connectivity platform utilizes leading satellite Ku-band systems and equipment today; however, with the introduction and evolution of more competitive technologies such as GSM and Ka-band satellite solutions, our current technology may become obsolete, too expensive and or outdated.  In October 2014, we entered into a ten-year agreement with SES S.A. for satellite capacity starting in the first half of 2015. The agreement with SES S.A. will provide us with global satellite coverage and the ability to participate in future technology improvements in Ku-band satellite solutions. However, there is no guarantee that our existing or future satellite providers or solutions will be adequate to address our competitors, and as a result we may lose customers to our competitors who offer more technologically evolved and or less costly connectivity systems in the future.  In addition, the future growth in our Content operating segment relies heavily on our airline customers continuing to utilize onboard in-flight entertainment (“IFE”) systems for their passengers to watch media content.  With the emergence and increased use of hand-held personal devices by airline passengers, our airline customers may decide to decrease the media content onboard IFE systems, and/or discontinue the use of IFE systems indefinitely.  This would adversely impact the future growth of our Content operating segment.

The use of our connectivity equipment on our customer’s planes is subject to regulatory approvals, such as a Supplemental Type Certificate, or “STC” that are imposed by agencies such as the Federal Aviation Agency (“FAA”) and the European Aviation Safety Agency (“EASA”). The costs to obtain an STC can be significant, and vary by plane type and customer location. As of September 30, 2014, we have STCs to operate our equipment on several plane types, including Boeing’s 737 next generation family and the Boeing 757 family. Recently, we began work on an STC for Air China’s Boeing 777 and a separate STC for the Airbus A320 family, the costs of which have been in excess of $1.0 million as of September 30, 2014. While we believe we will be successful in obtaining the Air China STC approval, there is a risk that neither the FAA nor EASA will approve this STC on a timely basis, if at all, and as a result, it could negatively impact our growth, relationships, and ability to deploy our future connectivity services with Air China and or other customers. To partially address the risk and costs of obtaining STCs in the future, we recently signed an agreement with Boeing to commence the process for offering our connectivity equipment on a line-fit basis for Boeing’s 737 MAX and 787 models. We also expect to undertake similar line-fit initiatives with other plane manufacturers such as Airbus in the near term. As a result, we expect to incur significant product development expenses over the next twelve to eighteen months as we invest in these long-term line-fit opportunities, which we believe will improve our long term ability to onboard our connectivity equipment on new plane types in a more scalable and cost-effective manner.

In April 2014, the Company completed the purchase of the remaining 6.0% of the outstanding shares of AIA not already owned by us for an aggregate cash consideration of approximately $21.7 million, including approximately $0.6 million of transaction costs. In September 2014, we announced our Plan to restructure our operations. Beginning in the third quarter of 2014, we incurred approximately $2.6 million in restructuring charges and we expect to incur significant professional fees and personnel costs pursuant to the Plan and additional initiatives to integrate the operations of AIA through the first half of 2015.  We also expect to realize significant cost savings as a result of integrating the operations of AIA over the same period.

In August 2014, the Company purchased substantially all the assets of Purple Inflight Entertainment Private Ltd. (“Purple”) in exchange for approximately $0.5 million in cash. The Company acquired the assets of Purple to further expand its leadership in delivering Indian-based content. While we believe that a part of the future revenue growth in our content business will come from increased licensing of foreign-based content, there is no guarantee that our customers will purchase more foreign-based content in the future.

The success of our Content segment depends in part on our ability to offer audio and music programming to our airline customers and passengers. We have been and currently are subject to lawsuits by parties claiming that certain audio and music programming offerings infringe the copyright and other intellectual property rights of such parties, and we may be subject to additional audio and music programming rights lawsuits in the future.  We have incurred costs to defend and settle such lawsuits to-date, and may incur additional costs in the future. We may also be subject to injunctive relief and our having to pay damages.

We are significantly dependent on certain key suppliers. As of September 30, 2014, the Connectivity operating segment purchased its satellite bandwidth from a single supplier, Hughes Network Systems, which also provides us with certain equipment and servers required to deliver the satellite stream, rack space at the supplier's data centers to house the equipment and servers and network operations service support. In October 2014, we announced a long-term agreement with SES S.A committing to the purchase additional satellite capacity over the term of the agreement. We also purchase radomes, satellite antenna systems and rings from single suppliers. Any interruption in supply from these significant vendors could have a material impact on our ability to provide connectivity services to airline customers. In addition and to the extent that we cannot grow our Connectivity customer base to cover our minimum bandwidth commitments in the future, our Connectivity cost of sales, as a percentage of corresponding revenue, could decline when compared to historical results.

Our consolidated cost of sales, the largest component of our operating expenses, can vary from period to period, particularly as a percentage of revenue, based upon the mix of the underlying equipment and service revenues we generate. For example and during the three months ended June 30, 2014, we implemented new Content-related services for two new significant airline customers, which negatively impacted our Content contribution margin during the three months ended June 30, 2014 when compared to the three months ended March 31, 2014. Contribution margins for new Content customers are generally small in the early phases of Content services, but typically grow as we implement new and value-added services over time. As a result, we expect that our Content costs of sales as a percentage of our Content revenue will continue to improve throughout the remainder of 2014 when compared to three months ended June 30, 2014 largely due to the expected growth of our Content services revenue over the same period.

In July 2013, our customer Southwest Airlines announced “TV Flies Free” under which Southwest passengers using Internet-ready personal devices have free access to live television and up to 75 on-demand shows on the airline's Wi-Fi-enabled aircraft powered by GEE. TV Flies Free is currently sponsored by DISH Network Corporation through December 31, 2014. Although DISH has indicated that it will not be continuing its full sponsorship, under the current terms and beyond 2014, discussions currently are taking place with alternative potential sponsors, and we are optimistic that, at a minimum, a significant portion of the current level of sponsorship will be provided by one or more parties in 2015.  A significant amount of the revenue we generate from the TV Flies Free program is indirectly provided by the program’s sponsor.  Should sponsorship revenue not be available to Southwest Airlines from DISH or other parties, Southwest Airlines is under no contractual obligation to offer free access to live television and on-demand shows to its passengers, but would be obligated to pay us for the service if it wished to make the service available for free to its passengers. The level of revenues we receive from Southwest Airlines for live television and on-demand shows will depend on the availability of sponsorship revenue and Southwest Airlines’ decision on whether or not to make the product available for free to its passengers in the absence of sponsorship revenue.

In connection with our Business Combination in the first quarter of 2013, we assumed approximately $22.0 million of accrued expense obligations and incurred an incremental $12.0 million in one-time fees associated with the transaction. We incurred approximately $3.5 million of additional operating expenses in the fourth quarter of 2013 related to the addition of personnel, professional fees and systems to build our infrastructure to support our public company compliance and certain corporate alignment initiatives in the latter half of 2013. We believe that factors such as these will continue to constrain our operating margin growth in the short-term as we increase our investment in new business initiatives, such as restructuring efforts under our Plan and other integration activities of our 2013 acquisitions of AIA, PMG and IFES throughout the remainder of 2014 through the first half of 2015 to support future growth.

For the nine months ended September 30, 2014, a substantial amount of our Connectivity revenue was derived from airlines located in the United States. While our Connectivity revenue is primarily generated through airlines based in the United States today, we believe that there is an opportunity in the longer term for us to significantly expand our Connectivity operating segment's service offerings to airlines based in countries outside of the United States. More recently, we began installing our Connectivity services on two airlines based in Russia, and we recently announced partnerships with China Telecom Communications Co., LTD and IP Star International PTE Limited, an affiliate of Thaicom, to jointly work to expand our Connectivity services within the broader Asia market. We plan to further expand our Connectivity operations internationally to address this opportunity. As we expand our business internationally, we may incur additional expenses associated with this growth initiative.

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

Equipment. Equipment cost of sales are substantially comprised of the costs paid to procure our equipment for services. Equipment costs are principally comprised of the costs we pay to third parties to facilitate our equipment orders, and are originally classified as inventory on our balance sheet upon receipt of goods. Upon sale, equipment costs of sales are recorded when title and risk of loss pass to the customer, which is aligned with our equipment revenue recognition. As we near the completion of equipping the current Southwest Airlines fleet for our services in 2014, we expect that equipment costs of sales will decline in the first half of 2015 as compared to first half of 2014 and 2013.

Services. Service costs of sales principally consist of the costs of satellite service and support, revenue recognized by us and shared with others as a result of our revenue-sharing arrangements, Internet connection and co-location charges and other platform operating expenses including depreciation of the systems and hardware used to build and operate our platform; and personnel costs related to our network operations, customer service and information technology. As we continue to build out our Connectivity services platform and expand our satellite coverage globally, including our recent announcement with SES S.A. to expand our existing satellite coverage over the next ten years, we anticipate that our service costs will increase when compared to historical periods. Our services cost of sales are dependent on a number of factors, including the amount of satellite coverage and bandwidth required to operate our services and the number of partners we share our corresponding revenue with.

Content Segment Cost of Sales

Content segment cost of sales principally consists of licensing fees paid to acquire content rights for the airline industry, and to a lesser extent service and personnel costs to support our Content business.

Sales and Marketing

Sales and marketing expenses consist primarily of sales and marketing personnel costs, sales support, public relations, advertising, marketing and general promotional expenditures. Fluctuations in our sales and marketing expenses are generally the result of our efforts to support the growth in our businesses, including expenses required to support the expansion of our direct sales force. We currently anticipate that our sales and marketing expenses will continue to increase in the near term when compared to 2013 as we continue to grow our sales and marketing organizations and invest in marketing activities to support the growth of our businesses; however, with the additions of PMG and IFES financial results in the full year of 2014, we expect our sales and marketing costs through 2014 will decrease as a percentage of revenue when compared to 2013.

Product Development

Product development expenses consist primarily of expenses incurred in our software engineering, product development and web portal design activities and related personnel costs. Fluctuations in our product development expenses are generally the result of hiring personnel to support and develop our platform, including the costs to further develop our Connectivity segment platform, timing and scope of our STC efforts, new connectivity product offerings, expenses associated with line-fit offerability and network operations. We currently anticipate that our product development expenses will increase in the near term, and more significantly in 2015, as we continue to hire more product development personnel and further develop our products and offerings to support the growth of our business. However, and for the remainder of 2014, we expect our product development expense to decrease as a percentage of revenue when compared to 2013.

General and Administrative

General and administrative expenses consist primarily of personnel costs from our executive, legal, finance, human resources and information technology organizations and facilities related expenditures, as well as third party professional fees, insurance and bad debt expenses. Professional fees are largely comprised of outside legal, accounting, audit and information technology consulting. For the nine months ended September 30, 2014 and 2013, our allowance for doubtful accounts and bad debt expense were not significant and we expect that this trend will continue in the near term. During the first quarter of 2013, we incurred approximately $12.0 million in one-time professional fees associated with the Business Combination. For the second half of 2013 through September 30, 2014, we experienced increased personnel costs and professional fees related to merger and acquisition activities, including the acquisitions of PMG and IFES in July and October 2013, respectively, and in our efforts to support public company compliance and create synergies between our businesses. As we continue to expand our business and integrate AIA over the remainder of 2014, we anticipate general and administrative expenses will continue to fluctuate in the near term when compared to historical periods.

Restructuring

During the third quarter ended September 30, 2014, the Company implemented a plan to improve operational efficiencies, which included the closure of its German-based operations and facilities, centralization of its international financial operations, and realignment of its international and U.S. tax structure (the “Plan”). During the three months ended September 30, 2014 and in conjunction with the Plan, the Company committed to a reduction in force. As of September 23, 2014, the Company communicated the reduction to affected employees. The Company anticipates that it will substantially complete the implementation of its Plan by the first half of 2015.

The Company currently estimates that $4.7 million to $5.2 million of restructuring charges will be incurred in connection with the Plan, including:

(1)
The Company estimates that it will incur total expenses relating to employee termination benefits, which primarily include severance and transitional-related expenses, of approximately $2.7 million, all of which represents cash expenditures. Of this amount, the Company expects to record $0.4 to $0.7 million in the first quarter of 2015.

(2)
In connection with the closure of its German operations pursuant to the Plan, the Company expects disposals of approximately 11,000 square feet of leased facilities in Duisburg and Munich, Germany, representing approximately 6% of its global facilities square footage. The Company expects to incur approximately $0.5 million in the aggregate facilities disposal charges pursuant to the Plan, beginning in the three months ended September 30, 2014 and throughout the first quarter of 2015.

(3)
Beginning in the third quarter of 2014 through the first half of 2015, the Company anticipates incurring periodic restructuring expenditures in an aggregate amount of $1.5 to $2.0 million, comprised of legal and professional fees associated with the execution of the Plan.

During the three and nine months ended September 30, 2014, we incurred approximately $2.6 million of restructuring costs. We expect that substantially all remaining restructuring actions, discussed above, will be completed and the related estimated costs incurred through the first half of 2015.

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

We currently believe that based on the available information, it is more likely than not that some of our deferred tax assets will not be realized, and accordingly we have recorded a valuation allowance against certain of our federal, state and foreign deferred tax assets. As of September 30, 2014 and December 31, 2013, we had approximately $119.5 million and $102.2 million of federal and $55.4 million and $58.9 million, respectively, of state operating loss carry-forwards available to offset future taxable income which expire in varying amounts beginning in 2026 for federal and 2014 for state purposes if unused. Federal and state laws impose substantial restrictions on the utilization of net operating loss and tax credit carry-forwards in the event of an “ownership change,” as defined in Section 382 of the Internal Revenue Code of 1986, as amended, or the Internal Revenue Code. Currently, we expect the utilization of our net operating loss and tax credit carry-forwards in the near term to be affected by certain limitations placed on these carry-forwards as a result of our previous ownership changes with PAR Capital

Critical Accounting Policies and Estimates

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

Because the accounting acquirer’s common stock was not publicly traded prior to February 1, 2013, we estimated the expected volatility of our awards from the historical volatility of selected public companies within the technology and media industries with comparable characteristics to us, including similarity in size, lines of business, market capitalization, revenue and financial leverage. From our inception through September 30, 2014, the weighted average expected life of options was calculated using the simplified method as prescribed under guidance by the SEC. This decision was based on the lack of relevant historical data due to our limited experience and the lack of an active market for our common stock. The risk free interest rate is based on the implied yield currently available on U.S. Treasury issues with terms approximately equal to the expected life of the option. The expected dividend rate is zero based on the fact that we currently have no history or expectation of paying cash dividends on our common stock. The forfeiture rate is established based on the historical average period of time that options were outstanding and adjusted for expected changes in future exercise patterns.

Results of Operations

The following tables set forth our results of operations for the periods presented. The period-to-period comparison of financial results is not necessarily indicative of future results (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenue	$102,623	$74,518	$286,736	$179,862
Operating expenses:
Cost of sales	73,618	54,002	213,341	139,571
Sales and marketing expenses	3,980	3,758	10,119	8,444
Product development	7,212	2,282	15,561	5,946
General and administrative	17,172	17,056	51,440	53,860
Amortization of intangible assets	6,049	4,221	18,613	8,470
Restructuring charges	2,606	—	2,606	—
Total operating expenses	110,637	81,319	311,680	216,291
Loss from operations	(8,014)	(6,801)	(24,944)	(36,429)
Other income (expense):
Interest income (expense), net	175	(267)	44	(726)
Change in fair value of derivatives	(5,253)	2,233	555	(7,107)
Other income (expense), net	(984)	601	(1,786)	571
Income (loss) before income taxes	(14,076)	(4,234)	(26,131)	(43,691)
Income tax provision (benefit)	1,454	1,161	3,552	1,754
Net income (loss)	(15,530)	(5,395)	(29,683)	(45,445)
Net income (loss) attributable to non-controlling interests	—	158	194	89
Net income (loss) attributable to Global Eagle Entertainment Inc. common stockholders	(15,530)	(5,553)	(29,877)	(45,534)

Net income (loss) per common share - basic	$(0.21)	$(0.10)	$(0.41)	$(0.89)
Net income (loss) per common share - diluted	$(0.21)	$(0.10)	$(0.41)	$(0.89)

Weighted average common shares - basic	72,877	55,166	72,284	51,106
Weighted average common shares - diluted	72,877	55,166	72,284	51,106

The following table provides the depreciation expense included in the above line items (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Cost of sales	567	546	2,197	1,256
Sales and marketing	163	—	377	—
Product development	295	18	580	51
General and administrative	809	542	2,016	1,050
Total depreciation expense	$1,834	$1,106	$5,170	$2,357

The following table provides the stock-based compensation expense included in the above line items (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Stock-based compensation expense:	2014	2013	2014	2013
Cost of sales	$6	$—	$6	$—
Sales and marketing expenses	14	—	14	—
Product development	53	—	53	—
General and administrative	1,823	526	6,412	1,902
Total stock-based compensation expense	$1,896	$526	$6,485	$1,902

The following table provides our results of operations, as a percentage of revenue, for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenue	100%	100%	100%	100%
Operating expenses:
Cost of sales	72%	72%	74%	78%
Sales and marketing expenses	4%	5%	4%	5%
Product development	7%	3%	5%	3%
General and administrative	17%	23%	18%	30%
Amortization of intangible assets	6%	6%	6%	5%
Restructuring charges	3%	—%	1%	—%
Total operating expenses	108%	109%	109%	120%
Loss from operations	(8)%	(9)%	(9)%	(20)%
Other income (expense), net	(6)%	3%	—%	(4)%
Income (loss) before income taxes	(14)%	(6)%	(9)%	(24)%
Income tax expense	1%	2%	1%	1%
Net income (loss)	(15)%	(7)%	(10)%	(25)%
Net income attributable to non-controlling interests	—%	—%	—%	—%
Net income (loss) attributable to common stockholders	(15)%	(7)%	(10)%	(25)%

Three Months Ended September 30, 2014 Compared To Three Months Ended September 30, 2013

Operating Segments

Segment revenue, expenses and contribution profit for the three months ended September 30, 2014 and 2013 derived from the Company's Content and Connectivity segments were as follows (in thousands):

	Three Months Ended September 30,
	2014			2013
	Content	Connectivity	Consolidated	Content	Connectivity	Consolidated
Revenue:
Licensing	$60,907	—	$60,907	$44,645	$—	$44,645
Service	10,603	19,933	30,536	8,796	16,218	25,014
Equipment	—	11,180	11,180	—	4,859	4,859
Total revenue	71,510	31,113	102,623	53,441	21,077	74,518
Operating expenses:
Cost of sales	50,596	23,022	73,618	38,809	15,193	54,002
Contribution profit	20,914	8,091	29,005	14,632	5,884	20,516
Other operating expenses			37,019			27,317
Loss from operations			$(8,014)			$(6,801)

Revenue

Connectivity operating segment revenue was as follows (in thousands):

	Three Months Ended September 30,		% Change
	2014	2013	2013 to 2014
Service revenue	$19,933	$16,218	22.9%
Equipment revenue	11,180	4,859	130.1%
Total revenue Connectivity segment	$31,113	$21,077	47.6%

Connectivity Service Revenue
Connectivity service revenue increased $3.7 million, or 23%, to $19.9 million for the three months ended September 30, 2014, as compared to $16.2 million for the three months ended September 30, 2013. The increase was principally due to the growth in users of our Wi-Fi Internet services on Southwest Airlines, which was driven by a higher number of Southwest planes offering our Connectivity services in 2014 as compared to 2013.

Connectivity Equipment Revenue
Connectivity equipment revenue increased by $6.3 million, or 130%, to $11.2 million for the three months ended September 30, 2014, as compared to $4.9 million for the three months ended September 30, 2013. The increase was primarily due to the timing of equipment installations on newly commissioned planes for the Southwest Airlines fleet and NOK Air.

Content operating segment revenue was as follows (in thousands):

	Three Months Ended September 30,		% Change
	2014	2013	2013 to 2014
Licensing revenue	$60,907	$44,645	36.4%
Service revenue	10,603	8,796	20.5%
Total revenue Content segment	$71,510	$53,441	33.8%

Content Licensing Revenue
Content licensing revenue increased $16.3 million, or 36%, to $60.9 million for the three months ended September 30, 2014 as compared to $44.6 million for the three months ended September 30, 2013. The increase was primarily due to the acquisition of IFES, which we acquired on October 18, 2013 and was not part of our operations as of September 30, 2013. IFES generated $8.5 million of licensing revenue in the three months ended September 30, 2014. The remaining increase of $7.8 million was largely due to the addition of new Content customers throughout the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013.

Content Service Revenue
Content service revenue increased $1.8 million, or 21%, to $10.6 million for the three months ended September 30, 2014, as compared to $8.8 million for the three months ended September 30, 2013. The increase was primarily due to the acquisition of IFES, which we acquired on October 18, 2013 and was not part of our operations as of September 30, 2014. IFES generated $2.0 million of content service revenue in the three months ended September 30, 2014.

Cost of Sales

Connectivity operating segment cost of sales was as follows (in thousands):

	Three Months Ended September 30,		% Change
	2014	2013	2013 to 2014
Service cost of sales	$13,428	$11,388	17.9%
Equipment cost of sales	9,594	3,805	152.1%
Total Connectivity cost of sales	$23,022	$15,193	51.5%

Connectivity cost of sales increased $7.8 million, or 52%, to $23.0 million for the three months ended September 30, 2014 compared to $15.2 million for the three months ended September 30, 2013 due to a $5.8 million increase in Connectivity equipment cost of sales and a $2.0 million increase in Connectivity service cost of sales. The increase in equipment cost of sales was principally due to an increase in equipment revenue over the same period as a result of the timing of equipment shipments on newly commissioned planes on the Southwest Airlines and NOK Air fleets, which was did not exist in 2013. The increase in service cost of sales was principally due to higher satellite bandwidth costs to support the growth in our Connectivity service revenue during the same period.

As a percentage of Connectivity equipment revenue, Connectivity equipment cost of sales was 85.8% during the three months ended September 30, 2014 compared to 78.3% during the three months ended September 30, 2013, a decrease of 7.5%. The period to period improvement in equipment contribution margin was largely due to higher equipment revenue from newer customers, such as NOK Air, which have higher margins than other airlines, during the three months ended September 30, 2014 versus the three months ended September 30, 2013.

As a percentage of Connectivity service revenue, Connectivity service cost of sales was 67.4% during the three months ended September 30, 2014, as compared to 70.2% for the three months ended September 30, 2013, an improvement of 280 basis points. The period to period improvement in contribution margin was largely due to higher service revenue from increased take rates and passenger usage on Southwest Airlines during the three months ended September 30, 2014 versus the three months ended September 30, 2013.

Content operating segment cost of sales was as follows (in thousands):

	Three Months Ended September 30,		% Change
	2014	2013	2013 to 2014
Content cost of sales	$50,596	38,809	30.4%

Content cost of sales increased $11.8 million, or 30%, to $50.6 million for the three months ended September 30, 2014, as compared to $38.8 million for the three months ended September 30, 2013. Consistent with the change in Content revenue over the same period, the increase was primarily due to the acquisition of IFES, which we acquired on October 18, 2013 and was not part of our operations as of September 30, 2013. IFES incurred $6.9 million of content licensing cost of sales in the three months ended September 30, 2014. Offsetting this was a decrease of approximately $2.3 million in amortization expense associated with acquired content rights from the acquisition of AIA during the three months ended September 30, 2014 when compared to three months ended September 30, 2013. The remaining increase of $7.2 million was largely due to higher cost of sales as a result of the increase in service revenues from newer Content customers during the three months ended September 30, 2014 as compared to three months ended September 30, 2013.

As a percentage of Content revenue, Content licensing cost of sales was 70.8% during the three months ended September 30, 2014 as compared to 72.6% in the three months ended September 30, 2013, an improvement of 180 basis points. The slight improvement was largely due to a higher mix of content revenue under fixed costs arrangements with the studios during the three months ended September 30, 2014.

Other Operating Expenses

Other operating expenses were as follows (in thousands):

	Three Months Ended September 30,		% Change
	2014	2013	2012 to 2013
Sales and marketing expenses	$3,980	$3,758	5.9%
Product development	7,212	2,282	216.0%
General and administrative	17,172	17,056	0.7%
Amortization of intangible assets	6,049	4,221	43.3%
Restructuring charges	2,606	—	100.0%

Sales and Marketing Expenses

Sales and marketing expenses increased $0.2 million, or 5.9%, to $4.0 million for the three months ended September 30, 2014 as compared to $3.8 million for the three months ended September 30, 2013. The increase was largely due to the acquisitions of IFES, which we acquired on October 18, 2013 and was not part of our operations as of September 30, 2013. IFES incurred $0.1 million of sales and marketing expenses during the three months ended September 30, 2014.

Product Development

Product development expenses increased $4.9 million, or 216.0%, to $7.2 million for the three months ended September 30, 2014 compared to $2.3 million for the three months ended September 30, 2013. The period to period change was largely due to an increase of $3.0 million related to product development consulting fees and personnel costs, $0.7 million relating to test equipment, and $0.6 million in travel related costs. These increases were primarily to support the continued development of our W-Fi Internet portal and network operations and expansion in product development efforts to support the launch of our Air China trial in the three months ended September 30, 2014; coupled with increased research and development on new technologies and services in the Connectivity business in the three months ended September 30, 2014.

General and Administrative

General and administrative costs increased $0.1 million, or 0.7%, to $17.2 million during the three months ended September 30, 2014 compared to $17.1 million for the three months ended September 30, 2013. The increase was largely due to $0.6 million associated with one-time earn-out expenses from the AIA acquisition, $1.7 million in non-recurring legal settlement expense, $1.3 million in stock based compensation expense and $0.6 million of IFES general and administrative expenses which we acquired on October 18, 2013 and was not part of our operations as of September 30, 2013. In addition and in during the three months ended September 30, 2013, there was a non-recurring reversal of $1.1 million of accrued expenses associated with certain accrued tax obligations that resulted from the January 2013 Business Combination. Offsetting these were decreases of approximately $3.0 million associated with one-time expenses related to departures of two executives during the three months ended September 30, 2013 and $0.7 million largely related synergies as a result of the adoption of the 2014 Plan. The remaining decrease of $1.6 million was generally associated with lower professional fees and personnel costs in the three months ended September 30, 2014 as compared to the three months ended September 30, 2013.

Amortization of Intangible Assets
Amortization expense increased to $6.0 million during the three months ended September 30, 2014 as compared to $4.2 million for the three months ended September 30, 2013. The increase is due to the amortization of acquired intangible assets acquired via the 2013 acquisitions of AIA, PMG and IFES. There was only the AIA and PMG acquisitions made as of September 30, 2013, and as a result the amounts as of September 30, 2013 are not comparable to September 30, 2014.

Restructuring Charges

Restructuring charges increased to $2.6 million during the three months ended September 30, 2014. The increase is due to expenses recorded pursuant to the formal restructuring plan announced during the three months ended September 30, 2014.

Total Other Income (Expense)

Total other income (expense) was $(6.1) million during the three months ended September 30, 2014 compared to $2.6 million for the three months ended September 30, 2013. The increase in net other expense was principally due to an increase in the fair value of the Company's public warrants of $7.5 million and $0.2 million of expense associated with the write-down of the Company's equity method investment during the three months ended September 30, 2014.

Income Tax Expense
Income tax expense was $1.5 million for the three months ended September 30, 2014 compared to $1.2 million for the three months ended September 30, 2013. The income tax expense increase was largely due to foreign withholding taxes and income earned in the U.S., Germany, Canada and other foreign jurisdictions. Due to uncertainties in realizing future taxable income in certain U.S. and foreign jurisdictions, the Company had a valuation allowance of $59.1 million and $50.4 million at September 30, 2014 and 2013, respectively.

Nine Months Ended September 30, 2014 Compared To Nine Months Ended September 30, 2013

Segment revenue, expenses and contribution profit for the nine months ended September 30, 2014 and 2013 derived from the Company's Content and Connectivity segments were as follows (in thousands):

	Nine Months Ended September 30,
	2014			2013
	Content	Connectivity	Consolidated	Content	Connectivity	Consolidated
Revenue:
Licensing	$172,375	$—	$172,375	$106,353	$—	$106,353
Service	33,917	53,735	87,652	18,346	34,893	53,239
Equipment	349	26,360	26,709	—	20,270	20,270
Total revenue	206,641	80,095	286,736	124,699	55,163	179,862
Operating expenses:
Cost of sales	149,475	63,866	213,341	92,158	47,413	139,571
Contribution profit	57,166	16,229	73,395	32,541	7,750	40,291
Other operating expenses			98,339			76,720
Loss from operations			$(24,944)			$(36,429)

Revenue

Connectivity revenue was as follows (in thousands):

	Nine Months Ended September 30,
	2014	2013	% Change
Service revenue	$53,735	$34,893	54.0%
Equipment revenue	26,360	20,270	30.0%
Total Connectivity revenue	$80,095	$55,163	45.2%

Connectivity Service Revenue
Connectivity service revenue increased $18.8 million or 54% to $53.7 million for the nine months ended September 30, 2014, as compared to $34.9 million for the nine months ended September 30, 2013. The increase was principally due to the growth in users of our Wi-Fi Internet services on Southwest Airlines, which was driven by a higher number of Southwest planes offering our Connectivity services in 2014 as compared to 2013, coupled with the commencement of the TV Flies Free service on Southwest Airlines in July 2013.

Connectivity Equipment Revenue
Connectivity equipment revenue increased by $6.1 million or 30% to $26.4 million for the nine months ended September 30, 2014, as compared to $20.3 million for the nine months ended September 30, 2013. The increase was primarily due to the timing of equipment shipments on the Southwest Airlines fleet and new customers such as NOK Air.

Content revenue was as follows (in thousands):

	Nine Months Ended September 30,
	2014	2013	% Change
Licensing revenue	$172,375	$106,353	62.1%
Service revenue	33,917	18,346	84.9%
Equipment revenue	$349	$—	100.0%
Total Content revenue	$206,641	$124,699	65.7%

Content Licensing Revenue
Content licensing revenue increased $66.0 million or 62%, to $172.4 million for the nine months ended September 30, 2014, as compared to $106.4 million for the nine months ended September 30, 2013. The increase was primarily due to the acquisitions of PMG and IFES, which we acquired on July 10, 2013 and October 18, 2013, respectively, and were not part of our operations during the full nine months ended September 30, 2013. When combined, PMG and IFES generated approximately $45.2 million of licensing revenue in the nine months ended September 30, 2014 during periods each were not a part of the Company’s operations during the comparable nine months ended September 30, 2013. The remaining increase of $20.8 million was largely due to AIA, which we acquired on January 31, 2013 and was only a part of our operations for a partial period during the nine months ended September 30, 2013, coupled with the addition of new Content customers in the nine months ended September 30, 2014.

Content Service Revenue
Content service revenue increased $15.6 million or 85%, to $33.9 million for the nine months ended September 30, 2014, compared to $18.3 million for the nine months ended September 30, 2013. The increase was primarily due to the acquisitions of PMG and IFES, which we acquired on July 10, 2013 and October 18, 2013, respectively, and were not part of our operations during the entire nine months ended September 30, 2014.

Cost of Sales

Connectivity cost of sales was as follows (in thousands):

	Nine Months Ended September 30,
	2014	2013	% Change
Service cost of sales	$40,933	$31,160	31.4%
Equipment cost of sales	22,933	16,254	41.1%
Total Connectivity cost of sales	$63,866	$47,414	34.7%

Connectivity cost of sales increased $16.5 million or 35% to $63.9 million for the nine months ended September 30, 2014 compared to $47.4 million for the nine months ended September 30, 2013. The $16.5 million increase was due to a $9.8 million increase in Connectivity service cost of sales, and a $6.7 million increase in Connectivity equipment cost of sales. Connectivity equipment cost of sales increased $6.7 million or 41% principally due to a higher number equipment shipments on the Southwest Airlines and newer customer fleets during the nine months ended September 30, 2014. Connectivity service cost of sales increased $9.8 million or 31% principally due to higher satellite bandwidth costs to support the growth in our Connectivity service revenue over the same period

As a percentage of Connectivity equipment revenue, Connectivity equipment cost of sales was 87.0% during the nine months ended September 30, 2014 as compared to 80.2% during the nine months ended September 30, 2013, an increase of 680 basis points. The period over period decrease in contribution margin was primarily due to a higher mix of equipment shipments on the Southwest Airline fleet in the nine months ended 2014, which were sold at less favorable margins as compared to other airlines.

As a percentage of Connectivity service revenue, Connectivity service cost of sales was 76.2% during the nine months ended September 30, 2014 as compared to 89.3% during the nine months ended September 30, 2013, a decrease of 1,310 basis points. The period to period improvement in contribution margin was largely due to higher service revenue from Southwest Airlines during the nine months ended September 30, 2014 versus the nine months ended September 30, 2013. When compared to 2013, the growth in Connectivity service revenue during 2014 exceeded the increase in the related fixed satellite bandwidth costs over the same period, coupled with the commencement of the TV Flies Free service on Southwest Airlines in July 2013. The TV Flies Free service largely utilizes our existing bandwidth and satellite costs, and as a result is highly accretive to our operating results.

Content cost of sales was as follows (in thousands):

	Nine Months Ended September 30,
	2014	2013	% Change
Content cost of sales	$149,475	$92,158	62.2%

Content cost of sales increased $57.3 million or 62% to $149.5 million for the nine months ended September 30, 2014, as compared to $92.2 million for the nine months ended September 30, 2013. Consistent with the change in Content revenue over the same period, the increase was primarily due to the acquisitions of PMG and IFES, which we acquired on July 10, 2013 and October 18, 2013, respectively, and were not part of our operations as of June 30, 2013. When combined, PMG and IFES incurred $52.5 million of content cost of sales in the nine months ended September 30, 2014 during periods each were not a part of the Company’s operations during the comparable nine months ended September 30, 2013. The remaining increase of $4.8 million was largely due to AIA, which we acquired on January 31, 2013 and was only a part of our operations for a partial period during the nine months ended September 30, 2013. Offsetting this was a decrease of approximately $5.9 million in amortization expense associated with acquired content rights from the acquisition of AIA during the nine months ended September 30, 2014 when compared to nine months ended September 30, 2013.

As a percentage of Content revenue, Content licensing cost of sales of 72.3% during the nine months ended September 30, 2014 remained relatively flat as compared to 73.9% during the nine months ended September 30, 2013.

Other Operating Expenses

Other operating expenses were as follows (in thousands):

	Nine Months Ended September 30,
	2014	2013	% Change
Sales and marketing expenses	$10,119	$8,444	19.8%
Product development	15,561	5,946	161.7%
General and administrative	51,440	53,860	(4.5)%
Amortization of intangible assets	18,613	8,470	119.8%
Restructuring charges	2,606	—	100.0%

Sales and Marketing Expenses

Sales and marketing expenses increased $1.7 million or 20% to $10.1 million for the nine months ended September 30, 2014 compared to $8.4 million in the corresponding period in 2013. The increase was largely due to the acquisitions of PMG and IFES, which we acquired on July 10, 2013 and October 18, 2013, respectively, and were not part of our operations for the full nine month period ended September 30, 2013. When combined, PMG and IFES incurred $2.6 million of sales expenses during the nine months ended September 30, 2014. Offsetting this was a decrease of approximately $0.9 million in consulting and trade show expenses in the nine months ended September 30, 2014 as compared to the corresponding period in 2013.

Product Development

Product development expenses increased $9.6 million or 162% to $15.6 million for the nine months ended September 30, 2014 compared to $5.9 million in the corresponding period in 2013. The period to period change was largely due to an increase of $6.9 million related to product development consulting fees associated with new development efforts in China and increased consulting fees associated with the development of our W-Fi Internet portal in the nine months ended September 30, 2014, coupled with increased research and development on new technologies and services in the Connectivity segment in the nine months ended September 30, 2014. The remaining increase of $3.0 million was largely due to increases of $0.7 million in test equipment and $0.8 million in travel expenses largely due increased development efforts surrounding the Air China trial during the nine months ended September 30, 2104, coupled with $0.2 million in one-time expenses associated with the departure of certain product development employees and approximately $1.2 million largely due to the acquisition of PMG in July 2013, which was only partly included in the operating results during the nine months ended September 30, 2013. Offsetting product development expenses was approximately $1.2 million and $1.0 million of internally developed software projects capitalized during the nine months ended September 30, 2014 and 2013, respectively.

General and Administrative

General and administrative costs decreased by $2.4 million or 4.5% to $51.4 million during the nine months ended September 30, 2014 compared to $53.9 million in the corresponding period in 2013. The decrease was largely due to a one-time backstop fee of $11.9 million paid to PAR Capital in the first quarter of 2013 and $3.0 million in certain one-time expenses associated with the departures of two executives during the three months ended September 30, 2013. Offsetting these were increases of $1.9 million associated with one-time earn-out expenses from prior acquisitions, $1.0 million in severance expense associated with the departure of a former AIA executive in June 2014, $1.7 million in non-recurring legal settlement expense during the three months ended September 30, 2014, approximately $0.2 million in professional fees principally to support various initiatives in the period, $4.9 million from PMG and IFES, which were acquired in 2013, and approximately $5.2 million in stock-based compensation and depreciation expense. The remaining change was largely due to decreased personnel costs as a result of integration efforts during the nine months ended September 30, 2014.

Amortization of Intangible Assets

Amortization expense increased to $18.6 million during the nine months ended September 30, 2014 as compared to $8.5 million for the nine months ended September 30, 2013. The increase is due to the amortization of acquired intangible assets acquired via the 2013 acquisitions of AIA, PMG and IFES. There was only the AIA and PMG acquisitions made as of September 30, 2013, and as a result the amounts as of September 30, 2013 are not comparable to September 30, 2014.

Restructuring Charges

Restructuring charges increased to $2.6 million during the nine months ended September 30, 2014. The increase is due to expenses recorded pursuant to the formal restructuring plan announced during the three months ended September 30, 2014.

Other income (expense)

Other income (expense), net decreased $6.1 million to $(1.2) million during the nine months ended September 30, 2014 as compared to $(7.3) million in the same period in 2013. The decrease in the net other income was principally due to a decrease in the fair value of the Company's public warrants of $7.3 million and $0.4 million of expense associated with certain Row 44 warrants during the nine months ended September 30, 2013, offset by $1.3 million of expense associated with a one-time write-down of the Company’s equity method investment and $0.3 million of expense associated with issuance of common stock to Row 44 shareholders to settle certain historical matters pertaining to the 2013 Business Combination during the nine months ended September 30, 2014. The remaining decrease was largely due to lower overall interest expense as a result of debt pay-downs throughout the nine months ended September 30, 2014.

Income Tax Expense

Income tax expense was $3.6 million for the nine months ended September 30, 2014 compared to $1.8 million for the nine months ended September 30, 2013. The income tax expense increase was largely due to foreign withholding taxes and income earned in the U.S., Germany, Canada and other foreign jurisdictions. Due to uncertainties in realizing future taxable income in certain U.S. and foreign jurisdictions, the Company had a valuation allowance of $59.1 million and $50.4 million at September 30, 2014 and 2013, respectively.

Liquidity and Capital Resources
Current Financial Condition
As of September 30, 2014, our principal sources of liquidity were our cash and cash equivalents in the amount of $209.6 million, which primarily are invested in cash and money market funds in banking institutions in the U.S. and in Europe. Excluded from our cash balance at September 30, 2014 is approximately $3.2 million of restricted cash that secures letters of credit between our subsidiaries and certain airlines. The vast majority of our cash was from the Business Combination in January 2013 and follow-on offering in December 2013. As of September 30, 2014, we had total debt outstanding of $3.5 million. Prior to the consummation of the Business Combination on January 31, 2013, Row 44, the accounting acquirer in the Business Combination, principally financed its operations from the issuance of stock, net cash provided by its operating activities and borrowings from shareholders in the form of convertible notes.

Our cash flows from operating activities are significantly affected by our cash-based investments in operations, including working capital, and corporate infrastructure to support our ability to generate revenue and conduct operations through cost of services, product development, sales and marketing and general and administrative activities. Cash used in investing activities has historically been, and is expected to be, impacted significantly by our investments in business combinations, our platform, Company infrastructure and equipment for our business offerings, the net sales and purchases of our marketable securities and changes in our derivative financial instruments. We recently invested an aggregate $46.8 million of our cash from July 2013 to October 2013 to acquire PMG and IFES. In the near term, we also expect to continue using significant cash to make additional strategic acquisitions to further grow our business.

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

Subsequent to the Business Combination, we acquired a total of 22.6 million additional shares in AIA, which raised our ownership in AIA from approximately 86% as of March 31, 2013 to 94% as of June 30, 2013. Total costs used to complete these share acquisitions was approximately $15.4 million. In addition and in April, we acquired the remaining 6% non-controlling interests in AIA for an aggregate purchase price of $21.7 million, inclusive of $0.6 million of transaction fees. During the three months ended June 30, 2014, we paid approximately $18.2 million in cash to former AIA shareholders, and paid off its remaining obligations of approximately $3.5 million during the three months ending September 30, 2014.

On August 2, 2014, the Company purchased substantially all the assets of Purple Inflight Entertainment Private Ltd. (“Purple”) in exchange for approximately $0.5 million in cash. The Company acquired the assets of Purple to further expand its leadership in delivering Indian-based content. While we believe that a part of the future revenue growth in our content business will come from increased licensing of foreign-based content, there is no guarantee that our customers will purchase more foreign-based content in the future.

During the nine months ended September 30, 2014, the Board of Directors (the “Board”) authorized the Company to repurchase up to $25.0 million of GEE's public warrants. As of September 30, 2014, $23.6 million was available for warrants repurchases under this authorization. The amount we spend and the number of warrants repurchased varies based on a variety of factors including the stock price and blackout periods in which we are restricted from repurchasing warrants.

On August 13, 2014, the Company completed a tender offer to all holders of the Company’s outstanding warrants exercisable for shares of the Company’s common stock, that were originally issued by GEAC and which have an exercise price of $11.50 per share (the “Warrants”), to receive 0.3333 Shares in exchange for every Warrant tendered by the holders thereof (approximately one Share for every three Warrants tendered), up to a maximum of 15,000,000 Warrants. On September 11, 2014, the Company issued 4,227,187 shares of common stock in exchange for 12,682,755 Warrants and recognized a gain on the exchange of approximately $0.8 million included in change in fair value of financial instruction instruments in the condensed consolidated statements of operations for the three and nine months ended September 30, 2014.

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

Sources and Uses of Cash - Nine Months Ended September 30, 2014 vs. Nine Months Ended September 30, 2013

The following table presents a summary of our cash flow activity for the periods set forth below (in thousands):

	Nine months ended September 30,
	2014	2013
Net cash used in operating activities	$(12,054)	$(48,557)
Net cash (used in) provided by investing activities	$(6,148)	$165,587
Net cash used in financing activities	$(30,853)	$(21,201)

Cash Flows Provided by/Used in Operating Activities

Nine months ended September 30, 2014

Net cash used in our operating activities of $12.1 million primarily resulted from our net loss during the period of $29.7 million, which included non-cash charges of $25.3 million largely comprised of changes in the fair value of our derivative financial instruments, depreciation and amortization, changes in our deferred income taxes, loss on equity method investment and stock based compensation. The remainder of our uses of cash in operating activities of $7.7 million was from changes in our working capital, including accounts receivable, prepaid expenses, and content and inventory investments. Offsetting these uses of cash in operating activities was a net cash inflow of $23.1 million from increases in accounts payable and accrued expenses reflective of timing of cash receipts from customers and payments to vendors. The increase in accounts receivable was reflective of the growth in our corresponding revenue in the period, coupled with the timing of payments from key customers in the period. The increases in prepaid expenses and inventory and content purchases were from continued investments to support the growth in our Connectivity equipment installations and Content licensing acquisitions.

Nine months ended September 30, 2013

Net cash used in our operating activities of $48.6 million primarily resulted from our net loss during the period of $45.4 million, which included non-cash charges of $31.3 million largely comprised of depreciation and amortization, changes in the fair value of our derivative financial instruments, and changes in our deferred income taxes. The remainder of our uses of cash in operating activities of $34.4 million was from changes in our working capital, including accounts payable and accrued expenses, content and inventory investments, and accounts receivable of approximately $33.9 million. The decrease in accounts payable and accrued expenses is reflective of significant amounts of accrued obligations paid as a result of our Business Combination in January 2013, including $11.9 million paid to PAR Capital as a one-time back stop fee. The increase in inventory and content purchases were continued investments to support the growth in our Connectivity equipment installations and Content licensing acquisitions. The increase in accounts receivable is reflective of the growth in service revenue over the period.

Cash Flows Provided by/Used in Investing Activities

Nine months ended September 30, 2014

Net cash used in investing activities of $6.1 million was due to $6.2 million investments in property and equipment to build-out our internal infrastructure during the nine months ended September 30, 2014 and $0.5 million relating to the assets purchase of Purple, offset by proceeds of approximately $0.6 million received from the sale of certain marketable securities during the nine months ended September 30, 2014.

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

Cash Flows Provided by/Used in Financing Activities

Nine months ended September 30, 2014

Net cash used in financing activities of $30.9 million was primarily due to cash consideration of $21.7 million to acquire the remaining 6% interest in AIA, $7.4 million in payments of certain debt obligations and $1.4 million in payments to purchase outstanding GEE public warrants during the nine months ended September 30, 2014.

Nine months ended September 30, 2013

Net cash used in financing activities of $21.2 million was primarily driven by the completion of our purchase of the remaining shares of AIA not already owned by us in April 2013, where we purchased $15.4 million of non-controlling interests in AIA to increase our ownership to 94.07%. The remaining change in cash used in financing activities of $5.8 million was largely due to $3.6 million in payments of certain debt obligations and $1.9 million in repurchase of common stock warrants in the period.

Debt Instruments

Long-term debt consists of the following at September 30, 2014 and December 31, 2013 (in thousands):

	September 30, 2014	December 31, 2013
Bank loans	$3,456	$10,801

The following is a schedule, by year, of future minimum principal payments required under notes payable and bank debt as of September 30, 2014 (in thousands):

Years Ending December 31,	Amount
2014 (remaining six months)	$2,511
2015	124
2016	112
2017	101
2018	101
Thereafter	507
Total	$3,456

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

As of September 30, 2014, there were no outstanding principal or accrued interest balance on the note.

Subordinated bank loan

AIA held a note payable of $2.6 million for mezzanine financing obtained through a financing program of Capital Efficiency Group AG, Zug, Switzerland. This financing program matured and was repaid in March 2014. The interest rate was 8.8% per year. A payment of 1% had to be made each year and interest of 7.8% on the principal had to be paid every quarter. As of September 30, 2014, there was no outstanding principal or accrued interest balance on the note.

Bank Debt

With the acquisition of PMG in July 2013, the Company assumed approximately $3.3 million of debt in the form a $1.5 million term loan (the “Term Loan”) and a $1.8 million line of credit (the “LOC”) with a bank. The Term Loan and LOC mature in October 2017 and 2014, respectively, and bear interest at a rate equal to the bank’s reference rate, which was approximately 3.25% during the quarter ended September 30, 2014, or the bank’s current prime rate. The LOC matures in December 2014, and bears interest. Interest is paid on a monthly basis. There was no accrued interest on the Term Loan and LOC. As of September 30, 2014, the principal balance outstanding on the Term Loan and the LOC were $1.1 million and $1.3 million, respectively.

With the acquisition of IFES on October 18, 2013, the Company assumed approximately $1.3 million of debt in the form of two facility letters for a commercial mortgage loan with a bank for $0.2 million and $1.1 million. The mortgage letters mature in October 2014 and 2032, respectively, and bear interest at a rate equal to the bank’s base rate, which was approximately 3.25% during the three months ended March 31, 2014 and year ended December 31, 2013. Interest is paid on a monthly basis. Accrued interest on the credit facilities was $0.0 million at September 30, 2014. As of September 30, 2014, there was $1.0 million in borrowings outstanding under facility letters.

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

The following sections provide information on AIA and IFES's exposure to foreign currency exchange rate risks and interest rate risks. AIA and IFES make use of sensitivity analysis that are inherently limited in estimating actual losses in fair value that can occur from changes in market conditions.

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

Concentrations of Credit Risk

Our cash and cash equivalents are maintained at a several financial institutions. Deposits held may exceed the amount of insurance provided on such deposits. Generally, our deposits may be redeemed upon demand and are maintained with a financial institution of reputable credit and, therefore, bear minimal credit risk. AIA monitors its positions with, and the credit quality of, the financial institutions that are counterparties to its financial instruments. AIA is exposed to credit loss in the event of nonperformance by the counterparties to the agreements. At September 30, 2014, AIA did not anticipate nonperformance by any of its counterparties. Historically, we have not experienced any losses related to these balances and believe that there is minimal risk of expected future losses. However, there can be no assurance that there will not be losses on these deposits.

As of September 30, 2014 and 2013, the following customer accounted for more than 10% of our consolidated revenue balance:

	Nine Months Ended September 30,
	2014	2013
Southwest Airlines	22%	14%

Accounts receivable balances from Southwest Airlines represented approximately 20% at September 30, 2014 and less than 10% of total accounts receivable at December 31, 2013.

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

Changes in Internal Control over Financial Reporting

We are in the process of implementing changes, as more fully described in our 2013 Form 10-K, to the Company’s internal control over financial reporting to remediate certain material weaknesses as described in our 2013 Form 10-K. Other than such changes, there have been no changes in our internal control over financial reporting, during the three months ended September 30, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On October 22, 2013, Arista Music, Sony Music Entertainment and certain parties believed to be related to the foregoing filed suit in the United States Direct Court for the Southern District of New York against Inflight Productions Ltd. (“IFP”), one of its customers and a third party unrelated to IFP for copyright infringement and related claims and unspecified money damages. IFP is a direct subsidiary of AIA and an indirect subsidiary of the Company.  The matter settled in September 2014 and the case was dismissed with prejudice. The settlement included a monetary payment to the plaintiffs.  In connection with this settlement, the plaintiffs also released IFP, certain IFP customers and certain other parties from similar copyright infringement and related claims.

On May 6, 2014, UMG Recordings, Inc., Capital Records, Universal Music Corp and entities affiliated with the foregoing (collectively, “UMG”) filed suit in the United States District Court for the Central District of California against the Company and IFP for copyright infringement and related claims and unspecified money damages.  The Company is in the process of evaluating the merits of this matter, and intends to defend against it vigorously; however the outcome is inherently uncertain and could have a material adverse effect on the Company’s business, financial condition and results of operations. As of September 30, 2014, the potential range of loss related to this matter cannot be determined.

On August 14, 2014, SwiftAir, LLC filed suit against Row 44, Inc. and one of its customers for breach of contract, quantum meruit, unjust enrichment and similar claims and unspecified money damages in the Superior Court of California for the Country of Los Angeles.   The Company is in the process of evaluating the merits of this matter, and intends to defend against it vigorously; however the outcome is inherently uncertain and could have a material adverse effect on the Company’s business, financial condition and results of operations. As of September 30, 2014, the potential range of loss related to this matter cannot be determined.

While the resolution of the above matters cannot be predicted with certainty, the Company does not believe, based on current knowledge, that the outcome of the currently pending claims or legal proceedings in which the Company is currently involved will have a material adverse effect on the Company's financial statements.

ITEM 1A. RISK FACTORS

Uncertain global economic conditions could materially adversely affect our business and results of operations.

     Our operations and performance are sensitive to fluctuations in general economic conditions, both in the U.S. and globally. The United States and the European Union recently expanded their sanctions against Russia which, among other things, increased the restrictions on sales of certain products, including aviation products and planes, to Russia and to specified restricted parties in or affiliated with Russia. Such sanctions may alone or in combination affect the business that our two customers in Russia conduct with us and, in such case, may have a material adverse effect on our revenues, , the realizability of our accounts receivables with such parties, and the results of our operations. In addition, geopolitical instability in the Middle East as well as the continued volatility of the currency markets in the emerging economies could negatively impact the broader industrial economy, which could affect our revenues and results of operations.

We are subject to civil litigation involving allegations of copyright infringement, which could result in our having to pay damages or injunctive relief. We may also be subject to additional similar litigation in the future.

As discussed under “Item 1. Legal Proceedings,” we have been and currently are subject to civil litigation by parties claiming that certain of our audio and music programming offerings infringe the copyright and other intellectual property rights of such parties. In addition to these matters, we may in the future be subject to additional similar civil litigation involving copyright and other intellectual property right infringement. We have incurred costs to defend and settle such lawsuits, and may incur additional costs in the future, and such costs may be material. We may also be subject to injunctive relief and our having to pay damages.

Southwest Airlines may not maintain a sponsor for its TV Flies Free offering, which may have a material negative effect on our Connectivity service revenue.

Our client Southwest Airlines has elected to make available to its passengers for free a television and on-demand video service provided by us under the name "TV Flies Free." To date, we have operated this television service pursuant to an arrangement with Southwest whereby the service has been offered for free to passengers based on a sponsorship by Dish Network Corporation and in exchange for us receiving an agreed fee. Our agreement with Southwest for this sponsored service expires at the end of 2014. Both we and Southwest are actively pursuing sponsorship arrangements for the period beyond 2014. If we cannot come to an agreement with Southwest on a sponsor-based free television service model, Southwest has the option to offer (a) a free-to-the-passenger television service for the remainder of the term of our Agreement with Southwest  based on a per on-board passenger fee to be paid to us or (b) a paid television model where we receive a portion of the fees, which are subject to certain minimum requirements,  paid by Southwest passenger users. Under the passenger-paid model, our revenue from the provision of television services to Southwest would fluctuate based on the number of passengers who pay for the service

Other than as set forth above, there have been no material changes to the risk factors previously disclosed in response to Part I, Item 1A, of our 2013 Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

See Exhibit Index attached hereto.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 7th day of November 2014.

GLOBAL EAGLE ENTERTAINMENT INC.
By:	/s/ Michael Zemetra
Michael Zemetra
Chief Financial Officer and Treasurer
(principal financial officer, principal accounting officer and duly authorized officer)

EXHIBIT INDEX

Exhibit	Description
10.1
Tender Support Agreement, dated as of August 13, 2014, by and between Global Eagle Entertainment Inc. and Harry E. Sloan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 001-35176), filed with the SEC on August 19, 2014).

10.2
Tender Support Agreement, dated as of August 13, 2014, by and between Global Eagle Entertainment Inc. and Jeff Sagansky (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K (File No. 001-35176), filed with the SEC on August 19, 2014).

10.3
Executive Employment Agreement, made as of November 3, 2014, by and between Global Eagle Entertainment Inc. and Michael Zemetra (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 001-35176), filed with the SEC on November 6, 2014).

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

101.1
The following financial information from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets as of September 30, 2014 (Unaudited) and December 31, 2013; (ii) Unaudited Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2014 and 2013; (iii) Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2014 and 2013; (iv) Unaudited Condensed Consolidated Statement of Stockholders' Equity for the nine months ended September 30, 2014; (v) Unaudited Consolidated Statements of Cash Flows for the nine months ended September 30, 2014 and 2013; and (vi) Notes to Unaudited Condensed Consolidated Financial Statements.