Form 10-K
period 2014-12-31
Global Eagle Entertainment Inc.
filed 2015-03-17
CIK 1512077

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the common stock held by non-affiliates of the registrant, computed as of June 30, 2014 (the last business day of the registrant’s most recently completed second fiscal quarter), was approximately $359,663,339.

As of March 12, 2015, there were 76,932,261 shares of the registrant’s common stock issued and outstanding (excluding 3,053,634 shares of common stock held by a wholly-owned subsidiary of the registrant).

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement relating to the registrant’s 2015 Annual Meeting of Shareholders to be filed hereafter are incorporated by reference into Part III of this Annual Report on Form 10-K.

GLOBAL EAGLE ENTERTAINMENT INC.
INDEX TO FORM 10-K
YEAR ENDED DECEMBER 31, 2014

PART I
ITEM 1. BUSINESS
Overview
Global Eagle Entertainment Inc. (the “Company.” “Global Eagle.” “GEE,-” “we.” “us,” or “our”) is a leading full service provider of content, connectivity and digital media solutions for airlines. Through our comprehensive product and services platform, we provide more than 150 domestic and international airlines with a wide range of in-flight solutions, including Wi-Fi, movies, television, music, interactive software, as well as portable in-flight entertainment, or IFE, solutions, content management services, e-commerce solutions and original content development. Our business is comprised of two operating segments: Connectivity and Content.

•
Our Connectivity segment provides our airline partners and their passengers with Wi-Fi connectivity over Ku-band satellite transmissions. This segment offers specialized network equipment, media applications and premium content services that allow airline passengers to access in-flight Internet, live television, on-demand content, shopping and travel-related information. With our Connectivity solution installed on 624 aircraft as of December 31, 2014, we have online one of the largest fleets of in-flight entertainment and Internet connected aircraft capable of operating over land and sea.

•
Our Content segment selects, manages and distributes wholly-owned and licensed media content, video and music programming, applications and games to more than 150 airlines worldwide, as well as to the maritime and other away-from-home non-theatrical markets.

Our Connectivity business generates revenue primarily through the sale of equipment and Wi-Fi Internet, advertising and sponsorship and other related services. Our Content business generates revenue primarily through the licensing of acquired and third party media content, video and music programming, and video games, and secondarily from value added services such as selection, purchase, production, customer support and technical adjustment of content in connection with the integration and servicing of in-flight entertainment programs.
Operating Segments
Connectivity
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
Our Connectivity segment commenced operations in 2004. Our Wi-Fi connectivity system was first deployed by a domestic commercial airline in 2009 and our broadband services became fully operational in 2010. Following the completion of our licensed and operational in-flight broadband system in 2010, installation of our connectivity system equipment on Southwest Airlines aircraft commenced and we began to generate revenues. Hughes Network Systems, LLC (“Hughes”), a global satellite services company, provides us exclusive satellite coverage across North America. On October 24, 2014, we entered into a multi-year agreement with New Skies Satellites B.V. (“SES”), an affiliate of SES. S.A., one of the largest global satellite providers, to provide us Ku-band satellite coverage beyond our existing satellite commitments today. With our connectivity solution installed on 624 aircraft as of December 31, 2014, we have online one of the largest fleets of in-flight entertainment and Internet connected aircraft capable of operating over land and sea. In the near future, we also expect to deliver additional content and other desired communication services to airline passengers, and to provide airlines with valuable aircraft operations data and applications.
As of December 31, 2014, our Connectivity solutions are being utilized by the following customers:

•	2010 - Southwest Airlines Co.;

•	2011 - Norwegian Air Shuttle;

•	2011 - WirelessG (Mango Airlines);

•	2012 - Transaero Airlines;

•	2012 - Icelandair;

•	2014 - Air China (trial):

•	2014 - NOK Air;

•	2014 - Air France / Orange (trial); and,
The combined satellite coverage with these customers spans from Alaska to Japan, covering North America, the North Atlantic, Europe, and a substantial portion of the Middle East, Russia and Asia.
Connectivity Segment Products and Services:
AIRTIME LIVETM - Satellite-Based Wi-Fi Internet Connectivity
We offer AIRTIME LIVETM, a satellite-based Wi-Fi Internet connectivity solution, in the United States and, where permitted, in other areas outside the United States where we provide service. This service allows airline passengers to connect to the Internet through their personal Wi-Fi enabled devices gate-to-gate. We provide our airline customers flexibility in how they want to provide and price the service to their passengers. Our fee structure for Wi-Fi Internet service varies by airline, and is customarily in the form of (i) a set fee for each enplaned passenger, (ii) a fee based on usage by passengers or (iii) flat rates per installed aircraft. In order to implement our connectivity services, we also provide our airline customers the following:

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

Live Television Programming
In addition to Internet connectivity, we offer live television programming whereby airline passengers can watch a wide range of live television channels through their personal Wi-Fi enabled devices. Currently including up to 20 channels, our live television product includes a variety of programming options such as news channels, major broadcast networks, sports and specialty cable network channels. We also offer a selection of video-on-demand content in connection with our live television channels. Through December 31, 2014, our fee structure for our live television package on our first and largest customer airline, Southwest Airlines, was based on a free to the passenger sponsorship model whereby we received a fixed fee per month from Southwest Airlines for the duration of the sponsorship. We expect this fee structure with Southwest Airlines to continue throughout 2015. Following the sponsorship, Southwest Airlines has the option to pay us (i) a set fee for each enplaned passenger to continue the free to the passenger service or (ii) a fee based on usage by passengers.
Digital Media
Included in our Wi-Fi Internet services are digital media services, which generally include a web home page and a variety of services for airline passengers to choose from once logged into our Wi-Fi Internet service through their personal Wi-Fi enabled devices. Our web portal is white-labeled, which allows our airline customers to customize the home page with their own logo and branding. Through our digital media services, we offer (i) advertising, (ii) content for brands to sponsor such as the home page, BEATS music on Southwest Airlines, texting, travel and or other related web pages and services, (iii)

interactive moving in-flight maps, destination and travel-related services and (iv) video on demand or “VOD.” VOD allows customers the ability to watch newly released feature films or television content in-flight and over their personal Wi-Fi enabled devices in exchange for a one-time fee. The fees generated from advertising, sponsored content, VOD and other portal services are generally subject to revenue sharing arrangements with our airline customers.
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

Wi-Fi VOD Delivery Systems
During the first half of 2014, we began offering customers our Wireless In-flight Services and Entertainment (WISETM) solution, a Wi-Fi VOD solution for hardware OEM service providers such as Airbus, Honeywell, OnAir and Rockwell Collins. The WISE platform allows airlines to deliver newly released content through a Wi-Fi system that is native and embedded into the plane itself. By logging onto the WISETM system, passengers will be able to access the latest VOD content through their personal Wi-Fi enabled devices without the potential for outside connectivity interruptions. Our WISE system is intended to serve as a lower cost alternative to our satellite Wi-Fi enabled services. We plan to offer the WISE solution with a wide-variety of features and services, including (i) the basic platform system, (ii) creative services for airline branding and customization of the base platform, (iii) content selection, processing and delivery services, (iv) application development and service delivery and (v) analytics services. By using the extensive product and service offerings of our Content business, we expect to deliver WISE as a complete end-to-end solution for our airline customers, and are continuing to develop additional features for the WISE platform.
In addition and during the first half of 2015, we expect to launch AIRTIME and AIRSIDETM, non-connected, near time live wireless IFE systems for airlines. By logging onto each system, passengers will be able to access the latest VOD content through their personal Wi-Fi enabled devices without the potential for outside connectivity interruptions. Similar to the WISE platform, AIRTIME allows airlines to deliver newly released content through a Wi-Fi system and server that is native and embedded in the airplane. In addition, AIRTIME allows airline partners to refresh their content at each stop, providing near time live content updating capabilities. AIRSIDETM allows airline passengers to download newly released content on their personal devices prior to boarding the plane or when checking in to their flights online. Both the AIRTIME and AIRSIDETM products are intended to serve as a lower cost alternative to our satellite Wi-Fi enabled services. We plan to offer these solutions with a wide-variety of features and services, including (i) the basic platform system, (ii) creative services for airline branding and customization of the base platform, (iii) content selection, processing and delivery services, (iv) application development and service delivery and (v) analytics services.
Content
Our Content segment is a leader in the business of selecting, procuring, managing, encoding, and distributing video and music programming, and in providing e-readers and similar applications and games to the in-flight entertainment market. We deliver content compatible with our systems as well as a multitude of third-party IFE systems.
Our Content segment’s operations are primarily focused on:

•
acquiring IFE licenses for major Hollywood, independent and international film and television productions, and marketing such distribution rights to the airline, maritime and other non-theatrical markets such as schools;

•	making content available for IFE systems and all associated services; and

•	providing services ranging from the selection, purchase, production and technical adjustment of content to customer support in connection with the integration and servicing of IFE programs.
Content Segment Products and Services
Licensing and Distribution
The business that comprises our Content segment has been providing movies, television programming, games and audio programming as well as technical services for over 30 years. We source a broad range of theatrical and television programs from over 100 worldwide distributors including Warner Bros., NBC Universal, Twentieth Century Fox, CBS, Paramount, the BBC, Discovery and The Walt Disney Company, as well as smaller international content providers. Our programmers identify content that is relevant and appropriate for each individual airline based on their individual preferences. We tailor movie selections to create the atmosphere deemed appropriate by our individual airline customers.
Technical Services and Digital Production Solutions
Our Content segment addresses a variety of technical needs of airline customers relating to content irrespective of the particular onboard IFE system being used. We provide comprehensive support for a broad-range of traditional, new and emerging technologies. Our technical services which include encoding, editing and meta-data services are performed in-house in our technical facilities in Singapore, Auckland (New Zealand) and California. These technical facilities also enable us to provide a full range of tailored digital production solutions including corporate videos, safety videos, animated video content, podcasts and broadcast quality radio shows. We maintain a robust global digital network, allowing us to transfer a wide-range of file formats to our customers worldwide in minutes. We also support analog systems for airlines running on older “legacy” systems, and can advise on "plug and play" replacement hardware to assist our airline customers in implementing more cost effective IFE hardware solutions. We can adapt content and databases to be compatible with a broad-range of devices and delivery methods, including tablets, streaming video, iOS, Android and others. We have also negotiated licensing agreements with both domestic and international rights holders for the use of materials on portable electronic devices.
Graphical User Interfaces
Our Content services also include the development of graphical user interfaces for a variety of IFE applications, database management related to the overall management of IFE and both the technical integration of content and the operation of the varied content management systems found on commercial aircraft across the globe.
Our Content operations have developed custom-built airline “micro-sites” to take the passenger experience beyond the onboard experience and onto the Internet. Through these dedicated websites, from the moment passengers book their ticket they are able to watch trailers, decide what to view and even provide direct feedback by voting for their favorite onboard movies. Passengers are able to buy an audio track they have listened to via referral links to sites such as Amazon or iTunes. We also develop customized mobile applications to bring entertainment even closer to passengers. For example, the “Movies&more” mobile application for airline customer KLM, created by us, was the first to provide full entertainment listings of films (with trailers), television shows and music available aboard KLM aircraft.

Software and Gaming
With over 150 airline customers and a catalog of over 180 game titles as of December 31, 2014, we believe we have the largest market share in international in-flight gaming content. Our creative teams work to produce casual games customized to suit the in-flight environment. We also acquire multi-year licenses from reputable game publishers to adapt third party branded games and concepts for in-flight use from partners such as Disney, EA, Popcap, Tetris, Namco Bandai, DK and Berlitz. Our Content services include cultural expertise to adapt the software we deliver to the language and cultural specificities of each airline customer's passenger demographics. In addition, our Content business develops software applications for the next generation of IFE systems, including interactive electronic menus and magazines.
Technology
AIRTIME LIVETM Connectivity Solution
Our proprietary connectivity system, AIRTIME LIVETM, optimizes performance, features and user experience for an IFE system. A server, modem(s), wireless access points and related hardware are installed in the headliner of the interior cabin ceiling of an aircraft, while a satellite communications tracking antenna is mounted under a radome on the top of the aircraft’s fuselage. The key system components of the AIRTIME LIVETM platform are illustrated below:

For Wi-Fi connected services, the system works by enabling a passenger Wi-Fi accessible device connected to a wireless access point, or WAP, and authorized to use the service to send typical TCP/IP based communications to the WAPs in the aircraft cabin. The WAPs feed data to a single or multiple satellite modems that then utilize the specialized satellite antenna to point at a satellite in the AIRTIME LIVETM network and transmit data to the satellite for relay to a ground earth station and then to the Internet. The responsive data from the Internet travels the same path in the opposite direction, ultimately returning to the passenger's device. To access content-on-demand and similar stored services, our on-board server delivers the applicable content wirelessly from solid state storage devices within the server to the passenger's device. For accessing live television, the live television signals are delivered in a continuous stream of data from our ground earth stations to each aircraft in the applicable coverage area. Passenger devices authorized to access the live television service do so through a connection to the same WAP used to deliver Wi-Fi connectivity. All of these services are monitored, maintained and controlled around the clock by our dedicated network operations center in Lombard, Illinois and by an additional network operation center maintained by Hughes Network Systems (or third parties under contract with Hughes) pursuant to service agreements with Hughes.
Close relationships with key industry operators like Hughes Network Systems have allowed us to develop a very sophisticated and reliable satellite based system. Hughes is a global broadband satellite network services company and has been the supplier of satellite and network services for our business since 2006. Hughes supplies us with satellite gateway and related network equipment and modem cards for use as part of our system. Hughes also (i) operates several network operations centers for monitoring and servicing the broadband system on a 24/7 basis, (ii) arranges for and provides us a terrestrial “back haul” link from its network operations centers to the Internet and (iii) arranges for the provision of satellite connectivity service for communications from aircraft equipped with our platform to and from the ground-based gateway. We currently are an exclusive recipient of Ku transmission services from Hughes within the field of broadband Internet connectivity to commercial aircraft in North America. In addition, on October 24, 2014, we entered into a long term agreement with SES, a global satellite service provider. We believe our relationships with Hughes and SES afford us unparalleled access to global leadership in satellite networks and services. SES’s global reach within the satellite industry gives us a competitive advantage, and Hughes’ turnkey network solutions and extensive network operations experience give us the power of a major network provider at a fraction of the cost of building out such infrastructure. Hughes and SES also have extensive satellite network design engineering and program management resources that we are able to leverage as needed.
Wireless In-flight Services and Entertainment Solution
During 2014, we began offering customers our WISETM software solution. WISETM is one of the latest Wi-Fi-based content and services delivery platforms for the airline industry. WISETM software allows airlines to deliver content to a wide-variety of passenger mobile devices through a Wi-Fi system that is native and embedded into the aircraft itself or via a variety of add-on systems. WISETM is designed to work in a non-connected environment and also is compatible with in-flight connectivity systems. The WISETM software platform includes industry standard digital rights management (DRM) compatible with latest available airline available content and payment processing functionality. To date we have partnered with Rockwell Collins, Airbus, Honeywell and OnAir for delivery of the WISETM solution to airline customers.
Beginning during the first half of 2015, we expect to launch AIRTIME and AIRSIDETM software solutions. AIRTIME and AIRSIDETM are non-connected, near time live wireless IFE systems for airlines. By logging onto each system, passengers will be able to access the latest VOD content through their personal Wi-Fi enabled devices without the potential for outside connectivity interruptions. Similar to the WISETM platform, AIRTIME allows airlines to deliver newly released content through a Wi-Fi system and server that is native and embedded in the airplane. In addition, AIRTIME allows airline partners to refresh their content at each stop, providing near time live content updating capabilities. AIRSIDETM allows airline passengers to download newly released content on their personal devices prior to boarding the plane or when checking in to their flights online.
We intend for our WISETM, AIRTIME and AIRSIDETM products to serve as a lower cost alternative to our satellite Wi-Fi enabled services. We plan to offer these solutions with a wide-variety of features and services, including (i) the basic platform system, (ii) creative services for airline branding and customization of the base platform, (iii) content selection, processing and delivery services, (iv) application development and service delivery and (v) analytics services.
Other Intellectual Property
We have trademarked or service marked Row 44®, Giving Broadband Wings® as well as the Row 44 logo. In addition, we recently filed various trademarks or service marks applications related to certain ancillary products we intend to offer under the “Air” brand, including, “AIRSHOP”, “AIRREAD”, “AIRMEAL”, “AIRDRIVE”, “AIRTUNES” AND “AIRVIEW”. We may use these marks or substitute marks for such products.
Customers
We currently deploy our Connectivity services worldwide to the airline industry, with customers located in North America, Southeast Asia, South Africa and Europe, including Russia and Iceland. We are currently under trials to install our Connectivity solution in aircrafts operated by Air China and Air France. For fiscal year 2014, our largest Connectivity airline customer was Southwest Airlines, which represented approximately 22% of our total consolidated revenue in 2014.
We provide Content curating and processing services to the airline, maritime, and non-theatrical industries globally. Our customers also include major Hollywood and international studios. As of December 31, 2014, we were the exclusive representative to many airlines for our Content services.

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
 Connectivity
 Our leading satellite-based broadband services allow us to connect airline passengers to the Internet and deliver live streaming television, stored content on demand and other related services over land and sea.  Unlike competitive technologies such as air-to-ground GSM or Ka-band satellite solutions, our Ku-band satellite Wi-Fi platform is capable of being operated from gate-to-gate and over the majority of the commonly used air routes across the globe at data throughput levels required to deliver a feature-rich IFE experience.   We also have an exclusive relationship with Hughes and another long term agreement with SES and have network operational footprints in North America, Europe and Russia today. These competitive advantages provide us the ability to more rapidly on-board and service new and existing airline customers regardless of where they fly.
In addition to regional expansion, we have the ability to rapidly expand our product offerings worldwide. We launched our live television and our texting services in the United States and expect to offer similar and other related services in additional markets.  We also have programs in place offering gate-to-gate connectivity services in markets where this service is permitted. Targeting heavily air-trafficked regions allows us to leverage existing customers and add additional airline customers with little interruption to our base operations.  Adding customers in areas with existing satellite coverage (utilized for launch customers) allows us to spread fixed costs associated with transponders over a larger network base.
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
Beginning in the second half of 2014, we began to work with The Boeing Company (“Boeing”) on line-fit installation feasibility for Boeing’s 737 and 787 plane types. In January 2015, Boeing approved our connectivity system provisions to be line-fit offerable on new Boeing 737 airplanes. By mid-2016, we believe we will achieve full line-fit installed capabilities from Boeing, whereby our equipment can be ordered by airlines pre-installed on new Boeing 737 and 787 airplanes.
Content
We are the leader in providing content and services to airlines around the world and across all continents. Our cultural expertise allows us to provide customized solutions to accommodate cultural and linguistic requirements in all key markets, across all airlines.  We provide our content services to the vast majority of airlines in markets such as the Middle East, Asia and Europe, where demand for content tends to be stronger and airlines are more widely equipped with on-board IFE solutions. North American airlines have traditionally focused less on on-board IFE solutions, but there are signs of reinvestment and a shift towards providing a wider variety of IFE content on-board North American carriers in the coming years. More recently, we broadened our portfolio of content services by becoming a solution provider for advanced, interactive IFE hardware systems. The new IFE hardware systems provide the technological basis for turning the systems previously used only for the purpose of entertaining passengers into interactive passenger platforms that offer a variety of possibilities. In the IFE industry, this strategic development entails changing IFE into a total ‘‘passenger experience.’’ We intend to leverage our market position and technological know-how to participate in and take advantage of this cutting-edge development in IFE.
With the ability to offer the widest variety of content, games and related services, we provide our customers a wider variety of content options and more cost-effective content solutions.
Our Strategy
We believe that our combined Content and Connectivity offering is uniquely positioned to change the existing IFE content model and drive towards a synergized entertainment and commerce platform. Using portals created specifically for the in-flight audience, we provide Internet access, content-on-demand, and live television programming. Providing this rich content direct to passengers’ own devices has created new opportunities for revenue from passengers on our customer airlines and from brand sponsorship.
Connectivity
 We are seeking to aggressively to expand our connectivity solutions to customers worldwide, particularly outside of North America. We are strategically targeting markets with high populations and traffic density, having begun with North America and Europe, and more recently in Asia.  Particularly in China, Southeast Asia, the Middle East and South America, we are seeking to gain early-entrant advantage with our satellite-based connectivity solutions.
Leverage Technology
 We believe we have the most technologically advanced connectivity solution in the market today, and plan to continue to leverage this as we target expansion in new and emerging markets. The lack of a comparable connectivity solution in the market today creates a large opportunity for us, particularly with carriers who fly across international borders. With a proven connectivity solution in the US and Europe, we can continue to leverage our existing technology to expand our connectivity solutions globally, and capture market share in emerging markets such as Western Europe, China and the Middle East.
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
In February 2015, we announced a joint development of new in-flight connectivity antenna with QEST Quantenelektronische Systeme GmbH, a leading developer of high performance antenna systems. The new global antenna will provide airlines with a high-speed in-flight connectivity solution that operates reliably at all latitudes, including equatorial regions, where Ku and/or Ku High Throughput Satellite (Ku HTS) coverage is available.
On October 24, 2014, we entered into an agreement with SES for the purchase of Ku-band and Ku-band High Throughput Satellite capacity on SES’s fleet of current satellites and two new satellites SES expects to launch in late 2017 and early 2018, respectively.
Content
Supply-Chain Efficiency
We have attained critical mass in the IFE content market that will open up the possibilities of managing larger airline budgets, as well as providing a fully outsourced solution to our customers. We believe that this will lead to longer-term contracts and a wider variety of services. We have already demonstrated this throughout 2014 with new contracts awarded for more than five years and covering creative user interfaces and innovation as well as traditional content. The scale we now have in our post-production facilities and range in content rights management allows for a more efficient cost structure and to begin servicing newer, smaller and more remote airlines customers.
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

Competition
Our Connectivity operating segment operates in a highly competitive environment. In addition to competition from other in-flight connectivity providers such as GoGo and OnAir, we also compete with other IFE service providers such as Thales and Panasonic Avionics. Other connectivity service providers use different technology, including air-to-ground mobile services, L-band satellite connectivity and Ka-band satellite connectivity, to provide connectivity to airlines as opposed to Panasonic Avionics which uses the same Ku-band connectivity services that we do. We believe Ku-band satellite services, and the introduction of Ku-HTS in the coming years, offer the best combination of worldwide availability, available high-speed bandwidth and cost versus competing technologies. In addition, our connectivity solutions are focused on delivering the best passenger experience, and provide a significant value difference when compared to existing solutions offered by our competition.
Our Content operating segment operates in a highly fragmented market. As of December 31, 2014, our combined Content operations service the majority of the content market for the worldwide airline industry. In addition to the overall fragmented market for our content and related services, we compete with other IFES leading providers including Spafax. We believe our state-of-the-art studio services offer unparalleled solutions to our airline and studio partners versus our competitors. In addition, we believe that our worldwide relationships with major airline carriers and Hollywood studios provide us a significant competitive advantage over our competition.
Government Regulation
As a participant in the global airline and global telecommunication industries we are subject to a variety of government regulatory obligations.
Federal Aviation Administration/European Aviation Safety Agency
Our Connectivity division’s primary product involves the installation of material hardware onboard commercial airliners. The installation of equipment on airliners is subject to the rules and regulations promulgated by the Federal Aviation Administration ("FAA") and its global counterparts, including the European Aviation Safety Agency ("EASA"). Prior to installing our equipment on an aircraft type, we are required to obtain a STC, which supplements the original Type Certificate obtained by the original aircraft manufacturer from the FAA/EASA and identifies the parts to be installed and the location of the installation and will only be issued by the FAA/EASA after we comply with any additional regulations for the installation of hardware such as ours (for example, bird strike regulation compliance). To date, we have obtained STCs for installing our connectivity solution hardware on the Boeing 737 Next Generation series of aircraft and the Boeing 757 and 777 aircraft types. We currently have additional STC projects underway and expect to obtain additional STCs throughout 2014.
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
Employees
As of December 31, 2014, we had 781 employees, 278 of whom are employed in the United States. None of our employees is represented by a labor union or is subject to a collective bargaining agreement. We believe that relations with our employees are good.
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

Corporate History
Prior to January 31, 2013, we were known as Global Eagle Acquisition Corp., a Delaware corporation that was formed in February 2011 to effect a merger, capital stock exchange, asset acquisition or similar business combination with one or more businesses. In May 2011, we consummated an initial public offering. On January 31, 2013, we completed a business combination transaction (the "Business Combination") in which we acquired all of the outstanding capital stock of Row 44, Inc. ("Row 44") and 86% of the shares of Advanced Inflight Alliance AG ("AIA"), and changed our name to Global Eagle Entertainment Inc. Prior to the consummation of the Business Combination, we did not engage in any business except for activities related to our formation and related public financing.
Subsequent to the Business Combination, we acquired an additional approximately 8% of the shares of AIA in 2013, and the remaining 6% of the shares of AIA in April 2014 such that as of December 31, 2014, we owned 100% of the shares of AIA. Prior to April 2014, the shares of AIA's capital stock not owned by us were listed in the Regulated Market ("General Standard") of the Frankfurt Stock Exchange.
Our principal executive offices are located at 4553 Glencoe Avenue, Los Angeles, California, 90292.
Available Information
Our main corporate website address is www.geemedia.com. Copies of the Company’s Quarterly Reports on Form 10-Q, Annual Report on Form 10-K and Current Reports on Form 8-K filed or furnished to the U.S. Securities and Exchange Commission (the “SEC”), and any amendments to the foregoing, will be provided without charge to any shareholder submitting a written request to the Secretary at the principal executive offices of the Company or by calling (310) 437-6000. All of the Company’s SEC filings are also available on the Company’s website at http://investors.geemedia.com/sec.cfm, as soon as reasonably practicable after having been electronically filed or furnished to the SEC. All SEC filings are also available at the SEC’s website at www.sec.gov.
We also webcast our earnings calls and certain events we participate in or host with members of the investment community on the investor relations section of our corporate website. Additionally, we provide notifications of news or announcements regarding our financial performance, including SEC filings, investor events, and press and earnings releases on the investor relations section of our corporate website. Investors can receive notifications of new press releases and SEC filings by signing up for email alerts on our website. Further corporate governance information, including our board committee charters and code of ethics, is also available on our website at http://investors.geemedia.com/corporate-governance.cfm. The information included on our website, or any of the websites of entities that we are affiliated with, is not incorporated by reference into this Annual Report on Form 10-K or in any other report or document we file with the SEC, and any references to our website are intended to be inactive textual references only.
ITEM 1A. RISK FACTORS
Investing in our common stock involves substantial risks. In addition to the other information included in this Annual Report, the following risk factors should be considered in evaluating our business and future prospects. The risk factors described below are not necessarily exhaustive. You should also read the other information included in this Annual Report, including our financial statements and the related notes.
Risks Related to Our Connectivity Segment
We rely on one key customer for a substantial percentage of our Connectivity segment’s revenue.

Our Connectivity segment is substantially dependent on its customer relationship with Southwest Airlines, which accounted for 83%, 72%, and 85% of our Connectivity segment’s revenue for the years ended December 31, 2014, 2013 and 2012, respectively, and 24% of our consolidated revenue for the year ended December 31, 2014. Our existing agreement with Southwest Airlines governs our supply of products and services to Southwest Airlines, including our broadband equipment, Wi-Fi service in connection with the use of our broadband system, live television related services and certain additional contemplated services. In addition, a significant source of our revenue and operating income is generated from our television service with Southwest Airlines. See the risk factor below entitled “We may be unsuccessful in generating revenue from live television, portal and content-on-demand services.” If we fail to maintain certain minimum service level requirements related to our television service with Southwest Airlines, Southwest Airlines may terminate our agreement to provide them with such service. Similarly, if we fail to meet other obligations related to our technology, equipment or services, Southwest Airlines may have the right to terminate our agreement to provide them with such equipment or services. Our business would be materially adversely affected if Southwest Airlines terminates the television service or our agreement to provide them with equipment and services.

Our Connectivity segment has a limited operating history, which may make it difficult to evaluate our current business and predict our future performance.

Our Connectivity segment did not complete the first installation of our in-flight connectivity system until 2009 and did not begin to generate service revenue until 2010. The limited operating history of our Connectivity segment may make it difficult to accurately evaluate our potential growth and future performance, and the growth of our Connectivity segment since inception is not necessarily indicative of potential future growth. Any assessments of our Connectivity segment and predictions that we make about future success or viability may not be accurate. We have encountered and will continue to encounter risks and difficulties frequently experienced by companies growing in rapidly changing industries, and the size and nature of our market opportunity will change as we scale our business and increase deployments of our in-flight connectivity system.

We may face increased competition from next generation connectivity technologies.

Ka-band connectivity solutions are in the early stage of deployment on airlines and may offer increased benefits over certain of the types of services our Ku-band connectivity solution provides today. In addition, satellite providers are planning to launch new and more competitive bandwidth offerings, such as Ku-HTS, over the next few years. If airlines value these benefits, or our current or future connectivity technologies are not compatible with the new bandwidth offerings, we may be forced to invest in improving our product offering, including possibly by investing more in our current solution or adopting a new technology, to maintain our current connectivity customers and attract additional customers. Other next generation connectivity solutions, including so-called “ground-to-orbit” solutions have been announced that may also require us to take similar action.

Until recently, our Connectivity segment has incurred significant operating losses.

Prior to the second half of 2013, our Connectivity segment incurred significant operating losses since its inception in 2004, and it may not be able to generate sufficient revenue in future periods to generate operating income or positive cash flow. We also expect our Connectivity segment’s costs to fluctuate materially in future periods as we continue to invest resources in product development efforts, such as our line-fit initiative with Boeing and new antenna development with QEST, for new and existing customers and services, which could negatively affect our future operating results. We expect to continue to expend substantial financial and other resources as we continue to grow our Connectivity segment internationally, and increase our investments in satellite-based technologies and our product offering. The amount and timing of these costs are subject to numerous variables, including the availability and timing of certain next-generation technologies, such as Ku-HTS and other satellite technologies, timing of our connectivity system becoming line-fit on various Boeing aircraft types and with other major aircraft manufacturers, as well as the need and related costs to develop and implement changes to our software and hardware, the need and related costs to expand our service offerings to be competitive and, with respect to satellite technologies, the need and related costs of obtaining current and future satellite capacity.

We face limitations on our ability to grow our domestic Connectivity segment operations which could harm our operating results and financial condition.

Our ability to expand our Connectivity segment domestically at its current rate of growth is inherently limited by various factors, including the limited number of U.S. and foreign commercial airlines operating over our domestic coverage area and who have not already selected a connectivity partner or are otherwise available to sell our products and service, the number of planes operated by our current domestic customer which have not yet been connected and in which our connectivity system can be installed and the passenger capacity within each plane. The growth of our Connectivity segment may slow when compared to more recent results, to the extent that we have exhausted all substantial potential airline customers, and as we approach installation on full fleets and maximum penetration rates on all flights. We cannot provide assurance that we will be able to profitably expand the domestic market presence or establish new markets and, if we fail to do so, our business and results of operations could be materially adversely affected.

We may be unsuccessful in generating revenue from live television, portal and content-on-demand services.

We continue to develop and deploy a number of service offerings to deliver to our commercial airline customers.

Live Television

We currently offer up to 20 channels of live television service in the United States, and we intend to expand our live television service to our airline customers in Europe and elsewhere, although there can be no assurance that we will be successful in doing so or in generating meaningful revenue from that source of content abroad. In the U.S., our customer Southwest Airlines free live television on its aircraft, advertised as “TV Flies Free,” which was exclusively sponsored by Dish Network Corporation through December 31, 2014. We have been informed by Southwest Airlines that for 2015, it has obtained a level of sponsorship from JPMorgan Chase & Co. and is in discussions with additional sponsors for its free live television offering. The failure of Southwest Airlines to maintain historical “TV Flies Free” sponsorship levels, however, could have a material adverse impact on our Connectivity segment’s revenue, financial condition and results of operations. Additionally, if we are unable to replicate the live television sponsorship model with other airlines, or the take rate for a passenger fee-based live television model does not meet expected targets, our Connectivity segment’s ability to generate revenue growth in the future could be materially adversely affected.
Portal Services

We currently deploy several advertising based portal services such as Beats Music, a moving map with flight information and restore Wi-Fi Internet-based texting service onboard Southwest Airlines aircraft. We also intend to further develop and deploy additional Wi-Fi Internet portal services, which we believe will provide our Connectivity segment a substantial revenue opportunity in the near term. However, Wi-Fi portal services generate marginal revenue today. We cannot make any assurance that we will be successful in developing and deploying portal services in the future, maintaining current Wi-Fi portal services or that our ability to generate revenue from these services will match our expectations. If our portal services are not successful, our growth and financial prospects could be materially adversely impacted.

Content-on-demand

Separate from our content-on-demand offering as part of our live television services, we are also working to increase the number of on-demand movies and other content available on our Wi-Fi Internet connectivity system. The future growth prospects for our business depend, in part, on revenue from advertising fees and e-commerce revenue share arrangements on passenger purchases of goods and services, including video and media services. Our ability to generate revenue from these service offerings depends on the:

•	growth of our Connectivity segment’s commercial airline customer base;

•	attractiveness of our Connectivity segment’s customer base to media partners;

•	deployment of live television and content-on-demand on more aircraft and with additional airline customers and increasing passenger adoption both in the U.S. and abroad;

•	establishment and maintenance of beneficial contractual relationships with media partners whose content, products and services are attractive to airline passengers; and,

•	ability to customize and improve our Connectivity segment’s service offerings in response to trends and customer interests.

If we are unsuccessful in generating revenue from our Connectivity segment’s service offerings, that failure could have a material adverse effect on our growth prospects, financial condition and results of operation.
We may be unsuccessful in expanding our Connectivity segment internationally, which could harm the growth of our business, operating results and financial conditions.

Our ability to expand our Connectivity segment internationally involves various risks, including the need to invest significant resources in unfamiliar markets and the possibility that there may not be returns on these investments in the near future, comparable to our recent financial results or at all. In addition, our Connectivity segment has incurred, and we expect to continue to incur, expenses before we generate any material revenue in these new markets. Recently, we began international connectivity trials with Air China and Air France. There is no assurance that either of these trials will result in a long-term profitable relationship with these customers. Our Connectivity segment’s ability to expand will also be limited by the demand for in-flight broadband Internet access in key international markets. Different privacy, censorship, aerospace and liability standards and regulations, governmental instability and political change and different intellectual property laws and enforcement practices in foreign countries may cause our business and operating results to suffer. Additionally, any failure to compete successfully in international markets could negatively impact our reputation and domestic operations.

Any future international operations, including our planned expansion into China, may fail to succeed due to risks inherent in foreign operations, including:

•	different technological solutions for broadband Internet than those used in North America;

•	varied, unfamiliar and unclear legal and regulatory restrictions;

•	unexpected changes in international regulatory requirements and tariffs;

•	unexpected changes in governmental or political structures in certain foreign countries;

•
legal, political or systemic restrictions on the ability of U.S. companies to do business in foreign countries, including restrictions on foreign ownership of telecommunications providers or the establishment of economic sanctions by the U.S. affecting businesses such as ours;

•	inability to find content or service providers to partner with on commercially reasonable terms, or at all;

•	Foreign Corrupt Practices Act compliance and related risks;

•	difficulties in staffing and managing foreign operations;

•	currency fluctuations; and

•	potential adverse tax consequences.
As a result of these obstacles, we may find it difficult or prohibitively expensive to grow our Connectivity segment internationally or may be unsuccessful in our attempt to do so, which could harm our future operating results and financial condition.

We are currently engaged in trials of our Connectivity solution on one aircraft operated by Air China and two aircraft operated by Air France in connection with each airline’s choice of a connectivity provider. Failure to win Air China or Air France as a client could have an adverse impact on our plans to expand our services into China and throughout Europe.

We are currently under trial to install our Connectivity solution on aircrafts operated by Air China and Air France. The Air China trial commenced aboard a 777-200 aircraft in the second half of 2014, and will enable Air China’s passengers to access the Internet and stored content on approved handheld devices, in accordance with applicable Chinese regulations. In addition, we also expect to commence a connectivity trial in partnership with telecommunications provider Orange on board two Air France aircraft in mid-2015. An expansion of our business into China will require us to comply with a number of foreign laws, rules and regulations with which we have limited prior experience. Our management team’s lack of experience with these new requirements could increase the likelihood that we will inadvertently violate such a requirement, which could divert more of our resources and negatively impact our business. We cannot assure you that the trials with either Air China or Air France will be successful, which could mean that the costs incurred and resources expended in connection with these trials may not yield the expansion of our business that we have anticipated. Even if the trials with Air China and Air France are successful, we may not realize the benefits of the trial if we are unable to expand our business in China and Europe beyond the test aircrafts. We cannot assure you that this expansion will generate additional revenues or increase our profitability. Even if this expansion generates the benefits that we have anticipated, there may be other unforeseeable and unintended factors or consequences that occur as a result of the expansion, which could adversely impact our profitability and our business.

We rely on single service providers for certain critical components of, and services relating to, our satellite connectivity network.

We currently source key components of our hardware and key aspects of our connectivity services from sole providers of equipment and network services, respectively, including the satellite antenna sourced from TECOM Industries, Inc., or TECOM, and substantially all of our Connectivity segment’s satellite transponder services from partners of Hughes Network Systems, LLC, or HNS. In addition we recently announced a new hardware satellite product development project with QEST, and a new satellite agreement with SES. While we have contracts in effect with these key component and service providers, if we experience a disruption in the delivery of products and services from any of these providers, it may be difficult for us to continue providing our own products and services to our customers. We have experienced component delivery issues in the past, and there can be no assurance that we will avoid similar issues in the future. Additionally, any loss of exclusivity that we have with our hardware providers today could eliminate our competitive advantage in the use of satellites for in-flight connectivity in the future, which could have a material adverse effect on our business and operations.

We depend upon third parties to manufacture our Connectivity segment’s equipment components and to provide services for our network.

We rely on third-party suppliers for equipment components that we use to provide our connectivity services. The supply of third party components could be interrupted or halted by a termination of these relationships, a failure of quality control or other operational problems at such suppliers or a significant decline in their financial condition. If we are not able to continue to engage suppliers with the capabilities or capacities required by our Connectivity segment, or if such suppliers fail to deliver quality products, parts, equipment and services on a timely basis consistent with our schedule, our business prospects, financial condition and results of operations could be adversely affected.

Risks Related to Our Content Segment

The portion of our Content segment that is based on applications as part of in-flight entertainment has a limited operating history, which may make it difficult to evaluate our current business and predict our future performance.

We have developed applications to be used on more sophisticated in-flight entertainment hardware platforms as well as a wireless streaming solution to be used on planes without in-flight entertainment hardware. Our applications and wireless streaming solution are still in development phases and have limited operating histories. This makes it difficult for us to accurately evaluate the potential growth and future performance of the applications and wireless solution. Any assessments of our applications and wireless solution and predictions that we make about future success or viability may not be accurate. We have encountered and will continue to encounter risks and difficulties frequently experienced by companies expanding in new product development areas in rapidly changing industries, and the size and nature of our market opportunity will change as we scale our applications and wireless streaming solution.

The future financial performance of our Content segment may be dependent on our ability to continue to acquire new companies that positively affect our financial performance.

Historically, our Content segment’s growth both in revenue and profits has been dependent on its ability to engage in acquisitions of companies inside or outside of its core industry. There can be no assurance that we will be able to continue to make additional acquisitions in the future, or that any future acquisitions will have a positive impact on our financial performance. If we are unable to make such acquisitions or if they are not successful from a financial performance perspective, this could have a negative impact on our financial condition and results of operations.

We may not accurately predict the profit margins of our Content segment with respect to its long-term fixed price contracts.

In some cases our Content segment has entered into multi-year, fixed-price delivery contracts with certain studios. These procurement contracts enable us to purchase content from certain studios during the respective terms of the contracts at a fixed purchase price, or through “flat deals”. Adjustments of the previously agreed upon purchase price might be necessary in certain circumstances if there are significant changes the customer demand or content supply during the term of a given contract. If we are unable to make such adjustments accordingly, or if there is a shift in the customer base under such contracts, then there is a risk that the profit margins on our flat fee agreements may be smaller than predicted or even a loss, which could have a material adverse impact on our financial condition and results of operations.

Our Content segment is subject to ongoing tax audits that could result in additional tax payments or a reduction in tax loss carryforwards.

A comprehensive tax audit by the Canadian tax authorities of our Canadian subsidiary DTI Software for the tax years 2008, 2009, 2010 and 2011 is underway. More specifically, the Canadian tax authorities are currently investigating DTI’s tax status in Dubai, United Arab Emirates, and whether income derived in Dubai should have been constituted taxable earnings subject to Canadian income tax for the tax years ended December 31, 2008, 2009, 2010 and 2011. We estimate the maximum Canadian income tax exposure for the taxable years 2008 through 2011 is approximately $3.6 million, including potential interest and penalties. We are currently investigating these claims and are not able to estimate the aggregate potential tax liability that could result for subsequent tax years after 2011. If the Canadian tax authorities attempt to assess similar penalties for tax years subsequent to 2011, we may be subject to significant historical tax obligations, including penalties and accrued interest. In addition, DTI claims certain tax credits in the course of the development of games and applications in Canada including tax credits that support multimedia, e-commerce and research and development in Canada. It is possible that Canadian tax authorities might come to a different conclusion concerning the respective amounts that DTI is able to claim. This could lead to an adjustment of the booked tax credits that could be material to our financial condition.

Our Content segment currently make claims for investment tax credits that are available in Canada to support multimedia, e-commerce and research and development in Canada, and any reduction in or elimination of government support for such tax credits would negatively impact our business and results of operations.

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

On-board use of personal electronic devices may harm our Content segment.

Ever-increasing numbers of passengers have their own personal electronic devices which they might use to bring their own content such as movies, music or games with them on a flight or to access on-board connectivity to the Internet, live television or content on demand. This could decrease demand for our Content segment’s in-flight offerings provided through seatback screens or other fixed on-board screens, which could have a material adverse effect on our financial condition and results of operation.

Many of our Content segment’s products will have long sales cycles, which may cause us to expend resources without an acceptable financial return and which makes it difficult to plan our expenses and forecast our revenue. This could have a material adverse effect on our business.

Many of our Content segment’s products have long sales cycles that involve numerous steps, including initial customer contacts, specification writing, software engineering design, software prototyping, pilot testing, device certification, regulatory approvals (if needed), sales and marketing and commercial manufacture, integration and delivery. During this time, we may expend substantial financial resources and management time and effort without any assurance that product sales will result. The anticipated long sales cycle for some of our Content segment’s products makes it difficult to predict the quarter in which sales may occur. Delays in sales may cause us to expend resources without an acceptable financial return and make it difficult to plan expenses and forecast revenue, which could have a material adverse effect on our business.

Our Content segment may not retain or attract customers if we do not develop new products and enhance our current products in response to technological changes and competing products, or if our new or enhanced products do not gain market acceptance.

The in-flight entertainment market is faced with rapid technological change, evolving standards in computer hardware, software development, communications and security infrastructure, and changing needs and expectations of customers. Building new products and service offerings requires significant investment in development. A substantial portion of our Content segment’s research and development resources are devoted to maintenance requirements and product upgrades that address new technology support. These demands put significant constraints on the resources that we have available for new product development. We also face uncertainty when we develop or acquire new products for our Content segment, because there is no assurance that a sufficient market will develop for those products.

We are exposed to foreign currency risks, and our lack of a formal hedging strategy could create losses.

Within our Content segment, currency risks arise from the fact that both sales to customers and purchasing are largely transacted in U.S. dollars, while most of our Content segment’s operating companies’ fixed costs are incurred in local currencies such as euros, British pounds and Canadian dollars. Historically, we have engaged from time to time in hedging transactions to counteract direct currency risks. However, we do not have a formal hedging strategy, and cannot guarantee that all currency risks have been or will be hedged in full. Severe currency fluctuations could also cause the hedging transactions to fail if agreed thresholds (triggers) are not met or exceeded. We therefore cannot preclude negative foreign currency effects in the future−some of which may be substantial−due to unforeseen exchange rate fluctuations and/or inaccurate assessments of market developments.

There are also intragroup receivables and liabilities in our Content segment, such as loans, that can generate significant foreign currency effects. Changes in the exchange rates of a number of foreign currencies against the euro, especially the U.S.

dollar and the Canadian dollar, could lead to the recognition of unrealized foreign exchange losses in some cases, particularly as a result of intragroup transactions. Therefore, our Content segment is exposed to a heightened currency risk in connection with intragroup borrowing owing to the foreign currency sensitivity exchange rate movements that are difficult to predict.

Our Content segment faces intense pricing pressure.

Pricing pressures from both our customers and studios are high in the content market. As a result, we may need to provide significant price concessions in connection with the frequent tenders in which we engage in order to acquire new customers or retain current customers. This may have a negative adverse effect on our revenue, profit, financial trends and results of operations.

We source our content from studios, distributors and other content providers, and any reduction in the volume of content produced by such content providers could hurt our Content segment by providing it with less quality content to choose from and resulting in potentially less attractive offerings for passengers.

We receive content from studios, distributors and other content providers, and, in some circumstances, we depend on the volume and quality of the content that these content providers produce. If studios, distributors or other content providers were to reduce the volume or quality of content that they make available to us over any given time period, whether because of their own financial limitations or other factors influencing their businesses, we would have less quality content to choose from, and our programmers would have more difficulty finding relevant and appropriate content to provide to our customers. This could negatively impact the passenger experience, which could, in turn, reduce the demand for our Content segment’s offerings, which would have a negative impact on our revenue and results of operations.

Our revenue may be adversely affected by a reduction or elimination of the time between our receipt of content and the content being made more broadly publicly available to the rental or home viewing market.

We receive the content that we provide through our Content segment directly from studios, distributors and other content providers, and the timing is at the discretion of the content providers. Historically, we received content prior to such content being more broadly publicly distributed via rental viewing, retail stores or Internet streaming services. If a content provider delays release of certain content in a manner reducing or eliminating this “early window,” our Content segment may not be able to generate as much revenue from such content as we could have generated with an earlier release date.

The revenue generated by our Content segment may be adversely affected by a reduction or elimination of use of our Content segment’s services by competitors in the marketplace.

A portion of our Content segment’s income is currently generated by the licensing of software and content and by the performance of content processing services for direct competitors, including other content service providers. If our competitors develop their own software and content acquisition and processing capabilities, our Content segment may be materially adversely affected.

Risks Related to our Technology, Intellectual Property and Government Regulation

Our Connectivity segment may suffer service interruptions or delays, technology failures or damage to its equipment.

Our reputation and ability to attract, retain and serve our commercial airline customers depends, in part, upon the reliable performance of our Connectivity segment’s satellite transponder capacity, network infrastructure and connectivity system. The operations and services of our Connectivity segment depend upon the extent to which our equipment and the equipment of our third-party network providers is protected against damage from fire, flood, earthquakes, power loss, solar flares, telecommunication failures, computer viruses, break-ins, acts of war or terrorism and similar events. Damage to our networks could cause interruptions in the services that we provide through our Connectivity segment, which could have a material adverse effect on our service revenue, our reputation and our ability to attract or retain customers. Our Connectivity segment has experienced interruptions in these systems in the past, including component and service failures that temporarily disrupted users’ access to the Internet, and we may experience further service interruptions, service delays or technology or systems failures, which may be due to factors beyond our control. If we experience frequent system or network failures, our reputation could be harmed and our airline customers may have the right to terminate their contracts with us or pursue other remedies, which could have a material adverse effect on our ability to attract and retain customers and our business, financial condition and results of operations.

Assertions by third parties of infringement, misappropriation or other violations by us of their intellectual property rights could result in significant costs and substantially harm our business, financial condition and results of operations.

In recent years, there has been significant litigation involving intellectual property rights in many technology-based industries, including the wireless communications industry. Any infringement, misappropriation or related claims, whether or not meritorious, are time-consuming, divert technical and management personnel and are costly to resolve. As a result of any such dispute, we may have to develop non-infringing technology, pay damages, enter into royalty or licensing agreements, cease providing certain products or services or take other actions to resolve the claims. These actions, if required, may be costly or unavailable on terms acceptable to us. Certain of our suppliers do not provide indemnity to us for the use of the products and services that these providers supply to us. At the same time, we generally offer third party intellectual property infringement indemnity to the customers of our Connectivity segment which, in some cases, do not cap our indemnity obligations and thus could render us liable for both defense costs and any judgments. Any of these events could result in increases in our operating expenses, limit our service offerings or result in a loss of business if we are unable to meet our indemnification obligations and our airline customers terminate or fail to renew their contracts.

On December 28, 2012, Advanced Media Networks, L.L.C. (“AMN”) filed suit in the United States District Court for the Central District of California against Row 44 and one of its customers which Row 44 had agreed to indemnify for allegedly infringing two of its patents and seeking injunctive relief and unspecified monetary damages. Row 44 is a direct subsidiary of the Company. In December 2014, Row 44 entered into a confidential settlement agreement with AMN pursuant to which AMN agreed to dismiss its claims against Row 44 and the other defendant with prejudice, and agreed not to sue Row 44 or its airline customers in the future for infringement of any patent currently owned by AMN or any related patent based on our products, services or systems, in exchange for us paying an immaterial amount and entering into a license agreement with AMN.

We are subject to civil litigation involving allegations of copyright infringement and related claims for indemnification, which could result in our having to pay damages or injunctive relief. We may also be subject to additional similar litigation in the future.

As discussed in Note 9. Commitments and Contingencies, to the consolidated financial statements included in this Annual Report, we have been and currently are subject to civil litigation by parties claiming that certain of our audio and music programming offerings infringe the copyright and other intellectual property rights of such parties. On May 6, 2014, UMG Recordings, Inc., Capital Records, Universal Music Corp and entities affiliated with the foregoing (collectively, “UMG”) filed suit in the United States District Court for the Central District of California against the Company and Inflight Productions Ltd. (“IFP”) for copyright infringement and related claims and unspecified money damages. IFP is a direct subsidiary of Global Entertainment AG, or GE AG, and an indirect subsidiary of the Company. As of December 31, 2014, the potential range of loss related to this matter cannot be determined. The parties have agreed to non-binding mediation of the case which is currently scheduled for April 1, 2015. On July 1, 2014, American Airlines, Inc. (“American”) filed suit in Texas State Court, Tarrant County, against IFP, and filed an amended complaint on October 29, 2014, seeking a declaration that IFP is obligated to defend and indemnify American against claims that UMG may assert against American for copyright infringement insofar as such claims arise out of American’s use of content provided by IFP during a limited period of time, and for breach of contract. On February 24, 2015, American was added as a defendant in UMG's case against the Company and IFP. The American lawsuit seeks unspecified money damages and liquidated damages, as well as attorney’s fees. The outcome of this matter is inherently uncertain and could have a material adverse effect on the Company’s business, financial condition and results of operations. We may in the future be subject to additional similar civil litigation involving copyright infringement, which could result in injunctive relief or our having to pay damages or claims for indemnification. We have incurred costs to defend and settle such lawsuits, and may incur additional costs in the future, and such costs may be material. We may also be subject to injunctive relief and our having to pay damages.

The use of open source software in our Connectivity segment could limit our ability to commercialize our technology.

Open source software is software made widely and freely available to the public in human-readable source code form, usually with liberal rights to modify and improve such software. Some open source licenses require as a condition of use that proprietary software that is combined with licensed open source software and distributed must be released to the public in source code form and under the terms of the applicable open source license. Accordingly, and depending on the manner in which such licenses are interpreted and applied, we could face restrictions on our ability to commercialize certain of the products of our Connectivity segment and could be required to (i) release the source code of certain of our proprietary software to the public, including to competitors; (ii) seek licenses from third parties for replacement software; and/or (iii) re-engineer our software in order to continue offering our products. Such consequences could materially adversely affect our business.

The failure of our Connectivity segment’s equipment or material defects or errors in our software may damage our reputation or result in claims against us that exceed our insurance coverage, thereby requiring us to pay significant damages and impairing our ability to sell our connectivity service.

Our Connectivity segment’s products contain complex systems and components that could contain errors or defects, particularly when we incorporate new technology. If any of our connectivity products are defective, we could be required to redesign or recall those products or pay substantial damages or warranty claims. Such events could result in significant expenses, disrupt sales and affect our reputation and that of our products. If our Connectivity segment’s on-board equipment has a severe malfunction, or there is a problem with the equipment installation, which damages an airplane or impairs its on-board electronics or avionics, significant property loss and serious personal injury or death could result. Any such failure could expose us to substantial product liability claims or costly repair obligations. In particular, passenger jets operated by our airline customers are very costly to repair; therefore, the damages in any product liability claims could be material. Our insurance coverage may not be sufficient to fully cover the payment of any claims. A product recall or a product liability claim not covered by insurance could have a material adverse effect on our business, financial condition and results of operations. Further, we indemnify most of our airline customers for losses due to third-party claims and, in certain cases, the causes for such losses may include failure of our products.

The software underlying our connectivity services is inherently complex and may contain material defects or errors, particularly when the software is first introduced or when new versions or enhancements are released. We have from time to time found defects or errors in its software, and defects or errors in our existing software may be detected in the future. Any defects or errors, particularly those that cause interruptions to the availability of our connectivity services could result in:

•	termination or failure to renew contracts by our airline customers;

•	a reduction in sales or delay in market acceptance of our connectivity service;

•	sales credits or refunds to our customers;

•	governmental compliance requirements regarding customer privacy rights;

•	loss of existing customers and difficulty in attracting new customers;

•	diversion of development resources;

•	harm to our reputation and brand image;

•	increased insurance costs; and

•	claims for substantial damages.

The costs incurred in correcting any material defects or errors in our software may be substantial and could have a material adverse effect on our financial condition and results of operation.

Regulation by United States government agencies, such as the FAA, which regulates the civil aviation manufacturing and repair industries in the United States, and the FCC, which regulates the U.S. telecommunications industry, may increase our costs of providing service or require us to change our services.

Our Connectivity segment is subject to various governmental regulations, including those regulations promulgated by various federal, state and local regulatory agencies and legislative bodies and comparable agencies outside the United States where we do, or in the future may do, business. The U.S. government agency that has primary regulatory authority over our operations is the Federal Aviation Agency, or the FAA. The commercial and private aviation industries, including civil aviation manufacturing and repair industries, are highly regulated by the FAA in the United States. FAA certification is required for all equipment that we install on commercial aircraft, and certain of our operating activities require that we obtain FAA certification as a parts manufacturer. FAA approvals required to operate our Connectivity segment include Supplemental Type Certificates, or STCs, and Parts Manufacturing Authority, or PMAs. Obtaining STCs and PMAs is an expensive and time-consuming process that requires significant focus and resources. Any inability to obtain, delay in obtaining, or change in, needed FAA certifications, authorizations, or approvals, could have an adverse effect on our ability to meet the installation commitments of our Connectivity segment, manufacture and sell parts for installation on aircraft, or expand our business and could, therefore, materially adversely affect our growth prospects, business and operating results. The FAA closely regulates many of our operations. If we fail to comply with the FAA’s many regulations and standards that apply to our activities, we could lose the FAA certifications, authorizations or other approvals on which the manufacturing, installation, maintenance, preventive maintenance and alteration capabilities of our Connectivity segment are based. In addition, from time to time, the FAA may adopt new regulations or amend existing regulations, such as recently promulgated regulations with respect to random bird strike testing. The FAA could also change its policies regarding the delegation of inspection and certification responsibilities to private companies, which could adversely affect our business. To the extent that any such new regulations or amendments to existing regulations or policies apply to our activities, those new regulations or amendments to existing regulations would generally increase our costs of compliance.

In addition to the FAA, we are also subject to the rules and regulations of the Federal Communications Commission (“FCC”). As part of our authorization to commence providing satellite-based Wi-Fi connectivity services to aircraft, we obtained a license from the FCC that obligates us to comply with various requirements specifically identified in that license and with the general rules and regulations promulgated by the FCC. In addition, we agreed to cooperate with law enforcement agencies of the U.S. government to address specific concerns regarding providing connectivity to aircraft over the United States. Also, as a broadband Internet provider, we must also comply with the Communications Assistance for Law Enforcement Act of 1994, or CALEA, and similar laws in other countries, which require communications carriers to ensure that their equipment, facilities and services can accommodate certain technical capabilities in executing authorized wiretapping and other electronic surveillance. Currently, our CALEA solutions are deployed in our U.S. network and Western European network, but we nevertheless could be subject to an enforcement action by the FCC, other telecommunications regulators or law enforcement agencies for any delays related to meeting any current or future CALEA or similarly mandated law enforcement related obligations. Such enforcement actions could subject us to fines, cease and desist orders or other penalties, all of which could adversely affect our business. Further, to the extent that the FCC adopts additional capability requirements applicable to broadband Internet providers, its decision may increase the costs that we must incur to comply with such regulations.

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

Our Connectivity segment is subject to regulations promulgated by various regulatory agencies and legislative bodies in foreign jurisdictions where we do, or in the future may do, business. These foreign bodies may require us to obtain certifications for equipment that we install on commercial aircraft, and certain of our operating activities may require that we obtain foreign regulatory certifications as a parts manufacturer. Obtaining these certifications could be an expensive and time-consuming process requiring significant focus and resources. Any inability to obtain, delay in obtaining, or change in, needed certifications, authorizations, or approvals, could have an adverse effect on our ability to meet the installation commitments of our Connectivity segment, manufacture and sell parts for installation on aircraft, or expand our business and could, therefore, materially adversely affect our growth prospects, business and operating results. Many of our operations are subject to regulation by a number of foreign regulatory agencies in multiple foreign jurisdictions. If we fail to comply with the many foreign regulations and standards that apply to our activities, we could lose the foreign certifications, authorizations or other approvals on which the manufacturing, installation, maintenance, preventive maintenance and alteration capabilities of our Connectivity segment are based. In addition, from time to time, the foreign bodies that regulate our activities may adopt new regulations, amend existing regulations or change their policies, all of which could adversely affect our business. To the extent that any such new regulations or amendments to existing regulations or policies apply to our activities, those new regulations or amendments to existing regulations would generally increase our costs of compliance.

If government regulation of the Internet, including e-commerce or online video distribution, changes, we may need to change the way we operate our Connectivity segment to a manner that incurs greater operating expenses, which could harm our results of operations.

The current legal environment for Internet communications, products and services is uncertain and subject to statutory, regulatory or interpretive change. Certain laws and regulations applicable to our Connectivity segment were adopted prior to the advent of the Internet and related technologies and often do not contemplate or address specific issues associated with those technologies. We cannot be certain that we, our vendors and media partners or our customers are currently in compliance with all applicable regulatory or other legal requirements in all of the countries in which our connectivity service is used. Our failure, or the failure of our vendors and media partners, customers and others with whom we transact business, to comply with existing or future legal or regulatory requirements could materially adversely affect our business, financial condition and results of operations. Regulators may disagree with our interpretations of existing laws or regulations or the applicability of existing laws or regulations to our business, and existing laws, regulations and interpretations may change in unexpected ways. For example, the FCC adopted regulations regarding net neutrality that, in certain situations, limit mobile broadband providers to “network management” techniques that are reasonable; however, the rules were struck down by the D.C. Circuit Court as outside the scope of the FCC’s regulatory authority. Although these rules are no longer in effect, the FCC has indicated it intends to implement similar network management limitations in the future, which, if deemed valid under the FCC’s authority, could adversely impact our ability to monitor and manage the network to optimize our users’ Internet experience.

We cannot be certain what positions regulators may take regarding our compliance with, or lack of compliance with, current and future legal and regulatory requirements or what positions regulators may take regarding any past or future actions that Connectivity segment has taken or may take in any jurisdiction. Regulators may determine that we are not in compliance with legal and regulatory requirements, and impose penalties, or we may need to make changes to our connectivity system, which could be costly and difficult. Any of these events would adversely affect our operating results and financial condition.

Risks Related to Our Business and Industry
For the years ended December 31, 2013 and 2014, our management concluded that our disclosure controls and procedures and our internal control over financial reporting were not effective due to the existence material weaknesses in our internal control over financial reporting during such periods. If we are unable to establish and maintain effective disclosure controls and internal control over financial reporting, our ability to produce accurate financial statements on a timely basis could be impaired, and the market price of our securities may be negatively affected.
In connection with our year-end audit, our management conducted an assessment of our disclosure controls and procedures and our internal control over financial reporting and concluded that they were both ineffective, due to the existence of a material weakness in our internal control over financial reporting, as described below. See Item 9A. Controls and Procedures. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected and corrected on a timely basis. In connection with the preparation of our financial statements for the year ended December 31, 2014, management identified a material weakness in our internal control over financial reporting consisting of design and operating ineffectiveness of information technology general controls ("ITGC") and the design and operating ineffectiveness of the manual controls around content revenue and corresponding cost of sales at certain subsidiaries of the Company.
For the steps we intend to take to remediate this material weakness, see Item 9A. Controls and Procedures. We may need to expend significant financial resources to remediate this material weakness.
For the year ended December 31, 2013, our management also concluded that our disclosure controls and procedures were not effective as of December 31, 2013 due to the existence of four material weaknesses in our internal control over financial reporting which were subsequently remediated during 2014 and we may not be able to remediate this material weakness or any future material weakness.
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

Our operations and performance are sensitive to fluctuations in general economic conditions, both in the U.S. and globally. The United States and the European Union recently expanded their sanctions against Russia which, among other things, increased the restrictions on sales of certain products, including aviation products and planes, to Russia and to specified restricted parties in or affiliated with Russia. Such sanctions have negatively affect the business that our two customers in Russia conduct with us and, in such case, may have a material adverse effect on our revenues, the realizability of our accounts receivables with such parties, and the results of our operations. For example, we recorded a one-time non-cash impairment provision during the fourth quarter of 2014 on certain accounts receivables owed for equipment shipped to a Russian customer in 2013 and the first half of 2014. At December 31, 2014, the Russian customer had a total outstanding accounts receivable balance of $4.1 million. While this customer has agreed in principle to a multi-year payment plan on these outstanding receivables beginning late in the first quarter of 2015, we believe that the recent trade sanctions imposed by the European Union and the United States on Russia may alone or in combination continue to adversely affect the collectability of such accounts receivable, and as a result we recorded a one-time impairment provision of $4.1 million during the fourth quarter of 2014. In addition, geopolitical instability in the Middle East as well as the continued volatility of the currency markets in the emerging economies could negatively impact the broader industrial economy, which could affect our revenues and results of operations.
If the benefits of any acquisition that we or any of our subsidiaries consummate do not meet the expectations of the marketplace, investors, financial analysts or industry analysts, our financial condition may be negatively affected and the market price of our securities may decline.

We may not realize the expected benefits of any acquisitions as rapidly as, or to the extent anticipated by, the marketplace, investors, financial analysts or industry analysts. Any such failure may have a material adverse impact on our financial condition, results of operations and stock price.

Subsequent to the consummation of any acquisition that we may consummate, we may be required to take write-downs or write-offs, restructuring and impairment or other charges that may have a negative effect on our financial condition and the market price of our securities.

Although we conducted due diligence in connection with the acquisitions of GE AG, Travel Entertainment Group Equity Limited and subsidiaries , or IFES, and Post Modern Edit, LLC and related entities, or PMG, we cannot assure you that this diligence revealed all material issues that may be present in GE AG’s, IFES’s or PMG’s respective business, that it would be possible to uncover all material issues through a customary amount of due diligence, or that factors outside of our control will not later arise. Similarly, subsequent to the consummation of any future acquisition, regardless of any due diligence we may conduct, certain issues or risks may be revealed. As a result, we may be forced to later write down or write off assets, restructure operations, or incur impairment or other charges that could result in losses. Even if the due diligence that we conducted in connection with acquisitions that we have already consummated or that we consummate in the future successfully identifies certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with our preliminary risk analysis. Even though these charges may be non-cash items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our securities. Any such write-downs, write-offs, restructuring or charges could have a significant negative effect on our financial condition, results of operations and stock price.
Additional businesses or technologies we acquire could prove difficult to integrate, disrupt our ongoing business, dilute stockholder value or have an adverse effect on our results of operations.

In addition to the acquisitions that we consummated in 2013, we may engage in further acquisitions of businesses or technologies to augment our growth. Acquisitions involve challenges and risks in negotiation, execution, valuation and integration. Moreover, we may not be able to find suitable acquisition opportunities on terms that are acceptable to us. Even if successfully negotiated, closed and integrated, certain acquisitions may not advance our business strategy, may fall short of expected return-on-investment targets or may fail. In addition to the risks described above, any future acquisition could involve numerous additional risks, including:

•	potential disruption of our ongoing business and distraction of management;

•	difficulty integrating the operations and products of the acquired business;

•	use of cash to fund the acquisition or for unanticipated expenses;

•	limited market experience in new businesses;

•	exposure to unknown liabilities, including litigation against the companies that we acquire;

•	additional costs due to differences in culture, geographical locations and duplication of key talent;

•	delays associated with or resources being devoted to regulatory review and approval;

•	acquisition-related accounting charges affecting our balance sheet and operations;

•	difficulty integrating the financial results of the acquired business in our consolidated financial statements;

•	controls in the acquired business;

•	potential impairment of goodwill;

•	dilution to our current stockholders from the issuance of equity securities; and

•	potential loss of key employees or customers of the acquired company.

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

We may be subject to litigation in connection with our acquisition in April 2014 of the remaining 6% shares of Global Entertainment AG (f/k/a AIA)

In April 2014, we completed the acquisition of the remaining 6% of the shares of GE AG that we didn’t already own. We may be subject to claims of former stockholders of GE AG that the price we paid for their shares of GE AG was too low. If former stockholders of GE AG commence legal claims against us, we may be required to incur significant expenses defending these claims, which could have a material impact on our financial condition.

The failure to implement, as well as the completion and impact of, our restructuring efforts could adversely affect our business.

In September 2014, we announced our formal restructuring plan to streamline/improve operating procedures and generate synergies within our business. We expect these efforts to continue during the first half of 2015. These corporate realignment activities involve changes to many aspects of our business, including complex legal- and tax-related matters. In 2014, we incurred approximately $4.2 million in restructuring charges in connection with these efforts. We may incur costs and expend considerable resources in connection with this and/or any additional restructuring plans and these activities could distract our management and negatively impact our results of operations. We cannot assure you that we will be able to successfully implement this restructuring, which could mean that the costs incurred and resources expended in connection with our restructuring efforts may not yield the results that we anticipate. Even if we do successfully implement our restructuring, we may not realize the benefits that we anticipate from these efforts. We cannot assure you that the restructuring will result in cost savings or will materially increase our profitability. Even if the restructuring generates the benefits that we have anticipated, there may be other unforeseeable and unintended factors or consequences that occur as a result of the reorganization, which could have a material adverse impact on our financial condition and results of operation.

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

Competition for key technical personnel in high-technology industries is intense. We believe that the future success of our business depends in large part on our continued ability to hire, train, retain and leverage the skills of qualified engineers and other highly skilled personnel needed to maintain and grow our satellite based broadband connectivity network and our Content segment. We may not be as successful as our competitors at recruiting, training, retaining and utilizing these highly skilled personnel. In particular, we may have more difficulty attracting or retaining highly skilled personnel during periods of poor operating performance. In addition, because of the widespread geographical locations of our business, we have a risk of migration of employees and poor retention rate. We may also encounter challenges in complying with foreign employment laws and regulations in our many international locations. Any failure to recruit, train and retain highly skilled employees or any failure to comply with applicable foreign employment laws and regulations could negatively impact our business and results of operations.

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

GE AG is our wholly-owned subsidiary and thus a controlled foreign corporation of the Company for U.S. federal income tax purposes. This organizational structure may create inefficiencies, as certain types of income and investments of GE AG that otherwise would not be currently taxable under general tax principles, may become taxable. In addition, distributions from the operating subsidiaries of GE AG may be subject to additional withholding tax and result in lower profits. We are in the process of implementing changes to streamline our corporate structure. By doing so, certain transactions in the restructuring could be taxable in the United States and Germany. We cannot presently predict the impact such restructuring may have on U.S. and foreign tax liability.

Risks Related to Our Indebtedness

We may not have sufficient cash flow from our business to make payments on our indebtedness.

Our ability to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness depends on our performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not generate cash flow from operations in the future sufficient to service our debt and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations.

We may incur substantially more debt or take other actions that would intensify the risks discussed above.

In addition to our convertible notes, we and our subsidiaries may incur substantial additional debt, subject to restrictions contained in our existing and future debt instruments, some or all of which may be secured debt. We will not be restricted under the terms of the indenture governing our convertible notes from incurring additional debt, securing existing or future debt, recapitalizing our debt or taking a number of other actions that are not limited by the terms of the indenture governing the notes that could have the effect of diminishing our ability to make payments on the notes when due. Our Loan and Security Agreement, dated as of December 22, 2014, with Citibank, N.A., or our Credit Agreement, restricts our ability to incur additional indebtedness, including secured indebtedness, but if the facility matures or is repaid, we may not be subject to such restrictions under the terms of any subsequent indebtedness.

We may not have the ability to repay the principal amount of our convertible notes at maturity, to raise the funds necessary to settle conversions of our convertible notes or to repurchase our convertible notes upon a fundamental change or on specified repurchase dates, and the agreements governing our future indebtedness may contain limitations on our ability to repurchase our convertible notes.

At maturity, the entire outstanding principal amount of our convertible notes will become due and payable by us. Upon the occurrence of a fundamental change or upon each of February 20, 2022, February 22, 2025 and February 22, 2030, holders of convertible notes will also have the right to require us to repurchase all or a portion of their convertible notes at a repurchase price equal to 100% of the principal amount of our convertible notes to be repurchased, plus accrued and unpaid interest, if any. In addition, upon conversion of our convertible notes, unless we elect to deliver solely shares of our common stock to settle such conversion (other than paying cash in lieu of delivering any fractional share), we will be required to make cash payments in respect of our convertible notes being converted. However, we may not have sufficient funds or be able to obtain financing at the time we are required to repay the principal amount of our convertible notes, make repurchases of our convertible notes or settle conversions of our convertible notes. In addition, our ability to repurchase our convertible notes may be limited by law, regulatory action or agreements governing our indebtedness. Furthermore, certain transactions or events that would give holders of our convertible notes, if issued, the right to put our convertible notes back to us or to convert our convertible notes with an increased conversion rate would constitute events of default under the Credit Agreement. Our failure to repay the principal amount of our convertible notes, repurchase convertible notes at a time when the repurchase is required by the indenture or to settle conversions of our convertible notes would constitute a default under the indenture. A default under the indenture or the fundamental change itself could also lead to a default under agreements governing our future indebtedness. If the repayment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness and repurchase our convertible notes or make cash payments upon conversion thereof.

The conditional conversion feature of our convertible notes, if triggered, may adversely affect our financial condition and operating results.

In the event the conditional conversion feature of our convertible notes is triggered, holders of convertible notes will be entitled to convert our convertible notes at any time during specified periods at their option. If one or more holders elect to convert their convertible notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock (other than cash in lieu of any fractional share), we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity. In addition, even if holders do not elect to convert their convertible notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the notes as a current rather than long-term liability, which may result in a material reduction of our net working capital.
The accounting method for convertible debt securities that may be settled in cash could have a material adverse effect on our reported financial results.

Under Accounting Standards Codification 470-20, Debt with Conversion and Other Options, which we refer to as ASC 470-20, we are required to separately account for the liability and equity components of our convertible notes because they may be settled entirely or partially in cash upon conversion in a manner that reflects our economic interest cost. The effect of ASC 470-20 on the accounting for our convertible notes is that the equity component is required to be included in the additional paid-in capital section of stockholders’ deficit on our consolidated balance sheet, and the value of the equity component would be treated as original issue discount for purposes of accounting for the debt component of our convertible notes. As a result, we will be required to record a greater amount of non-cash interest expense in current periods presented as a result of the amortization of the discounted carrying value of our convertible notes to their face amount over the term of our convertible notes. We will report lower net income in our financial results because ASC 470-20 will require interest to include both the current period’s amortization of the debt discount and the instrument’s coupon interest, which could adversely affect our reported or future financial results, the trading price of our common stock and the trading price of our convertible notes.

In addition, because our convertible notes may be settled entirely or partly in cash, under certain circumstances, our convertible notes are currently accounted for utilizing the treasury stock method, the effect of which is that the shares issuable upon conversion of our convertible notes are not included in the calculation of diluted earnings per share except to the extent that the conversion value of our convertible notes exceeds their principal amount. Under the treasury stock method, for diluted earnings per share purposes, the transaction is accounted for as if the number of shares of common stock that would be necessary to settle such excess, if we elected to settle such excess in shares, are issued. We cannot be sure that the accounting standards in the future will continue to permit the use of the treasury stock method. If we are unable to use the treasury stock method in accounting for the shares issuable upon conversion of our convertible notes, then our diluted earnings per share would be adversely affected.

Our substantial indebtedness may limit cash flow available to invest in the ongoing needs of our business.

We have a significant amount of indebtedness. After giving effect to the issuance of our convertible notes in February 2015, our total outstanding consolidated indebtedness as of December 31, 2014 would have been $83.7 million, net of fees. Furthermore, as of such date, we had $20.0 million of availability for additional borrowings under the Credit Agreement. The indenture governing our convertible notes does not limit our ability to incur indebtedness, and we could in the future incur additional indebtedness beyond such amount. Our substantial debt combined with our other financial obligations and contractual commitments could have significant adverse consequences, including:

•
requiring us to dedicate a substantial portion of cash flow from operations to the payment of interest on, and principal of, our debt, which will reduce the amounts available to fund working capital, capital expenditures, product development efforts and other general corporate purposes;

•	increasing our vulnerability to adverse changes in general economic, industry and market conditions;

•	obligating us to restrictive covenants that may reduce our ability to take certain corporate actions or obtain further debt or equity financing;

•	limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we compete; and

•	placing us at a competitive disadvantage compared to our competitors that have less debt or better debt servicing options.
We intend to satisfy our current and future debt service obligations with our existing cash and cash equivalents and marketable securities and funds from external sources. However, we may not have sufficient funds or may be unable to arrange for additional financing to pay the amounts due under our existing debt. Funds from external sources may not be available on acceptable terms, if at all. In the event of an acceleration of amounts due under our debt instruments as a result of an event of default, including upon the occurrence of an event that would reasonably be expected to have a material adverse effect on our business, operations, properties, assets or condition or a failure to pay any amount due, we may not have sufficient funds or may be unable to arrange for additional financing to repay our indebtedness or to make any accelerated payments.
If we do not comply with the provisions of our Credit Agreement, our lenders may terminate their obligations to us and require us to repay all outstanding amounts owed thereunder.

Our Credit Agreement contains provisions that limit our operating and financing activities, including financial covenants relating to liquidity, indebtedness and Adjusted EBITDA. If an event of default occurs and is continuing, the lenders may among other things, terminate their obligations thereunder and require us to repay all amounts thereunder. Depending on the amount of indebtedness we have drawn under our Credit Agreement, any such repayment obligation could have a material adverse impact on our financial condition and results of operation.

Our management team may invest or spend the proceeds of any financing that we complete in ways with which you may not agree or in ways which may not yield a significant return.

We recently completed a private offering of $82.5 million of our convertible notes. Our management has broad discretion over the use of proceeds from the private offering, and will have broad discretion over the use of proceeds from any financing that we complete in the future.. We intend to use the net proceeds of the private offering of convertible notes for working capital and general corporate purposes, including possible acquisitions, ongoing and future capital investments in new product development and technologies, and costs associated with expanding our customer base in new and emerging markets. However, because our management has considerable discretion in the application of the net proceeds of the private offering of convertible notes, such net proceeds may be used for corporate purposes that do not increase our operating results or enhance the value of our common stock. Furthermore, we cannot guarantee that the net proceeds from any financing that we complete in the future will be used for corporate purposes that increase our operating results or enhance the value of our common stock.
The fundamental change repurchase feature of the indenture governing our convertible notes may increase the price of or prevent an otherwise beneficial takeover attempt of us.

The indenture governing our convertible notes requires us to repurchase our convertible notes for cash upon the occurrence of a fundamental change of us and, in certain circumstances, to increase the conversion rate for a holder that converts its notes in connection with a make-whole fundamental change. A takeover of us may trigger the requirement that we repurchase our convertible notes and/or increase the conversion rate, which could make it more costly for a potential acquirer to engage in a combinatory transaction with us. Such additional costs may have the effect of preventing a takeover of us that would otherwise be beneficial to investors.

Conversion of our convertible notes may dilute the ownership interest of our existing stockholders, including holders who had previously converted their notes, or may otherwise depress the price of our common stock.

The conversion of some or all of our convertible notes will dilute the ownership interests of existing stockholders to the extent we deliver shares upon conversion of any of our convertible notes. Any sales in the public market of the common stock issuable upon such conversion or any anticipated conversion of our convertible notes into shares of our common stock could adversely affect prevailing market prices of our common stock. In addition, the existence of our convertible notes may encourage short selling by market participants because the conversion of our convertible notes could be used to satisfy short positions.

Risks Related to Our Common Stock

The interests of our largest stockholder may conflict with our interests and the interests of our other stockholders.

As of March 1, 2015, PAR Investment Partners, L.P., or PAR, beneficially owned approximately 38% of our outstanding shares of common stock. As a result, PAR may have the ability to influence the election of our directors and the outcome of corporate actions of the Company requiring stockholder approval, including amendments to our second amended and restated certificate of incorporation and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control and might adversely affect the market price of our common stock. The interests of PAR may conflict with our interests or those of other stockholders.
Future sales of our common stock may cause the market price of our securities to drop significantly, even if our business is doing well.

The market price of shares of our common stock could decline as a result of sales of a large number of shares of our common stock in the market in the future, and the perception that these sales could occur may also depress the market price of shares of our common stock. We have registered for resale shares of our common stock held by stockholders owning a significant portion of our total outstanding shares, including the shares held by PAR which constitute approximately 38% of our outstanding common stock. We also have outstanding approximately, 1,770,364 stock options that are currently exercisable by the holders thereof. In connection with the public offering of common stock completed by certain stockholders of the Company in February 2015, our directors and officers and certain of our significant stockholders, including PAR, entered into lock-up agreements that will expire on May 9, 2015, unless extended pursuant to the terms of such lock-up agreements. Upon the expiration of the lock-up period, these stockholders will have the ability to sell large amounts of our stock in the open market or in privately negotiated transactions, which could have the effect of increasing the volatility in our stock price or putting significant downward pressure on the price of our stock or make it more difficult for us to raise additional capital through the sale of equity securities.

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

Factors affecting the trading price of our securities may include:

•	actual or anticipated fluctuations in our quarterly financial results or the quarterly financial results of companies perceived to be similar to us;

•	changes in the market’s expectations about our operating results;

•	success of competitors;

•	our operating results failing to meet the expectation of securities analysts or investors in a particular period;

•	changes in financial estimates and recommendations by securities analysts concerning the Company, the market for in-flight entertainment, the airline industry, or the travel market in general;

•	operating and stock price performance of other companies that investors deem comparable to us;

•	our ability to market new and enhanced products on a timely basis;

•	changes in laws and regulations affecting our business or our industry;

•	commencement of, or involvement in, litigation involving the Company;

•	changes in our capital structure, such as future issuances of securities or the incurrence of additional debt;

•	the volume of shares of our common stock available for public sale;

•	any major change in our board or management;

•	sales of substantial amounts of common stock by our directors, executive officers or significant stockholders or the perception that such sales could occur; and

•	general economic and political conditions such as recessions, interest rates, fuel prices, international currency fluctuations and acts of war or terrorism.

Broad market and industry factors may materially harm the market price of our securities irrespective of our operating performance. The stock market in general, and Nasdaq in particular, have experienced price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of the particular companies affected. As a result, the trading prices and valuations of these stocks, and of our securities, may not be predictable. A loss of investor confidence in the market for retail stocks or the stocks of other companies which investors perceive to be similar to us could depress our stock price regardless of our business, prospects, financial conditions or results of operations. A decline in the market price of our securities also could adversely affect our ability to issue additional securities and our ability to obtain additional financing in the future.

Warrants currently exercisable for our common stock could significantly increase the number of shares eligible for future resale in the public market and result in dilution to our stockholders.

Outstanding warrants purchasing an aggregate of 10,148,508 shares of our common stock are exercisable for a like number of shares of our common stock. The exercise price of these warrants is $11.50 per share. To the extent that such warrants are exercised, additional shares of our common stock will be issued, which will result in dilution to the holders of common stock of the Company and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market could adversely affect the market price of our common stock.

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

We may amend the terms of our outstanding warrants sold as part of the units in our initial public offering in a manner that may be adverse to holders with the approval by the holders of at least 65% of such warrants then outstanding.

As of December 31, 2014, we had approximately 10.1 million warrants outstanding that were issued in registered form under a warrant agreement between American Transfer & Stock Company, LLC, as warrant agent. The warrant agreement provides that the terms of the warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision, but requires the approval by the holders of at least 65% of the then outstanding warrants sold as part of the units in our initial public offering to make any change that adversely affects the interests of the registered holders. Accordingly, we may amend the terms of the warrants in a manner adverse to a holder if holders of at least 65% of the then outstanding warrants sold as part of the units in our initial public offering approve of such amendment. Although our ability to amend the terms of the warrants with the consent of at least 65% of the then outstanding warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the warrants, shorten the exercise period or decrease the number of shares of our common stock purchasable upon exercise of a warrant.

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

Anti-takeover provisions contained in our second amended and restated certificate of incorporation and bylaws, as well as provisions of Delaware law, could impair a takeover attempt.

Our second amended and restated certificate of incorporation and bylaws contain provisions that could have the effect of delaying or preventing changes in control or changes in our management without the consent of our board of directors. These provisions include:

•	a classified board of directors with three-year staggered terms, which may delay the ability of stockholders to change the membership of a majority of our board of directors;

•	no cumulative voting in the election of directors, which limits the ability of minority stockholders to elect director candidates.

•
the exclusive right of our board of directors to elect a director to fill a vacancy created by the expansion of the board of directors or the resignation, death, or removal of a director, which prevents stockholders from being able to fill vacancies on our board of directors;

•
the ability of our board of directors to determine to issue shares of preferred stock and to determine the price and other terms of those shares, including preferences and voting rights, without stockholder approval, which could be used to significantly dilute the ownership of a hostile acquirer

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

In February 2015, we issued $82.5 million aggregate principal amount of convertible notes and during the year ended December 31, 2014, we issued 4,227,187 shares of common stock in exchange for 12,682,755 outstanding warrants, as well as additional shares of common stock pursuant to awards made under our equity incentive plan. As a result of the issuance of common stock, there was dilution to our then existing shareholders. To the extent that any of the convertible notes are converted into shares of common stock or we need to raise additional capital in the future and we issue additional shares of common stock or securities convertible or exchangeable for our common stock, our then existing stockholders may experience dilution and the new securities may have rights senior to those of our common stock offered. In addition, to the extent we settle the conversion of the convertible notes with shares of our common stock, such conversion would be dilutive to our current stockholders. The conversion of a significant amount of our convertible notes, if settled in shares, could cause a decline in the market price of our common stock, which could adversely affect your ability to sell your shares in the market or our ability to raise capital in the future or both.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS
Not Applicable.

ITEM 2. PROPERTIES
Our principal properties at December 31, 2014 include:

Location	Property / Approximate Size	Use and Term	Function
Westlake Village, CA, USA	Building (6,880 square feet)	Leased office; termination date: 12/31/15	Corporate/Connectivity services
Marina Del Rey, CA, USA	Building Suite #210 (4,350 square feet)	Leased office; termination date: 5/17/17	Corporate/Content services
Marina Del Rey, CA, USA	Building Suite #300/305 (4,714 square feet)	Leased office; termination date: 5/3/17	Corporate/Content services
Marina Del Rey, CA, USA	Building Suite #205 (4,714 square feet)	Leased office; termination date: 5/1/15	Corporate/Content services
Lombard, Ill, USA	Building (10,195 square feet)	Leased office; termination date: 5/17/17	Connectivity R&D
Camarillo, CA USA	Hanger	Leased plane hanger; termination date: 7/31/15	Connectivity R&D and operations
Lake Forest, CA, USA	Building (2,192 square feet)	Leased office; termination date: 3/19/17	Content technical lab
Los Angeles, CA, USA	Building (10,000 square feet)	Leased office; termination date: 6/15/16	Content services
North Point, Hong Kong	Building (5,213 square feet)	Leased office; termination date: 6/30/15	Content services
Munich, Germany	Building (6,074 square feet)	Leased office; termination date: 2/28/15	Corporate
Amsterdam, Netherlands	Building (850 square feet)	Leased office; termination date: 12/31/15	Content services
Singapore, Southeast Asia	Building (7,100 square feet)	Leased office; termination date: 7/21/17	Content services
Dubai Media City, Dubai, United Arab Emirates	Building (1,543 square feet)	Leased office; termination date: 5/24/15	Content services
Dubai Media City, Dubai, United Arab Emirates	Building (1,543 square feet)	Leased office; termination date: 10/28/15	Content services
Mumbai, India	Building (3,300 square feet)	Leased office; termination date: 3/31/15	Content services
Duisberg, Germany	Building (4,704 square feet)	Leased office; termination date: 1/31/15	Content services
London, United Kingdom	Building (14,500 square feet)	Leased office; termination date: 3/24/16	Content services
Irvine, CA, USA	Building (22,000 square feet)	Leased office; termination date 6/30/20	Content technical lab

Vaughan, Ontario, Canada	Building (10,200 square feet)	Leased office; termination date: 12/31/17	Content services
Montreal, Canada	Building (700 square feet)	Leased office; termination date: 7/31/16	Content services
Manchester, United Kingdom	Building (13533 square feet)	Owned Building mortgage to be paid off in 2032	Content services
Madrid, Spain	Building (2,435 square feet)	Leased office; termination date: 1/31/17	Content services
Lake Forest, CA, USA	Building (14,510 square feet)	Leased office; termination date: 6/30/15	Content services
Beijing, China	Building 10 square meter	Leased office; termination date 8/31/2015	Connectivity
Lombard, 1000 Oak Creek Dr, IL	Building 18,304 square feet	Lease Office: end 2/28/25	Connectivity
Montreal, Canada	Building 22,244 square feet	Lease Office: end 6/30/25	Content services

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
PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our common stock is traded on the NASDAQ Capital Market (“NASDAQ”) under the symbol “ENT." Prior to February 1, 2013, our common stock traded on NASDAQ under the symbol “EAGL."
The following table sets forth, for the period indicated and on a per-share basis, the high and low sale prices of our common stock as reported by NASDAQ.

Year Ended December 31, 2014	High	Low
Fourth Quarter	$14.23	$9.61
Third Quarter	$13.88	$9.30
Second Quarter	$16.48	$9.37
First Quarter	$18.48	$14.23

Year Ended December 31, 2013	High	Low
Fourth Quarter	$16.30	$8.51
Third Quarter	$11.49	$7.82
Second Quarter	$10.49	$7.96
February 1 - March 31 (ENT)	$10.23	$8.11
January 1 - January 31 (EAGL)	$10.44	$9.83
Holders of Record
As of March 12, 2015, there were 76,932,261 shares of our common stock outstanding, which were held by approximately 88 stockholders of record, as reported by the our transfer agent. The number of holders of record does not include a substantially greater number of "street name" holders or beneficial holders of our common stock whose shares are held of record by banks, brokers and other financial institutions.
Dividend Policy
We have never declared or paid cash dividends on our common stock. We currently do not anticipate paying any cash dividends in the foreseeable future. Instead, we anticipate that all of our earnings on our common stock will be used to provide working capital, to support our operations and to finance the growth and development of our business. Any future determination to declare cash dividends will be made at the discretion of our board of directors and will depend on our financial condition, any limitations contained in agreements governing our indebtedness, results of operations, capital requirements, general business conditions and other factors that our board of directors may deem relevant.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
None.
ITEM 6. SELECTED FINANCIAL DATA
Since Row 44 was the accounting acquirer in the Business Combination, the presented financial information for the years ended December 31, 2010, 2011 and 2012 reflects the financial information and activities only of Row 44. The presented financial information for the year ended December 31, 2013 includes the financial information and activities of Row 44 for the period January 1, 2013 to December 31, 2013 (365 days) as well as the financial information and activities of the Company and AIA for the period January 31, 2013 to December 31, 2013 (335 days), Post Modern Edit, LLC and related entities (PMG) for the period July 10, 2013 to December 31, 2013 (174 days) and Travel Entertainment Group Equity Limited and subsidiaries ("IFES") for the period October 18, 2013 to December 31, 2013 (74 days).
The consolidated statements of operations data for the years ended December 31, 2012, 2013 and 2014, and the consolidated balance sheet data as of December 31, 2013 and 2014, are derived from our audited consolidated financial statements included in Item 15. Exhibits and Financial Statement Schedules. The consolidated statements of operations for the years ended December 31, 2010 and 2011 as well as the consolidated balance sheet data as of December 31, 2010, 2011 and 2012 are derived from audited consolidated financial statements of Row 44 not included in this Annual Report on Form 10-K. In conjunction with the Business Combination on January 31, 2013, outstanding shares of Row 44, par value $0.0001 common stock were converted into Global Eagle par value $0.0001 common stock. As Row 44 was deemed the accounting acquirer in the Business Combination, the historical financial information for the years ended December 31, 2012, 2011 and 2010 reflects the financial information and activities only of Row 44 as the predecessor entity. The historical equity of Row 44 has been retroactively adjusted to reflect the equity structure of Global Eagle Acquisition Corp. ("GEAC"), using the respective exchange ratios established in the Business Combination, which reflects the number of shares GEAC issued to equity holders of

Row 44 at the Business Combination date. The retroactive revision of Row 44’s equity as of January 1, 2010 includes Row 44’s redeemable preferred stock, certain vested warrants and stock options had they been converted as of January 1, 2010, which is consistent with the terms of the transaction. Accordingly, all common and preferred shares and per share amounts for all periods presented in our consolidated financial statements and notes thereto relating to the periods covered in this Item 6 have been adjusted retrospectively, where applicable, to reflect the respective exchange ratios established in the Business Combination. For details on the Row 44 share conversion to Global Eagle common stock, refer to the Company’s definitive proxy statement on Schedule 14A filed with the SEC on January 17, 2013.
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

	Year ended December 31,
	2014	2013	2012	2011	2010
Revenue	387,735	259,722	$69,210	33,637	14,588
Operating expenses:
Cost of Sales	281,873	197,938	76,897	35,947	17,814
Sales and marketing expenses	13,287	10,330	3,935	3,129	1,573
Product development	23,010	9,068	2,646	3,392	4,529
General and administrative	77,773	70,629	14,534	9,552	6,038
Amortization of intangible assets	24,552	17,281	34	25	24
Restructuring charges	4,223	—	—	—	—
Total operating expenses	424,718	305,246	98,046	52,045	29,978
Loss from operations	(36,983)	(45,524)	(28,836)	(18,408)	(15,390)
Other income (expense):
Interest income (expense), net	88	(2,417)	(10,368)	(233)	—
Change in fair value of derivatives	(6,955)	(63,961)	(3,576)	—	—
Other expense, net	(2,770)	(1,000)	(23)	(60)	(3,667)
Loss before income taxes	(46,620)	(112,902)	(42,803)	(18,701)	(19,057)
Income tax provision	10,574	1,839	—	—	—
Net loss	(57,194)	(114,741)	(42,803)	(18,701)	(19,057)
Net income attributable to noncontrolling interests	194	290	—	—	—
Net loss attributable to Global Eagle Entertainment Inc. common stockholders	(57,388)	(115,031)	(42,803)	(18,701)	(19,057)

Net loss attributable to common stock per share - basic and diluted. (1)	$(0.78)	$(2.17)	$(2.24)	$(1.35)	$(1.50)
Weighted average number of common shares outstanding - basic and diluted (1), (2)	73,300	53,061	19,148	13,883	12,736

	Year ended December 31,
Consolidated Balance Sheet Data:	2014	2013	2012	2,011	2010
Cash and cash equivalents and marketable securities	$197,648	$258,796	$2,088	$8,810	$3,489
Working capital	$155,598	$176,121	$(3,799)	$(11,654)	$15,140
Total assets	$533,595	$578,883	$29,437	$23,931	$18,491
Long term liabilities	$46,654	$39,577	$3,111	$2,703	$2,257
Total stockholders' equity (deficit)	$312,629	$356,184	$1,417	$(9,147)	$6,797

(1)
Basic income (loss) per share is computed by dividing the net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding during the period. For all periods presented, all potentially dilutive common shares comprising of stock options and warrants are anti-dilutive.

(2)
On January 31, 2013 and in conjunction with the Business Combination, Row 44 common stock $0.0001 par value was converted into Global Eagle Entertainment Inc. common stock par value $0.0001. Immediately prior to the Business Combination, Row 44’s proportional adjustment to the existing conversion ratios for each series of preferred stock outstanding was effected in January 2009. Accordingly, all share and per share amounts for all periods presented have been adjusted retrospectively, where applicable, to reflect the stock conversion retrospectively to January 1, 2010.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Cautionary Note Regarding Forward-Looking Statements

We make forward-looking statements in this Annual Report on Form 10-K and the documents incorporated by reference herein within the meaning of the Securities Litigation Reform Act of 1995. These forward-looking statements relate to expectations or forecasts for future events, including without limitation our earnings, revenues, expenses or other future financial or business performance or strategies, or the impact of legal or regulatory matters on our business, results of operations or financial condition. These statements may be preceded by, followed by or include the words “may,” “might,” “will,” “will likely result,” “should,” “estimate,” “plan,” “project,” “forecast,” “intend,” “expect,” “anticipate,” “believe,” “seek,” “continue,” “target” or similar expressions. These forward-looking statements are based on information available to us as of the date of this Annual Report on Form 10-K and on our current expectations, forecasts and assumptions, and involve substantial risks and uncertainties. Actual results may vary materially from those expressed or implied by the forward looking statements herein due to a variety of factors, including: our ability to integrate our acquired businesses, the ability of the combined business to grow, including through acquisitions which we are able to successfully integrate, and the ability of our executive officers to manage growth profitably; the ability of our customer Southwest Airlines to maintain a sponsor for its “TV Flies Free” offering and our ability to replicate this model through other sponsorship alliances; the outcome of any legal proceedings pending or that may be instituted against us, our subsidiaries, or third parties to whom we owe indemnification obligations; changes in laws or regulations that apply to us or our industry; our ability to recognize and timely implement future technologies in the satellite connectivity space, including GSM and Ka-band system development and deployment; our ability to capitalize on investments in developing our service offerings, including our long-term project with QEST to develop global antenna technologies; significant product development expenses associated with our long-term line-fit initiatives; our ability to deliver end-to-end network performance sufficient to meet increasing airline customer and passenger demand; our ability to obtain regulatory approval on a timely basis for the use of our equipment on aircraft; our ability to obtain and maintain international authorizations to operate our service over the airspace of foreign jurisdictions our customers utilize; our ability to expand our service offerings and deliver on our service roadmap; our ability to timely and cost-effectively identify and license television and media content that passengers will purchase; a decrease in the media content onboard IFE systems and/or the discontinuance of the use of IFE systems indefinitely due to the emergence and increase in the use of hand-held personal devices by airline passengers; general economic and technological circumstances in the satellite transponder market, including access to transponder space in capacity limited regions and successful launch of replacement transponder capacity where applicable; our ability to obtain and maintain licenses for content used on legacy installed IFE systems; the loss of, or failure to realize benefits from, agreements with our airline partners; the loss of relationships with original equipment manufacturers or dealers; unfavorable economic conditions in the airline industry and economy as a whole; our ability to expand our domestic or international operations, including our ability to grow our business with current and potential future airline partners or successfully partner with satellite service providers, including Hughes Network Systems and SES; our reliance on third-party satellite service providers and equipment and other suppliers, including single source providers and suppliers; the effects of service interruptions or delays, technology failures, material defects or errors in our software, damage to our equipment or geopolitical restrictions; the result of ongoing tax audit that could result in reduction of tax carryforwards; the limited operating history of our connectivity and in-flight television and media products; costs associated with defending pending or future intellectual property infringement actions and other litigation or claims; increases in our projected capital expenditures due to, among other things, unexpected costs incurred in connection with the roll out of our technology roadmap or our international plan of expansion; fluctuation in our operating results; the demand for in-flight broadband Internet access services and market acceptance for our products and services; our ability to generate sufficient cash flow to make payments on our indebtedness; our incurrence of additional indebtedness in the future; our ability to repay the convertible notes at maturing or to repurchase the convertible nets upon a fundamental chance or at specific repurchase dates; the effect of the conditional conversion feature of the convertible notes; our compliance with the covenants in our Credit Agreement; and other risks and uncertainties set forth herein. We do not undertake any obligation to update forward-looking statements as a result of as a result of new information, future events or developments or otherwise.
The following discussion and analysis of our business and results of operations for the twelve months ended December 31, 2014, and our financial conditions at that date, should be read in conjunction with the financial statements and the notes thereto included elsewhere in Item 15 of this Annual Report on Form 10-K. As used herein, "Global Eagle Entertainment," "GEE," "the Company," "our," "we," or "us" and similar terms include Global Eagle Entertainment Inc. and its subsidiaries, unless the context indicates otherwise.
Overview of the Company
We are a leading full service provider of connectivity and content to the worldwide airline industry. Our principal operations and decision-making functions are located in North America and Europe. We manage and report our businesses in two operating segments: Connectivity and Content. Our operating results are regularly reviewed by the chief operating decision maker in our Connectivity and Content operating segments, principally to make decisions about how we allocate our resources and to measure our segment and consolidated operating performance. We currently generate a majority of our revenue through the licensing of content and the sale of network equipment to airlines, and to a lesser extent through our Wi-Fi and Content services to the airline industry. Our chief operating decision maker regularly reviews revenue and contribution profit on a segment basis, and results of operating expenses and pre-tax income or loss for each of our operating segments in order to gain more depth and understanding of the key business metrics driving our business. Accordingly, we report these segments separately.
For the years ended December 31, 2014, 2013, and 2012, we reported revenue of $387.7 million, $259.7 million and $69.2 million, respectively. For the years ended December 31, 2014, 2013, and 2012, our Content operating segment accounted for 72%, 70% and 0% of our total revenue, respectively, and our Connectivity operating segment accounted for 28%, 30% and 100%, respectively. For the years ended December 31, 2014, 2013, and 2012, one airline customer, Southwest Airlines, accounted for 24%, 22% and 85% of our consolidated revenues, respectively.
2014 Transactions
In April 2014, the Company completed the purchase of the remaining 6.0% of the outstanding shares of AIA not already owned by us for an aggregate cash consideration of approximately $21.7 million, including approximately $0.6 million of transaction costs.
In September 2014, we announced our plan to improve operational efficiencies, which includes closure of our German-based operations and facilities, centralization of our international financial operations and realignment of our international and U.S. tax structure (the “Plan”). Through December 31, 2014, we incurred approximately $4.2 million in restructuring charges under the Plan, and we expect to incur an additional $0.5 million to $1.0 million during the first half of 2015 to complete the Plan. We may incur additional integration expenses beyond the Plan in 2015, including additional professional fees and personnel costs, as we continue to integrate our operations. We expect the results of our Plan and any additional integration efforts to generate significant cost savings in 2015 and beyond.
In August 2014, the Company purchased substantially all the assets of Purple Inflight Entertainment Private Ltd. (“Purple”) in exchange for approximately $0.5 million in cash. In addition, the Company was obligated to make an additional payment to the shareholders of Purple of $0.2 million contingent upon the renewal of the terms of certain supplier's contract, which occurred in December 2014. The Company acquired the assets of Purple to further expand its leadership in delivering Indian-based content. While we believe that a part of the future revenue growth in our content business will come from increased licensing of foreign-based content, there is no guarantee that our customers will purchase more foreign-based content in the future.
Basis of Presentation
This analysis is presented on a consolidated basis. In addition, a brief description is provided of significant transactions and events that have an impact on the comparability of the results being analyzed. Due to our specific situation, the presented financial information for the years ended December 31, 2012 and 2013 is only partially comparable to the financial information for the year ended December 31, 2014. Through our Business Combination consummated on January 31, 2013, Row 44 was deemed the accounting acquirer in the presented financial information for the years ended December 31, 2012 and prior reflects the financial information and activities of Row 44 only. The presented financial information for the year ended December 31, 2013 includes the financial information and activities of Row 44 for the period January 1, 2013 to December 31, 2013 (365 days) as well as the financial information and activities of GEE and other acquisitions made in fiscal 2014, which include AIA for the period January 31, 2013 to December 31, 2013 (335 days), PMG for the period July 10, 2013 to December 31, 2013 (174 days) and IFES for the period October 18, 2013 to December 31, 2013 (74 days). This lack of comparability needs to be taken into account when reading the discussion and analysis of our results of operations and cash flows. Furthermore, the presented financial information for the year ended December 31, 2013 also contains other one-time costs that are directly associated with the Business Combination such as professional fees to support the Company's new and complex legal, tax, statutory and reporting requirements following the Business Combination.
Opportunities, Challenges and Risks
For the years ended December 31, 2014 and 2013, we derived the majority of our revenue through the licensing and related services from our Content operating segment, and secondarily from Wi-Fi Internet service and the sale of equipment to airlines from our Connectivity operating segment. For the years ended December 31, 2014 and 2013, the vast majority of our equipment and Wi-Fi Internet service revenues were generated by two airlines, Southwest Airlines and Norwegian Air Shuttle.

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
As technology continues to evolve, we believe that there are opportunities to expand our services by adding more content in a greater variety of formats. Currently, our Content and Connectivity operating segments are separate platforms; however, we believe there is an opportunity to diversify our revenue long-term by cross leveraging these services, including offering a greater variety of premium paid content across our Connectivity platform. For example, we acquired AIA, PMG and IFES in 2013 to accelerate our paid premium content opportunity. During 2014, we developed a system, WISETM, that enables airlines to provide in-cabin Wi-Fi delivery of content to airline passengers hand-held personal devices. Our first implementation of WISETM launched on a commercial airline during the second quarter of 2014. Conversely, the evolution of technology presents an inherent risk to our Content and Connectivity operating segments.  Today, we see large opportunities to expand our connectivity services in parts of the world where we will need to make substantial investments to improve our current service offerings. As a result, we recently entered into a long-term development project with QEST to develop new global antenna technologies, and expect to make significant product development investments to our existing connectivity technology solutions over the next twelve to eighteen months to address these opportunities. Our Connectivity platform also utilizes leading satellite Ku-band systems and equipment today; however, with the introduction and evolution of more competitive technologies such as GSM and Ka-band satellite solutions, our current technology may become obsolete, too expensive and or outdated.  On October 24, 2014, we entered into an agreement with SES for satellite capacity starting in the first half of 2015 and continuing for ten years after the launch of a Ku-HTS satellite SES recently ordered. The agreement with SES will provide us with global satellite coverage and the ability to participate in future technology improvements in Ku-band satellite solutions. In February 2015, we modified the terms of our current agreements with SES and Hughes to formalize a satellite capacity ordering structure whereby the Company will order SES-sourced satellite capacity through Hughes and Hughes will provide satellite performance and satellite coverage evaluation services to the Company. However, there is no guarantee that our existing or future satellite providers or solutions will be adequate to address our competitors, and as a result we may lose customers to our competitors who offer more technologically evolved and or less costly connectivity systems in the future.  Lastly, the future growth in our Content operating segment relies heavily on our airline customers continuing to utilize onboard IFE systems for their passengers to watch media content.  With the emergence and increased use of hand-held personal devices by airline passengers, our airline customers may decide to decrease the media content onboard IFE systems, and/or discontinue the use of IFE systems indefinitely.  This would adversely impact the future growth of our Content operating segment.
The use of our connectivity equipment on our customer’s planes is subject to regulatory approvals, such as a Supplemental Type Certificate, or “STC” that are imposed by agencies such as the Federal Aviation Agency (“FAA”) and the European Aviation Safety Agency (“EASA”). The costs to obtain an STC can be significant, and vary by plane type and customer location. As of December 31, 2014, we have STCs to operate our equipment on several plane types, including Boeing’s 737 next generation family and the Boeing 757 family. In 2014, we began work on an STC for Air China’s Boeing 777, which we recently obtained an STC on, and Air France’s Airbus ("A320"), the costs of which have been in excess of $3.0 million as of December 31, 2014. While we believe we will be successful in obtaining the Air France STC approval, there is a risk that neither the FAA nor EASA will approve this STC on a timely basis, if at all, and as a result, it could negatively impact our growth, relationships, and ability to deploy our future connectivity services with these or other customers. To partially address the risk and costs of obtaining STCs in the future, we recently signed an agreement with Boeing to commence the process for offering our connectivity equipment on a line-fit basis for Boeing’s 737 MAX and 787 models, and recently our Connectivity equipment became provisions offerable on new Boeing 737 airplanes. We also expect to undertake similar line-fit initiatives with other plane manufacturers such as Airbus in the near term. As a result, we expect to incur significant product development expenses over the next twelve to eighteen months as we invest in these long-term line-fit opportunities, which we believe will improve our long term ability to onboard our connectivity equipment on new plane types in a more scalable and cost-effective manner.
We are significantly dependent on certain key suppliers. Through December 31, 2014, our Connectivity operating segment purchased its satellite bandwidth from a single supplier, Hughes, which also provides us with certain equipment and servers required to deliver the satellite stream, rack space at the supplier's data centers to house the equipment and servers and network operations service support. We also purchase radomes, satellite antenna systems and rings from single suppliers. Any interruption in supply from these significant vendors could have a material impact on our ability to provide connectivity services to airline customers.
The growth of our Content segment is based upon a number of factors, including the growth of IFE systems, our customers demand for content and games, the general availability of content to license from our studio partners, pricing from our competitors and our ability to manage the underlying economics of content licensing by-studio. Due to the acquisitions of AIA, PMG and IFES throughout 2013, our Content segment revenue growth in 2014 as compared to 2013 was significant and not necessarily comparable between the two periods. As a result, we do not expect our Content segment to grow at the same historical levels in 2015 as compared to 2014. While we do believe that the amount of IFE systems and customer demand for content and games will continue to grow in the foreseeable future, we do expect the overall growth in our Content segment to be more consistent with the overall IFE market growth in the near term.
Our consolidated cost of sales, the largest component of our operating expenses, can vary from period to period, particularly as a percentage of revenue, based upon the mix of the underlying equipment and service revenues we generate. In the near term, we expect that the growth from our Connectivity segment will improve our overall operating margins. As a result, we expect that our costs of sales as a percentage of our revenue will continue to improve throughout 2015 as compared to 2014.
In July 2013, our customer Southwest Airlines announced “TV Flies Free” under which Southwest Airlines passengers using Internet-ready personal devices have free access to live television and up to 75 on-demand shows on the airline's more than 400 Wi-Fi-enabled aircraft powered by us. TV Flies Free initially was exclusively sponsored by DISH Network Corporation through December 31, 2014. We have been informed by Southwest Airlines that for 2015, it has obtained a level of sponsorship from JPMorgan Chase & Co. and is in discussions with additional sponsors for its free live television offering. A significant amount of the revenue we generate from the TV Flies Free program is indirectly provided by the program’s sponsor. Should sponsorship revenue not be available to Southwest Airlines from third parties, Southwest Airlines is under no contractual obligation to offer free access to live television and on-demand shows to its passengers. As a result, there can be no assurance that we will continue to receive the same level of revenues from Southwest Airlines, and Connectivity service revenue in future periods may fluctuate accordingly.
In connection with our Business Combination in the first quarter of 2013, we assumed approximately $22.0 million of accrued expense obligations and incurred an incremental $12.0 million in one-time fees associated with the transaction. We incurred approximately $3.5 million of additional operating expenses in the fourth quarter of 2013 related to the addition of personnel, professional fees and systems to build our infrastructure to support our public company compliance and certain corporate alignment initiatives in the latter half of 2013. In 2014, factors such as these constrained our operating margin growth as we increased our investments in new business initiatives, such as restructuring efforts under our Plan and other integration activities of our 2013 acquisitions of AIA, PMG and IFES to support future growth. Thus, in September 2014, we announced our Plan, and we expect to realize significant cost savings from the Plan throughout 2015. In addition and in the first half of 2015, we expect to initiate further integration savings activities that we believe will help us to further accelerate our operating margin in 2015 and beyond.
For the years ended December 31, 2014 and 2013, a substantial amount of our Connectivity revenue was derived from airlines located in the United States. While our Connectivity revenue is primarily generated through airlines based in the United States today, we believe that there is an opportunity in the longer term for us to significantly expand our Connectivity operating segment's service offerings to airlines based in countries outside of the United States. In 2014, we announced partnerships in Europe with Orange and with China Telecom Communications Co., LTD and IP Star International PTE Limited, an affiliate of Thaicom, to jointly work to expand our Connectivity services within the broader Asia and European markets. We plan to further expand our Connectivity operations internationally to address these opportunities. Moreover, and as we expand our business further internationally in places such as the Middle East and Latin America, we may incur significant incremental upfront expenses associated with these growth opportunities.
Key Components of Consolidated Statements of Operations
The following briefly describes certain key components of revenue and expenses as presented in our consolidated statements of operations.
Revenue
Our revenue is derived from our Connectivity and Content operating segments.

Connectivity Segment
We currently generate our Connectivity revenue through the sale of equipment and through our Wi-Fi Internet and related service offerings. Our equipment revenue is based on the sale and corresponding support of our connectivity equipment to our commercial airline customers. Our service revenue is based on the fees paid by airlines and/or airline passengers for the delivery of in-flight services, such as Internet access and live television, and to a lesser extent from revenue sharing arrangements with commercial airlines for Internet based services used by their passengers, such as shopping.
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
Content Segment
A significant amount of our Content revenue is generated from licensing of acquired and third party media content, video and music programming, applications, and video games to the airline industry, and secondarily from services ranging from selection, purchase, production, customer support and technical adjustment of content in connection with the integration and servicing of IFE programs. Our Content licensing revenue is based upon individual licensing agreements with the airlines to deliver and air content over specified terms. Content services revenue, such as technical services, the encoding of video products, development of graphical interfaces or the provision of materials, is priced on specific services contracted for and recognized as services are performed.
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
Equipment. Equipment costs of sales are substantially comprised of the costs paid to procure our equipment for services. Equipment costs are principally comprised of the costs we pay to third parties to facilitate our equipment orders, and are originally classified as inventory on our balance sheet upon receipt of goods. Upon sale, equipment costs of sales are recorded when title and risk of loss pass to the customer, which is aligned with our equipment revenue recognition. As we near the completion of equipping the Southwest Airlines fleet for our services throughout 2015 and 2016, we expect that equipment sales and the corresponding equipment costs of sales will continue to decline in the near term as compared to 2014.
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
Product Development
Product development expenses consist primarily of expenses incurred in our software engineering, product development and web portal design activities and related personnel costs. Fluctuations in our product development expenses are generally the result of hiring personnel to support and develop our platform, including the costs to further develop our Connectivity segment platform, timing and scope of our STC efforts, new connectivity product offerings, expenses associated with line-fit offerability and network operations. We currently anticipate that our product development expenses will increase in the near term, and more significantly in 2015, as we continue to hire more product development personnel and further develop our products and offerings to support the growth of our business. However, in 2015, we expect our product development expense as a percentage of revenue to be comparable to 2014.
General and Administrative
General and administrative expenses consist primarily of personnel costs from our executive, legal, finance, human resources and information technology organizations and facilities related expenditures, as well as third party professional fees, insurance and bad debt expenses. Professional fees are largely comprised of outside legal, accounting audit, information technology consulting and legal settlements. For the year ended December 31, 2014, we incurred approximately $8.3 million relating to non-recurring fee for legal settlements and related reserves in the period that pertain to historical matters that existed at acquired companies prior to their purchase date. For the year ended December 31, 2014, our bad debt expense was approximately $5.5 million due to the impairment of certain accounts receivables owed for Connectivity equipment and services to a Russian customer who was adversely impacted in late 2014 by the recent trade sanctions on Russia. During the first quarter of 2013, we incurred approximately $12.0 million in one-time professional fees associated with the Business Combination. For the second half of 2013, we experienced increased personnel costs and professional fees related to merger and acquisition activities, including the acquisitions of PMG and IFES in July and October 2013, respectively and our efforts to support public company compliance and efforts to create synergies between our businesses. As we continue to optimize our cost structure, we anticipate general and administrative expenses will decrease in 2015 when compared to historical periods.
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
Stock-based Compensation
Included in our operating expenses are expenses associated with stock-based compensation, which are allocated and included in costs of sales, sales and marketing, product development and general and administrative expenses as necessary. Stock-based compensation expense is largely comprised of costs associated with stock options granted to employees and certain non-employees including directors and consultants. We record the fair value of these equity-based awards and expense at their cost ratably over related vesting periods. In addition, stock-based compensation expense includes the cost of warrants to purchase common and preferred stock issued to certain non-employees.
As of December 31, 2014, we had approximately $13.5 million of unrecognized employee related stock-based compensation, net of estimated forfeitures, which we expect to recognize over a weighted average period of approximately 2.78 years. Stock-based compensation expense is expected to increase throughout 2015 as compared to 2014 as a result of our existing unrecognized stock-based compensation and as we issue additional stock-based awards to continue to attract and retain employees and non-employee directors.

Restructuring
During the third quarter ended September 30, 2014, we implemented a plan to improve operational efficiencies, which included the closure of our German-based operations and facilities, centralization of its international financial operations, and realignment of its international and U.S. tax structure (the “Plan”). During the three months ended September 30, 2014 and in conjunction with the Plan, we committed to a reduction in force. As of September 23, 2014, we communicated the reduction to affected employees. We anticipate that the Plan will substantially be complete by the first half of 2015.
Through December 31, 2014, we recorded restructuring charges of $4.2 million. We currently estimate that we will incur an additional total of $0.5 million to $1.0 million of restructuring charges in connection with the Plan for total restructuring charges of $4.7 million to $5.2 million, including:

(1)
We estimate that it will incur total expenses relating to employee termination benefits, which primarily include severance and transitional-related expenses, of approximately $2.7 million, all of which represents cash expenditures. Of this amount, we expect to record $0.2 to $0.4 million in the first quarter of 2015.

(2)
In connection with the closure of our German operations pursuant to the Plan, we disposed of approximately 11,000 square feet of leased facilities in Duisburg and Munich, Germany, representing approximately 6% of its global facilities square footage. We expect to incur approximately $0.5 million in the aggregate facilities disposal charges pursuant to the Plan, beginning in the three months ended September 30, 2014 and throughout the first half of 2015.

(3)
Beginning in the third quarter of 2014 through the first half of 2015, we anticipate incurring periodic restructuring expenditures in an aggregate amount of $1.5 million to $2.0 million, comprised of legal and professional fees associated with the execution of the Plan.

We expect that substantially all remaining restructuring actions, discussed above, will be completed and the related estimated costs incurred through the first half of 2015.
Other Income (Expense)
Other income (expense) principally consists of changes in the fair value of our derivative financial instruments, interest on outstanding debt associated with our foreign notes payable and interest earned on cash balances and short-term investments, income or loss from our equity-method investments and certain unrealized transaction gains and losses on foreign currency denominated assets and liabilities. We typically invest our available cash balances in money market funds and short-term United States Treasury obligations. We expect our transaction gains and losses will vary depending upon movements in underlying currency exchange rates, and could become significant in 2015 with the expected improvement in the U.S. dollar against foreign currencies such as the Euro and Canadian dollar. In addition and with the completion of our convertible debt offering in February 2015, we expect interest income (expense) to increase in 2015 as compared to 2014.
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
We currently believe that based on the available information, it is more likely than not that some of our deferred tax assets will not be realized, and accordingly we have recorded a valuation allowance against certain of our federal, state and foreign deferred tax assets. As of December 31, 2014 and 2013, we had approximately $128.4 million and $102.2 million of federal and $64.8 million and $58.9 million, respectively, of state operating loss carry-forwards available to offset future taxable income which expire in varying amounts beginning in 2026 for federal and 2015 for state purposes if unused. Federal and state laws impose substantial restrictions on the utilization of net operating loss and tax credit carry-forwards in the event of an “ownership change,” as defined in Section 382 of the Internal Revenue Code of 1986, as amended, or the Internal Revenue

Code. Currently, we expect the utilization of our net operating loss and tax credit carry-forwards in the near term to be affected by certain limitations placed on these carry-forwards as a result of our previous ownership changes with PAR, our largest stockholder.
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
Goodwill
Goodwill represents the excess of the cost of an acquired entity over the fair value of the acquired net assets. Beginning in 2013, and in conjunction with the acquisitions of AIA in January 2013, PMG in July 2013, IFES in October 2013 and Purple in August 2014, we perform our annual impairment test of goodwill on October 1st of our fiscal year or when events or circumstances change that would indicate that goodwill might be impaired, including, but not limited to, a significant adverse change in legal factors or in the business climate, an adverse action or assessment by a regulator, unanticipated competition, a loss of key personnel, significant changes in the manner of our use of the acquired assets or the strategy for our overall business, significant negative industry or economic trends or significant under-performance relative to expected historical or projected future results of operations.
Goodwill is tested for impairment at the reporting unit level, which is one level below or the same as an operating segment. In accordance with amended FASB guidance for goodwill impairment testing, we performed a qualitative assessment for our reporting units which management estimates each have fair values that significantly exceed their respective carrying values. For each reporting unit, we weighed the relative impact of factors that are specific to the reporting unit as well as industry and macroeconomic factors. The reporting unit specific factors that we considered included financial performance and changes to the reporting units' carrying amounts. For each reporting unit, we considered assumptions about sales, operating margins, and growth rates which are based on our forecasts, business plans, economic projections, anticipated future cash flows and marketplace data. We also assessed the impact of macroeconomic factors on the discount rates and growth rates used for the most recent impairment tests, and determine if they would significantly affect the fair value of our reporting units. As of December 31, 2014, the Company concluded that for each of its reporting units, it is more likely than not that the fair value of each reporting unit exceeds its carrying amount and that it was therefore unnecessary to perform any additional impairment tests as of such date.
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

Recoverability of Long-lived Assets
We evaluate the recoverability of our intangible assets, and other long-lived assets with finite useful lives for impairment when events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. These trigger events or changes in circumstances include, but are not limited to a significant decrease in the market price of a long-lived asset, a significant adverse change in the extent or manner in which a long-lived asset is being used, significant adverse changes in legal factors, including changes that could result from our inability to renew or replace material agreements with certain of our partners such as Southwest Airlines on favorable terms, significant adverse changes in the business climate including changes which may result from adverse shifts in technology in our industry and the impact of competition, a significant adverse deterioration in the amount of revenue or cash flows we expect to generate from an asset group, an accumulation of costs significantly in excess of the amount originally expected for the acquisition or development of a long-lived asset, current or future operating or cash flow losses that demonstrate continuing losses associated with the use of our long-lived asset, or a current expectation that, more likely than not, a long-lived asset will be sold or otherwise disposed of significantly before the end of its previously estimated useful life. We perform impairment testing at the asset group level that represents the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. In making this determination, we consider the specific operating characteristics of the relevant long-lived assets, including (i) the nature of the direct and any indirect revenues generated by the assets; (ii) the interdependency of the revenues generated by the assets; and (iii) the nature and extent of any shared costs necessary to operate the assets in their intended use. An impairment test would be performed when the estimated undiscounted future cash flows expected to result from the use of the asset group is less than its carrying amount. Impairment is measured by assessing the usefulness of an asset by comparing its carrying value to its fair value. If an asset is considered impaired, the impairment loss is measured as the amount by which the carrying value of the asset group exceeds its estimated fair value. Fair value is determined based upon estimated discounted future cash flows. The key estimates applied when preparing cash flow projections relate to revenue, operating margins, economic lives of assets, overheads, taxation and discount rates. To date, we have not recognized any such impairment loss associated with our long-lived assets.
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
Because the accounting acquirer’s common stock was not publicly traded prior to February 1, 2013, we estimated the expected volatility of our awards from the historical volatility of selected public companies within the technology and media industries with comparable characteristics to us, including similarity in size, lines of business, market capitalization, revenue and financial leverage. From our inception through December 31, 2014, the weighted average expected life of options was calculated using the simplified method as prescribed under guidance by the SEC. This decision was based on the lack of relevant historical data due to our limited experience and the lack of an active market for our common stock. The risk free interest rate is based on the implied yield currently available on U.S. Treasury issues with terms approximately equal to the expected life of the option. The expected dividend rate is zero based on the fact that we currently have no history or expectation of paying cash dividends on our common stock. The forfeiture rate is established based on the historical average period of time that options were outstanding and adjusted for expected changes in future exercise patterns.

Results of Operations
The following tables set forth our results of operations for the periods presented. The period-to-period comparison of financial results is not necessarily indicative of future results (in thousands):

	Year Ended December 31,
	2014	2013	2012
Revenue	$387,735	$259,722	$69,210
Operating expenses:
Cost of sales	281,873	197,938	76,897
Sales and marketing expenses	13,287	10,330	3,935
Product development	23,010	9,068	2,646
General and administrative	77,773	70,629	14,534
Amortization of intangible assets	24,552	17,281	34
Restructuring charges	4,223	—	—
Total operating expenses	424,718	305,246	98,046
Loss from operations	(36,983)	(45,524)	(28,836)
Other income (expense):
Interest expense, net	88	(2,417)	(10,368)
Change in fair value of derivatives	(6,955)	(63,961)	(3,576)
Other expense, net	(2,770)	(1,000)	(23)
Loss before income taxes	(46,620)	(112,902)	(42,803)
Income tax provision	10,574	1,839	—
Net loss	(57,194)	(114,741)	(42,803)
Net income attributable to non-controlling interests	194	290	—
Net loss attributable to Global Eagle Entertainment Inc. common stockholders	$(57,388)	$(115,031)	$(42,803)

Basic and diluted loss per share	$(0.78)	$(2.17)	$(2.24)
Weighted average common shares basic and diluted	73,300	53,061	19,148
The following table provides the depreciation expense included in the above line items (in thousands):

	Year Ended December 31,
	2014	2013	2012
Depreciation expense:
Cost of sales	$2,820	$1,113	$—
Sales and marketing	471	—	—
Product Development	858	71	—
General and administrative	3,030	2,719	1,225
Total depreciation expense	$7,179	$3,903	$1,225

The following table provides the stock-based compensation expense included in the above line items (in thousands):

	Year Ended December 31,
Stock-based compensation expense:	2014	2013	2012
Cost of sales	$36	$—	$2
Sales and marketing expenses	46	—	2
Product development	268	—	3
General and administrative	7,717	4,536	1,634
Total stock-based compensation expense	$8,067	$4,536	$1,641
The following table provides our results of operations, as a percentage of revenue, for the periods presented:

	Year Ended December 31,
	2014	2013	2012
Revenue	100%	100%	100%
Operating expenses:
Cost of sales	73%	76%	111%
Sales and marketing expenses	3%	4%	6%
Product development	6%	3%	4%
General and administrative	20%	27%	21%
Amortization of intangible assets	6%	7%	—%
Restructuring charges	1%	—%	—%
Total operating expenses	110%	118%	142%
Loss from operations	(10)%	(18)%	(42)%
Other income (expense)	(2)%	(26)%	(20)%
Loss before income taxes	(12)%	(43)%	(62)%
Income tax provision	3%	1%	—%
Net loss	(15)%	(44)%	(62)%
Net income attributable to non-controlling interests	—%	—%	—%
Net loss attributable to Global Eagle Entertainment Inc. common stockholders	(15)%	(44)%	(62)%

Operating Segments
The following tables set forth our contribution profit for each operating segment in the periods presented (in thousands):

	Year Ended December 31,
	2014			2013			2012
	Content	Connectivity	Consolidated	Content	Connectivity	Consolidated	Content	Connectivity
Revenue:
Licensing	$231,521	$—	$231,521	$153,973	$—	$153,973	$—	$—
Service	45,868	74,839	120,707	27,912	51,350	79,262	—	11,365
Equipment	—	35,507	35,507	—	26,487	26,487	—	57,845
Total Revenue	277,389	110,346	387,735	181,885	77,837	259,722	—	69,210

Operating Expenses:
Cost of Sales
Licensing and Services	195,454	54,881	250,335	134,207	42,590	176,797	—	22,327
Equipment	—	31,538	31,538	—	21,141	21,141	—	54,570
Total Cost of Sales	195,454	86,419	281,873	134,207	63,731	197,938	—	76,897
Contribution Profit (Loss)	81,935	23,927	105,862	47,678	14,106	61,784	—	(7,687)
Other Operating Expenses			142,845			107,308		21,149
Loss from Operations			(36,983)			(45,524)		(28,836)
Other income (expense)			(9,637)			(67,378)		(13,967)
Loss before income taxes			(46,620)			(112,902)		(42,803)
Income tax provision			10,574			1,839		—
Net loss			$(57,194)			$(114,741)		$(42,803)
Revenue
Connectivity operating segment revenue was as follows (in thousands):

	Year Ended December 31,			% Change
	2014	2013	2012	2013 to 2014	2012 to 2013
Service	$74,839	$51,350	$11,365	46%	352%
Equipment	35,507	26,487	57,845	34%	(54)%
Total Revenue Connectivity Segment	$110,346	$77,837	$69,210	42%	12%
Connectivity Service Revenue
2014 compared to 2013. Connectivity service revenue increased $23.5 million or 46% to $74.8 million for the year ended December 31, 2014, as compared to $51.4 million for the year ended December 31, 2013. The increase was principally due to the growth in users of our Wi-Fi Internet services on Southwest Airlines, which was driven by a higher number of Southwest Airlines planes offering our Connectivity services in 2014 as compared to 2013, coupled with the commencement of TV Flies Free service on Southwest Airlines in July 2013.

2013 compared to 2012. Connectivity service revenue increased $40.0 million, or 352%, to $51.4 million for the year ended December 31, 2013, as compared to $11.4 million for the year ended December 31, 2012. The increase was principally due to the growth in users of our Wi-Fi Internet services on Southwest Airlines, which was driven by a higher number of Southwest Airlines planes offering our Connectivity services in 2013 as compared to 2012, coupled with the commencement of the TV Flies Free service on Southwest Airlines in July 2013.
Connectivity Equipment Revenue
2014 compared to 2013. Connectivity equipment revenue increased $9.0 million, or 34%, to $35.5 million for the year ended December 31, 2014, as compared to $26.5 million for the year ended December 31, 2013. The increase was primarily due to the timing of equipment shipments on the Southwest Airlines fleet in 2014 as compared to 2013.
2013 compared to 2012. Connectivity equipment revenue decreased by $31.4 million, or 54%, to $26.5 million for the year ended December 31, 2013, as compared to $57.8 million for the year ended December 31, 2012. The decrease was primarily due to the timing of equipment installations on the Southwest Airlines fleet in 2013 as compared to 2012.
Content operating segment revenue was as follows (in thousands):

	Year Ended December 31,			% Change
	2014	2013	2012	2013 to 2014	2012 to 2013
License	$231,521	$153,973	$—	50%	N/A
Service	45,868	27,912	—	64%	N/A
Total Revenue Content Segment	$277,389	$181,885	$—	53%	N/A
Content License Revenue
2014 compared to 2013. Content license revenue increased $77.5 million or 50% to $231.5 million for the year ended December 31, 2014 compared to $154.0 million for the year ended December 31, 2013. The increase was primarily due to the acquisitions of PMG and IFES, which we acquired on July 10, 2013 and October 18, 2013, respectively, and were not part of our operations during the full year in 2013. When combined, PMG and IFES generated approximately $45.0 million of licensing revenue in the year ended December 31, 2014 during periods each were not a part of the Company’s operations during 2013. The remaining increase of $32.5 million was largely due to AIA, which we acquired on January 31, 2013 and was only a part of our operations for a partial period during the year ended December 31, 2013, coupled with the addition of new Content customers in 2014.
2013 compared to 2012. Content license revenue increased to $154.0 million for the year ended December 31, 2013 compared to $0 for the year ended December 31, 2012. Content licensing revenue is generated from AIA, PMG and IFES, which we acquired on January 31, July 10, and October 18, 2013, respectively, and were not part of our operations in 2012.
Content Service Revenue
2014 compared to 2013. Content service revenue increased $18.0 million or 64% to $45.9 million for the year ended December 31, 2014 compared to $27.9 million for the year ended December 31, 2013. The increase was primarily due to the acquisitions of PMG and IFES, which we acquired on July 10, 2013 and October 18, 2013, respectively, and were not part of our operations during the full year in 2013. When combined, PMG and IFES generated approximately $14.0 million of service revenue in the year ended December 31, 2014 during periods each were not a part of the Company’s operations during 2013. The remaining increase of $4.0 million was largely due to AIA, which we acquired on January 31, 2013 and was only a part of our operations for a partial period during the year ended December 31, 2013, coupled with the addition of new Content customers in 2014.
2013 compared to 2012. Content service revenue increased to $27.9 million for the year ended December 31, 2013 compared to $0 for the year ended December 31, 2012. Content service revenue is generated from AIA, PMG and IFES, which we acquired on January 31, July 10, and October 18, 2013, respectively, and were not part of our operations in 2012.

Cost of Sales
Connectivity operating segment cost of sales was as follows (in thousands):

	Year Ended December 31,			% Change
	2014	2013	2012	2013 to 2014	2012 to 2013
Service	$54,881	$42,590	$22,327	29%	91%
Equipment	31,538	21,141	54,570	49%	(61)%
Total Connectivity Cost of Sales	$86,419	$63,731	$76,897	36%	(17)%
2014 compared to 2013. Connectivity cost of sales increased $22.7 million or 36% to $86.4 million for the year ended December 31, 2014 compared to $63.7 million for the year ended December 31, 2013. The increase was due to a $10.4 million increase in Connectivity equipment cost of sales, coupled with a $12.3 million increase in Connectivity services cost of sales. The increase in Connectivity equipment cost of sales was associated with the corresponding increase in equipment revenue as a result of the timing of equipment installations in 2014 on the Southwest Airlines fleet as compared to 2013. The Connectivity service cost of sales increase was principally a result of higher satellite bandwidth costs to support the growth in our Connectivity service revenue during the same period.
As a percentage of Connectivity equipment revenue, Connectivity equipment cost of sales was 89% during 2014 as compared to 80% during 2013, an increase of 900 basis points. The period over period change in contribution margin was primarily due to higher mix of equipment installations on the Southwest Airlines fleet in 2014, as compared to 2013, which were sold at less favorable margins as compared to other airlines.
As a percentage of Connectivity service revenue, Connectivity services cost of sales was 73% during the year ended December 31, 2014 as compared to 83% during the year ended December 31, 2013, an improvement of 1,000 basis points. The period to period improvement was largely due to increased passenger service revenue from airlines, coupled with a full year of TV Flies Free on Southwest Airlines in 2014 as compared to half of the year in 2013, which exceeded certain fixed satellite bandwidth costs during 2014 as compared to 2013.
2013 compared to 2012. Connectivity cost of sales decreased $13.2 million, or 17%, to $63.7 million for the year ended December 31, 2013 compared to $76.9 million for the year ended December 31, 2012 due to a $33.4 million decrease in Connectivity equipment cost of sales, offset by a $20.3 million increase in Connectivity services cost of sales. The decrease in equipment cost of sales was principally due to a decline in equipment revenue over the same period as a result of the timing of equipment installations on the Southwest Airlines fleet in 2013 as compared to 2012. The increase in services cost of sales was principally due to higher satellite bandwidth costs to support the growth in our Connectivity service revenue during the same period.
As a percentage of Connectivity equipment revenue, Connectivity equipment cost of sales was 79.8% during the year ended December 31, 2013 as compared to 94.3% for the year ended December 31, 2012, a decrease of 1,450 basis points. The period over period improvement in contribution margin was primarily due to a higher mix of equipment installations on the Southwest Airlines fleet during 2012 as compared to 2013, which were sold at less favorable margins as compared to other airlines.
As a percentage of Connectivity service revenue, Connectivity service cost of sales was 82.9% during the year ended December 31, 2013 as compared to 196.5% for the year ended December 31, 2012, an improvement of 11,355 basis points. The period to period improvement in contribution margin was largely due to higher service revenue from Southwest Airlines during the year ended December 31, 2013 versus the year ended December 31, 2012. When compared to 2012, the growth in Connectivity service revenue during 2013 exceeded the increase in certain fixed satellite bandwidth costs over the same period, coupled with the commencement of the TV Flies Free service on Southwest Airlines in 2013. The TV Flies Free service largely utilizes our existing bandwidth and satellite costs, and as a result is highly accretive to our operating results.

Content operating segment cost of sales was as follows (in thousands):

	Year Ended December 31,			% Change
	2014	2013	2012	2013 to 2014	2012 to 2013
Content Cost of Sales	$195,454	$134,207	$—	46%	N/A
2014 compared to 2013. Content cost of sales increased $61.2 million to $195.5 million for the year ended December 31, 2014, as compared to $134.2 million for the year ended December 31, 2013. Consistent with the change in Content revenue over the same period, the increase was primarily due to the acquisitions of PMG and IFES, which we acquired on July 10, 2013 and October 18, 2013, respectively, and were not part of our operations as of June 30, 2013. When combined, PMG and IFES incurred $42.5 million of content cost of sales in the year ended December 31, 2014 during periods each were not a part of the Company’s operations during the comparable year ended December 31, 2013. The remaining increase of $18.7 million was largely due to AIA, which we acquired on January 31, 2013 and was only a part of our operations for a partial period during the year ended December 31, 2013.
As a percentage of Content revenue, Content licensing cost of sales of 70.5% during the year ended December 31, 2014 remained relatively flat as compared to 73.8% during the year ended December 31, 2013.
2013 compared to 2012. Content licensing cost of sales increased to $134.2 million for the year ended December 31, 2013, as compared to $0.0 million for the year ended December 31, 2012. The increase was a result of the acquisitions of AIA, PMG and IFES in 2013.
Other Operating Expenses
Other operating expenses were as follows (in thousands):

	Year Ended December 31,			% Change
	2014	2013	2012	2013 to 2014	2012 to 2013
Sales and marketing expenses	$13,287	$10,330	$3,935	29%	163%
Product development	23,010	9,068	2,646	154%	243%
General and administrative	77,773	70,629	14,534	10%	386%
Amortization of intangible assets	24,552	17,281	34	42%	50,726%
Restructuring charges	4,223	—	—	N/A	N/A
	$142,845	$107,308	$21,149	33%	407%
Sales and Marketing Expenses
2014 compared to 2013. Sales and marketing expenses increased $3.0 million, or 28.6%, to $13.3 million for the year ended December 31, 2014 as compared to $10.3 million for the year ended December 31, 2013. The increase was largely due to the acquisitions of PMG and IFES, which we acquired on July 10, 2013 and October 18, 2013, respectively, and were not part of our operations for the full year in 2013. When combined, PMG and IFES incurred $3.1 million of sales expenses during the year ended December 31, 2014.
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

Product Development
2014 compared to 2013. Product development expenses increased $13.9 million, or 154%, to $23.0 million for the year ended December 31, 2014 compared to $9.1 million for the year ended December 31, 2013. The increase was largely due to an increase of $6.8 million related to product development consulting fees associated with new development efforts in China and in Europe for trials with Air China and Orange/Air France, coupled with increased research and development on new technologies and services in the Connectivity segment. The remaining increase of $7.1 million was largely due to increases of $4.4 million relating to employee related costs to support our new development initiatives with Air China and Orange in 2014, and approximately $1.2 million largely due to the acquisition of PMG in July 2013, which was only partly included in the operating results during the year ended December 31, 2014.
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
General and Administrative
2014 compared to 2013. General and administrative costs increased $7.1 million or 10% to $77.8 million during the year ended December 31, 2014 compared to $70.6 million for the year ended December 31, 2013. The increase was largely due to non-recurring fees for legal settlements and related reserves of $8.3 million during the year ended December 31, 2014, coupled with a one-time $4.1 million impairment of accounts receivable during the year ended December 31, 2014 associated with one Connectivity customer currently experiencing economic hardship as a result of the recent trade sanctions placed on Russia in 2014, which was offset by a one-time backstop fee of $11.9 million paid to PAR Capital in the first quarter of 2013 and $2.0 million in certain one-time expenses associated with the departures of two executives during 2013. Offsetting these amounts were increases of $3.5 million associated with one-time earn-out expenses from prior acquisitions, $1.5 million in severance expense associated with the departures of a former AIA and corporate executives in 2014, $4.9 million from PMG and IFES, which were acquired in 2013, and approximately $3.5 million in stock-based compensation and depreciation expense. The remaining change of $4.5 million was largely due to decreased personnel costs as a result of integration efforts during the year ended December 31, 2014.
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
Amortization of Intangible Assets
2014 compared to 2013. Amortization expense increased $7.3 million or 42.1% to $24.6 million during the year ended December 31, 2014 as compared to $17.3 million for the year ended December 31, 2013. The increase is due to the amortization of acquired intangible assets acquired via the 2013 acquisitions of AIA, PMG and IFES on January 31, 2013, July 10, 2013 and October 18, 2013, respectively, and were not part of our operations for the full year in 2013.
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

Restructuring Charges
Restructuring charges increased to $4.2 million during the year ended December 31, 2014. The increase is due to expenses recorded pursuant to our Plan.
Total Other Income (Expense)

	Year Ended December 31,			% Change
	2014	2013	2012	2013 to 2014		2012 to 2013
Total other income (expense), net	(9,637)	(67,378)	(13,967)	(86)%	200%	382%
2014 compared to 2013. Total other income (expense) decreased $57.7 million, or 85.7%, to $(9.6) million during the year ended December 31, 2014 as compared to $(67.4) million for the year ended December 31, 2013. The decrease in other expense was principally due to a decrease of $57.0 million in the fair value of the Company’s public warrants. The remaining change in other expense was largely due to a $2.3 million decrease in interest expense associated with paying down all of AIA’s debt in 2014, offset by an increase of ($1.5) million in other expense associated with a one-time write-down of the Company’s equity method investment in 2014.
2013 compared to 2012. Total other income (expense) increased $53.4 million, or 382%, to $(67.4) million during the year ended December 31, 2013 as compared to $(14.0) million for the year ended December 31, 2012. The increase in the net expense of $60.3 million was principally due to the change in the fair value of the Company's public warrants in 2013, which did not exist until the Business Combination in January 2013, offset by a $7.9 million decrease in interest expense. Interest expense decreased $7.9 million principally due to a substantial reduction of Row 44's interest bearing debt in conjunction with the Business Combination, offset by an increase of $1.4 million in interest associated with upfront fees and accrued interest from the $19.0 million PAR note issued in the three months ended December 31, 2013. The remaining change of $1.0 million of other income (net) related to unrealized net losses and gains in foreign exchange rates during the year ended December 31, 2013, which did not exist until the Business Combination in January 2013.
Income Tax Expense
2014 compared to 2013. Income tax expense was $10.6 million for the year ended December 31, 2014 compared to $1.8 million for the year ended December 31, 2013. The income tax expense increase was largely due to foreign withholding taxes and income earned in the U.S., Canada and other foreign jurisdictions and the increase in an uncertain tax position liability of $2.6 million.
2013 compared to 2012. Income tax expense was $1.8 million for the year ended December 31, 2013 compared to $0 for the year ended December 31, 2012. The income tax expense increase was largely due to foreign withholding taxes and income earned in the U.S., Germany, Canada and other foreign jurisdictions.

Liquidity and Capital Resources
Current Financial Condition
As of December 31, 2014, our principal sources of liquidity were our cash and cash equivalents in the amount of $197.6 million, which primarily are invested in cash and money market funds in banking institutions in the U.S. and in Europe. In February 2015, we completed our 2.75% convertible debt offering discussed more fully below, raising net proceeds of $80.7 million which increased our current cash and cash equivalents balance to approximately $270 million as of March 12, 2015. Excluded from our cash balance at December 31, 2014 is approximately $3.7 million of restricted cash that is attached to letters of credit agreements between our subsidiaries and certain airlines. The vast majority of our cash resulted from the Business Combination in January 2013 and our follow-on offering in December 2013. Historically, Row 44, the accounting acquirer in the Business Combination, principally financed its operations from the issuance of stock, net cash provided by its operating activities and borrowings from shareholders in the form of convertible notes.
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
In connection with the Business Combination, we incurred approximately $3.5 million of additional operating expenses related to the addition of personnel, professional fees and systems to build our infrastructure to support our public company compliance and certain corporate alignment initiatives through the end of 2013. In addition, our use of cash flows from operating activities exceeded our proceeds from operating activities throughout 2014, primarily due to non-recurring legal settlement fees in 2014 related to acquired entities, integration and restructuring charges in 2014 related to the Plan, increased product development expenses to grow our Connectivity business, and ongoing efforts to build our infrastructure and support our public company compliance initiatives. In the future, our net use of our working capital could be substantially higher or lower depending on the number and timing of new customers that we add to our Connectivity and Content businesses.
Subsequent to the Business Combination, we acquired a total of 22.6 million additional shares in AIA, which raised our ownership in AIA from approximately 86% as of March 31, 2013 to 94% as of June 30, 2013. Total costs used to complete these share acquisitions was approximately $15.4 million. In April 2014, we acquired the remaining 6% non-controlling interests in AIA for an aggregate purchase price of $21.7 million, inclusive of $0.6 million of transaction fees.
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
During the year ended December 31, 2014, the Board of Directors (the “Board”) authorized the Company to repurchase up to $25.0 million of our public warrants. As of December 31, 2014, $23.6 million was available for warrant repurchases under this authorization. The amount we spend and the number of warrants repurchased varies based on a variety of factors, including our stock price and blackout periods in which we are restricted from repurchasing these warrants.
On August 13, 2014, the Company completed a tender offer to all holders of the our outstanding warrants exercisable for shares of the Company’s common stock, that were originally issued by GEAC and which have an exercise price of $11.50 per share (the “Warrants”), to receive 0.3333 Shares in exchange for every Warrant tendered by the holders thereof (approximately one Share for every three Warrants tendered), up to a maximum of 15,000,000 Warrants. On September 11, 2014, the Company issued 4,227,187 shares of common stock in exchange for 12,682,755 Warrants and recognized a gain on the exchange of approximately $0.8 million included in change in fair value of financial instruction instruments in the consolidated statements of operations for the year ended December 31, 2014.
On December 22, 2014, we entered into a Loan and Security Agreement with Citibank, N.A. (the “Credit Agreement”), providing for $2.4 million ($2.0 million, net of direct fees) of term loans (the “Citibank Term Loans”) and a revolving line of credit (the “Citibank Revolving Loans”) discussed more fully below in an amount not to exceed $20.0 million. We used the proceeds of the Citibank Term Loans to repay in full the Term Loan and LOC. The Citibank Term Loans and the Revolving Loans bear interest at a floating rate based on LIBOR plus an applicable interest margin per annum and mature on December 22, 2017. A total of $0.2 million of the principal amount of the Citibank Term Loans plus any accrued and unpaid interest is to be repaid at the end of each quarter. The outstanding balance of the Citibank Term Loans may be prepaid in whole or in part at any time without penalty.
In February 2015, we issued $82.5 million principal amount of convertible notes due in 2035 (the “Convertible Notes”) in a private placement. The Convertible Notes were issued at par and pay interest semi-annually in arrears at an annual rate of 2.75%.The Convertible Notes will mature on February 15, 2035, unless earlier repurchased, redeemed or converted. The Convertible Notes are convertible in certain circumstances and subject to certain conditions, based on an initial conversion rate of 53.9084 shares of common stock per $1,000 principal amount of notes (which represents an initial conversion price of approximately $18.55 per share), subject to adjustment. Holders of the Convertible Notes may convert their Convertible Notes at their option at any time prior to the close of business on the business day immediately preceding November 15, 2034, only if one or more of the following conditions has been satisfied: 1) during any calendar quarter beginning after March 31, 2015 if the closing price of the Company's common stock equals or exceeds 130% of the respective conversion price per share during a defined period at the end of the previous quarter, 2) during the five consecutive business day period immediately following any five consecutive trading day period in which the trading price per $1,000 principal amount of Convertible Notes for each trading day was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate on each such trading day; 3) if specified corporate transactions occur, or 4) if the Company calls any or all of the Convertible Notes for redemption, at any time prior to the close of business on the second business day immediately preceding the redemption date. On or after November 15, 2034, until the close of business on the second scheduled trading day immediately preceding the maturity date, a holder may convert all or a portion of its Convertible Notes at any time, regardless of the foregoing circumstances.
On February 20, 2022, February 20, 2025 and February 20, 2030 and if the Company undergoes a “fundamental change” (as defined in the indenture governing the Convertible Notes (the “Indenture”)), subject to certain conditions, a holder will have the option to require the Company to repurchase all or a portion of its Convertible Notes for cash at a repurchase price equal to 100% of the principal amount of the Convertible Notes to be repurchased, plus any accrued and unpaid interest, if any, to, but excluding, the relevant repurchase date. In addition, upon the occurrence of a “make-whole fundamental change” (as defined in the Indenture) or if the Company delivers a redemption notice prior to February 20, 2022, the Company will, in certain circumstances, increase the conversion rate for a holder that converts its Convertible Notes in connection with such make-whole fundamental change or redemption notice, as the case may be.
The Company may not redeem the Convertible Notes prior to February 20, 2019. The Company may, at its option, redeem all or part of the Convertible Notes at any time (i) on or after February 20, 2019 if the last reported sale price per share of the Company’s common stock has been at least 130% of the conversion price then in effect for at least 20 trading days during any thirty consecutive trading day period ending on, and including, the trading day immediately preceding the date on which the Company provides written notice of redemption and (ii) on or after February 20, 2022 regardless of the sale price condition described in clause (i), in each case, at a redemption price equal to 100% of the principal amount of the Convertible Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date. Upon conversion of any Convertible Note, the Company shall pay or deliver to the converting Holder, cash, shares of Common Stock or a combination of cash and shares of the Company's common stock, at the Company's election.
In the future, we may utilize additional commercial financings, bonds, debentures, lines of credit and term loans with a syndicate of commercial banks or other bank syndicates and/or issue equity securities (publicly or privately) for general corporate purposes, including acquisitions and investing in our intangible assets, platform and technologies. We expect that our existing cash and cash equivalents, our revolving credit facility and Convertible Notes, and our cash flows from operating activities will be sufficient to fund our operations for at least the next 24 months. However, we may need to raise additional funds through the issuance of equity, equity-related or debt securities or through additional credit facilities to fund our growing operations, invest in new business opportunities and make potential acquisitions.

Sources and Uses of Cash
The following table presents a summary of our cash flow activity for the periods set forth below (in thousands):

	Year Ended December 31,
	2014	2013	2012
Net cash provided by (used in) operating activities	$(23,395)	$(54,143)	$(39,280)
Net cash provided by (used in) investing activities	$(9,723)	$129,840	$(2,432)
Net cash provided by (used in) financing activities	$(28,031)	$181,011	$34,990
Cash Flows Provided/Used by Operating Activities
Year ended December 31, 2014
Net cash used in our operating activities of $23.4 million primarily resulted from our net loss during the period of $57.2 million, which included non-cash charges of $51.8 million largely comprised of changes in the fair value of our derivative financial instruments, depreciation and amortization, changes in our deferred income taxes, loss on equity method investment and stock based compensation. The remainder of our uses of cash in operating activities of $18.0 million was from changes in our working capital, including accounts receivable, prepaid expenses, and content and inventory investments used to grow our operations in 2014. The increase in accounts receivable was reflective of the growth in our corresponding revenue in the period, coupled with the timing of payments from key customers in the period. The increases in prepaid expenses and inventory and content purchases were from continued investments to support the growth in our Connectivity equipment installations and Content licensing acquisition. Offsetting these uses of cash in operating activities was a net cash inflow of $23.1 million from increases in accounts payable and accrued expenses reflective of timing of payments to vendors, deferred revenues and taxes payable.
Year ended December 31, 2013
Net cash used from our operating activities of $54.1 million primarily resulted from our net loss during the period of $114.7 million, which included non-cash charges of $95.5 million largely comprised of changes in the fair value of our derivative financial instruments, depreciation and amortization, changes in our deferred income taxes, and stock based compensation. The remainder of our uses of net cash flow from operating activities of $34.9 million was from changes in our working capital, including accounts payable and accrued expenses, prepaid expenses, content and inventory investments, and accounts receivable of approximately $45.4 million. Offsetting these uses of cash from operating activities was a net cash inflow of $10.5 million from an increase in deferred revenue and timing of income taxes payable. The decrease in accounts payable and accrued expenses is reflective of significant amounts of accrued obligations paid as a result of our Business Combination in January 2013, including $11.9 million paid to PAR as a one-time back stop fee. The increase in prepaid expenses, inventory and content purchases were continued investments to support the growth in our Connectivity equipment installations and Content licensing acquisitions, and included an increase in restricted cash attached to certain agreements with our airline partners. The increase in accounts receivable is reflective of the growth in service revenue over the period.
Year ended December 31, 2012
Net cash used in our operating activities of $39.3 million primarily resulted from our net loss during the period of $42.8 million, which included non-cash charges of $19.1 million largely comprised of interest on Row 44 convertible promissory notes, changes in the fair value of our derivative financial instruments, depreciation and stock-based compensation. The remainder of our uses of net cash flow from operating activities of $15.6 million was from changes in our working capital, including accounts payable and accrued expenses, accounts receivable, deferred revenue and prepaid expenses of $14.0 million. The increases in accounts payable and accrued expenses and prepaid expenses is reflective of significant amounts paid to certain vendors such as Hughes at the close of December 31, 2012. The increase in accounts receivable and decrease in deferred revenue is reflective of the growth in equipment sales and installations of Southwest Airlines and Norwegian Air Shuttle relative to the timing of billings and cash collections during the year ended December 31, 2012.

Cash Flows Provided/Used by Investing Activities
Year ended December 31, 2014
Net cash used in investing activities of $9.7 million was largely due to $9.1 million investments in property and equipment to build-out our internal infrastructure during the year ended December 31, 2014, $0.5 million relating to the assets purchase of Purple and $0.7 million relating to other, offset by proceeds of approximately $0.6 million received from the sale of certain marketable securities during the year ended December 31, 2014.
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
Cash Flows Provided/Used by Financing Activities
Year ended December 31, 2014
Net cash used in financing activities of $28.0 million was primarily due to cash consideration of $21.7 million to acquire the remaining 6% interest in AIA, $9.7 million in payments of certain debt obligations associated with AIA and $1.4 million in payments to purchase outstanding our public warrants, offset by the net proceeds from the Citibank Term Loans of $2.0 million and the exercise of the stock options and warrants of $3.1 million.
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
Debt Instruments
Long-term debt consists of the following at December 31, 2014 and 2013 (in thousands):

	2014	2013
Bank loans, net	$3,015	$10,801

The following is a schedule, by year, of future minimum principal payments required under notes payable and bank debt as of December 31, 2014 (in thousands):

Years Ending December 31,	Amount
2014	$852
2015	861
2016	861
2017	61
2018	64
Thereafter	681
Total	$3,380
Bank Debt
With the acquisition of PMG in July 2013, we assumed approximately $3.3 million of debt in the form a $1.5 million term loan (the “Term Loan”) and a $1.8 million line of credit (the “LOC”) with a bank. The Term Loan and LOC were to mature in October 2017 and 2014, respectively, and bore interest at a rate equal to the bank’s reference rate, which was approximately 3.25% during the year ended December 31, 2014. During the year ended December 31, 2014, we repaid the outstanding balance of the Term Loan and the LOC in full using a portion of the Citibank Term Loan proceeds described below.
With the acquisition of IFES on October 18, 2013, we assumed approximately $1.3 million of debt in the form of two facility letters for a commercial mortgage loan with a bank for $0.2 million and $1.1 million. The mortgage letters mature in October 2014 and 2032, respectively. The first mortgage commercial letter was repaid in full during the year ended December 31, 2014. The second mortgage commercial letter is secured by the Company's real property in the United Kingdom and bears interest at a rate equal to the bank’s base rate plus 1.25%, which was approximately 3.25% during the year ended December 31, 2014. The remaining and outstanding balance under the second mortgage commercial letter was $0.9 million and $1.0 million as of December 31, 2014 and 2013, respectively.
Bank loan
On December 22, 2014, we entered into the Citibank Term Loans, which the Company used to repay in full the Term Loan and LOC, and the Citibank Revolving Loans in an amount not to exceed $20.0 million. The Citibank Term Loans and the Revolving Loans bear interest at a floating rate based on LIBOR plus an applicable interest margin per annum and mature on December 22, 2017. A total of $0.2 million of the principal amount of the Citibank Term Loans plus any accrued and unpaid interest is to be repaid at the end of each quarter. The outstanding balance of the Citibank Term Loans may be prepaid in whole or in part at any time without penalty.
Debt issuance costs incurred in connection with the Citibank Term Loans totaled $0.3 million and are being amortized over the respective term of the Loans.
At December 31, 2014, there was $2.0 million outstanding under the Citibank Term Loans and $20.0 million available for future borrowings under the Citibank Revolving Loans.
Contractual Obligations
The following table summarizes our contractual obligations that require us to make future cash payments as of December 31, 2014. The future contractual requirements include payments required for our operating leases and contractual purchase agreements.

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Contractual Obligations (in thousands):
Operating lease obligations	11,675	3,158	2,700	1,617	4,200
Satellite commitment (1)	289,793	37,222	50,792	65,038	136,741
Deferred revenue arrangements (2)	20,134	14,326	2,156	1,926	1,726
Long-term debt obligations (3), (4)	3,380	852	1,722	125	681
Deferred employment obligations (5)	3,035	3,035	—	—	—
Content and television license fees and guarantees (6)	51,209	32,598	17,511	675	425
Equipment purchase commitments (7)	19,033	19,033	—	—	—
Total	398,259	110,224	74,881	69,381	143,773

(1)	Amounts represent future satellite cost commitments to Hughes Network Systems and SES over the period January 1, 2015 through December 31, 2027.

(2)	Amounts represent obligations to provide service for which we have already received cash from our customers.

(3)
Includes amounts pertain to the Citibank Term Loans and related interest. Interest payments were calculated based upon the interest rate in effect at December 31, 2014. See also Note 14. Notes Payable and Bank Debts.

(4)	Includes amounts pertain to a mortgage loan assumed for a building acquired in the IFES acquisition.

(5)
Amounts represent certain contractual employee obligations accrued as of December 31, 2014. The amounts presented above include $1.7 million earn-out liability for EIM, a subsidiary of AIA assumed in the Business Combination, and $0.9 million earn-out liability for PMG executives and $0.4 million of unpaid severance to certain former executives.

(6)	Amounts represent minimum guarantees and contractual obligations associated with licensing and providing our content and Internet protocol television services to our customers.

(7)
Equipment purchase commitments represent purchase commitments for Connectivity equipment inventory. The Company has purchase commitments with various providers of equipment for the Company's connectivity services. As of December 31, 2014, the Company have committed to purchase $19.0 million of future products which we expect to purchase during the year ended December 31, 2015.

Excluded from the table above is $27.3 million related to our deferred tax liabilities and uncertain tax positions due to the uncertainty of their timing.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS
Market risk is the sensitivity of income to changes in interest rates, foreign exchange rates, commodity prices, equity prices and other market driven rates or prices.
Market Risk
Connectivity Segment
Our Connectivity segment is generally not exposed to any material risk associated with exchange rates or equity prices. It does not hold or issue financial instruments for trading purposes. The Connectivity segment has indirect exposure to changes in commodity prices (i.e., the price of jet fuel) because a key aspect of the decision by its potential customers to purchase the connectivity products is the effect such products may have on an aircraft’s fuel burn.
Content Segment
Our Content segment has exposure primarily to two types of market risk: changes in foreign currency exchange rates and interest rates. We do not hold or issue financial instruments for trading purposes.

The following sections provide information on exposure to foreign currency exchange rate risk and interest rate risks. Parts of our Content segment make use of sensitivity analysis that are inherently limited in estimating actual losses in fair value that can occur from changes in market conditions.
 Foreign Currency Exchange Rates
 Our foreign operations are exposed to fluctuations in foreign currency exchange rates. Currency risks arise from the fact that both sales to customers and most of their film license costs or film rights purchases are largely effected in U.S. dollars while a significant portion of our Content operation's fixed and overhead costs are incurred in Euros, British pounds and Canadian dollars. We may engage in hedging transactions to counteract direct currency risks. However, there can be no assurance that all currency risks have been or will be hedged in full. Severe currency fluctuations could also cause the hedging transactions to fail if agreed thresholds are not met or exceeded. Therefore, substantial negative foreign currency effects may occur due to unforeseen exchange rate fluctuations and/or inaccurate assessments of market developments. Historically, we have not engaged in hedging transactions.
There are also intercompany receivables and liabilities such as loans that can generate significant foreign currency effects. Changes in the exchange rates of a number of foreign currencies against the Euro, especially the U.S. dollar and the Canadian dollar, could lead to the recognition of unrealized foreign exchange gains and losses in some cases, particularly as a result of intercompany transactions, including short term borrowings. We have sought to minimize the impact of intercompany borrowings by reducing the magnitude and quantity of intercompany borrowings.
 Concentrations of Credit Risk
Our cash and cash equivalents are maintained at a several financial institutions. Deposits held may exceed the amount of insurance provided on such deposits. Generally, our deposits may be redeemed upon demand and are maintained with a financial institution of reputable credit and, therefore, bear minimal credit risk.
As of December 31, 2014, 2013 and 2012, the following customer accounted for more than 10% of our consolidated revenue balance:

	Year Ended December 31,
	2014	2013	2012
Southwest Airlines	24%	22%	85%
Accounts Receivable balances from Southwest Airlines represented 13% of total accounts receivable at December 31, 2014 and less than 10% of total accounts receivable at December 31, 2013.
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
ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable

ITEM 9A.     CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the supervision of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, as of December 31, 2014. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2014 because a material weakness in our internal control over financial reporting existed in the design and operating effectiveness of certain information technology general controls (“ITGC’s) and the manual controls around content revenue and corresponding cost of sales processes as described in more detail below.
In light of the material weakness described below, we performed additional analyses and other procedures to ensure that our consolidated financial statements included in this Annual Report on Form 10-K were prepared in accordance with generally accepted accounting principles in the United States (“GAAP”). Notwithstanding the existence of the material weakness in internal control over financial reporting, the Company believes that its consolidated balance sheets as of December 31, 2014 and 2013 and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for the years ended December 31, 2014, 2013 and 2012 included in this Annual Report on Form 10-K fairly present, in all material respects, the Company’s financial condition, results of operations and cash flows for the periods presented therein in conformity with GAAP.
Management's Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Internal control over financial reporting includes policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are transacted in accordance with authorizations of management and directors of the Company, and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.
Our management, under the supervision of our Chief Executive Officer and Chief Financial Officer, conducted an assessment of the effectiveness of its internal control over financial reporting as of December 31, 2014 based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management concluded that our internal control over financial reporting was not effective as of December 31, 2014 because of the material weakness described below.
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
Based upon this assessment, management concluded that, as of December 31, 2014, the following material weakness existed at the Company:

•
Design and operating ineffectiveness of ITGCs and the design and operating ineffectiveness of the manual controls around content revenue and corresponding cost of sales processes at certain subsidiaries of the Company.

During 2014, we did not implement and maintain effective ITGCs across certain subsidiaries we acquired in 2013. Specifically, ITGCs utilized to maintain and administer the content systems used by certain subsidiaries to track and process content revenue and the associated cost of sales, as well as a financial system (Microsoft Dynamics NAV) used by one of our subsidiaries were ineffective. In addition, we did not implement and maintain effective manual controls over certain processes, to validate, review and properly record our content revenue and corresponding cost of sales under GAAP in our general ledger systems in 2014. As a result we could not properly ascertain whether certain of our content revenue and corresponding cost of sales were recorded accurately, completely and properly under GAAP as of December 31, 2014. As a result, there is a reasonable possibility that a material misstatement within the classes of content revenue and corresponding cost of sales transactions would not be prevented or detected on a timely basis. The ineffective design and operation of these ITGCs and the manual controls, when aggregated across our content segment, impacts a material portion of our content revenue and corresponding cost of sales.
Ernst & Young LLP, the Company’s independent registered public accounting firm, has audited the Company’s internal control over financial reporting as of December 31,2014, as stated in their report, which is included in this Annual Report on Form 10-K.
Changes in Internal Control over Financial Reporting
2013 Form 10-K Material Weaknesses Remediated
Based on management's assessment of our internal control over financial reporting discussed above, management concluded that the material weaknesses identified in 2013 and reported in our annual report on Form 10-K for the year ended December 31, 2013, as amended, were properly remediated (with additional remediation for certain ITGCs required at certain of our subsidiaries). The prior year material weaknesses that were remediated in 2014 included timely financial statement close and reporting processes, design, implementation and operating effectiveness of ITGCs at our corporate location, accounting for business combinations, and accounting for income taxes. This was achieved through the culmination of various efforts, execution of management’s remediation plan, and improvements made throughout the year, as summarized in the Changes in Internal Control over Financial Reporting section of this Item. Management validated its conclusion that these items were properly remediated through its evaluation and testing, which was completed as of December 31, 2014.
Management, with oversight of our Audit Committee, completed numerous remediation actions and made improvements to its control environment and processes throughout 2014. The remediation actions to address the reported material weaknesses in 2013 included, but were not limited to, the following:

•
Development of a shared services center in the United States to support the Company’s finance and accounting functions and the integration of related processes and controls, including the Company’s consolidation process;

•	Integration of various key processes, systems and resources, including implementation of a common financial system, Oracle EBS, across substantially all of the business;

•	Establishment of IT governance, policies, procedures and general controls;

•	Use of reputable third party experts to assist in the preparation of our 2014 tax provision, global tax/legal restructuring, and business combination valuations; and,

•	Establishment of entity level controls worldwide, including the adoption of the COSO 2013 framework.
Except as described above, there have been no changes in our internal control over financial reporting during our most recent quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Remediation Plan for Material Weakness
Our management, with oversight of our Audit Committee, has been actively engaged in developing a remediation plan to address the material weakness reported as of December 31, 2014. The remediation efforts expected to be implemented include the following:

•
Continued build-out of the United States shared services center and establishment of a new shared services center in the United Kingdom to further support the Company’s finance processes and manual and IT controls;

•	Implementation of Oracle EBS financial system at remaining subsidiaries;

•	Adoption of IT governance, policies, procedures and general controls across all subsidiaries; and,

•	Deployment of a single operating system to replace the various content management systems in use at December 31, 2014.

If the remedial measures described above are insufficient to address the material weakness described above, or are not implemented timely, or additional deficiencies arise in the future, material misstatements in our interim or annual financial statements may occur in the future and could have the effects described in “Item 1A. Risk Factors” in Part I of this Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders of Global Eagle Entertainment Inc.
We have audited Global Eagle Entertainment Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), (the COSO criteria). Global Eagle Entertainment Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment. Management has identified a material weakness related to the design and operating ineffectiveness of ITGCs and the design and operating ineffectiveness of manual controls around content revenue and corresponding cost of sales at certain subsidiaries. We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Global Eagle Entertainment, Inc. as of December 31, 2014 and 2013, and the consolidated statements of operations, comprehensive loss, stockholders' equity (deficit) and cash flows for each of the two years in the period ended December 31, 2014. This material weakness was considered in determining the nature, timing and extent of audit tests applied in our audit of the 2014 financial statements, and this report does not affect our report dated March 16, 2015, which expressed an unqualified opinion on those financial statements.

In our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, Global Eagle Entertainment Inc. has not maintained, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.

/s/ Ernst & Young LLP
Los Angeles, California
March 16, 2015

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
Pursuant to Instruction G(3) to Form 10-K, information concerning compliance with Section 16(a) of the Securities Exchange Act of 1934 by officers and directors of the Company set forth under the heading “Certain Relationships or Related Person Transactions and Section 16 Reporting Compliance-Section 16(a) Beneficial Ownership Reporting Compliance” in the Company's definitive proxy statement to be filed within 120 days following the end of the fiscal year covered by this report is incorporated herein by reference.
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

1. Financial Statements
Reports of Independent Registered Public Accounting Firms
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
3. Exhibits
The Exhibits on the accompanying Index to Exhibits immediately following the notes to our consolidated financial statements are incorporated by reference into, this Item 15.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 16th day of March 2015.

GLOBAL EAGLE ENTERTAINMENT INC.
By:	/s/ Michael Zemetra
Michael Zemetra
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer and Duly Authorized Officer)

POWER OF ATTORNEY

The undersigned directors and officers of Global Eagle Entertainment Inc. hereby constitute and appoint each of David M. Davis, Michael Zemetra and Jay Itzkowitz, with the power to act without the others and with full power of substitution and resubstitution, our true and lawful attorney-in-fact and agent with full power to execute in our name and behalf in the capacities indicated below any and all amendments to this report and to file the same, with all exhibits and other documents relating thereto and hereby ratify and confirm all that such attorney-in-fact, or such attorney-in-fact’s substitute, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated below.

Signature	Title	Date
/s/ David M. Davis	Chief Executive Officer and Director	March 16, 2015
David M. Davis	(Principal Executive Officer)

/s/ Michael Zemetra	Chief Financial Officer and Treasurer	March 16, 2015
Michael Zemetra	(Principal Financial and Accounting Officer)

/s/ Edward L. Shapiro	Chairman of the Board of Directors	March 16, 2015
Edward L. Shapiro

/s/ Louis Bélanger-Martin	Director	March 16, 2015
Louis Bélanger-Martin

/s/ Harry E. Sloan	Director	March 16, 2015
Harry E. Sloan

/s/ Jeff Sagansky	Director	March 16, 2015
Jeff Sagansky

/s/ Jeffrey A. Leddy	Director	March 16, 2015
Jeffrey A. Leddy

/s/ Jeffrey E. Epstein	Director	March 16, 2015
Jeffrey E. Epstein

/s/ Robert W. Reding	Director	March 16, 2015
Robert W. Reding

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders of Global Eagle Entertainment Inc.
We have audited the accompanying consolidated balance sheet of Global Eagle Entertainment Inc. as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive loss, stockholders' equity (deficit) and cash flows for each of the two years in the period ended December 31, 2014. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Global Eagle Entertainment Inc. at December 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.
The consolidated financial statements of Global Eagle Entertainment Inc. as of December 31, 2012 and for the year then ended was audited by other auditors. As described in Note 2, the Company entered into a business combination on January 31, 2013 with Row 44, Inc., in which Row 44, Inc. was determined to be the accounting acquirer. Accordingly, all references to the type, classification and number of shares and per share information (including loss available to common stockholders) in the consolidated financial statements have been adjusted to reflect the number of common shares of Global Eagle Entertainment Inc. received by Row 44, Inc.’s preferred and common stockholders in the transaction on a retroactive basis. We audited the adjustments that were applied to restate the type, classification and number of shares and per share information reflected in the 2012 consolidated financial statements. Our procedures included (a) agreeing the number of common shares received by Row 44, Inc. stockholders to the Company’s underlying records obtained from management, and (b) testing the mathematical accuracy of the restated number of shares and basic and diluted loss per share. In our opinion, such adjustments are appropriate and have been properly applied. However, we were not engaged to audit, review, or apply any procedures to the 2012 consolidated financial statements of Row 44, Inc. other than with respect to such adjustments and, accordingly, we do not express an opinion or any other form of assurance on the 2012 consolidated financial statements taken as a whole.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Global Eagle Entertainment Inc.'s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 16, 2015 expressed an adverse opinion thereon.

/s/ Ernst & Young LLP
Los Angeles, California
March 16, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders
Global Eagle Entertainment, Inc.
 We have audited the accompanying statements of operations, stockholders’ deficit, and cash flows of Row 44, Inc. for the year ended December 31, 2012, before the effects of the adjustments to the Company’s basis of presentation to retrospectively record the recapitalization of the Company in connection with the merger with Global Eagle Entertainment, Inc., which include (i) the retrospective adjustment of the equity structure of the consolidated companies, (ii) the effects of the adjustment to retrospectively adjust the number of common shares outstanding to include the redeemable preferred stock of Row 44, Inc., (iii) the classification of redeemable preferred stock on the consolidated balance sheet, (iv) the amount of income (loss) available to common stockholders, and (v) the weighted average number of common shares outstanding for the year ended December 31, 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.
 We conducted our audit in accordance with the standards established by the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, before the effects of the adjustments to retrospectively record the recapitalization of the Company in connection with the merger with Global Eagle Entertainment Inc., the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows for the year ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.
We were not engaged to audit, review, or apply any procedures to the adjustments to the Company’s basis of presentation to retrospectively record the recapitalization of the Company in connection with the merger with Global Eagle Entertainment, Inc., which include (i) the retrospective adjustment of the equity structure of the consolidated companies, (ii) the effects of the adjustment to retrospectively adjust the number of common shares outstanding to include the redeemable preferred stock of Row 44, Inc., (iii) the classification of redeemable preferred stock on the consolidated balance sheet, (iv) the amount of income (loss) available to common stockholders, and (v) the weighted average number of common shares outstanding for the year ended December 31, 2012, and accordingly, we do not express an opinion or any other form of assurance about whether such retrospective adjustments are appropriate and have been properly applied. Those retrospective adjustments were audited by other auditors.
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

/s/ Rose, Snyder & Jacobs LLP
Encino, California
 March 15, 2013
(except for Note 21, as to which the date is August 8, 2013)

GLOBAL EAGLE ENTERTAINMENT INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	December 31, 2014	December 31, 2013
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$197,648	$258,796
Accounts receivable, net	85,517	64,216
Content library, current	9,570	6,563
Inventories	13,626	15,481
Prepaid and other current assets	23,549	14,187
TOTAL CURRENT ASSETS:	329,910	359,243
Property, plant & equipment, net	23,651	20,797
Goodwill	53,014	52,345
Intangible assets	112,904	136,414
Other non-current assets	14,116	10,084
TOTAL ASSETS	$533,595	$578,883
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$99,328	$81,961
Deferred revenue	13,401	11,190
Warrant liabilities	52,671	71,570
Notes payable and accrued interest, current	752	9,648
Deferred tax liabilities, current	80	1,192
Other current liabilities	8,080	7,561
TOTAL CURRENT LIABILITIES:	174,312	183,122
Deferred tax liabilities, non-current	23,330	25,186
Deferred revenue, non-current	6,748	5,808
Notes payable and accrued interest, non-current	2,263	1,153
Other non-current liabilities	14,313	7,430
TOTAL LIABILITIES	220,966	222,699

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized, 0 shares issued and outstanding at December 31, 2014 and 2013, respectively	—	—
Common stock, $0.0001 par value; 375,000,000 shares authorized, 79,626,261 and 55,902,114 shares issued, 76,572,627 and 52,848,480 shares outstanding, at December 31, 2014 and 2013, respectively	8	5
Non-voting common stock, $0.0001 par value; 25,000,000 shares authorized, 0 and 19,118,233 shares issued and outstanding, at December 31, 2014 and 2013, respectively	—	2
Treasury stock, 3,053,634 shares at December 31, 2014 and 2013	(30,659)	(30,659)
Additional paid-in capital	645,110	620,862
Subscriptions receivable	(503)	(478)
Accumulated deficit	(301,331)	(243,943)
Other accumulated comprehensive income	4	—
TOTAL STOCKHOLDERS' EQUITY	312,629	345,789
Non-controlling interest	—	10,395
TOTAL EQUITY	312,629	356,184
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$533,595	$578,883
The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL EAGLE ENTERTAINMENT INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Year Ended December 31,
	2014	2013	2012
Revenue:
License	231,521	153,966	—
Service	120,707	79,262	11,365
Equipment	35,507	26,494	57,845
Total revenue	387,735	259,722	$69,210
Operating expenses:
Cost of sales:
Licensing and services	249,878	176,863	22,327
Equipment	31,995	21,075	54,570
Total cost of sales	281,873	197,938	76,897
Sales and marketing expenses	13,287	10,330	3,935
Product development	23,010	9,068	2,646
General and administrative	77,773	70,629	14,534
Amortization of intangible assets	24,552	17,281	34
Restructuring charges	4,223	—	—
Total operating expenses	424,718	305,246	98,046
Loss from operations	(36,983)	(45,524)	(28,836)
Other income (expense):
Interest expense, net	88	(2,417)	(10,368)
Change in fair value of derivatives	(6,955)	(63,961)	(3,576)
Other expense, net	(2,770)	(1,000)	(23)
Loss before income taxes	(46,620)	(112,902)	(42,803)
Income tax provision	10,574	1,839	—
Net loss	(57,194)	(114,741)	(42,803)
Net income attributable to non-controlling interests	194	290	—
Net loss attributable to Global Eagle Entertainment Inc. common stockholders	$(57,388)	$(115,031)	$(42,803)

Basic and diluted loss per share	$(0.78)	$(2.17)	$(2.24)
Weighted average common shares basic and diluted	73,300	53,061	19,148

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL EAGLE ENTERTAINMENT INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)

	Year Ended
	December 31,
	2014	2013	2012
Net loss	$(57,194)	$(114,741)	$(42,803)
Other comprehensive income (loss):
Unrealized foreign currency translation adjustments	4	—	—
Unrealized gain on available for sale securities	112	101	—
Less: reclassification adjustment for realized gains on available for sale securities included in net loss	(112)	(101)	—
Total unrealized gain on available for sale securities	—	—	—
Other comprehensive income	4	—	—
Comprehensive loss	(57,190)	(114,741)	(42,803)
Comprehensive income attributable to non-controlling interests	194	290	—
Comprehensive loss attributable to Global Eagle Entertainment Inc. common stockholders	$(57,384)	$(115,031)	$(42,803)

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL EAGLE ENTERTAINMENT INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
(In thousands)

	Common Stock		Common Stock Non-Voting		Treasury Stock		Additional	Subscriptions	Accumulated	Other Accumulated Comprehensive	Total Global Eagle Entertainment Inc.	Non-Controlling	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Paid-in Capital	Receivable	Deficit	Income	Stockholders' Equity	Interest	Equity (Deficit)
Balance December 31, 2011	14,840	$2	—	$—	—	$—	$77,828	$(868)	$(86,109)	$—	$(9,147)	—	$(9,147)
Discount on convertible promissory notes	—	—	—	—	—	—	6,939	—	—	—	6,939	—	6,939
Warrants for common stock issued for services and equipment	—	—	—	—	—	—	3,168	—	—	—	3,168	—	3,168
Deemed issuance of common stock in conjunction with the Business Combination	6,145	—	—	—	—	—	41,452	—	—	—	41,452	—	41,452
Common stock issued for services	188	—	—	—	—	—	549	—	—	—	549	—	549
Exercise of warrants for common stock	2,227	—	—	—	—	—	6	—	—	—	6	—	6
Exercise of common stock options	5	—	—	—	—	—	15	—	—	—	15	—	15
Stock based compensation	—	—	—	—	—	—	1,641	—	—	—	1,641	—	1,641
Receipt of common stock from officers as payment on subscription receivable	—	—	—	—	—	—	(539)	465	—	—	(74)	—	(74)
Reclassification of common stock warrant derivative	—	—	—	—	—	—	(279)	—	—	—	(279)	—	(279)
Interest income on subscriptions receivable	—	—	—	—	—	—	—	(50)	—	—	(50)	—	(50)
Net loss	—	—	—	—	—	—			(42,803)	—	(42,803)	—	(42,803)
Balance, December 31, 2012	23,405	$2	—	$—	—	$—	$130,780	$(453)	$(128,912)	$—	$1,417	—	$1,417
Reclassification of MLBAM warrants	—	—	—	—	—	—	2,696	—	—	—	2,696	—	2,696
Reclassification of Series C warrants	—	—	—	—	—	—	2,879	—	—	—	2,879	—	2,879
Change in fair value of common stock warrants	—	—	—	—	—	—	93	—	—	—	93	—	93
Warrants for common stock issued for services and equipment	—	—	—	—	—	—	359	—	—	—	359	—	359
Exchange of Warrants for Common Stock	898	—	—	—	—	—	13,235	—	—	—	13,235	—	13,235

GLOBAL EAGLE ENTERTAINMENT INC.
CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT) (continued)
(In thousands)

	Common Stock		Common Stock Non-Voting		Treasury Stock		Additional	Subscriptions	Accumulated	Other Accumulated Comprehensive	Total Global Eagle Entertainment Inc.	Non-Controlling	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Paid-in Capital	Receivable	Deficit	Income	Stockholders' Equity	Interest	Equity (Deficit)
Recapitalization as a result of Row 44 Merger	15,373	2	4,750	1	—	—	105,543	—	—	—	105,546	—	105,546
Stock purchase of AIA	—	—	14,368	1	(3,054)	(30,659)	144,256	—	—	—	113,598	25,287	138,885
Repurchase and retirement of common stock	(103)	—	—	—	—	—	(1,191)	—	—	—	(1,191)	—	(1,191)
Shares of the Company issued to acquire PMG	432	—	—	—	—	—	4,447	—	—	—	4,447	—	4,447
Conversion of Sponsor promissory note to warrants	—	—	—	—	—	—	(491)	—	—	—	(491)	—	(491)
Waiver of sponsor warrants	—	—	—	—	—	—	9,900	—	—	—	9,900	—	9,900
Issuance of stock to former executive	104	—	—	—	—	—	1,527	—	—	—	1,527	—	1,527
Issuance of common stock, net of offering costs	15,793	1	—	—	—	—	204,007	—	—	—	204,008	—	204,008
Stock-based compensation	—	—	—	—	—	—	3,009	—	—	—	3,009	—	3,009
Interest income on subscription receivable	—	—	—	—	—	—	—	(25)	—	—	(25)	—	(25)
Purchase of subsidiary share from a non-controlling interest	—	—	—	—	—	—	(187)	—	—	—	(187)	(15,182)	(15,369)
Total comprehensive income (loss)	—	—	—	—	—	—	—	—	(115,031)	—	(115,031)	290	(114,741)
Balance, December 31, 2013	55,902	$5	19,118	$2	(3,054)	$(30,659)	$620,862	$(478)	$(243,943)	$—	$345,789	$10,395	$356,184
Conversion of non-voting common stock	19,118	2	(19,118)	(2)	—	—	—	—	—	—	—	—	—
Exercise of common stock options and warrants, net	351	—	—	—	—	—	2,942	—	—	—	2,942	—	2,942
Issuance of common stock to former Row 44 stockholders	28	—	—	—	—	—	345	—	—	—	345	—	345
Issuance of common stock in exchange for warrants, net of transaction fees of $362	4,227	1	—	—	—	—	24,046	—	—	—	24,047	—	24,047
Stock-based compensation	—	—	—	—	—	—	8,067	—	—	—	8,067	—	8,067
Interest income on subscription receivable	—	—	—	—	—	—	—	(25)	—	—	(25)	—	(25)

GLOBAL EAGLE ENTERTAINMENT INC.
CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT) (continued)
(In thousands)

	Common Stock		Common Stock Non-Voting		Treasury Stock		Additional	Subscriptions	Accumulated	Other Accumulated Comprehensive	Total Global Eagle Entertainment Inc.	Non-Controlling	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Paid-in Capital	Receivable	Deficit	Income	Stockholders' Equity	Interest	Equity (Deficit)
Comprehensive income, net of tax	—	—	—	—	—	—	—	—	—	4	4	—	4
Net loss	—	—	—	—	—	—	—	—	(57,388)	—	(57,388)	194	(57,194)
Purchase of subsidiary share from a non- controlling interest	—	—	—	—	—	—	(11,152)	—	—	—	(11,152)	(10,589)	(21,741)
Balance, December 31, 2014	79,626	$8	—	$—	(3,054)	$(30,659)	$645,110	$(503)	$(301,331)	$4	$312,629	$—	$312,629
The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL EAGLE ENTERTAINMENT INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended
	December 31,
	2014	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(57,194)	$(114,741)	$(42,803)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	34,422	30,850	1,229
Non-cash interest on convertible promissory notes	—	—	9,629
Change in fair value of derivative financial instruments	6,955	63,961	3,576
Stock-based compensation	8,067	4,536	1,641
Provision for bad debt	5,539	760	7
Issuance of shares for working capital settlement	345	—	—
Warrants for common stock issued for services	—	452	2,555
Common stock issued for services	—	—	550
Loss on equity method investments	1,500	—	—
Deferred income taxes	(5,068)	(4,904)	—
Other	23	(201)	(109)
Changes in operating assets and liabilities:
Accounts receivable	(26,386)	(2,803)	(3,883)
Inventory	(3,557)	(3,054)	(1,215)
Content library	(1,743)	(9,377)	—
Prepaid expenses and other current assets	(5,394)	(7,648)	(1,793)
Deposits and other assets	(4,018)	—	(356)
Accounts payable and accrued expenses	19,641	(22,508)	(7,422)
Deferred revenue	3,151	5,384	(886)
Taxes payable	322	5,150	—
NET CASH USED IN OPERATING ACTIVITIES	(23,395)	(54,143)	(39,280)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(9,074)	(11,477)	(2,432)
Cash received from Row 44 Merger	—	159,305	—
Cash received from AIA Stock Purchase	—	22,135	—
Purchase of PMG, net of cash acquired	—	(10,563)	—
Purchase of IFES, net of cash acquired	—	(34,346)	—
Cash paid to acquire assets of Purple	(500)	—	—
Proceeds from sale of investment	583	6,286	—
Purchase of investment in Allegiant Systems	—	(1,500)	—
Other	(732)	—	—
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(9,723)	129,840	(2,432)

GLOBAL EAGLE ENTERTAINMENT INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

	Year Ended
	December 31,
	2014	2013	2012
CASH FLOWS FROM FINANCING ACTIVITIES:
Acquisition of AIA non-controlling interest	(21,741)	(15,369)	—
Proceeds from exercise of stock options and warrants	3,100	—	—
Proceeds from issuance of PAR note	—	19,000	10,000
Payment of PAR note	—	(19,000)	—
Proceeds from borrowings	2,047	—	—
Proceeds from issuance of common stock, net of offerings costs of $7.1 million	—	204,008	—
Payments on notes payable	(9,669)	(5,637)	(13)
Repurchase of common stock warrants	(1,406)	(800)	7
Payments of withholding taxes on cashless exercise of stock based awards in Business Combination	—	(1,191)	15
Proceeds from the issuance of preferred stock and warrants	—	—	24,981
Other	(362)	—	—
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(28,031)	181,011	34,990
Effects of exchange rate movements on cash and cash equivalents	1	—	—
Net increase (decrease) in cash and cash equivalents	(61,148)	256,708	(6,722)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	258,796	2,088	8,810
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$197,648	$258,796	$2,088
Supplemental disclosures of cash flow information
Cash paid for:
Taxes	$4,203	$6,232	$5
Interest	$447	$2,071	$6
Significant non-cash items:
Issuance of sponsor warrants in exchange for notes payable	$—	$9,900	$—
Issuance of common stock to repurchase Global Eagle public company warrants	$24,448	$13,235	$—
Notes payable and accrued interest converted into preferred stock and warrants	$—	$0	$20,790
Inventory converted to property and equipment	$—	$5,575	$—
Satisfaction of advances and subscriptions receivable via surrender of commons stock	$—	$—	$539
Property and equipment purchased with warrants for common stock	$—	$—	$614

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
Connectivity
The Company's Connectivity service offering provides its airline partners and their passengers Wi-Fi connectivity over Ku-band satellite transmissions. The Company's Connectivity segment offers specialized network equipment, media applications and premium content services that allow airline passengers to access in-flight Internet, live television, on-demand content, shopping and travel-related information.
Content
The Company's Content services offering selects, manages, provides lab services, and distributes wholly-owned and licensed media content, video and music programming, applications, and video games to airlines, as well as to the maritime and other away from home non-theatrical markets.
Prior to January 31, 2013, the Company was known as Global Eagle Acquisition Corp. (“GEAC”), which was formed in February 2011 to effect a merger, capital stock exchange, asset acquisition or similar business combination with one or more businesses. Effective in the first quarter of 2013, and in conjunction with the business combination transaction (the "Business Combination") in which GEAC acquired all of the outstanding stock of Row 44, Inc. ("Row 44") and 86% of the issued and outstanding shares of Advanced Inflight Alliance AG ("AIA"), GEAC changed the Company's name from Global Eagle Acquisition Corp. to Global Eagle Entertainment Inc. In addition, the Company purchased substantially all the assets of Post Modern Edit, LLC and related companies ("PMG") and Purple Inflight Entertainment Private Ltd. ("Purple Inflight Entertainment" or "Purple") in July 2013 and August 2014, respectively and completed the stock acquisition of the U.K. parent of the Travel Entertainment Group Equity Limited and subsidiaries ("IFES") in October 2013. Refer to Note 3. Business Combinations for additional information. Following the Business Combination, the Company acquired additional outstanding shares of AIA to increase its ownership of AIA's shares to 94% and in April 2014, the Company acquired the remaining 6% such that as of December 31, 2014, the Company owned 100% of AIA.
Note 2.    Basis of Presentation and Summary of Significant Accounting Policies
The following is a summary of the significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements.
Basis of Presentation
Since Row 44 was deemed the accounting acquirer in the Business Combination consummated on January 31, 2013, the historical financial information for the year ended December 31, 2012 reflects the financial information and activities only of Row 44. In conjunction with the Business combination on January 31, 2013, outstanding shares of Row 44 par value $0.0001 common stock were converted into the Company's par value $0.0001 common stock. As Row 44 was deemed the accounting acquirer in the Business Combination, the historical financial information for the year ended December 31, 2012 reflects the financial information and activities only of Row 44 as the predecessor entity. The historical equity of Row 44 has been retroactively adjusted to reflect the equity structure of GEAC, using the respective exchange ratios established in the Business Combination, which reflects the number of shares GEAC issued to equity holders of Row 44 at the Business Combination date. The retroactive revision of Row 44’s equity as of January 1, 2011 includes Row 44’s redeemable preferred stock, certain vested warrants and stock options had they been converted as of January 1, 2010, which is consistent with the terms of the transaction. Accordingly, all common and preferred shares and per share amounts for all periods presented in these consolidated financial statements and notes thereto have been adjusted retrospectively, where applicable, to reflect the respective exchange ratios established in the Business Combination. For details on the Row 44 share conversion to the Company's common stock, refer to the Company’s definitive proxy statement filed on Schedule 14A on January 17, 2013.

Table of Content
Global Eagle Entertainment Inc.
Notes to Consolidated Financial Statements

The presented financial information for the year ended December 31, 2013 includes the financial information and activities of Row 44 for the period January 1, 2013 to December 31, 2013 (365 days) as well as the financial information and activities of GEE and AIA for the period January 31, 2013 to December 31, 2013 (335 days), PMG for the period July 10, 2013 to December 31, 2013 (175 days) and IFES for the period October 18, 2013 to December 31, 2013 (75 days). The presented financial information for the year ended December 31, 2014 includes the financial information and activities of Purple for the period from August 2, 2014 to December 31, 2014 (152 days).
Principles of Consolidation
Investments that the Company has the ability to control, through a majority voting interest or otherwise, or with respect to which it is the primary beneficiary, are consolidated. Earnings or losses attributable to any non-controlling interests in a Company subsidiary, such as the non-controlling interests in AIA through April 2014, are included in net income (loss) in the Company's consolidated statements of operations. Any investments in affiliates over which the Company has the ability to exert significant influence, but does not control and with respect to which it is not the primary beneficiary, are accounted for using the equity method of accounting. Investments in affiliates for which the Company has no ability to exert significant influence are accounted for using the cost method of accounting. During the year ended December 31, 2013, the Company acquired an approximate 18% interest in a privately held company for approximately $1.5 million. During the year ended December 31, 2014, the Company recognized an impairment loss on the investment of $1.5 million included in other income (expense), net in the Company's consolidated statements of operations.
Acquisitions are included in the Company's consolidated financial statements from the date of the acquisition. The Company uses purchase accounting for its acquisitions, which results in all assets and liabilities of acquired businesses being recorded at their estimated fair values on the acquisition dates. See “Business Acquisitions and Supplemental Pro Forma Information." All intercompany balances and transactions have been eliminated in consolidation, including the shares that AIA owns in the Company's through its historical investment in Row 44, which is accounted for as treasury stock in the consolidated financial statements.
Use of Estimates
The preparation of the Company's consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue (relative selling price of deliverables) and expenses during the reporting period. Significant items subject to such estimates and assumptions include revenue, deferred revenue, allowance for doubtful accounts, fair value of issued common stock warrants, the assigned value of acquired assets and assumed and contingent liabilities associated with business combinations, valuation of media content and connectivity equipment inventory, useful lives and impairment of property and equipment, intangible assets, goodwill and other assets, the fair value of the Company's equity-based compensation awards, and deferred income tax assets and liabilities. Actual results could differ materially from those estimates. On an ongoing basis, the Company evaluates its estimates compared to historical experience and trends, which form the basis for making judgments about the carrying value of assets and liabilities.
Revenue Recognition
The Company recognizes revenue when four basic criteria are met: persuasive evidence of a sales arrangement exists; performance of services has occurred; the sales price is fixed or determinable; and collectability is reasonably assured. The Company considers persuasive evidence of a sales arrangement to be the receipt of a signed contract or purchase order agreement. Collectability is assessed based on a number of factors, including transaction history and the credit worthiness of a customer. If it is determined that the collection is not reasonably assured, revenue is not recognized until collection becomes reasonably assured, which is generally upon receipt of cash. The Company records cash received in advance of revenue recognition as deferred revenue.
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

Table of Content
Global Eagle Entertainment Inc.
Notes to Consolidated Financial Statements

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
In certain cases where the Company sells its equipment on a stand-alone basis, it may charge a fee for obtaining Supplemental Type Certificates (“STCs”) obtained from the Federal Aviation Administration, which allow its equipment to operate on certain model/type of aircraft. To the extent that the Company contracts to sell STCs fees in equipment-only sales, the Company will record these fees as revenue. Total STC fees recognized as revenue in the years ended December 31, 2014, 2013 and 2012 were $0.6 million, $0.7 million and $0.2 million, respectively.
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
Service Revenue. Service revenue includes in-flight Wi-Fi Internet services, live television, on-demand content, music sponsorship, shopping and click-through advertising revenue from travel-related information. Service revenue is recognized after it has been rendered and the customer can use the service, which customarily is in the form of (i) enplanement for boarded passengers, (ii) usage by passengers, depending upon the specific contract, and (iii) other revenues such as advertising sponsorship. The Company assesses whether performance criteria have been met and whether its service fees are fixed or determinable based on a reconciliation of the performance criteria and an analysis of the payment terms associated with the transaction. The reconciliation of the performance criteria generally includes a comparison of third-party performance data to the contractual performance obligation and to internal or customer performance data in circumstances where that data is available.
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

Table of Content
Global Eagle Entertainment Inc.
Notes to Consolidated Financial Statements

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

	2014	2013
Accounts receivable, gross	$92,985	$66,145
Less: Allowance for doubtful accounts	$(7,468)	$(1,929)
Accounts receivable, net	$85,517	$64,216
Movements in the balance for allowance for doubtful accounts for the years ended December 31, 2014, 2013, and 2012, are as follows (in thousands):

	2014	2013	2012
Beginning balance	1,929	7	—
Bad debt reserve acquired in acquisition	—	1,931	—
Bad debt expense	5,539	760	7
Less: Bad debt write offs	—	(769)	—
Ending balance	7,468	1,929	7
Included in the bad debt expense for the year ended December 31, 2014 is, a provision of $4.1 million related to certain accounts receivables owed for services and equipment shipped to a Russian customer in 2013 and the first half of 2014. The Company believes that the recent trade sanctions imposed by the European Union and the United States on Russia in combination with aging of such receivable in 2014 adversely affect the likelihood of collectability of such accounts receivable, and as a result the Company recorded an allowance of $4.1 million during the year ended December 31, 2014. At December 31, 2014, the Russian customer had a total outstanding accounts receivable balance of $4.1 million.
Cost of Sales
Connectivity
Connectivity costs of sales consist primarily of equipment fees paid to third party manufacturers, certain revenue recognized by the Company and shared with its customers or partners as a result of its revenue-sharing arrangements, Internet connection and satellite charges and other platform operating expenses associated with the Company's Connectivity business, including depreciation of internally developed software, website development costs, hardware and services used to build and operate the Company's Connectivity platform, and personnel costs relating to information technology.
Content
Content costs of sales consist primarily of the costs to license or purchase media content, and direct costs to service content for airlines, maritime and other non-theatrical markets such as schools. Included in Content cost of sales is amortization expense associated with the purchase of film content libraries acquired in business combinations and in the ordinary course of business, support cost and occupancy costs.

Table of Content
Global Eagle Entertainment Inc.
Notes to Consolidated Financial Statements

Sales and marketing
Sales and marketing expense are primarily comprised of personnel costs related to the Company's sales and marketing staff, advertising costs, including promotional events and other brand building and product marketing expenses, corporate communications, certain professional fees, occupancy costs and travel expenses.
Advertising costs are expensed as incurred. Advertising expenses for the years ended December 31, 2014, 2013 and 2012 were not material.
Product Development
Product research and software development costs, other than certain internal-use software costs qualifying for capitalization, are expensed as incurred. Costs of computer software or websites developed or obtained for internal use that are incurred in the preliminary project and post implementation stages are expensed as incurred. Certain costs of developing internal-use software incurred during the application and development stage, which include employee and outside consulting compensation and related expenses, costs of computer hardware and software, website development costs and costs incurred in developing additional features and functionality of the services, are capitalized. The estimated useful life of costs capitalized is evaluated for each specific project. Capitalized costs are generally amortized using the straight-line method over a three year estimated useful life, beginning in the period in which the software is ready for its intended use. Unamortized amounts are included in property and equipment, net in the accompanying consolidated balance sheets. Capitalized software development costs totaled $3.3 million and $1.4 million for the years ended December 31, 2014 and 2013, respectively. There were no software development costs capitalized during the year ended December 31, 2012.
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
Stock-Based Compensation
Stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service period, which is the vesting period, on a straight-line basis. The Company uses the Black-Scholes option pricing model to determine the grant date fair value of stock options, none of which include market conditions. The Black-Scholes model requires the Company to estimate the expected volatility and the expected term of the stock options which are highly complex and subjective variables. The variables take into consideration, among other things, actual and projected employee stock option exercise behavior. The Company uses a predicted volatility of its stock price during the expected life of the options that is based on the historical performance of the Company's stock price as well as including an estimate using similar companies. Expected term is computed using the simplified method as the Company's best estimate given its lack of actual exercise history. The Company has selected a risk-free rate based on the implied yield available on U.S. Treasury securities with a maturity equivalent to the expected term of the stock. Stock-based awards are comprised principally of stock options and restricted stocks.
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
Warrants repurchased are accounted for at their fair value on the date the transaction is settled. Any difference between cash paid, or the value of common stock exchanged, and the fair value of warrant repurchases on the settlement date is recorded as an income (expense) in the Company’s consolidated statement of operations.

Table of Content
Global Eagle Entertainment Inc.
Notes to Consolidated Financial Statements

Cash and Cash Equivalents
The Company considers all highly liquid investments purchased with an initial maturity of 90 days or less to be cash equivalents.
Restricted Cash
The Company maintains certain letters of credit agreements with its airline partners, which are secured by the Company’s cash for periods of less than one year and up to three years. As of December 31, 2014 and 2013, the Company had restricted cash of $3.7 million and $3.3 million, respectively. As of December 31, 2014 and 2013, there was $1.5 million and $1.0 million of restricted cash included in other current assets, respectively, and $2.2 million and $2.3 million of restricted cash included in other long term assets, respectively, in the consolidated balance sheets.
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
Long-Lived Assets
The Company evaluates the recoverability of its long-lived assets with finite useful lives, including its infinite lived intangible assets acquired in business combinations, for impairment when events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. Such trigger events or changes in circumstances may include: a significant decrease in the market price of a long-lived asset, a significant adverse change in the extent or manner in which a long-lived asset is being used, significant adverse change in legal factors or in the business climate, including those resulting from technology advancements in the industry, the impact of competition or other factors that could affect the value of a long-lived asset, a significant adverse deterioration in the amount of revenue or cash flows we expect to generate from an asset group, an accumulation of costs significantly in excess of the amount originally expected for the acquisition or development of a long-lived asset, current or future operating or cash flow losses that demonstrate continuing losses associated with the use of a long-lived asset, or a current expectation that, more likely than not, a long-lived asset will be sold or otherwise disposed of significantly before the end of its previously estimated useful life. The Company performs impairment testing at the asset group level that represents the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. If events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable and the expected undiscounted future cash flows attributable to the asset group are less than the carrying amount of the asset group, an impairment loss equal to the excess of the asset's carrying value over its fair value is recorded. Fair value is determined based upon estimated discounted future cash flows. Through December 31, 2014, the Company has identified no such impairment loss. Assets to be disposed of would be separately presented on the balance sheets and reported at the lower of their carrying amount or fair value less costs to sell, and would no longer be depreciated or amortized.
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

Table of Content
Global Eagle Entertainment Inc.
Notes to Consolidated Financial Statements

At December 31, 2014 and 2013, there was approximately $7.8 million and $6.2 million, respectively, of deferred equipment costs included in inventory and other long-term assets. The deferred equipment costs pertain to certain costs expended in advance of services for one airline, and are amortized ratably over the underlying term of the agreement through 2020.
The Company is not directly responsible for warranty costs related to equipment it sells to its customers. The vendors that supply each of the individual parts, which comprise the assemblies sold by the Company to customers, are responsible for equipment warranty directly to the customer.
During the year ended December 31, 2013, the Company purchased and capitalized $5.3 million of Connectivity equipment, which is installed on aircrafts of a single customer to facilitate expanded services over a five-year period free of charge. The Company capitalized the costs of this equipment on its balance sheet as it retained legal title to the equipment over the five-year use period, and will depreciate these costs over their five-year useful life period. There were no additional equipment costs capitalized during the year ended December 31, 2014
Content Library
The content library was acquired in the AIA stock purchase and was recorded at fair value. The useful life of licensed film rights within the content library corresponds to the respective period over which the film rights will be licensed and generate revenues over a period of 1.5 years. Licensed film rights acquired in the AIA acquisition are amortized ratably over their expected revenue streams and included in cost of sales. Licensed film rights acquired subsequent to the AIA acquisition are amortized based upon the expected revenue streams and included in cost of sales. Certain film rights in the Company's portfolio may be used in perpetuity under certain conditions. The content library is tested for impairment periodically, but no less than annually. Considering the marketability of the given film right, an impairment loss is recognized as necessary. If the estimated future cash flows for a given film right are lower than its carrying amount as of the reporting date, an impairment loss is recognized in such period.
Subsequent to the AIA stock purchase, additions to the content library represent minimum guaranteed amounts or flat fees to acquire film rights from film studios. Amounts owed in excess of the capitalized minimum guarantees are expensed and accrued as a liability when the Company's revenues from licensing the film right have fully recouped the minimum guarantee based on the contractual royalty rates.
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
Upon the sale or retirement of property or equipment, the cost and related accumulated depreciation or amortization is removed from the Company's financial statements with the resulting gain or loss reflected in the Company's results of operations. Repairs and maintenance costs are expensed as incurred. In the event that property and equipment is no longer in use, the Company will record a loss on disposal of the property and equipment, which is computed as the net remaining value of the related equipment at the date of disposal.
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

Table of Content
Global Eagle Entertainment Inc.
Notes to Consolidated Financial Statements

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
Goodwill is tested for impairment at the reporting unit level annually, which is one level below or the same as an operating segment. As of December 31, 2014, the Company determined that it has two reporting units, Content and Connectivity. When testing goodwill for impairment, the Company first performs a qualitative assessment to determine whether it is necessary to perform step one of a two-step annual goodwill impairment test for each reporting unit. The Company is required to perform step one only if it concludes that it is more likely than not that a reporting unit's fair value is less than its carrying value. Should this be the case, the first step of the two-step process is to identify whether a potential impairment exists by comparing the estimated fair values of the Company's reporting units with their respective book values, including goodwill. If the estimated fair value of the reporting unit exceeds book value, goodwill is considered not to be impaired, and no additional steps are necessary. If, however, the fair value of the reporting unit is less than book value, then the second step is performed to determine if goodwill is impaired and to measure the amount of impairment loss, if any. The amount of the impairment loss is the excess of the carrying amount of the goodwill over its implied fair value. The estimate of implied fair value of goodwill is primarily based on an estimate of the discounted cash flows expected to result from that reporting unit, but may require valuations of certain internally generated and unrecognized intangible assets such as the Company's software, technology, patents and trademarks. If the carrying amount of goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to the excess.
As of December 31, 2014, the entire balance of goodwill of $53.0 million was attributed to the Company's Content reporting unit. The Company's most recent annual impairment analysis was performed on October 1, 2014 and based upon its quantitative and qualitative assessment, the Company determined that there was no impairment of its goodwill balance at December 31, 2014. Refer to Note 3. Business Combinations for changes during the year affecting the Goodwill balances since the business acquisition date.
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
On January 31, 2013, the Company completed the acquisition of 86% of the issued and outstanding shares of AIA, a media content distributor to the airline industry with corporate headquarters based in Munich, Germany. Following the Business Combination, the Company acquired additional outstanding shares of AIA to increase its ownership of AIA’s shares to 94% as of December 31, 2013, and in April 2014, the Company acquired the remaining outstanding shares in AIA. On July 10, 2013, the Company acquired substantially all of the assets of Post Modern Edit, LLC and related entities. On October 18, 2013, the Company completed the acquisitions of 100% of the issued and outstanding shares of the U.K parent of IFES. On August 2, 2014, the Company acquired substantially all of the assets of Purple Inflight Entertainment Private, Ltd. All of these acquisitions were accounted for as business combinations. Refer to Note 3. Business Combinations for further information on the acquisitions of AIA, PMG FES and Purple in 2014 and 2013.
Deferred Revenue and Costs
Deferred revenue consists substantially of amounts received from customers in advance of the Company's performance service period and fees deferred for future support services. Deferred revenue is recognized as revenue contents and services have been delivered to customers or on a systematic basis that is proportionate to the period that the underlying services are rendered, which in certain arrangements is straight-line over the remaining contractual term or estimated customer life of an agreement.

Table of Content
Global Eagle Entertainment Inc.
Notes to Consolidated Financial Statements

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
Income Taxes
Deferred income tax assets and liabilities are recognized for temporary differences between the financial statement carrying amounts of assets and liabilities and the amounts that are reported in the income tax returns. Deferred taxes are evaluated for realization on a jurisdictional basis. The Company records valuation allowances to reduce deferred tax assets to the amount that is more likely than not to be realized. In making this assessment, management analyzes future taxable income, reversing temporary differences and ongoing tax planning strategies. Should a change in circumstances lead to a change in judgment about the realizability of deferred tax assets in future years, the Company will adjust related valuation allowances in the period that the change in circumstances occurs, along with a corresponding increase or charge to income. Due to the uncertainty over its ability to realize future taxable income in certain jurisdictions, the Company has recorded a valuation allowance of $70.9 million and $48.9 million against its domestic deferred tax assets as of December 31, 2014 and 2013, respectively, and $2.8 million and $1.9 million against its foreign deferred tax assets as of December 31, 2014, respectively.
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

Table of Content
Global Eagle Entertainment Inc.
Notes to Consolidated Financial Statements

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
The following tables summarize the Company's financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2014, and 2013, respectively (in thousands):

	December 31, 2014	Quotes Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Earn-out liability (1)	1,710	—	—	1,710
Global Eagle warrants (2)	52,671	52,671	—	—
Total financial liabilities	54,381	52,671	—	1,710

	December 31, 2013	Quotes Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Earn-out liability (1)	$1,421	$—	$—	$1,421
Global Eagle warrants (2)	71,570	71,570	—	—
Total financial liabilities	$72,991	$71,570	$—	$1,421
(1) Includes $1.7 million and $1.4 million earn-out liability for EIM, a subsidiary of AIA assumed in the Business Combination for the years ended December 31, 2014 and 2013, respectively.
(2) Includes 10,148,508 public warrants at December 31, 2014 and 15,904,383 public warrants, including 333,333 sponsor warrants at December 31, 2013.
The valuation methodology used to estimate the fair value of the financial instruments in the table above is summarized as follows:
Earn-Out Liability. The fair value of the earn-out liability was largely comprised of an assumed obligation in the AIA stock purchase and is estimated by using the income approach. Based on the respective purchase agreements, management estimated best case, base case, and worst case scenarios and discounted it to a present value. The sum of the discounted weighted average probabilities was used to arrive at the fair value of the earn-out liability. Changes in the fair value of the earn-out liability are included in general and administrative expenses in the consolidated statements of operations.
Derivative Warrants. The fair value of Global Eagle's warrants, recorded as derivative warrant liabilities, is determined by the Company using the quoted market prices for the Company's over the counter publicly traded warrants. On reporting dates where there are no active trades, the Company uses the last reported closing trade price of the warrants to determine the fair value. The Company recorded an expense from the change in the fair value of these warrants during the years ended December 31, 2014 and 2013 of approximately $7.0 million and $64.0 million, respectively. There was no income (expense) from these warrants in the year ended December 31, 2012.
The fair value of certain warrants assumed by the Company upon the acquisition of Row 44 were determined using the Black-Scholes model, which utilizes level 3 unobservable inputs. Significant inputs used in valuing the derivatives included (i) the Company's current stock price, (ii) the Company's expected stock-price volatility, and (iii) the contractual term of the instrument. Significant increases (decreases) in any of these inputs could result in a significantly lower (higher) fair value measurement. Generally, a change in the assumption used for the contracted term is accompanied by a change in the assumption used for the risk-free rate and the expected stock volatility. During the year ended December 31, 2013, these warrants were reclassified from derivative liabilities to stockholders' equity due to certain exercise price adjustments that expired on June 7, 2013.
Prior to June 7, 2013, the change in the fair value of the legacy Row 44 warrant derivative liabilities was presented as a part of changes in fair value of derivatives in the accompanying consolidated statements of operations. Expense from these warrants for the year ended December 31, 2013 and 2012 was $0.1 million and $3.6 million, respectively. Refer to Note 12.

Table of Content
Global Eagle Entertainment Inc.
Notes to Consolidated Financial Statements

Stock Options, Common Stock and Warrants for the level 3 assumptions used in the level 3 Black-Scholes model calculations on the warrants.
Financial assets and liabilities, which include financial instruments as defined by ASC 820, include cash and cash equivalents, accounts receivable, accounts payable and notes payable. The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable are a reasonable approximation of fair value due to the short maturities of these instruments.
Notes Payable
The Company classifies its notes payable within the level 2 of the fair value hierarchy because it uses discount rates for similar credit-rated companies that are publicly available and widely observable as an input to estimate fair value. The fair value presented above is calculated based on the present value of expected principal and interest cash flows given the short term nature of its maturity.
The following table shows both the carrying amounts, which approximate the fair values, of the Company's notes payable in the consolidated financial statements (in thousands):

	December 31, 2014		December 31, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Notes payable	$3,015	$3,015	$10,801	$10,801

The following tables present the fair value roll-forward reconciliation of level 3 assets and liabilities measured at fair value for the year ended December 31, 2014, and 2013, respectively (in thousands):

Earn-Out Liabilities
Balance, December 31, 2013	$1,421
Fair value of earn-out liability assumed in Purple Inflight Entertainment's acquisition	136
Net changes in valuation	1,580
Payments of earn-out liability	(1,427)
Balance, December 31, 2014	$1,710

	Series C Warrants	Common Stock Warrants	Earn-Out Liability	Total
Balance, December 31, 2012	$5,482	$2,696	$—	$8,178
Reclassification to equity	(2,879)	(2,696)	—	(5,575)
Change in value	132	—	—	132
Elimination of Row 44 Series C-1 Preferred Warrants held by AIA	(2,735)	—	—	(2,735)
Level 3 EIM earn-out liability	—	—	1,421	1,421
Balance, December 31, 2013	$—	$—	$1,421	$1,421
Reclassification
Certain prior year amounts have been reclassified to conform to the current year presentation.

Table of Content
Global Eagle Entertainment Inc.
Notes to Consolidated Financial Statements

Recent Accounting Pronouncements
In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers (Topic 606)," ("ASU 2014-09"). ASU 2014-09 outlines a new, single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes current revenue recognition guidance, including industry-specific guidance. This new revenue recognition model provides a five-step analysis in determining when and how revenue is recognized. The new model will require revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration a company expects to receive in exchange for those goods or services. The pronouncement is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, and early adoption is not permitted. The amendments may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of initial application. The Company is currently evaluating the impact that adopting this new accounting guidance will have on its consolidated financial statements and footnote disclosures.
In June 2014, the FASB issued ASU No. 2014-12, “Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period” (“ASU 2014-12”). The amendments in ASU 2014-12 require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance in Accounting Standards Codification Topic No. 718, “Compensation - Stock Compensation” (“ASC 718”), as it relates to awards with performance conditions that affect vesting to account for such awards. The amendments in ASU 2014-12 are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Early adoption is permitted. Entities may apply the amendments in ASU 2014-12 either: (i) prospectively to all awards granted or modified after the effective date; or (ii) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. The Company is currently evaluating the potential impact of the adoption of the new guidance will have on its consolidated financial statements and footnote disclosures.
In August 2014, the FASB issued ASU No. 2014-15, "Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern" ("ASU 2014-15"). ASU 2014-15 provides guidance on management’s responsibility in evaluating whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. ASU 2014-15 is effective for the Company in its fourth quarter of fiscal 2017 with early adoption permitted. The Company is currently evaluating the potential impact of the adoption of the new guidance, which may impact its disclosures at the time of adoption.
In January 2015, the FASB issued ASU No. 2015-01, "Income Statement - Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items" (“ASU 2015-01”). ASU 2015-01 eliminates the concept of an extraordinary item from GAAP. As a result, an entity will no longer be required to segregate extraordinary items from the results of ordinary operations, to separately present an extraordinary item on its income statement, net of tax, after income from continuing operations or to disclose income taxes and earnings-per-share data applicable to an extraordinary item. However, ASU 2015-01 will still retain the presentation and disclosure guidance for items that are unusual in nature and occur infrequently. ASU 2015-01 will be effective for the Company in its first quarter of fiscal 2017. The Company is currently evaluating the potential impact of the adoption of the new guidance, however does not expect the adoption of this new guidance to have a material impact on its consolidated financial statements and footnote disclosures.
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

Table of Content
Global Eagle Entertainment Inc.
Notes to Consolidated Financial Statements

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
Since the Row 44 Merger was accounted for as a recapitalization, the assets and liabilities of Row 44 and GEAC are carried at historical cost and GEE has not recorded any step-up in basis or any intangible assets or goodwill as a result of the Row 44 Merger. Under the acquisition method, the acquisition-date fair value of the gross consideration transferred to effect the AIA Stock Purchase was allocated to the assets acquired, the liabilities assumed, and non-controlling interest based on their estimated fair values. Transaction costs incurred in 2012 and through January 31, 2013 of $16.4 million were attributable to the Business Combination and were recorded as reductions to retained earnings. In connection with the closing of the Row 44 Merger, the Company paid PAR $11.9 million under a backstop fee agreement. This was recorded as transaction costs reflected in operating results as a general and administrative expense in the year ended December 31, 2013.
At January 31, 2013, the fair values in respect of the AIA Stock Purchase were preliminary and subject to adjustment if additional information was obtained during the measurement period (a period of up to one year from the closing date) of this transaction that would change the fair value allocation as of the acquisition date. At December 31, 2013, the Company finalized the fair value allocation of intangibles and goodwill associated with the AIA stock purchase.
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
The consideration to acquire AIA was allocated to the acquisition date fair values of assets acquired and liabilities assumed as follows (in thousands):

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
As a result of the AIA Stock Purchase, a non-controlling interest was recorded on the Company's consolidated balance sheets. The fair value of the non-controlling interest on the acquisition date was determined based upon the fair value of AIA common stock on the closing date. Since the acquisition date, the results of AIA have been included in the Company’s consolidated financial results for the eleven months ended December 31, 2013 and the twelve months ended December 31, 2014 in the Content operating segment. Since the acquisition date, the amount of revenue for AIA included in the consolidated statements of operations for the year ended December 31, 2013 was $152.8 million.
Following the Business Combination, the Company acquired additional outstanding shares of AIA to increase its ownership of AIA's shares to 94% as of December 31, 2013. In April 2014, the Company acquired the remaining outstanding shares in AIA for a total cash consideration of approximately $21.7 million, including approximately $0.6 million of transaction costs. The purchase price and related acquisition costs of approximately $0.6 million exceeded the book value by approximately $11.2 million. This excess is reflected as a reduction in additional paid in capital during the year ended December 31, 2014.
PMG Asset Purchase
On July 9, 2013, the Company purchased substantially all the assets of Post Modern Edit, LLC and related entities to further expand its leadership in delivering media and content solutions to the global travel industry. Pursuant to the terms of the purchase, the Company acquired such assets of PMG in exchange for approximately $10.6 million in cash, 431,734 shares of common stock for a fair value of $4.4 million and the assumption of approximately $3.3 million in debt and $0.4 million in certain accrued obligations. In addition, the sellers of the PMG assets had the opportunity to receive an additional $5.0 million in cash if, among other things, the PMG business, combined with certain AIA businesses, achieved certain financial target milestones from the second half of 2013 through December 31, 2014 (the “PMG Earn Out”). Due to the fact that the PMG Earn Out was tied to the fulfillment of certain post-closing employment obligations by certain PMG executives, the Company is required to account for the PMG Earn Out as compensation to the sellers and is recognized as an expense, over the requisite service period. During the year ended December 31, 2013, the Company accrued for approximately $0.3 million of the PMG Earn Out obligation. In June 2014, the sellers of the PMG Assets waived the PMG Earn Out and certain other purchase obligations and PMG seller rights in exchange for cash consideration of $2.5 million (the “Additional PMG Consideration”). Fifty percent of the Additional PMG Consideration was due and paid ten days after the execution of the agreement, and the remaining $1.25 million is payable in four equal quarterly installments through the first half of 2015. At December 31, 2014, the accrued liability for the Additional PMG Consideration was $0.9 million.
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

Table of Content
Global Eagle Entertainment Inc.
Notes to Consolidated Financial Statements

As of December 31, 2014 and 2013, the Company held 75,000 and 151,420, respectively, of the total 431,734 shares of common stock issuable to the sellers in escrow, which are subject to certain standard warranties and representations and scheduled to be released to the sellers upon final settlement of certain post-closing terms.
The consideration to acquire PMG was allocated to the acquisition date fair values of assets acquired and liabilities assumed as follows (in thousands):

Amount
Goodwill	$4,843
Trade Names	1,171
Customer relationships	10,863
Non-Compete	396
Fixed assets	3,284
Other Assets	1,334
Accounts payable and accrued liabilities	(12,579)
Other assets acquired, net of liabilities assumed	6,384
Total consideration transferred	$15,696
Significant other assets acquired and net liabilities assumed and included in the table above were $8.5 million of accounts receivable, $1.1 million of tape-stock inventory and prepaid assets, and $3.3 million of assumed indebtedness pertaining to debt assumed by the Company at the purchase date. The Company incurred approximately $0.3 million in transaction costs associated with the PMG asset purchase. Since the acquisition date, the amount of revenue of PMG included in the consolidated statements of operations for the year ended December 31, 2013 was $25.1 million.
IFES Stock Purchase
On October 18, 2013, the Company acquired the U.K. parent of IFES from GCP Capital Partners LLP and certain individuals for approximately $36.2 million in cash. IFES provides media content for use by airlines in in-flight entertainment and connectivity systems. The acquisition was intended to enhance the Company's Content operating segment.
The following table summarizes the preliminary fair value of the assets and liabilities assumed in the IFES stock purchase (in thousands):

Amount
Goodwill (1)	$12,117
Trade names	341
Customer relationships	28,258
Fixed assets	3,498
Liabilities assumed, net of other assets acquired (1)	(7,968)
Total consideration transferred	$36,246
(1) Included in the table above are $0.5 million of deferred tax assets, $6.6 million of deferred tax liabilities and $1.2 million of accrued taxes payable as of the IFES acquisition date, which were prepared using best estimates available. Due to the preliminary nature of IFES financial results prior to the October 18, 2013 acquisition date, the Company was unable to provide an accurate assessment of certain deferred tax assets, deferred tax liabilities and estimated income taxes payable for the period(s) prior to the acquisition date. As a result, these balances were considered preliminary at such time and were finalized during the year ended December 31, 2014.
The preliminary goodwill recorded for the IFES acquisition was $12.1 million, and key factors that contributed to the recognition of IFES goodwill were principally trained workforce, expansion of international operations, the opportunity to consolidate and complement existing AIA and PMG operations within the airline industry, and the opportunity to generate future savings through synergies with the existing business. As a result of the stock purchase of IFES, the goodwill is not deductible for tax purposes. Significant other assets and net liabilities assumed and included in the table above were $8.0 million of accounts receivable, $0.2 million of prepaid and other current assets, $1.9 million positive cash balance, $11.0 million of accounts payable and accrued expenses outstanding and assumed at the purchase date, $1.3 million mortgage relating

Table of Content
Global Eagle Entertainment Inc.
Notes to Consolidated Financial Statements

to the building acquired in the acquisition and a net tax liability for $6.2 million, of which $1.2 million of accrued taxes payable were recorded prior to the acquisition. The net tax liability is made up of a deferred tax asset of $0.5 million and deferred tax liabilities of $6.6 million. The Company incurred approximately $0.5 million in transaction costs associated with the IFES purchase. Since the acquisition date, the results of operation for IFES have been included in the consolidated statements of operations for the remainder of 2013 and the twelve months ended December 31, 2014. Since the acquisition date, the amount of revenue for IFES included in the consolidated statements of operations for the year ended December 31, 2013 was $6.8 million.
As of December 31, 2013, accrued taxes payable and deferred tax liabilities of the IFES Asset Acquisition had been disclosed as preliminary. During the year ended December 31, 2014, the Company finalized its analysis of the fair value of deferred tax liabilities and accrued taxes payable of IFES. The finalization of the tax provision resulted in changes made to provisional amounts recorded for the acquisition, of $0.3 million, which retrospectively decreased the deferred tax asset by $0.4 million and increased deferred tax liability by $0.1 million on December 31, 2013, due to this new information, with a corresponding increase to goodwill.
The following table summarizes the final fair value of the assets and liabilities assumed in the IFES asset purchase after the changes were made during the year ended December 31, 2014 (in thousands):

	Preliminary Allocation of Purchase Price	Adjustments	Purchase Price Allocation, as Adjusted
Goodwill	12,117	308	12,425
Trade names	341	—	341
Customer relationships	28,258	—	28,258
Non-compete	—	—	—
Fixed assets	3,498	—	3,498
Liabilities assumed, net of other assets acquired	(7,968)	(308)	(8,276)
Total consideration transferred	36,246	—	36,246
Purple Inflight Entertainment Asset Purchase
On August 2, 2014, the Company purchased substantially all of the assets of Purple Inflight Entertainment to further expand its ability to deliver Indian content in local languages. Pursuant to the terms of the purchase, which was accounted for as a business combination, the Company acquired such assets of Purple in exchange for approximately $0.5 million in cash. In addition, the Company is obligated to make an additional payment to the shareholders of Purple of $0.2 million contingent upon the renewal of the terms of a certain supplier's contract. The estimated fair value of the contingent consideration obligation amounted to $0.1 million as of the acquisition date was determined using a probability factor of 70% for the renewal of the supplier's contract.
The Company allocated the consideration to acquire Purple to finite-lived intangible asset (supplier's relationship) of $0.2 million with an estimated useful life of approximately one year, $0.4 million to goodwill and other net liabilities of less than $0.1 million. Since the acquisition date, the amount of revenue for Purple included in the consolidated statements of operations for the year ended December 31, 2014 was not material.
Supplemental Pro Forma Information (Unaudited)
The pro forma financial information as presented below is for informational purposes only and is not indicative of operations that would have been achieved from the acquisitions had they taken place at the beginning of 2012. Supplemental information on an unaudited pro forma basis, as if these acquisitions had been completed as of January 1, 2012, is as follows (in thousands):

Table of Content
Global Eagle Entertainment Inc.
Notes to Consolidated Financial Statements

	Year Ended December 31,
	2013	2012
Revenues	330,366	285,479
Net Loss	(136,808)	(77,288)
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
Note 4.    Goodwill
The changes in the carrying amounts of goodwill for the years ended December 31, 2014 and 2013, were as follows (in thousands).

	2014	2013
Beginning balance	52,345	—
Adjustment to IFES goodwill	308	—
Goodwill arising from business combinations (Note 3)	379	52,345
Currency translation and other adjustments	(18)	—
Ending balance	$53,014	$52,345
Goodwill arose from the acquisitions of AIA, PMG and IFES in 2013 and the acquisition of Purple in 2014, as detailed in Note 3. Business Combinations. No Goodwill existed prior to 2013. Refer also to Note 3. Business Combinations for changes during the years ended December 31, 2014 and 2013 affecting the goodwill balances.
The Company's most recent annual impairment analysis was performed on October 1, 2014 and indicated that the there was no impairment of goodwill at that time.
Note 5.    Property, Plant, and Equipment, net
At December 31, 2014 and December 31, 2013, property, plant, and equipment, net consisted of the following (in thousands):

	2014	2013
Leasehold improvements	$1,592	$1,272
Furniture and fixtures	2,293	1,590
Equipment	17,593	15,362
Computer equipment	4,115	3,905
Computer software and ERP system	5,950	2,985
Automobiles	307	297
Buildings	2,649	2,649
Albatross (aircraft)	425	385
Other	1,501	12
Total property, plant, and equipment	36,425	28,457
Accumulated depreciation	(12,774)	(7,660)
Property, plant, and equipment, net	$23,651	$20,797

Table of Content
Global Eagle Entertainment Inc.
Notes to Consolidated Financial Statements

Depreciation expense for property, plant, and equipment amounted to approximately $7.2 million, $3.9 million, and $1.2 million for the years ended December 31, 2014, 2013, and 2012, respectively.
Depreciation expense, including software amortization expense, by classification for the years ended December 31, 2014, 2013, and 2012 is shown below (in thousands):

	Year ended December 31,
	2014	2013	2012
Depreciation expense:
Cost of sales	$2,820	$1,113	$—
Sales and marketing	471	—	—
Product Development	858	71	—
General and administrative	3,030	2,719	1,225
Total depreciation expense	$7,179	$3,903	$1,225
Note 6.    Intangible Assets, net
As a result of the business combinations in 2013 and 2014, the Company acquired definite-lived intangible assets that are primarily amortized on a straight-line basis, which approximate their expected cash flow patterns. The Company's definite-lived intangible assets have assigned useful lives ranging from 1.5 to 8 years (weighted average of 6.0 years).
Intangible assets, net consisted of the following as of December 31, 2014 and December 31, 2013 (in thousands):

			December 31, 2014
	Weighted Average Useful Lives		Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Intangible assets:
Definite life:
Existing technology - software	7 years		$2,575	$705	$1,870
Existing technology - games	5 years		12,331	4,727	7,604
Developed technology	8 years		7,317	1,143	6,174
Customer relationships	7.2 years		119,879	30,437	89,442
Other	2.5 years		7,319	3,448	3,871
Content library (acquired in business combination)	1.5 years		14,298	14,148	150
Content library (acquired post business combination)	1.5 years	(1)	31,949	18,586	13,363
Total intangible assets			$195,668	$73,194	$122,474

Table of Content
Global Eagle Entertainment Inc.
Notes to Consolidated Financial Statements

			December 31, 2013
	Weighted Average Useful Lives		Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Intangible assets:
Definite life:
Existing technology - software	7 years		$2,575	$333	$2,242
Existing technology - games	5 years		12,331	2,041	10,290
Developed technology	8 years		7,317	229	7,088
Customer relationships	7.2 years		119,879	11,534	108,345
Other	2.5 years		4,460	1,353	3,107
Content library (acquired in business combination)	1.5 years		14,298	11,459	2,839
Content library (acquired post business combination)	1.5 years	(1)	12,630	3,564	9,066
Total intangible assets			$173,490	$30,513	$142,977
(1) Useful life estimate based upon the content library acquired in the business combination, which approximates historical experience.
Current content library of approximately $9.6 million and $6.6 million is classified on a standalone basis on the Company's December 31, 2014 and 2013 balance sheet, respectively. The remainder of content library is classified and included within the intangible asset amount. The Company expects to record amortization of the intangible assets as follows (in thousands):

Year ending December 31,	Amount
2015	$33,974
2016	25,679
2017	19,464
2018	15,874
2019	10,992
Thereafter	16,491
Total	$122,474
The Company recorded amortization expense of $27.2 million, $17.3 million, and $0.0 million for the year ended December 31, 2014, 2013, and 2012, respectively. In addition, amortization expense of $2.7 million and $13.2 million from the content library is included in cost of sales in the year ended December 31, 2014 and 2013.
Note 7.    Available-For-Sale (“AFS”) Securities
During the year ended December 31, 2014, the Company sold an AFS investment for proceeds of approximately $0.6 million and recognized a gain of approximately $0.1 million from the sale.
During the year ended December 31, 2013, the Company sold an AFS investment for proceeds of approximately $6.3 million and recorded a realized gain of approximately $0.1 million.

Table of Content
Global Eagle Entertainment Inc.
Notes to Consolidated Financial Statements

Note 8.    Other Balance Sheet Items
Accrued expenses and other liabilities consisted of the following (in thousands):

	Year ended December 31,
	2014	2013
Accounts payable & accrued liabilities	$54,878	$38,566
Content license and royalties	39,012	37,220
Accrued payroll	5,438	6,175
Total	$99,328	$81,961
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
The following is a schedule of future minimum payment obligations under movie and IPTV arrangements as of December 31, 2014 (in thousands):

Year ending December 31,	Amount
2015	$32,598
2016	13,219
2017	4,292
2018	350
2019	325
Thereafter	425
Total minimum payments	$51,209
Operating Lease Commitments
The Company conducts its operations utilizing leased office facilities in various locations under non-cancelable operating leases. The Company’s leases expire between January 2015 and March 2024.
The following is a schedule of future minimum lease payments under operating leases as of December 31, 2014 (in thousands):

Year ending December 31,	Amount
2015	$3,158
2016	1,769
2017	931
2018	804
2019	813
Thereafter	4,200
Total minimum lease payments	$11,675
The Company also leases certain facilities and vehicles under month-to-month arrangements. Total rent expense for the year ended December 31, 2014, 2013, and 2012 was $4.1 million, $2.4 million, and $0.5 million, respectively. The Company is

Table of Content
Global Eagle Entertainment Inc.
Notes to Consolidated Financial Statements

responsible for certain operating expenses in connection with these leases. As a result of the PMG acquisition and reflected in the table above, the Company assumed asset purchase obligations of $1.8 million associated with a 25-year operating lease agreement.
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
During the year ended December 31, 2014, the Company entered into a satellite service agreement with New Skies Satellites B.V. (“SES”) that will provide global, Ku-band satellite bandwidth to GEE for use in GEE’s in-flight connectivity system. The SES agreement required the Company to make an up-front pre-payment of $4.0 million as well as to make two additional pre-payments each upon the achievement of certain milestones relating to the development by SES of future Capacity Services, with such additional pre-payments being due no earlier than June 30, 2015 and January 1, 2016, respectively. These pre-payments will be applied to certain service fees as they become due. In the event that the SES agreement is terminated, SES will refund the pre-payments, less any amounts applied to services rendered or scheduled to be rendered.
The following is a schedule of future commitments under the agreement as of December 31, 2014 (in thousands):

Year ending December 31,	Amount
2015	$37,222
2016	27,302
2017	23,490
2018	33,777
2019	31,261
Thereafter	136,741
Total minimum payments	$289,793
Earn-out and Equipment Purchase Commitments
Through the acquisitions of AIA, the Company assumed certain obligations with respect to future earn-outs for certain employees of AIA. As of December 31, 2014, the total liability was approximately $1.7 million and is expected to be paid out in full in 2015. As of the December 31, 2013, the total liability was approximately $1.2 million and was paid out in full during the year ended December 31, 2014.
Through its normal course of business, the Company enters into future purchase commitments with its equipment vendors to secure future inventory for its airlines customers. As of December 31, 2014, the Company had approximately $19.0 million of future purchase commitments, which it expects to pay in 2015.
Legal Matters
On December 28, 2012, Advanced Media Networks, L.L.C. ("AMN") filed suit in the United States District Court for the Central District of California against Row 44 and one of its customers which Row 44 had agreed to indemnify for allegedly infringing two of its patents and seeking injunctive relief and unspecified monetary damages. Row 44 is a direct subsidiary of the Company. In December 2014, Row 44 entered into a confidential settlement agreement with AMN pursuant to which AMN agreed to dismiss its claims against Row 44 and the other defendant with prejudice, and agreed not to sue Row 44 or its airline customers in the future for infringement of any patent currently owned by AMN or any related patent based on our products, services or systems, in exchange for us paying an immaterial amount and entering into a license agreement with AMN.
On May 6, 2014, UMG Recordings, Inc., Capital Records, Universal Music Corp and entities affiliated with the foregoing (collectively, “UMG”) filed suit in the United States District Court for the Central District of California against the Company

Table of Content
Global Eagle Entertainment Inc.
Notes to Consolidated Financial Statements

and Inflight Productions Ltd. (“IFP”) for copyright infringement and related claims and unspecified money damages. IFP is a direct subsidiary of GE AG and an indirect subsidiary of the Company. Based on currently available information, the Company believes it and IFP have strong defenses and intend to defend vigorously against this lawsuit, but the outcome of this matter is inherently uncertain and could have a material adverse effect on the Company’s business, financial condition and results of operations. As of December 31, 2014, the potential range of loss related to this matter cannot be determined. The parties have agreed to non-binding mediation of the case which is currently scheduled for April 1, 2015. On July 1, 2014, American Airlines, Inc. (“American”) filed suit in Texas State Court, Tarrant County, against IFP, and filed an amended complaint on October 29, 2014, seeking a declaration that IFP is obligated to defend and indemnify American against claims that UMG may assert against American for copyright infringement insofar as such claims arise out of American’s use of content provided by IFP during a limited period of time, and for breach of contract. On February 24, 2015, American was added as a defendant in UMG’s case against the Company and IFP. The American lawsuit seeks unspecified money damages and liquidated damages, as well as attorney’s fees. Based on currently available information, the Company believes that IFP has strong defenses and intends to defend vigorously against this lawsuit, but the outcome of this matter is inherently uncertain and could have a material adverse effect on the Company’s business, financial condition and results of operations.
On August 14, 2014, SwiftAir, LLC filed suit against Row 44, Inc. and one of its customers for breach of contract, quantum meruit, unjust enrichment and similar claims and unspecified money damages in the Superior Court of California for the Country of Los Angeles. SwiftAir and Row 44 had a contractual relationship, which Row 44 terminated in 2013, with respect to the provision of destination deal content to one of Row 44’s connectivity customers. Based on currently available information, the Company believes that Row 44 has strong defenses and intends to defend vigorously against this lawsuit, but the outcome of this matter is inherently uncertain and could have a material adverse effect on the Company’s business, financial condition and results of operations. As of December 31, 2014, the potential range of loss related to this matter cannot be determined.
During the year ended December 31, 2014, the Company recorded aggregate legal settlement expenses relating to potential claims arising in connection with litigation brought against the Company by a number of third parties of approximately $8.3 million. The full amount was expensed and included in general and administrative expenses during the year ended December 31, 2014.
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
In 2012, a former officer at Row 44 terminated employment. At December 31, 2014, 2013 and 2012, the balance of the former officer’s receivables amounted to $0.5 million and is presented as subscriptions receivable. The Company recognizes interest income when earned, using the simple interest method. Interest amounts recognized by the Company during the years ended December 31, 2014, 2013 and 2012, were not material. The Company makes ongoing assessments regarding the collectability of the notes receivable and subscriptions receivable balances.
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
Office Lease Agreement with Employee
In connection with the acquisition of PMG in 2013, the Company acquired an office lease that is currently being occupied and used as part of operations in Irvine, California. This building is majority owned by one of the founding members of PMG, who is currently an employee of the Company. The lease terminates on March 31, 2024. The total rental expense incurred during the years ended December 31, 2014 and 2013 was $0.3 million and $0.1 million, respectively.
Share Repurchases
During the year ended December 31, 2013, the Company repurchased approximately 103,000 shares of its common stock, at a weighted average price of $11.55 per share, from certain officers and employees of the Company for the purpose of satisfying certain federal and state employment tax withholding obligations related to the January 2013 Business Combination. Upon the repurchase, the shares were retired.
Administrative Services
AIA's subsidiary, Entertainment in Motion (“EIM”), rents office space belonging to a company in which AIA's management has an ownership interest. There were no unpaid lease liabilities as of December 31, 2014 and 2013. The Company recognized rent expense of $0.2 million for the years ended December 31, 2014 and 2013. No expenses were

Table of Content
Global Eagle Entertainment Inc.
Notes to Consolidated Financial Statements

recognized during the year ended December 31, 2012. EIM also made a loan to one of its managing directors. As of December 31, 2014 and December 31, 2013, the outstanding balance was $0.1 million.
AIA Earn-Out
The Company recognized an expense of $1.4 million during the year ended December 31, 2014 as a result of the remeasurement of the fair value of the earn-out liability acquired in the AIA stock acquisition. The earn-out is payable to one of the managing directors at EIM. During the year ended December 31, 2014, the Company paid the managing director $1.4 million in connection with the earn-out relating to the year ended December 31, 2013.
PAR Note
In October 2013 and in connection with the IFES acquisition, the Company issued to PAR a $19.0 million convertible promissory note due December 20, 2013 (the “PAR Note”), which was repaid in full in December 2013. Pursuant to the terms of the PAR Note, the Company also paid PAR a one-time fee of approximately $1.0 million and $0.4 million accrued interest in the same period.
PMG Post-Closing Payment
In June 2014, the Company modified the PMG Earn Out to eliminate the PMG Earn Out and certain other purchase obligations and PMG seller rights in exchange for cash consideration of $2.5 million (the “Additional PMG Consideration”). Fifty percent of the additional PMG Consideration was payable after 10 days from closing, and the remaining $1.25 million is payable in four quarterly installments through the first half of 2015. At December 31, 2014, the remaining outstanding balance was approximately $0.9 million.
AIA Noncontrolling Interests Acquisition
In April 2014, the Company acquired the remaining outstanding shares in AIA for a total cash consideration of approximately $21.7 million (the "AIA Consideration"). Included in the AIA Consideration was approximately $2.5 million owed to BF Ventures, an entity in which one of our directors owns an indirect stake of approximately 25%, which was paid in full during the year ended December 31, 2014.
Warrant Exchange
In connection with the Company's offer for the exchange of the Company's outstanding public company warrants for common stock of the Company which closed on September 11, 2014, two members of the Company's board of directors exchanged 7,040,001 warrants for 2,346,446 shares of the Company's common stock with an aggregate value of $32.1 million.
Note 11.    Employee Benefit Plan
The Company has a defined contribution plan under Section 401(k) of the Internal Revenue Code ("401(k) Plan") covering certain full-time domestic employees who meet certain eligibility requirements. Eligible employees may defer up to 100% of their pre-tax eligible compensation, up to the annual maximum allowed by the Internal Revenue Service. Under the 401(k) Plan, the Company may, but is not obligated to, match a portion of the employee contributions up to a defined maximum. The Company did not make any matching contributions for the years ended December 31, 2014, 2013 and 2012.
Note 12.    Stock Options, Common Stock and Warrants
Common Stock
On September 11, 2014, the Company completed an offer to all holders of the Company’s outstanding warrants exercisable for shares of the Company’s common stock, that were originally issued by GEAC and which have an exercise price of $11.50 per share (the “Warrants”), to receive 0.3333 shares of common stock in exchange for every warrant tendered by the holders thereof (approximately one share for every three warrants tendered), up to a maximum of 15,000,000 warrants. On September 11, 2014, the Company issued 4,227,187 shares of common stock in exchange for 12,682,755 warrants and recognized a gain on the exchange of approximately $0.8 million included in change in fair value of financial instruments in the condensed consolidated statements of operations for the year ended December 31, 2014.

Table of Content
Global Eagle Entertainment Inc.
Notes to Consolidated Financial Statements

In August 2014, the Company issued 28,161 shares of common stock as a working capital settlement to Row 44 former stockholders with an aggregate fair value of $0.3 million. The entire value was expensed during the year ended December 31, 2014 and included in other income in other income (expense), net on the consolidated statements of operations.
On June 17, 2014, PAR Investment Partners, L.P. (“PAR”) converted 19,118,233 shares of non-voting common stock of the Company into an equal number of shares of the Company’s common stock, par value $0.0001 per share, in accordance with the terms of the non-voting common stock set forth in the Company’s Second Amended and Restated Certificate of Incorporation. The conversion was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 3 (a)(9) thereof. No commission or other remuneration was paid or given directly or indirectly for soliciting the conversion.
In December 2013, the Company issued 103,977 fully vested common shares of the Company's common stock to the former CEO of AIA (see Note 10).
In December 2013, the Company also issued and sold 13,340,000 shares of common stock at an issuance price of $14.25 per share in a public offering. A total of approximately $190.1 million in gross proceeds were raised from the offering.
During the year ended December 31, 2013, the Company issued 898,082 shares as a result of the exchange of 2,921,450 GEAC public warrants.
In October 2013, and in connection with the IFE Services acquisition, the Company issued and sold Putnam Equity Spectrum Fund 2,453,472 shares of the Company’s common stock in exchange for aggregate gross proceeds (before expenses) of approximately $21.0 million.
During the year ended December 31, 2013, the Company acquired PMG assets in exchange for approximately $10.6 million, 431,734 shares of common stock and the assumption of approximately $3.3 million in debt. 151,420 of the shares are amounts held in escrow amounting to $1.6 million.
In addition, during the year ended December 31, 2013, the Company also repurchased and retired approximately 103,000 shares of common stock to settle certain employee tax withholding obligations associated with the Business Combination in January 31, 2013.
On January 31, 2013 and in connection with the Recapitalization as a result of the merger with ROW 44, the Company issued a total of 20,123,000 shares of the Company's common stock, including 4,750,000 shares of non-voting common stock. In addition, in connection with the acquisition of 86% ownership of AIA, the Company also issued 14,368,000 shares of Company's non-voting common stock.
Stock Incentive Plans
Row 44 Plan
During the year ended December 31, 2012, Row 44 had a stock option and stock purchase plan to attract and retain its employees (the "Row 44 Plan"). Pursuant to the Row 44 Plan and in connection with the signing of the Row 44 Merger Agreement, Row 44's Board of Directors elected to accelerate the vesting of all outstanding stock options of Row 44 effective November 2012. Accordingly, the Company recorded all remaining unamortized grant date fair value as compensation expense in 2012 and terminated the Row 44 stock option plan as of January 31, 2013. Of the 1,496,699 Row 44 stock options outstanding under the plan, 1,392,491 were exchanged for shares of Global Eagle stock, 103,000 options were forfeited and 7,708 options were exchanged for cash of $22,000 as follows:

Table of Content
Global Eagle Entertainment Inc.
Notes to Consolidated Financial Statements

Global Eagle 2013 Plan
In conjunction with the Business Combination, the Company created its 2013 Plan (the "Plan"), and as amended in December 2013, the Administrator of the Plan, which is the compensation committee of the Company's board of directors, may grant up to 7,500,000 stock option, restricted stock, restricted stock unit and other incentive awards to employees, officers, non-employee directors, and consultants, and such options or awards may be designated as incentive or non-qualified stock options at the discretion of the Administrator. As of December 31, 2014, there were 1,122,472 stock-based awards available for future grant under the Plan. Employee stock option grants have 5-year terms and employee stock options vest 1/4th on the anniversary of the vesting commencement date and 1/48th monthly thereafter, over a 4-year period. Stock options granted to our Board of Directors have 5-year terms and vest monthly over two years from the vesting commencement date. Certain stock option awards have accelerated vesting provisions in the event of a change in control or termination without cause.
Fair values were determined on the grant date using the Black-Scholes model and the following level 3 assumptions for the years ended December 31, 2014, 2013 and 2012, respectively:

	2014	2013	2012
Stock Value (per share)	$11.53	$10.57	$2.91
Weighted-average expected term	4.0 years	3.9 years	5.6 years
Risk-free rate	1.5%	1.1%	1.0%
Expected stock volatility	58%	57%	48%
Dividend yield	0%	0%	0%
Fair value of stock options granted	$5.14	$4.65	$1.30

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
Stock option activity for year ended December 31, 2014 is as follows (in thousands except per share and contractual term data):

Global Eagle Stock Option Plan	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2013	5,285	$10.86
Granted	1,970	$11.53
Exercised	(430)	$9.76
Forfeited	(1,054)	$13.77
Outstanding at December 31, 2014	5,771	$10.64	3.57	$17,759
Exercisable at December 31, 2014	1,770	$10.50	2.80	$5,846
Vested and expected to vest after December 31, 2014	4,996	$10.60	3.49	$15,586
The following is a summary of the Company's stock options outstanding at December 31, 2014:

Range of Exercise Price	Number Outstanding (in thousands)	Weighted Average Remaining Contractual Term (in years)	Weighted Average Exercise Price	Number Exercisable (in thousands)	Weighted Average Exercise Price
$16.07 - $16.90	25	4.04	$16.90	—	$—
$11.44 - $16.06	932	4.07	$13.67	218	$15.20
$10.57 - $11.43	1,260	4.72	$10.71	29	$10.57
$9.88 - $10.56	1,953	2.63	$10.00	944	$10.00
$8.88 - $9.87	1,601	3.52	$9.51	579	$9.55
	5,771	3.57	$10.64	1,770	$10.50
Restricted stock units
The grant date fair value of an RSU equaled the closing price of our common stock on the grant date. During the year ended December 31, 2014, the Company granted certain employees performance units in the form of RSUs. A performance unit gives the recipient the right to receive common stock that is contingent upon achievement of specified pre-determined performance target for fiscal 2014 and the continuation of employment for a period of one year from the grant date. The number of shares issuable upon the completion of the performance period could be 0 shares, 38,843 shares or 77,687 shares of the Company’s common stock contingent upon the level of achievement of the performance target. The following summarizes select information regarding our RSUs during the year ended December 31, 2014:

Table of Content
Global Eagle Entertainment Inc.
Notes to Consolidated Financial Statements

	Units (in thousands)	Weighted Average Grant date Fair Value	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2014	—	$—
Granted	113	$14.75
Vested	(13)	$17.09
Forfeited	(41)	$16.73
Balance nonvested at December 31, 2014	59	$12.90	$811
Vested and expected to vest at December 31, 2014	53	$12.90	$723
Stock-based Compensation Expense
Stock-based compensation expense related to all employee and non-employee stock-based awards was as follows for the years ended December 31, 2014, 2013 and 2012 (in thousands):

	Year ended December 31,
Stock-based compensation expense:	2014	2013	2012
Cost of sales	$36	$—	$2
Sales and marketing expenses	46	—	2
Product development	268	—	3
General and administrative	7,717	4,536	1,634
Total stock-based compensation expense	$8,067	$4,536	$1,641
As of December 31, 2014, the Company had approximately $13.5 million of unrecognized employee related stock-based compensation, net of estimated forfeitures, which it expects to recognize over a weighted average period of approximately 2.78 years.
Warrants
Row 44 Warrants
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

Table of Content
Global Eagle Entertainment Inc.
Notes to Consolidated Financial Statements

Row 44 warrants issued during the year ended December 31, 2012 were valued under the Black-Scholes valuation model using the following Level 3 assumptions:

2012
Common Stock Value (per share)	$2.91 - $9.34
Expected Term	5-7 years
Risk-free Interest Rate	0.72% - 2.57%
Expected Stock Volatility	50%
Dividend Yield	—%
At December 31, 2012, Row 44 had issued and outstanding warrants with various investors and partners to purchase up to 2.9 million shares of its common stock with a weighted average price of approximately $2.34 per common share and a weighted average remaining term of 4.92 years. Excluded from these warrants were 0.7 million shares owned by AIA and eliminated in consolidation in conjunction with the Business Combination on January 31, 2013. The following is a summary of activity for Row 44 warrants for common stock convertible into GEE common stock for the two years in the period ended December 31, 2014:

	Number of Warrants (in thousands)		Weighted Average Exercise price	Weighted Average Remaining Contractual Term (in years)
Outstanding - December 31, 2012	2,899		$2.34
Granted	83		$—
Exercised	(2,260)	(1)	$—
Outstanding - January 31, 2013	722		$9.38
Granted	—		$—
Exercised	—		$—
Forfeited	—		$—
Outstanding - December 31, 2013	722		$9.38
Forfeited	(32)		$23.53
Outstanding - December 31, 2014	690		$8.79	2.21
Exercisable at December 31, 2014	690		$8.79	2.21
(1) Warrants exercised in January 2013 and prior to the Business Combination were retroactively adjusted as if they were exercised as of January 1, 2010.
In conjunction with the Business Combination and on January 31, 2013, the Company converted 21,062,500 Row 44 warrants to warrants to purchase up to 721,897 shares of Global Eagle common stock. The following is a summary of all Row 44 warrants converted to warrants to purchase GEE common stock (exercise price per warrant and number of warrants presented using the conversion ratio to Global Eagle common stock used in the Row 44 Merger) outstanding at December 31, 2014:

	Weighted Average Exercise Price per Warrant	Number of Warrants (in thousands)	Weighted Average Remaining Life (in years)
Common stock warrants	$8.79	690	2.21
Series C Preferred stock warrants	$8.74	734	2.43

Table of Content
Global Eagle Entertainment Inc.
Notes to Consolidated Financial Statements

Global Eagle Warrants
The following is a summary of Global Eagle warrants for the year ended December 31, 2014:

Global Eagle Warrants	Number of Warrants (in thousands)	Weighted Average Exercise price	Weighted Average Remaining Contractual Term (in years)
Outstanding at January 31, 2013	23,238	$11.50
Granted	—	$—
Exercised	(3)	$11.50
Purchased	(403)	$11.50
Exchanged for Global Eagle common stock	(12,683)	$11.50
Forfeited	—	$—
Outstanding and exercisable at December 31, 2013	10,149	$11.50	3.09
The following is a summary of all Global Eagle warrants outstanding at December 31, 2014:

	Exercise Price per Warrant	Number of Warrants	Class of Shares	Weighted Average Remaining Life (in years)
	$11.50	10,149	Public Warrants	3.09
Total outstanding		10,149
On September 11, 2014, the Company completed an offer to all holders of the Company’s outstanding warrants exercisablefor shares of the Company’s common stock, that were originally issued by GEAC and which have an exercise price of $11.50 per share (the “Warrants”), to receive 0.3333 Shares in exchange for every Warrant tendered by the holders thereof (approximately one share for every three Warrants tendered), up to a maximum of 15,000,000 Warrants. On September 11, 2014, the Company issued 4,227,187 Shares in exchange for 12,682,755 Warrants and recognized a gain on the exchange of approximately $0.8 million included in change in fair value of financial instruction instruments in the consolidated statements of operations for the year ended December 31, 2014.
During the year ended December 31, 2014, the Company also repurchased 403,054 Global Eagle Public Warrants for total cash consideration of $1.4 million. As of December 31, 2014, these repurchased warrants were not retired and were held by the Company.
During the year ended December 31, 2013, the Company purchased and retired 500,000 Global Eagle Public Warrants for a total of $0.8 million. In addition and during the year ended December 31, 2013, the Company exchanged 2.9 million Global Eagle Public Warrants for 0.9 million shares of Global Eagle common stock, at a weighted average price per common share of $14.74 per share, for total value of $13.3 million. The total value of the warrant exchange included a discount of approximately $0.6 million that was recorded as an expense in the consolidated statements of operations in the same period.
The Company accounts for its 10,148,508 and 15,904,383 public warrants as derivative liabilities at December 31, 2014 and 2013. During the years ended December 31, 2014 and 2013, the Company recorded approximately $7.0 million and $64.0 million in expense in the consolidated statements of operations as a result of the remeasurement of these warrants at the respective balance sheet dates until exercised. The fair value of warrants issued by the Company has been estimated using the warrants' quoted public market price. In the event the Company’s closing stock price is at or above $17.50 for twenty of thirty consecutive days, the Company can call the 10,148,508 public warrants and force the holders to exercise their warrants at $11.50 per share, with estimated proceeds of approximately $116.7 million.
On March 29, 2013, Global Eagle Acquisition, LLC ("Sponsor") executed a waiver relating to 7,333,334 of the sponsor warrants. The waiver relates to a specific provision of the warrant agreement that provides for a reduction of exercise price of the warrants. This provision originally triggered liability accounting as discussed above and the warrants were recorded as derivative liabilities. The Company valued the warrants as of the waiver date and recorded the change in fair value of the

Table of Content
Global Eagle Entertainment Inc.
Notes to Consolidated Financial Statements

warrants in earnings and reclassified the portion of the warrant liability of $9.9 million represented by these sponsor warrants to equity. As a result of the waiver, these sponsor warrants became equity warrants as of March 29, 2013. As of December 31, 2014, all of the outstanding Sponsor's warrants classified in equity were exchanged into the Company's common stock.
Note 13.    Income Taxes
United States and foreign income (loss) from continuing operations before income taxes was as follows (in thousands):

	December 31,	December 31,	December 31,
	2014	2013	2012
United States	$(51,809)	$(99,503)	$(42,803)
Foreign	5,189	(13,399)	—
Pretax loss from operations	$(46,620)	$(112,902)	$(42,803)
The income tax provision (benefit) based on the income (loss) from continuing operations was as follows (in thousands):

	December 31,	December 31,	December 31,
	2014	2013	2012
Current:
Federal	$2,724	$1,878	$—
State	114	7	—
Foreign	12,804	4,858	—
	$15,642	$6,743	$—
Deferred:
Federal	$(451)	$(2,742)	$—
State	37	3	—
Foreign	(4,654)	(2,165)	—
	(5,068)	(4,904)	—
Total provision	$10,574	$1,839	$—
The Company’s statutory tax rates vary by location, and are most influenced by the United States at 35% Federal and 2% from states, Germany at 33%, the United Kingdom at 22% and Canada at 27%. The income tax provision (benefit) from continuing operations differs from the amount obtained by applying the Federal statutory tax rate as follows (in thousands):

	December 31,	December 31,	December 31,
	2014	2013	2012
Income tax provision (benefit) at Federal statutory rate	$(16,317)	$(39,512)	$(14,553)
State income tax, net of federal benefit	4	(384)	(850)
Permanent items	3,221	25,374	4,776
Stock compensation	1,575	(82)	315
Tax credits	(626)	(3,093)	(125)
Other	(1,376)	1,463	—
Uncertain tax positions	2,597	95	—
Withholding taxes	3,386	2,831	—
Rate differential	(2,050)	5,783	—
Rate adjustment	—	60	—
Change in valuation allowance	20,160	9,304	10,437
	$10,574	$1,839	$—

Table of Content
Global Eagle Entertainment Inc.
Notes to Consolidated Financial Statements

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the deferred taxes were as follows (in thousands):

	December 31,	December 31,
	2014	2013
Deferred tax assets:
Intangible assets	$11,031	$6,596
Allowances and reserves	2,843	294
Accrued expenses	4,134	2,505
Inventory	567	1,053
Stock compensation	2,611	980
Tax credits	5,358	4,309
Net operating losses	55,944	39,282
Total gross deferred tax asset	82,488	55,019
Less valuation allowance	(73,659)	(50,782)
Net deferred tax assets	$8,829	$4,237

Deferred tax liabilities:
Fixed assets	$(1,185)	$(1,385)
Intangible assets	(24,847)	(25,422)
Investments in affiliates	(47)	(51)
Other	(1,095)	(25)
Total deferred tax liabilities:	(27,174)	(26,883)
Net deferred tax assets (liabilities)	$(18,345)	$(22,646)

	December 31,	December 31,
Presented on the balance sheet as follows (in thousands):	2014	2013
Deferred tax assets:
Net current deferred assets	$4,719	$3,252
Net noncurrent deferred assets	346	480
Total deferred tax assets	$5,065	$3,732

Deferred tax liabilities:
Net current deferred tax liabilities	$(80)	$(1,192)
Net noncurrent deferred tax liabilities	(23,330)	(25,186)
Total deferred tax liabilities	$(23,410)	$(26,378)
In connection with the acquisition of AIA and IFES, the Company recorded net deferred tax liabilities of $22.2 million and $7.0 million, respectively.
The Company is subject to taxation in the U.S. and various states and foreign jurisdictions. As of December 31, 2014, the Company’s tax years for 2013, 2012, 2011 and 2010 are subject to examination by the tax authorities. With certain exceptions, as of December 31, 2014, the Company is no longer subject to U.S. federal, state, local or foreign examinations by tax authorities for years before 2010.
The Company records valuation allowances to reduce deferred tax assets to the amount that is more likely than not to be realized. In making this assessment, management analyzes future taxable income, reversing temporary differences and ongoing tax planning strategies. Should a change in circumstances lead to a change in judgment about the realizability of deferred tax

Table of Content
Global Eagle Entertainment Inc.
Notes to Consolidated Financial Statements

assets in future years, the Company will adjust related valuation allowances in the period that the change in circumstances occurs, along with a corresponding increase or charge to income.
As of December 31, 2014, the Company has recorded a valuation allowance of $70.9 million and $2.8 million against its domestic and foreign deferred tax assets, respectively, due to the uncertainties over its ability to realize future taxable income in those jurisdictions. As of December 31, 2013, the valuation allowance on domestic and foreign deferred tax assets were $48.9 million and $1.9 million, respectively.
As of December 31, 2014 and December 31, 2013, the Company had federal net operating loss carry-forwards ("NOLs") of $128.4 million and $102.2 million, respectively, and state net operating loss carry-forwards of $64.8 million and $58.9 million, respectively, which losses will begin to expire during the fiscal years ending in December 31, 2026 and 2015, respectively. These NOLs may be used to offset future taxable income, to the extent the Company generates any taxable income, and thereby reduce or eliminate future federal income taxes otherwise payable. Section 382 of the Internal Revenue Code imposes limitations on a corporation's ability to utilize NOLs if it experiences an ownership change as defined in Section 382. In general terms, an ownership change may result from transactions increasing the ownership of certain stockholders in the stock of a corporation by more than 50% over a three year period. In the event that an ownership change has occurred, or were to occur, utilization of the Company's NOLs would be subject to an annual limitation under Section 382 as determined by multiplying the value of the Company's stock at the time of the ownership change by the applicable long-term tax-exempt rate as defined in the Internal Revenue Code. Any unused annual limitation may be carried over to later years. The Company could experience an ownership change under Section 382 as a result of events in the past in combination with events in the future. If so, the use of the Company's NOLs, or a portion thereof, against future taxable income may be subject to an annual limitation under Section 382, which may result in expiration of a portion of the NOLs before utilization. Therefore, the Company could be liable for income taxes sooner than otherwise would be true if the Company were not subject to Section 382 limitations. The Company is performing a study to determine the extent of the limitation, if any. Any carry-forwards that expire prior to utilization as a result of such limitations will be removed, if applicable, from deferred tax assets with a corresponding reduction of the valuation allowance.
As of December 31, 2014, the Company intends to reinvest the foreign earnings of its subsidiaries on an indefinite basis. As a result, deferred taxes have not been established for unremitted earnings of foreign subsidiaries. As of December 31, 2014, the Company has not quantified the amount of unremitted earnings and the related taxes associated with the unremitted earnings.
The Company is subject to the accounting guidance for uncertain income tax positions. The Company's policy for recording interest and penalties associated with uncertain tax positions is to record such items as a component of income tax expense. The Company assumed and recorded approximately $3.2 million of liabilities for uncertain tax position including related interest and penalties as a result of Business Combinations in 2013. At December 31, 2014, the Company recorded $6.3 million liability as an estimate for potential claims by the Canadian Revenue Agency (the “CRA”), who is currently investigating one of AIA’s Canadian subsidiaries for the tax years 2008 through 2011. The CRA is questioning the taxability and presence of the subsidiary’s locations in Dubai, United Arab Emirates, and whether income derived from Dubai would have constituted taxable earnings subject to Canadian income tax for the tax year ended December 31, 2008.
No uncertain income tax positions were recorded during 2011 or 2012, and the Company does not expect its uncertain tax position to materially change through the end of 2015. As of December 31, 2014, the Company has recorded a $6.3 million cumulative liability for uncertain income tax positions, including accumulated interest and penalties. Approximately $6.3 million of uncertain tax positions, if reversed, would result in a tax benefit.
The following table summarizes the changes to unrecognized tax benefits for the years ended December 31, 2014 and 2013 (in thousands):

	2014	2013
Balance at beginning of year	$2,831	$—
Additions from business combinations	—	2,569
Reversal of prior tax positions	(1,795)	—
Additions based on tax positions related to the current year	3,201	262
Balance at end of year	$4,237	$2,831

Table of Content
Global Eagle Entertainment Inc.
Notes to Consolidated Financial Statements

The following table summarizes the changes in the valuation allowance balance for the years ended December 31, 2014, 2013 (in thousands):

Balance at December 31, 2012	$39,122
Acquired valuation allowance from purchased acquisitions	2,356
Increase in valuation allowance	9,304
Balance at December 31, 2013	$50,782
Increase in valuation allowance	22,877
Balance at December 31, 2014	$73,659
Note 14.    Notes Payable
Row 44 Bridge Loans
In December 2011 and March 2012, Row 44 entered into convertible bridge loans with existing preferred shareholders for debt raises of $10 million and $10 million, respectively. The bridge loans bore interest at the rate of 12% per annum and matured on May 31, 2012. The bridge loans and related interest were convertible into shares at such time as the Company raised additional equity funding through the issuance of a future round of qualified financing, as defined in the agreement, which was ultimately the capital raise in June 2012. The conversion price of the loans was to be determined based on a 20% discount of the issuance price such qualified financing. Row 44 granted the note holders a security interest in substantially all of the assets of Row 44 at the time. Additionally, and in connection with these two rounds of bridge loans, Row 44 also granted warrants to purchase a total of 3.4 million shares of Row 44 common stock at $0.003 per share. The Company determined that the bridge loans constituted share-settled debt, and as such the convertible bridge loans were initially recorded at an amount equal to their residual allocated amount and were accreted to their redemption amount, which is approximately 20% greater than its face amount, through the maturity date using the effective interest method. During the year ended December 31, 2012, the Company recognized interest expense of $9.6 million relating to the accretion of the bridge loans and amortization of the related note discount. The Company converted each of the bridge loans, with an aggregate value of $20.0 million of principal and $0.8 million of related accrued interest, into units of common stock in conjunction with the Business Combination.
During the year ended December 31, 2012, the Company’s effective interest rate on convertible bridge loans was 421%.
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
Under the terms of the loan agreement, mandatory special loan payments were agreed under certain conditions. The provision regarding mandatory special loan payments resulted in a mandatory special loan payment of $1.4 million on June 30, 2013. As a result, the repayment period and thus the loan will now end six months earlier than originally envisioned. These special loan payments resulted in a reclassification of the amount of the special loan payments to the current portion of the loan.
As of December 31, 2013, the principal and accrued interest outstanding on the bank loan was $3.4 million. As of December 31, 2014, there were no outstanding principal or accrued interest balance on the note.
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

Table of Content
Global Eagle Entertainment Inc.
Notes to Consolidated Financial Statements

As of December 31, 2013, the principal and accrued interest outstanding on the note was $2.8 million. As of December 31, 2014, there were no outstanding principal or accrued interest balance on the note.
Annuity Loan
AIA entered into an agreement with a bank to finance $1.1 million in hardware for the technical services of one of its subsidiaries. As of December 31, 2013, the remaining balance of the loan agreement was paid in full.
Bank Debt
With the acquisition of PMG in July 2013, the Company assumed approximately $3.3 million of debt in the form a $1.5 million term loan (the “Term Loan”) and a $1.8 million line of credit (the “LOC”) with a bank. The Term Loan and LOC were to mature in October 2017 and 2014, respectively, and bore interest at a rate equal to the bank’s reference rate, which was approximately 3.25% during the year ended December 31, 2014. During the year ended December 31, 2014, the Company repaid the outstanding balance of the Term Loan and the LOC in full using a portion of the Citibank Term Loan proceeds described below.
With the acquisition of IFES on October 18, 2013, the Company assumed approximately $1.3 million of debt in the form of two facility letters for a commercial mortgage loan with a bank for $0.2 million and $1.1 million. The mortgage letters mature in October 2014 and 2032, respectively. The first mortgage commercial letter was repaid in full during the year ended December 31, 2014. The second mortgage commercial letter is secured by the Company's real property in the United Kingdom and bears interest at a rate equal to the bank’s base rate plus 1.25%, which was approximately 3.25% during the year ended December 31, 2014. The remaining and outstanding balance under the second mortgage commercial letter was $0.9 million and $1.0 million as of December 31, 2014 and 2013, respectively.
Bank Loan
On December 22, 2014, the Company entered into a Credit Agreement with Citibank, providing for $2.4 million of term loans (the "Citibank Term Loans), which the Company used to repay in full the Term Loan and LOC, and a revolving line of credit (the Citibank Revolving Loans) in an amount not to exceed $20.0 million. The Citibank Term Loans and the Revolving Loans bear interest at a floating rate based on LIBOR plus an applicable interest margin per annum and mature on December 22, 2017. A total of $0.2 million of the principal amount of the Citibank Term Loans plus any accrued and unpaid interest is to be repaid at the end of each quarter. The outstanding balance of the Citibank Term Loans may be prepaid in whole or in part at any time without penalty.
Debt issuance costs incurred in connection with the Citibank Term Loans totaled $0.3 million and are being amortized over the respective term of the Loans.
At December 31, 2014, there was $2.0 million outstanding under the Citibank Term Loans and $20.0 million available for future borrowings under the Citibank Revolving Loans.
The aggregate contractual maturities of all long-term debt obligations due subsequent to December 31, 2014, are as follows (in thousands):

Years Ending December 31,	Amount
2015	$852
2016	861
2017	861
2018	61
2019	64
Thereafter	681
Total	$3,380
Note 15.    Business Segments

Table of Content
Global Eagle Entertainment Inc.
Notes to Consolidated Financial Statements

The Company reports its operations under two segments, its Connectivity and Content businesses. The Company's Connectivity operating segment provides airline partners and their passengers Wi-Fi connectivity over Ku-band satellite transmissions through Row 44. The Company's Content operating segment selects, manages, and distributes owned and licensed media content, video and music programming, applications, and video games to the airline industry through AIA, PMG, IFES and Purple.
The decision to report two segments is principally based upon the Company's chief operating decision maker (“CODM”), and how he manages the Company's operations as two segments from a consolidated basis for purposes of evaluating financial performance and allocating resources. The CODM reviews revenue, expense, and contribution profit income (loss) information separately for its Connectivity and Content businesses. Total segment contribution profit income (loss) provides the CODM, investors and equity analysts a measure to analyze operating performance of each of the Company's business segments and its enterprise value against historical data and competitors' data, although historical results may not be indicative of future results (as operating performance is highly contingent on many factors, including customer tastes and preferences). All other financial information is reviewed by the CODM on a consolidated basis.
Segment revenue, expenses and contribution profit (loss) for the years ended December 31, 2014, 2013, and 2012 derived from the Company's Connectivity and Content operating segments were as follows (in thousands):

	Year Ended December 31,
	2014			2013			2012
	Content	Connectivity	Consolidated	Content	Connectivity	Consolidated	Content	Connectivity
Revenue:
License	$231,521	$—	$231,521	$153,973	$—	$153,973	$—	$—
Service	45,868	74,839	120,707	27,912	51,350	79,262	—	11,365
Equipment	—	35,507	35,507	—	26,487	26,487	—	57,845
Total Revenue	277,389	110,346	387,735	181,885	77,837	259,722	—	69,210

Operating Expenses:
Cost of Sales
Licensing and Services	195,454	54,881	250,335	134,207	42,590	176,797	—	22,327
Equipment	—	31,538	31,538	—	21,141	21,141	—	54,570
Total Cost of Sales	195,454	86,419	281,873	134,207	63,731	197,938	—	76,897
Contribution Profit (Loss)	81,935	23,927	105,862	47,678	14,106	61,784	—	(7,687)
Other Operating Expenses			142,845			107,308		21,149
Loss from Operations			(36,983)			(45,524)		(28,836)
Other income (expense)			(9,637)			(67,378)		(13,967)
Loss before income taxes			(46,620)			(112,902)		(42,803)
Income tax provision			10,574			1,839		—
Net loss			$(57,194)			$(114,741)		$(42,803)
At December 31, 2014 and 2013, the Company’s net assets and liabilities by segment were as follows (in thousands):

Table of Content
Global Eagle Entertainment Inc.
Notes to Consolidated Financial Statements

	December 31, 2014
	Connectivity	Content	Corporate	Total
Cash	$8,350	$74,447	$114,851	$197,648
Accounts receivable, net	18,422	66,882	213	85,517
Goodwill	—	53,014	—	53,014
Intangibles	749	112,155	—	112,904
Other	41,053	39,081	4,378	84,512
Assets	68,574	345,579	119,442	533,595
				—
Accounts payable and accrued expenses	13,366	78,592	7,370	99,328
Deferred tax liability	39	23,367	4	23,410
Notes payable	—	981	2,034	3,015
Derivative fair value	—	—	52,671	52,671
Other	11,800	30,783	(41)	42,542
Liabilities	25,205	133,723	62,038	220,966
Total net assets	$43,369	$211,856	$57,404	$312,629

	December 31, 2013
	Connectivity	Content	Corporate	Total
Cash	$8,167	$38,843	$211,786	$258,796
Accounts receivable, net	12,274	51,942	—	64,216
Goodwill	—	52,345	—	52,345
Intangibles	—	136,414	—	136,414
Other	32,261	31,864	2,987	67,112
Assets	52,702	311,408	214,773	578,883

Accounts payable and accrued expenses	8,043	70,850	3,068	81,961
Deferred tax liability	—	26,378	—	26,378
Notes payable	38	10,763	—	10,801
Derivative fair value	—	—	71,570	71,570
Other	14,777	8,644	8,568	31,989
Liabilities	22,858	116,635	83,206	222,699
Total net assets	$29,844	$194,773	$131,567	$356,184

Table of Content
Global Eagle Entertainment Inc.
Notes to Consolidated Financial Statements

Geographical revenues by segment for the years ended December 31, 2014, 2013, and 2012 were as follows (in thousands):

	2014	2013	2012
Connectivity:
United States	$92,914	$77,837	$69,210
Europe	13,807	—	—
Other	3,625	—	—
Total Connectivity revenue by region	110,346	77,837	69,210
Content:
United States and Canada	59,317	89,520	—
Europe	47,917	58,889	—
Asia and the Middle East	114,886	29,871	—
Other	55,269	3,605	—
Total Content revenue by region	$277,389	$181,885	$—
Note 16.    Concentrations
Concentrations of Credit and Business Risk
Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash and cash equivalents and accounts receivable.
At December 31, 2014, 2013 and 2012, the Company's cash and cash equivalents were maintained primarily with major U.S. financial institutions and foreign banks. Deposits with these institutions at times exceed the federally insured limits, which potentially subjects the Company to concentration of credit risk. The Company has not experienced any losses related to these balances and believes that there is minimal risk.
A substantial portion of the Company's revenue is generated through arrangements with one airline customer. The Company may not be successful in renewing these agreements, or if they are renewed, they may not be on terms as favorable as current agreements. The percentage of revenue generated through the customer representing more than 10% of consolidated revenue is as follows:

	Year ended December 31,
	2014	2013	2012
Southwest Airlines as percentage of total revenue	24%	22%	85%
Southwest Airlines as percentage of total Connectivity revenue	83%	72%	85%
No other customer accounted for revenues greater than 10% for the 3 years presented.
Accounts Receivable balances from Southwest Airlines represented 13% of total accounts receivable at December 31, 2014 and less than 10% of total accounts receivable at December 31, 2013.

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
The following table sets forth the computation of basic and diluted net loss per share of common stock (in thousands, except per share amounts):

	2014	2013	2012
Net income (loss) (Numerator):
Net loss	$(57,194)	$(114,741)	$(42,803)
Net income attributable to noncontrolling interest	194	290	—
Net loss attributable to Global Eagle Entertainment, Inc. common stockholders for basic and diluted EPS	$(57,388)	$(115,031)	$(42,803)

Shares (Denominator):
Weighted average common shares outstanding - basic	73,300	53,061	19,148
Dilutive effect of stock options and warrants	—	—	—
Weighted average common shares outstanding - diluted	73,300	53,061	19,148

Net loss per share - basic	$(0.78)	$(2.17)	$(2.24)
Net loss per share - diluted	$(0.78)	$(2.17)	$(2.24)
As of each period end, the following weighted average common equivalent shares were excluded from the calculation of the Company's net income (loss) per share as their inclusion would have been antidilutive (in thousands):

	2014	2013	2012
Stock options	2,025	3,457	—
Restricted stock units	3	—	—
Non-employees stock options	5	—	—
Equity warrants	1,101	7,596	—
Liability warrants	1,356	18,893	—

Table of Content
Global Eagle Entertainment Inc.
Notes to Consolidated Financial Statements

Note 18.    Quarterly Financial Data (Unaudited)
The following quarterly consolidated statements of operations for the quarters in the years ended December 31, 2014 and 2013 are unaudited, and have been prepared on a basis consistent with our audited consolidated annual financial statements, and include, in the opinion of management, all normal recurring adjustments necessary for the fair statement of the financial information contained in those statements.

	Quarter ended,
(in thousands)	March 31, 2013	June 30, 2013	September 30 2013	December 31, 2013	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014
Revenue	$42,513	$62,831	$74,518	$79,860	$85,968	$98,145	$102,623	$100,999
Operating expenses:
Cost of sales	35,749	49,820	54,002	58,367	65,117	74,608	73,618	68,530
Sales and marketing expenses	2,287	2,399	3,758	1,871	2,835	3,322	3,980	3,150
Product development	1,337	2,327	2,282	3,122	3,922	4,465	7,212	7,411
General and administrative	24,059	12,745	17,056	16,784	17,067	17,143	17,172	26,391
Amortization of intangible assets	1,233	3,016	4,221	8,811	6,419	6,146	6,049	5,938
Restructuring charges	—	—	—	—	—	—	2,606	1,617
Total operating expenses	64,665	70,307	81,319	88,955	95,360	105,684	110,637	113,037
Loss from operations	(22,152)	(7,476)	(6,801)	(9,095)	(9,392)	(7,539)	(8,014)	(12,038)
Other income (expense), net	(176)	(282)	(267)	(1,691)	(161)	42	175	32
Change in fair value of financial instruments	(4,615)	(4,725)	2,233	(56,854)	(15,518)	21,326	(5,253)	(7,510)
Other income (expense), net	(44)	13	601	(1,571)	179	(990)	(984)	(975)
Loss before income taxes	(26,987)	(12,470)	(4,234)	(69,211)	(24,892)	12,839	(14,076)	(20,491)
Income tax expense	34	559	1,161	85	1,257	843	1,454	7,020
Net loss	(27,021)	(13,029)	(5,395)	(69,296)	(26,149)	11,996	(15,530)	(27,511)
Non-controlling interests	(39)	108	158	63	194	—	—	—
Net loss attributable to common stockholders	$(26,982)	$(13,137)	$(5,553)	$(69,359)	$(26,343)	$11,996	$(15,530)	$(27,511)

Net income (loss) per common share - basic	$(0.61)	$(0.24)	$(0.10)	$(1.19)	$(0.37)	$0.17	$(0.21)	$(0.36)
Net income (loss) per common share - diluted	$(0.61)	$(0.24)	$(0.10)	$(1.19)	$(0.37)	$(0.13)	$(0.21)	$(0.36)

Weighted average common shares basic	44,014	54,843	55,166	58,223	71,978	71,988	72,877	76,313
Weighted average common shares diluted	44,014	54,843	55,166	58,223	71,978	72,468	72,877	76,313
Note 19.    Restructuring
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
The Company currently estimates that $4.7 million to $5.2 million of restructuring charges will be incurred in connection with the Plan, including:

Table of Content
Global Eagle Entertainment Inc.
Notes to Consolidated Financial Statements

(1)
The Company estimates that it will incur total expenses relating to employee termination benefits, which primarily include severance and transitional-related expenses, of approximately $2.7 million, all of which represents cash expenditures. Of this amount, the Company expects to record $0.2 million to $0.4 million in the first quarter of 2015.

(2)
In connection with the closure of its German operations pursuant to the Plan, the Company expects disposals of approximately 11000 square feet of leased facilities in Duisburg and Munich, Germany, representing approximately 6% of its global facilities square footage. The Company expects to incur approximately $0.5 million in the aggregate facilities disposal charges pursuant to the Plan, beginning in the three months ended September 30, 2014 and throughout the first half of 2015.

(3)
Beginning in the third quarter of 2014 through the first half of 2015, the Company anticipates incurring periodic restructuring expenditures in an aggregate amount of $1.5 million to $2.0 million, comprised of legal and professional fees associated with the execution of the Plan.

The following table summarizes the charges recorded during the year ended December 31, 2014 related to the restructuring plan by type of activity (in thousands):

	Termination benefits	Leases and other contractual obligations	Other	Total

Restructuring charges	$2,489	$322	$1,412	$4,223
Total Restructuring charges	$2,489	$322	$1,412	$4,223
The following table summarizes the charges and spending relating to the restructuring plan (in thousands):

	Termination Costs	Leases and other contractual obligations	Other	Total
Restructuring reserves as of January 1, 2014	$—	$—	$—	$—

Expense	2,489	322	1,412	4,223
Payments	(1,680)	(283)	(336)	(2,299)
Restructuring reserves as of December 31, 2014	$809	$39	$1,076	$1,924
Note 20.    Subsequent Events
In February 2015, we issued $82.5 million principal amount of convertible notes due in 2035 (the “Convertible Notes”) in a private placement. The Convertible Notes were issued at par and pay interest semi-annually in arrears at an annual rate of 2.75%. The Convertible Notes will mature on February 15, 2035, unless earlier repurchased, redeemed or converted. The Convertible Notes are convertible in certain circumstances and subject to certain conditions, based on an initial conversion rate of 53.9084 shares of common stock per $1,000 principal amount of notes (which represents an initial conversion price of approximately $18.55 per share), subject to adjustment. Holders of the Convertible Notes may convert their Convertible Notes at their option at any time prior to the close of business on the business day immediately preceding November 15, 2034, only if one or more of the following conditions has been satisfied: 1) during any calendar quarter beginning after March 31, 2015 if the closing price of the Company's common stock equals or exceeds 130% of the respective conversion price per share during a defined period at the end of the previous quarter, 2) during the five consecutive business day period immediately following any five consecutive trading day period in which the trading price per $1,000 principal amount of Convertible Notes for each trading day was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate on each such trading day; 3) if specified corporate transactions occur, or 4) if the Company calls any or all of the Convertible Notes for redemption, at any time prior to the close of business on the second business day immediately preceding

Table of Content
Global Eagle Entertainment Inc.
Notes to Consolidated Financial Statements

the redemption date. On or after November 15, 2034, until the close of business on the second scheduled trading day immediately preceding the maturity date, a holder may convert all or a portion of its Convertible Notes at any time, regardless of the foregoing circumstances.
On February 20, 2022, February 20, 2025 and February 20, 2030 and if the Company undergoes a “fundamental change” (as defined in the indenture governing the Convertible Notes (the “Indenture”)), subject to certain conditions, a holder will have the option to require the Company to repurchase all or a portion of its Convertible Notes for cash at a repurchase price equal to 100% of the principal amount of the Convertible Notes to be repurchased, plus any accrued and unpaid interest, if any, to, but excluding, the relevant repurchase date. In addition, upon the occurrence of a “make-whole fundamental change” (as defined in the Indenture) or if the Company delivers a redemption notice prior to February 20, 2022, the Company will, in certain circumstances, increase the conversion rate for a holder that converts its Convertible Notes in connection with such make-whole fundamental change or redemption notice, as the case may be.
The Company may not redeem the Convertible Notes prior to February 20, 2019. The Company may, at its option, redeem all or part of the Convertible Notes at any time (i) on or after February 20, 2019 if the last reported sale price per share of the Company’s common stock has been at least 130% of the conversion price then in effect for at least 20 trading days during any thirty consecutive trading day period ending on, and including, the trading day immediately preceding the date on which the Company provides written notice of redemption and (ii) on or after February 20, 2022 regardless of the sale price condition described in clause (i), in each case, at a redemption price equal to 100% of the principal amount of the Convertible Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date. Upon conversion of any Convertible Note, the Company shall pay or deliver to the converting Holder, cash, shares of Common Stock or a combination of cash and shares of the Company's common stock, at the Company's election.
21.    Revision to Previously Issued Financial Statements
Immaterial adjustments were identified related to the accounting for certain revenue and cost reimbursements for the years ended December 31, 2012, 2011 and 2010, as well as the cumulative impact of these immaterial adjustments as of December 31, 2012. The immaterial adjustments resulted from revenue recognition pertaining to certain agreements containing multiple elements during the years ended December 31, 2012, 2011 and 2010, and certain cost reimbursements pertaining to the year ended December 31, 2012. The Company assessed the materiality of these adjustments on the financial statements of prior periods in accordance with the SEC's Staff Accounting Bulletin No. 99 ("SAB 99") and concluded that the adjustments were not material to any prior annual periods, but the cumulative adjustment would likely be quantitatively material to the expected results of operations of the Company’s parent, Global Eagle Entertainment, Inc. for the quarter ended June 30, 2013, if the entire adjustment was recorded in that period. Accordingly, the Company revised the statements of operations and balance sheets for the years ended December 31, 2012, 2011 and 2010 to correct for these immaterial adjustments in accordance with the SEC's Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statement," the impact of which is summarized on Form 8-K filed on August 9, 2013. These adjustments had no impact on the reported results from operations for the any periods prior to the year ended December 31, 2010 or on the net cash flows from operating, investing or financing activities for any of the periods presented. The net effect on stockholders’ deficit is also immaterial for all periods presented.

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

4.4
Indenture (including the Form of Convertible Note), dated as of February 18, 2015, with respect to the Company’s 2.75% Convertible Senior Notes due 2035, between the Company and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-35176), filed with the SEC on February 6, 2013).

10.1*
Executive Employment Agreement, dated January 31, 2013, between the Company and David M. Davis (incorporated herein by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K (File No. 001-35176) filed with the SEC on February 6, 2013.

10.2*
Amendment No. 1 to the Executive Employment Agreement, dated January 17, 2014, by and between the Company and David M. Davis (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-35176), filed with the SEC on January 21, 2014).

10.3*
Form of Indemnity Agreement for the Company’s directors and executive officers (incorporated by reference to Exhibit 10.8 to Amendment No. 1 of the Company’s Registration Statement on Form S-1 (File No. 333-172267) filed with the SEC on March 21, 2011).

10.4
Waiver dated March 29, 2013 by Global Eagle Acquisition LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-35176) filed with the SEC on March 29, 2013).

10.5**
System and Services Agreement dated January 2011 by and between Norwegian Air Shuttle and Row 44, Inc. (incorporated by reference to Exhibit 10.7 to Amendment No. 2 to the Company’s Current Report on Form 8-K (File No. 001-35176), filed with the SEC on May 16, 2013).

10.6**
OEM Purchase and Development Agreement, dated October 12, 2009, by and between TECOM Industries, Inc. and Row 44, Inc., as amended on December 19, 2011, December 23, 2011, January 6, 2012 and January 18, 2012 (incorporated by reference to Exhibit 10.8 to Amendment No. 2 to the Company’s Current Report on Form 8-K (File No. 001-35176), filed with the SEC on May 16, 2013).

10.7**
Master Equipment Purchase Agreement, dated December 21, 2007, by and between Hughes Network Systems, LLC and Row 44, Inc. (incorporated by reference to Exhibit 10.9 to Amendment No. 2 to the Company’s Current Report on Form 8-K (File No. 001-35176), filed with the SEC on May 16, 2013).

10.8**
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

10.9**
Amendment No. 14, dated February 19, 2013, to Master Services Agreement, dated December 21, 2007, by and between Hughes Network Systems, LLC and Row 44, Inc. (incorporated by reference to Exhibit 10.1 to Amendment No. 1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-35176), filed with the SEC on May 15, 2013).

10.10**
Amendment No. 16, dated May 15, 2013, to Master Services Agreement, dated December 21, 2007, by and between Hughes Network Systems, LLC and Row 44, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-35176), filed with the SEC on August 9, 2013).

10.11**
Amendment No. 18, dated June 25, 2013, to Master Services Agreement, dated December 21, 2007, by and between Hughes Network Systems, LLC and Row 44, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 001-35176), filed with the SEC on August 9, 2013).

10.12**
Amendment No. 19, dated July 1, 2013, to Master Services Agreement, dated December 21, 2007, by and between Hughes Network Systems, LLC and Row 44, Inc. (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q (File No. 001-35176), filed with the SEC on November 12, 2013).

10.13**
Amended and Restated Master Services Agreement, dated December 31, 2013, by and between Hughes Network Systems, LLC and Row 44, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-35176), filed with the SEC on January 7, 2014).

10.14**
Amended and Restated Supply and Services Agreement dated February 1, 2013 by and between Row 44, Inc. and Southwest Airlines Co. (incorporated by reference to Exhibit 10.12 to Amendment No. 2 to the Company’s Current Report on Form 8-K (File No. 001-35176), filed with the SEC on May 16, 2013).

10.15*
Consulting Agreement and Mutual General Release, dated October 2, 2013, by and between the Company and Louis Bélanger-Martin (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-35176), filed with the SEC on October 3, 2013).

10.16*
Amendment No. 1 to the Consulting Agreement and Mutual General Release, dated October 14, 2013, by and between the Company and Louis Bélanger-Martin (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-35176), filed with the SEC on October 16, 2013).

10.17*
Amendment No. 2 to the Consulting Agreement and Mutual General Release, dated December 28, 2013, by and between the Company and Louis Bélanger-Martin (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-35176), filed with the SEC on December 30, 2013).

10.18*
Non-Competition Agreement, dated October 2, 2013, by and between the Company and Louis Bélanger-Martin (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-35176), filed with the SEC on October 3, 2013).

10.19
Convertible Note Purchase Agreement between the Company and PAR Investment Partners, L.P., dated October 21, 2013 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-35176), filed with the SEC on October 21, 2013).

10.20
Conversion Agreement between the Company and PAR Investment Partners, L.P., dated October 21, 2013 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-35176), filed with the SEC on October 21, 2013).

10.21
Common Stock Purchase Agreement between the Company and Putnam Equity Spectrum Fund, dated October 18, 2013 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-35176), filed with the SEC on October 21, 2013).

10.22
Amended and Restated Registration Rights Agreement among the Company and certain holders party thereto, dated January 31, 2013 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-35176), filed with the SEC on February 6, 2013).

10.23
Amendment No. 1 to the Amended and Restated Registration Rights Agreement among the Company and certain holders party thereto, dated October 21, 2013 (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 001-35176), filed with the SEC on October 21, 2013).

10.24
Voting Rights Waiver Agreement between the Company and Putnam Investment Management, LLC, dated October 21, 2013 (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K (File No. 001-35176), filed with the SEC on October 21, 2013).

10.25*
Global Eagle Entertainment Inc. 2013 Equity Incentive Plan, as amended (incorporated by reference to Appendix B to the Global Eagle Entertainment Inc. Definitive Proxy Statement on Schedule 14A (File No. 001-35176), filed on December 2, 2013).

10.26*
Form of Incentive Stock Option Agreement pursuant to The Global Eagle Entertainment Inc. 2013 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-35176), filed with the SEC on December 24, 2013).

10.27*
Form of Nonstatutory Stock Option Agreement pursuant to The Global Eagle Entertainment Inc. 2013 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-35176), filed with the SEC on December 24, 2013).

10.28*
Form of Stock Restriction Agreement pursuant to The Global Eagle Entertainment Inc. 2013 Equity Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 001-35176), filed with the SEC on December 24, 2013).

10.29*
Executive Employment Agreement, dated January 31, 2013, between the Company and John LaValle (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 001-35176) filed with the SEC on February 6, 2013).

10.30*
Separation Agreement and General Release, dated July 9, 2014, by and between Global Eagle Entertainment Inc. and John LaValle (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-35176) filed with the SEC on July 15, 2014).

10.31
Consulting Agreement, dated July 9, 2014, by and between Global Eagle Entertainment Inc. and John LaValle (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-35176) filed with the SEC on July 15, 2014).

10.32
Executive Employment Agreement, dated July 9, 2014, by and between Global Eagle Entertainment Inc. and David M. Davis (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-35176) filed with the SEC on July 15, 2014).

10.33
Executive Employment Agreement, made as of November 3, 2014, by and between Global Eagle Entertainment Inc. and Michael Zemetra (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-35176) filed with the SEC on November 6, 2014).

10.34
Tender Support Agreement, dated as of August 13, 2014, between Global Eagle Entertainment Inc. and Harry E. Sloan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-35176) filed with the SEC August 18, 2014).

10.35
Tender Support Agreement, dated as of August 13, 2014, between Global Eagle Entertainment Inc. and Jeff Sagansky (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-35176) filed with the SEC August 18, 2014)..

10.36
Loan and Security Agreement, dated as of December 22, 2014, by and among Citibank, N.A., the Company, and the direct or indirect domestic subsidiaries of the Company listed on Schedule 1 of the Agreement or otherwise a party to the Agreement from time to time.

10.37
Consent to Loan and Security Agreement, dated as of December 22, 2014, by and among Citibank, N.A., the Company, and the direct or indirect domestic subsidiaries of the Company listed on Schedule 1 thereto or otherwise a party thereto from time to time.

10.38**	Framework Agreement, dated October 24, 2014, between the Company and New Skies Satellites B.V.
10.39**	Amendment No. 1 to the Framework Agreement, dated February 11, 2015, between the Company and New Skies Satellites B.V.
10.40**	Master Services Agreement, dated October 24, 2014, between the Company and New Skies Satellites B.V.
10.41	Director Compensation Policy.
14.1	Form of Code of Ethics. (incorporated by reference to Exhibit 14 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-172267), filed with the SEC on March 21, 2011).
21.1	List of Subsidiaries.
23.1	Consent of Ernst & Young, LLP, Independent Registered Public Accounting Firm.
23.2	Consent of Rose, Snyder & Jacobs LLP, Independent Registered Public Accounting Firm.
31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).
31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).
32.1	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
32.2	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
101.INS	XBRL Instance Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
*Management contract or compensatory plan or arrangement.
**Confidential treatment has been requested or granted for certain portions omitted from this Exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

51