Form 10-Q
period 2015-03-31
Global Eagle Entertainment Inc.
filed 2015-05-08
CIK 1512077

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED March 31, 2015
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

(Class)	(Outstanding as of May 6, 2015)
COMMON STOCK, $0.0001 PAR VALUE	77,104,388	SHARES*
* Excludes 3,053,634 shares held by Global Entertainment AG, a wholly owned subsidiary of the registrant.

GLOBAL EAGLE ENTERTAINMENT INC.

PART I — FINANCIAL INFORMATION

GLOBAL EAGLE ENTERTAINMENT INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	March 31, 2015	December 31, 2014
ASSETS	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$277,290	$197,648
Accounts receivable, net	92,481	85,517
Content library, current	8,704	9,570
Inventories	15,178	13,626
Prepaid and other current assets	21,625	23,549
TOTAL CURRENT ASSETS:	415,278	329,910
Property, plant & equipment, net	24,404	23,651
Goodwill	52,756	53,014
Intangible assets	106,580	112,904
Other non-current assets	18,855	14,116
TOTAL ASSETS	$617,873	$533,595
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$100,998	$99,328
Deferred revenue	12,902	13,401
Warrant liabilities	51,660	52,671
Notes payable	752	752
Deferred tax liabilities	4,048	80
Other current liabilities	9,195	8,080
TOTAL CURRENT LIABILITIES:	179,555	174,312
Deferred tax liabilities, non-current	15,078	23,330
Deferred revenue, non-current	6,854	6,748
Notes payable	71,572	2,263
Other non-current liabilities	15,228	14,313
TOTAL LIABILITIES	288,287	220,966

COMMITMENTS AND CONTINGENCIES

EQUITY:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized, 0 shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively	—	—
Common stock, $0.0001 par value; 375,000,000 shares authorized, 80,158,022 and 79,626,261 shares issued, 77,104,388 and 76,572,627 shares outstanding, at March 31, 2015 and December 31, 2014, respectively	8	8
Non-voting common stock, $0.0001 par value; 25,000,000 shares authorized, 0 shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively	—	—
Treasury stock, 3,053,634 shares at March 31, 2015 and December 31, 2014	(30,659)	(30,659)
Additional paid-in capital	665,732	645,110
Subscriptions receivable	(509)	(503)
Accumulated deficit	(304,762)	(301,331)
Accumulated other comprehensive (loss) income	(224)	4
TOTAL GLOBAL EAGLE ENTERTAINMENT INC. STOCKHOLDERS' EQUITY	329,586	312,629
TOTAL LIABILITIES AND EQUITY	$617,873	$533,595

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GLOBAL EAGLE ENTERTAINMENT INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In thousands, except per share amounts)

	Three Months Ended March 31,
	2015	2014
Revenue	$100,305	$85,968
Operating expenses:
Cost of sales	69,426	65,117
Sales and marketing expenses	3,275	2,835
Product development	7,230	3,922
General and administrative	18,119	17,067
Amortization of intangible assets	5,983	6,419
Restructuring charges	302	—
Total operating expenses	104,335	95,360
Loss from operations	(4,030)	(9,392)
Other income (expense):
Interest expense, net	(245)	(161)
Change in fair value of derivatives	954	(15,538)
Other (expense) income, net	(796)	199
Loss before income taxes	(4,117)	(24,892)
Income tax (benefit) expense	(686)	1,257
Net loss	(3,431)	(26,149)
Net income attributable to non-controlling interests	—	194
Net loss attributable to Global Eagle Entertainment Inc. common stockholders	$(3,431)	$(26,343)

Net loss per common share -- basic	$(0.04)	$(0.37)
Net loss per common share -- diluted	$(0.06)	$(0.37)

Weighted average common shares - basic	76,874	71,978
Weighted average common shares - diluted	78,725	71,978

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GLOBAL EAGLE ENTERTAINMENT INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)
(In thousands)

	Three Months Ended March 31,
	2015	2014
Net loss	$(3,431)	$(26,149)
Other comprehensive income (loss):
Unrealized foreign currency translation losses	(228)	—
Unrealized gains (losses) on available for sale securities
Unrealized gain on available for sale securities	—	91
Unrealized gain on available for sale securities, net	—	91
Other comprehensive (loss) income	(228)	91
Comprehensive loss	(3,659)	(26,058)
Comprehensive income attributable to non-controlling interests	—	200
Comprehensive loss attributable to Global Eagle Entertainment Inc. common stockholders	$(3,659)	$(26,258)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GLOBAL EAGLE ENTERTAINMENT INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)
(In thousands)

	Common Stock		Treasury Stock		Additional	Subscriptions	Accumulated	Accumulated Other	Total
	Shares	Amount	Shares	Amount	Paid-in Capital	Receivable	Deficit	Comprehensive Income (Loss)	Stockholders' Equity
Balance at December 31, 2014	79,626	$8	(3,054)	$(30,659)	$645,110	$(503)	$(301,331)	$4	$312,629
Exercise of stock options and warrants	532	—	—	—	5,323	—	—	—	5,323
Equity component of convertible senior notes	—	—	—	—	12,674	—	—	—	12,674
Stock-based compensation		—	—	—	2,550	—	—	—	2,550
Interest income on subscription receivable	—	—	—	—	—	(6)	—	—	(6)
Excess tax benefit related to the exercise of stock option	—	—	—	—	75	—	—	—	75
Other comprehensive income	—	—	—	—	—	—	—	(228)	(228)
Net loss	—	—	—	—	—	—	(3,431)	—	(3,431)
Balance at March 31, 2015	80,158	$8	(3,054)	$(30,659)	$665,732	$(509)	$(304,762)	$(224)	$329,586

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GLOBAL EAGLE ENTERTAINMENT INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Three Months Ended March 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,431)	$(26,149)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	8,165	9,395
Non-cash interest expense, net	97	—
Change in fair value of derivative financial instrument	(954)	15,538
Stock-based compensation	2,550	2,616
Deferred income taxes	(3,748)	(1,563)
Other	170	81
Changes in operating assets and liabilities:
Accounts receivable	(6,733)	1,533
Inventory and content library	1,205	(4,645)
Prepaid expenses and other assets	(1,841)	(4,986)
Accounts payable and accrued expenses	44	4,472
Deferred revenue	(393)	248
Other liabilities	1,115	587
NET CASH USED IN OPERATING ACTIVITIES	(3,754)	(2,873)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(2,651)	(2,032)
NET CASH USED IN INVESTING ACTIVITIES	(2,651)	(2,032)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of convertible senior notes	81,250	—
Repayments of notes payable	(282)	(3,099)
Proceeds from the exercise of common stock options	4,963	—
Other financing activities, net	(105)	(239)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	85,826	(3,338)
Effects of exchange rate movements on cash and cash equivalents	221	—
Net increase (decrease) in cash and cash equivalents	79,642	(8,243)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	197,648	258,796
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$277,290	$250,553

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Global Eagle Entertainment Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1.     Business

Global Eagle Entertainment Inc. ("GEE"), is a Delaware corporation headquartered in Los Angeles, California. GEE together with its consolidated subsidiaries is referred to as the “Company”. The Company's business is focused on providing Wi-Fi Internet Connectivity and Content to the travel industry.
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
Content

The Company's Content services offering selects, manages, provides lab services, and distributes wholly owned and licensed media content, video and music programming, applications, and video games to airlines, as well as to the maritime and other away from home non-theatrical markets.
The Company's Content operations commenced on January 31, 2013, when the Company acquired 86% of the issued and outstanding shares of Advanced Inflight Alliance AG ("AIA") (the "AIA stock purchase"). In 2013, the Company acquired additional outstanding shares of AIA to increase its ownership of AIA's shares to 94%, and in April 2014, the Company acquired the remaining outstanding shares in AIA.
Note 2. Basis of Presentation and Summary of Significant Accounting Policies

The following is a summary of the significant accounting policies consistently applied in the preparation of the accompanying condensed consolidated financial statements.

Basis of Presentation

The accompanying interim condensed consolidated balance sheet as of March 31, 2015, the condensed consolidated statements of operations, the condensed consolidated statements of comprehensive loss and the condensed consolidated statements of cash flows for the three month periods ended March 31, 2015 and 2014, and the condensed consolidated statement of stockholders' equity for the three month period ended March 31, 2015, are unaudited.

In the opinion of the Company's management, the unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of the Company's statement of financial position as of March 31, 2015, and its results of operations and cash flows for the three month periods ended March 31, 2015 and 2014. The results for the three month period ended March 31, 2015 are not necessarily indicative of the results expected for the full year. The consolidated balance sheet as of December 31, 2014 has been derived from the Company's audited financial statements included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission ("SEC") on March 17, 2015 (the "2014 Form 10-K").

The interim unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to SEC Form 10-Q and Article 10 of SEC Regulation S-X. They do not include all of the information and footnotes required by GAAP for complete financial statements. Therefore, these financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in the Company's 2014 Form 10-K.

Table of Content
Global Eagle Entertainment Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Principles of Consolidation

The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned and majority-owned subsidiaries. Acquisitions are included in the Company's condensed consolidated financial statements from the date of the acquisition. The Company's purchase accounting for acquisitions resulted in all assets and liabilities of acquired businesses being recorded at their estimated fair values on the acquisition dates. All intercompany balances and transactions have been eliminated in consolidation.

Investments that the Company has the ability to control, and where it is the primary beneficiary, are consolidated. Any non-controlling interests in a Company's subsidiary earnings or losses, such as in AIA before April 23, 2014, are included in net income attributable to non-controlling interests in the Company's condensed consolidated statements of operations. Any investments in affiliates over which the Company has the ability to exert significant influence, but does not control and it is not the primary beneficiary, such as its historical investment in Allegiant Systems, Inc., were accounted for using the equity method of accounting. Investments in affiliates for which the Company has no ability to exert significant influence are accounted for using the cost method of accounting.

Use of Estimates

The preparation of the Company's unaudited condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue (relative selling price of deliverables) and expenses during the reporting period. Significant items subject to such estimates and assumptions include revenue, allowance for doubtful accounts, the assigned value of acquired assets and assumed and contingent liabilities associated with business combinations, valuation of media content inventory, useful lives and impairment of property and equipment, intangible assets, goodwill and other assets, the fair value of the Company's equity-based compensation awards and convertible debt instruments, and deferred income tax assets and liabilities. Actual results could differ materially from those estimates. On an ongoing basis, the Company evaluates its estimates compared to historical experience and trends, which form the basis for making judgments about the carrying value of assets and liabilities.

Segments of the Company

The Company reports its operations under two segments, Connectivity and Content. The Company's Connectivity segment provides airline customers and their passengers Wi-Fi connectivity over Ku-band satellite transmissions. The Company's Content segment selects, manages, and distributes owned and licensed media content, video and music programming, applications, and video games to the airline, maritime and non-theatrical markets.

The decision to report two segments is principally based upon how the Company's chief operating decision maker (“CODM”) manages the Company's operations as two segments for purposes of evaluating financial performance and allocating resources. The CODM reviews revenue, cost of sales expense, and contribution profit information separately for the Company's Connectivity and Content businesses. Total segment contribution profit provides the CODM, investors and equity analysts a measure to analyze operating performance of each of the Company's business segments and its enterprise value against historical data and competitors' data, although historical results may not be indicative of future results, as operating performance is highly contingent on many factors, including customer tastes and preferences. All other financial information is reviewed by the CODM on a consolidated basis.

Table of Content
Global Eagle Entertainment Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Segment revenue, expenses and contribution profit for the three month periods ended March 31, 2015 and 2014 derived from the Company's Content and Connectivity segments were as follows (in thousands):

	Three Months Ended March 31,
	2015			2014
	Content	Connectivity	Consolidated	Content	Connectivity	Consolidated
Revenue:
Licensing and services	$71,650	$22,200	$93,850	$63,590	$16,494	$80,084
Equipment	—	6,455	6,455	—	5,884	5,884
Total revenue	71,650	28,655	100,305	63,590	22,378	85,968
Operating expenses:
Cost of sales
Licensing and services	50,002	13,698	63,700	46,144	13,722	59,866
Equipment	—	5,726	5,726	—	5,251	5,251
Total Cost of sales	50,002	19,424	69,426	46,144	18,973	65,117
Contribution profit	21,648	9,231	30,879	17,446	3,405	20,851
Other operating expenses			34,909			30,243
Loss from operations			$(4,030)			$(9,392)

Revenue Recognition

The Company recognizes revenue when four basic criteria are met: persuasive evidence of a sales arrangement exists; performance of services has occurred; the sales price is fixed or determinable; and collectability is reasonably assured. The Company considers persuasive evidence of a sales arrangement to be the receipt of a signed contract or standard purchase order. Collectability is assessed based on a number of factors, including transaction history and the credit-worthiness of a customer. If it is determined that the collection is not reasonably assured, revenue is not recognized until collection becomes reasonably assured, which is generally upon receipt of cash. The Company records cash received in advance of revenue recognition as deferred revenue.

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

In certain cases where the Company sells its equipment on a stand-alone basis, it may charge a fee for obtaining Supplemental Type Certificates (“STC”) obtained from the Federal Aviation Administration, which allow its equipment to operate on certain

Table of Content
Global Eagle Entertainment Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

model/type of aircraft. To the extent that the Company contracts to charge STC fees in equipment-only sales, the Company will record these fees as revenue. No STC fee revenue was recognized during the three months ended March 31, 2015. Total STC fees recognized as revenue for the three months ended March 31, 2014 was $0.2 million.

Included in equipment revenue are certain deferred obligations that exist pursuant to the Company's contractual arrangements, which typically include, but are not limited to, technical support, regulatory support, network support and installation support. These support-based arrangements are customarily bundled with the Company's contracts and are accounted for as a single unit of account. To the extent that these support services have value on a standalone basis, the Company allocates revenue to each element in the arrangement based upon their relative fair values. Fair value is determined based upon the best estimate of the selling price, and the fair value of undelivered elements is deferred and recognized over the performance or contractual period and is included in equipment revenue. The most significant of the deferred obligations is typically network support, which includes 24/7 operational support for the airlines for which the Company incurs significant and periodic external and internal costs to deliver on a daily basis.

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

Content

Licensing Revenue. Content licensing revenue is principally generated through the sale or license of media content, video and music programming, applications, and video games to the airlines, maritime and non-theatrical markets, and to a lesser extent through various services such as encoding and editing of media content. Revenue from the sale or license of content is recognized when the content has been delivered and the contractual performance obligations have been fulfilled, generally at the time a customer's license period begins. For arrangements in which the license period commences after the delivery of content, revenue is not recognized until the license period commences even if delivery and performance obligations have already occurred. In certain cases, the Company estimates licensing revenues from airline customers. The Company believes it has the ability to reasonably estimate the amounts that will ultimately be collected such that it recognizes these amounts when earned.

Services Revenue. Content services revenue, such as technical services, the encoding of video products, development of graphical interfaces or the provision of materials, are billed and recognized as services are performed.

Costs of Sales

Connectivity

Connectivity cost of sales consist primarily of equipment fees paid to third party manufacturers, certain revenue recognized by the Company and shared with its customers or partners as a result of its revenue-sharing arrangements, Internet connection and satellite charges and other platform operating expenses associated with the Company's Connectivity business, including depreciation of internally developed software, website development costs, and hardware used to build and operate the Company's Connectivity platform, and personnel costs relating to information technology.

Table of Content
Global Eagle Entertainment Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Content

Content cost of sales consist primarily of the costs to license or purchase media content, and direct costs to service content for the airlines. Included in Content cost of sales is amortization expense associated with the purchase of film content libraries acquired in business combinations and in the ordinary course of business of $0.2 million and $1.3 million for the three months ended March 31, 2015 and 2014, respectively.

Product Development

Product research and software development costs, other than certain internal-use software costs qualifying for capitalization, are expensed as incurred. Costs of computer software or websites developed or obtained for internal use that are incurred in the preliminary project and post implementation stages are expensed as incurred. Certain costs of developing internal-use software incurred during the application and development stage, which include employee and outside consulting compensation and related expenses, costs of computer hardware and software, website development costs and costs incurred in developing additional features and functionality of the services, are capitalized. The estimated useful life of costs capitalized is evaluated for each specific project. Capitalized costs are generally amortized using the straight-line method over a three year estimated useful life, beginning in the period in which the software is ready for its intended use. Unamortized amounts are included in property and equipment, net in the accompanying condensed consolidated balance sheets. Capitalized software development costs totaled $0.6 million and $0.6 million for the three months ended March 31, 2015 and 2014, respectively.

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

Stock-Based Compensation

Stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service period, which is the vesting period, on a straight-line basis. The Company uses the Black-Scholes option pricing model to determine the grant date fair value of stock options. This model requires the Company to estimate the expected volatility and the expected term of the stock options which are highly complex and subjective variables. The variables take into consideration, among other things, actual and projected employee stock option exercise behavior. The Company uses a predicted volatility of its stock price during the expected life of the options that is based on the historical performance of the Company's stock price as well as including an estimate using similar companies. Expected term is computed using the simplified method as the Company's best estimate given its lack of actual exercise history. The Company has selected a risk-free rate based on the implied yield available on U.S. Treasury securities with a maturity equivalent to the expected term of the stock. Stock-based awards are comprised principally of stock options and restricted stock units (RSUs").

Stock options issued to non-employees are accounted for at fair value determined using the Black-Scholes option-pricing model. Management believes that the fair value of the stock options is more reliably measured than the fair value of the services received. The fair value of each non-employee stock-based compensation award is re-measured each period until performance is complete, which is generally the vesting date.

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

Table of Content
Global Eagle Entertainment Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Restricted Cash

The Company maintains certain letters of credit agreements with its airlines partners, which are secured by the Company’s cash for periods of less than one year and up to three years. As of March 31, 2015 and December 31, 2014, the Company had restricted cash of $3.7 million and $3.7 million, respectively. As of March 31, 2015 and December 31, 2014, $1.5 million and $2.2 million of restricted cash is included in other current and other non-current assets, respectively, in the condensed consolidated balance sheets.

Long-Lived Assets

The Company evaluates the recoverability of its long-lived assets with finite useful lives, including its infinite lived intangible assets acquired in business combinations, for impairment when events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. Such trigger events or changes in circumstances may include: a significant decrease in the market price of a long-lived asset, a significant adverse change in the extent or manner in which a long-lived asset is being used, significant adverse change in legal factors or in the business climate, including those resulting from technology advancements in the industry, the impact of competition or other factors that could affect the value of a long-lived asset, a significant adverse deterioration in the amount of revenue or cash flows we expect to generate from an asset group, an accumulation of costs significantly in excess of the amount originally expected for the acquisition or development of a long-lived asset, current or future operating or cash flow losses that demonstrate continuing losses associated with the use of a long-lived asset, or a current expectation that, more likely than not, a long-lived asset will be sold or otherwise disposed of significantly before the end of its previously estimated useful life. The Company performs impairment testing at the asset group level that represents the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. If events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable and the expected undiscounted future cash flows attributable to the asset group are less than the carrying amount of the asset group, an impairment loss equal to the excess of the asset's carrying value over its fair value is recorded. Fair value is determined based upon estimated discounted future cash flows. Through March 31, 2015, the Company has identified no such impairment loss. Assets to be disposed of would be separately presented on the balance sheets and reported at the lower of their carrying amount or fair value less costs to sell, and would no longer be depreciated or amortized.

Inventory

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

At March 31, 2015 and December 31, 2014, there was approximately $8.0 million and $7.8 million, respectively, of deferred equipment costs included in inventory and other non-current assets. The deferred equipment costs pertain to certain costs expended in advance of services for one airline, and are being amortized ratably over the underlying term of the agreement through 2020.

The Company is not directly responsible for warranty costs related to equipment it sells to its customers. The vendors that supply each of the individual parts, which comprise the assemblies sold by the Company to customers, are responsible for equipment warranty directly to the customer.

Content Library

The content library acquired in the AIA stock purchase is recorded at fair value. The useful life of licensed film rights within the content library corresponds to the respective period over which the film rights will be licensed and generate revenues, generally a period of one year or less. Licensed film rights are amortized ratably over their expected revenue streams and included in cost of sales. Certain film rights in the Company's portfolio may be used in perpetuity under certain conditions. The content library is tested for impairment periodically, but no less than annually. Considering the marketability of the given film right, an impairment loss is recognized as necessary. If the estimated future cash flows for a given film right are lower than its carrying amount as of the reporting date, an impairment loss is recognized in such period.

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

In 2013, the Company capitalized the costs of certain Connectivity equipment, which is installed on aircraft of a single customer to facilitate expanded services, on its balance sheet as the Company retains legal title to the equipment over a five-year use period, and is amortizing these costs over their five-year useful life period.

Intangible Assets and Goodwill

The Company performs valuations of assets acquired and liabilities assumed on each acquisition accounted for as a business combination, and allocates the purchase price of each acquired business to its respective net tangible and intangible assets. Acquired intangible assets principally include customer relationships, technology, and content library. The Company determines the appropriate useful life by performing an analysis of expected cash flows based on historical experience of the acquired businesses. Intangible assets are amortized over their estimated useful lives using the straight-line method, which approximates the pattern in which the majority of the economic benefits are expected to be consumed. Amortization of film rights intangible assets with finite useful lives is recognized in the condensed consolidated statements of operations under cost of sales.

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

As of March 31, 2015 and December 31, 2014, goodwill of $52.8 million and $53.0 million was attributed to the Company's Content reporting unit. The Company's most recent annual impairment analysis was performed in the fourth quarter of the year

Table of Content
Global Eagle Entertainment Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

ended December 31, 2014 and indicated that there was no impairment of goodwill at that time. Through March 31, 2015, the Company has identified no impairment loss associated with its goodwill.

Business Acquisitions

On January 31, 2013, the Company completed the acquisition of 86% of the issued and outstanding shares of AIA, a media content distributor to the airline industry with corporate headquarters based in Munich, Germany as part of a business combination transaction between Global Eagle Acquisition Corp, AIA and Row 44, Inc. (the "Business Combination"). On July 9, 2013, the Company acquired substantially all of the assets of Post Modern Edit, LLC and related entities ("PMG"). On October 18, 2013, the Company completed the acquisition of 100% of the issued and outstanding shares of Travel Entertainment Group Equity Limited and subsidiaries ("IFES"). On August 2, 2014, the Company acquired substantially all of the assets of Purple Inflight Entertainment Private, Ltd ("Purple"). All of these acquisitions were accounted for as business combinations.

The Company accounts for acquisitions of businesses using the purchase method of accounting where the cost is allocated to the underlying net tangible and intangible assets acquired, based on their respective estimated fair values. The excess of the purchase price over the estimated fair values of the net assets acquired is recorded as goodwill. Determining the fair value of certain acquired assets and liabilities is subjective in nature and often involves the use of significant estimates and assumptions, including, but not limited to, the selection of appropriate valuation methodology, projected revenue, expenses and cash flows, weighted average cost of capital, discount rates, estimates of advertiser and publisher turnover rates and estimates of terminal values. Additionally, any non-controlling interests in an acquired business are recorded at their acquisition date fair values. Business acquisitions are included in the Company's condensed consolidated financial statements as of the date of the acquisition.

Deferred Revenue and Costs

Deferred revenue consists substantially of amounts received from customers in advance of the Company's performance service period and fees deferred for future support services. Deferred revenue is recognized as revenue on a systematic basis that is proportionate to the period that the underlying services are rendered, which in certain arrangements is straight line over the remaining contractual term or estimated customer life of an agreement.

In the event the Company sells its equipment at or below its cost, and a portion of the related equipment revenue was allocated to other elements in the arrangement, the Company will defer an equal amount of such equipment costs on its balance sheets. Deferred costs are amortized to expense concurrent with the recognition of the related revenue and the expense is included in cost of sales.

Net Income (Loss) Per Share

Basic earnings (loss) per share (EPS) is computed using the weighted-average number of common shares outstanding during the period. Diluted earnings (loss) per share are computed using the weighted-average number of common shares and the dilutive effect of contingent shares outstanding during the period. Potentially dilutive contingent shares, which primarily consist of stock options issued to employees and consultants, restricted stock units, warrants issued to third parties and accounted for as equity instruments and convertible senior notes have been excluded from the diluted income (loss) per share calculation because their effect is anti-dilutive. As illustrated in the table below, the change in the fair value of the Company’s warrants, which are assumed to be converted into the Company’s common stock upon exercise, are adjusted to net income for purposes of computing dilutive earnings (loss) per share for the three months ended March 31, 2015. Common shares to be issued upon the exercise of warrant instruments classified as liabilities are included in the calculation of diluted income (loss) per share when dilutive.

The computation for basic and diluted EPS was as follows (in thousands, except per share data):

Table of Content
Global Eagle Entertainment Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Three Months Ended March 31,
	2015	2014
Net income (loss) (numerator):
Net loss	$(3,431)	$(26,149)
Income allocable to non-controlling interests	—	194
Net loss for basic EPS	(3,431)	(26,343)

Less: adjustment for change in fair value on warrants liability for diluted EPS after assumed exercise of warrants liability	954	—
Net loss for dilutive EPS	$(4,385)	$(26,343)

Shares (denominator):
Weighted-average shares for basic EPS	76,874	71,978
Effect of assumed exercise of warrants liability	1,851	—
Adjusted weighted-average share for diluted EPS	78,725	71,978

Basic loss per share	$(0.04)	$(0.37)
Diluted loss per share	$(0.06)	$(0.37)

Securities not included in the calculation of diluted loss per share were as follow (in thousands):

	Three Months Ended March 31,
	2015	2014

Stock options	2,708	1,742
Restricted stock units	25	—
Non-employees stock options	3	—
Equity warrants	537	2,904
Liability warrants	—	4,785
Convertible notes	2,026	—

Foreign Currency

The vast majority of the Company's foreign subsidiaries’ customers are airlines and major U.S.-based studios. As the standard currency of transacting for service revenue and related costs of the worldwide airline industry is the U.S. Dollar, the Company concluded that the financial position and results of operations of the majority of its foreign subsidiaries are determined using the U.S. dollar currency as the functional currency. Current or liquid assets and liabilities of these subsidiaries are remeasured at the exchange rate in effect at each period end. Long term assets such as goodwill, purchased intangibles and property and equipment are remeasured at historical exchange rates. The vast majority of the income statement accounts are translated at the average rate of exchange prevailing during the period, with the exception of amortization and depreciation expense, which are remeasured using historical exchange rates. Adjustments arising from the fluctuations in exchange rates for the remeasurement of financial statements from period to period are included in the condensed consolidated statements of operations.

Table of Content
Global Eagle Entertainment Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Income Taxes

Deferred income tax assets and liabilities are recognized for temporary differences between the financial statement carrying amounts of assets and liabilities and the amounts that are reported in the income tax returns. Deferred taxes are evaluated for realization on a jurisdictional basis. The Company records valuation allowances to reduce deferred tax assets to the amount that is more likely than not to be realized. In making this assessment, management analyzes future taxable income, reversing temporary differences and ongoing tax planning strategies. Should a change in circumstances lead to a change in judgment about the realizability of deferred tax assets in future years, the Company will adjust related valuation allowances in the period that the change in circumstances occurs, along with a corresponding increase or charge to income. Due to the uncertainty over its ability to realize future taxable income in certain jurisdictions, the Company has recorded a valuation allowance of $56.6 million and $70.9 million against its domestic deferred tax assets as of March 31, 2015 and December 31, 2014, respectively, and $2.9 million and $2.8 million against its foreign deferred tax assets as of March 31, 2015 and December 31, 2014, respectively.

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

The following tables summarize the Company's financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2015, and December 31, 2014, respectively (in thousands):

	March 31, 2015	Quotes Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Earn-out liability (1)	$1,710	$—	$—	$1,710
Global Eagle warrants (2)	51,660	51,660	—	—
Total financial liabilities	$53,370	$51,660	$—	$1,710

(1) Includes $1.7 million earn-out liability for Entertainment in Motion, Inc. ("EIM"), a subsidiary of AIA, assumed in the Business Combination.
(2) Includes 10,129,508 public warrants.

Table of Content
Global Eagle Entertainment Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

	December 31, 2014	Quotes Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Earn-out liability (1)	$1,710	$—	$—	$1,710
Global Eagle warrants (2)	52,671	52,671	—	—
Total financial liabilities	$54,381	$52,671	$—	$1,710

(1) Includes $1.7 million earn-out liability for EIM, a subsidiary of AIA, assumed in the Business Combination.
(2) Includes 10,148,508 public warrants.

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

Derivative Warrants. The fair value of the outstanding warrants issued in our initial public offering ("public warrants"), recorded as derivative warrant liabilities, is determined by the Company using the quoted market prices for the public warrants, which are traded over the counter. On reporting dates where there are no active trades, the Company uses the last reported closing trade price of the public warrants to determine the fair value. The Company recorded an income (loss) from the change in the fair value of these warrants during the three months periods ended March 31, 2015 and 2014 of $1.0 million and $(15.5) million, respectively.

Financial Liabilities. The following table shows both the carrying amounts, which approximate the fair values, of the Company's financial liabilities in the condensed consolidated financial statements at March 31, 2015 and December 31, 2014, respectively (in thousands):

	March 31, 2015		December 31, 2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial liabilities:
Convertible senior notes (1)	$69,564	$81,469	$—	$—
Notes payable	$2,760	$2,760	$3,015	$3,015
(1) The fair value of the Notes is inclusive of the conversion feature, which was originally allocated for reporting purposes at $13.0 million, and is included in the condensed consolidated balance sheets within "Additional paid-in capital" (see Note 11).

Convertible Senior Notes

The estimated fair value of the Notes, which are classified as level 2 financial instruments, was determined based on the quoted bid price of the Notes in an over-the-counter secondary market on March 31, 2015.

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

The following table presents the fair value roll-forward reconciliation of level 3 assets and liabilities measured at fair value basis for the period ended March 31, 2015 (in thousands):

Table of Content
Global Eagle Entertainment Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Earn-Out Liability
Balance, December 31, 2014	$1,710
Change in value	—
Balance, March 31, 2015	$1,710

Reclassification

Certain prior year amounts have been reclassified to conform to the current year presentation.

Recent Accounting Pronouncements

In May 2014, a new accounting standard was issued that amends the guidance for the recognition of revenue from contracts with customers to transfer goods and services. This new standard will be effective for interim and annual periods beginning January 1, 2017, and is required to be adopted using either a full retrospective or a modified retrospective approach, and early adoption is not permitted. Management is currently evaluating the impact that this new standard will have on our financial statements.

In April 2015, a new accounting standard was issued that amends the presentation for debt issuance costs. Upon adoption, such costs shall be presented on our consolidated balance sheets as a direct deduction from the carrying amount of the related debt liability and not as a deferred charge presented in Other assets on our consolidated balance sheets. This new standard will be effective for interim and annual periods beginning on January 1, 2016, and is required to be retrospectively adopted. Adoption of this new standard is not expected to have a material impact on our consolidated balance sheets or related disclosures.

Note 3. Goodwill

The following table presents the changes in the Company’s goodwill balance for the periods presented (in thousands).

Balance at December 31, 2014	$53,014
Currency translation adjustment	(258)
Balance at March 31, 2015	$52,756

Goodwill arose from the acquisitions of AIA, PMG, IFES and Purple in 2013 and 2014. No goodwill existed prior to 2013.

Table of Content
Global Eagle Entertainment Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 4. Property, Plant, and Equipment, net

At March 31, 2015 and December 31, 2014, property, plant, and equipment, net consisted of the following (in thousands):

	March 31, 2015	December 31, 2014
Leasehold improvements	$2,023	$1,592
Furniture and fixtures	1,932	2,293
Equipment	18,079	17,593
Computer equipment	5,400	4,115
Computer software	5,862	5,950
Automobiles	286	307
Buildings	2,649	2,649
Albatross (aircraft)	425	425
Other	1,040	1,501
Total property, plant, and equipment	37,696	36,425
Accumulated depreciation	(13,292)	(12,774)
Property, plant, and equipment, net	$24,404	$23,651

Depreciation expense for property, plant, and equipment amounted to $2.0 million and $1.6 million for the three months ended March 31, 2015 and 2014 respectively.

Depreciation expense, including software amortization expense, by classification for the three months ended March 31, 2015 and 2014 is shown below (in thousands):

	Three Months Ended March 31,
	2015	2014
Depreciation expense:
Cost of sales	$667	$721
Sales and marketing	155	123
Product development	341	170
General and administrative	869	623
Total depreciation expense	$2,032	$1,637

Note 5. Intangible Assets, net

As a result of the Business Combination, the Company acquired definite-lived intangible assets that are primarily amortized on a straight-line basis. The Company's definite-lived intangible assets have assigned useful lives ranging from 1.5 to 8 years (weighted average of 5.7 years).

Table of Content
Global Eagle Entertainment Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Intangible assets, net at March 31, 2015, consisted of the following (in thousands):

			March 31, 2015
	Weighted Average Useful Lives		Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Intangible assets:
Definite life:
Existing technology - software	7 years		$2,575	$(797)	$1,778
Existing technology - games	5 years		12,331	(5,343)	6,988
Developed technology	8 years		7,317	(1,372)	5,945
Customer relationships	7.2 years		119,879	(35,143)	84,736
Other	2.5 years		7,310	(3,800)	3,510
Content library (acquired post Business Combination)	1.5 years	(1)	34,735	(22,278)	12,457
Content library (acquired in the Business Combination)	1.5 years		14,298	(14,298)	—
			$198,445	$(83,031)	$115,414
Currency translation adjustment					(130)
Total intangible assets					$115,284

			December 31, 2014
	Weighted Average Useful Lives		Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Intangible assets:
Definite life:
Existing technology - software	7 years		$2,575	$(705)	$1,870
Existing technology - games	5 years		12,331	(4,727)	7,604
Developed technology	8 years		7,317	(1,143)	6,174
Customer relationships	7.2 years		119,879	(30,437)	89,442
Other	2.5 years		7,319	(3,448)	3,871
Content library (acquired in Business Combination)	1.5 years		14,298	(14,148)	150
Content library (acquired post Business Combination)	1.5 years	(1)	31,949	(18,586)	13,363
Total intangible assets			$195,668	$(73,194)	$122,474

(1) Useful estimate based upon the content library acquired in the Business Combination, which approximates historical experience.

Content library that is expected to be licensed and generates revenues within the next twelve months is classified as Content library, current, on the Company's condensed consolidated balance sheets as of March 31, 2015 and December 31, 2014. The remainder of content library is classified and included within the intangible asset amount. The Company expects to record amortization of the intangible assets as follows (in thousands):

Year ending December 31,	Amount
2015 (remaining nine months)	$26,927
2016	25,505
2017	19,481
2018	15,874
2019	10,992
Thereafter	16,505
Total	$115,284

Table of Content
Global Eagle Entertainment Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

The Company recorded amortization expense, excluding amortization of content library (acquired post business combination) of $6.1 million and $7.8 million for the three months ended March 31, 2015 and 2014, respectively. Amortization expense excludes the amortization of the content library, which is included in cost of sales.

Note 6. Available For Sale (“AFS”) Securities

At March 31, 2014, the Company held $0.6 million of AFS equity securities at an unrealized gain of approximately $0.1 million. During the year ended December 31, 2014, the Company sold this investment for proceeds of approximately $0.6 million and recognized a gain of approximately $0.1 million.

Note 7.    Commitments and Contingencies

Movie License and Internet Protocol Television (IPTV) Commitments
In the ordinary course of business and as a result of the Business Combination, the Company has certain long-term commitments including movie license fees and guaranteed minimum payments owed to movie content providers. In addition, the Company has certain long-term arrangements with service and television providers to license and provide content and IPTV services that are subject to future guaranteed minimum payments.
Operating Lease Commitments

Operating lease commitments include payments on outstanding, noncancelable, operating lease obligations. The Company leases its operating facilities under noncancelable operating leases that expire through 2025. The Company also leases certain facilities and vehicles under month-to-month arrangements. Total rent expense for the three months ended March 31, 2015 and 2014 was $0.9 million and $1.1 million, respectively. The Company is responsible for certain operating expenses in connection with these leases.

Satellite Cost Commitments

During the three months ended March 31, 2015 the Company had in place a Master Services Agreement ("MSA") with its satellite service provider to provide for satellite capacity over Russia, the North Atlantic and for expansion of its existing capacity in the U.S. and Europe. As of December 31, 2014, the remaining MSA satellite cost commitments totaled up to $289.8 million through December 31, 2027. The Company expenses these satellite fees in the month the service is provided as a charge to cost of services.

During the year ended December 31, 2014, the Company entered into a satellite service agreement with New Skies Satellites B.V. (“SES”) that will provide global, Ku-band satellite bandwidth to GEE for use in GEE’s in-flight connectivity system. The SES agreement required the Company to make an up-front pre-payment of $4.0 million as well as to make two additional pre-payments each upon the achievement of certain milestones relating to the development by SES of future Capacity Services, with such additional pre-payments being due no earlier than June 30, 2015 and January 1, 2016, respectively. During the three months ended March 31, 2015, the Company entered into an agreement with Hughes Network Systems, LLC (“HNS”) to administer and assume the underlying obligations under the SES agreement, and transferred its $4.0 million SES prepayment to HNS. These pre-payments will be applied to certain service fees as they become due. In the event that the HNS agreement is terminated, HNS will refund the pre-payments, less any amounts applied to services rendered or scheduled to be rendered.
Legal Matters

On May 6, 2014, UMG Recordings, Inc., Capital Records, Universal Music Corp and entities affiliated with the foregoing (collectively, “UMG”) filed suit in the United States District Court for the Central District of California against the Company and Inflight Productions Ltd. (“IFP”) for copyright infringement and related claims and unspecified money damages. IFP is a direct subsidiary of Global Entertainment AG (formally AIA) and an indirect subsidiary of the Company. Based on currently available information, the Company believes it and IFP have strong defenses and intend to defend vigorously against this lawsuit, but the outcome of this matter is inherently uncertain and could have a material adverse effect on the Company’s business, financial condition and results of operations. On July 1, 2014, American Airlines, Inc. (“American”) filed suit in Texas State Court, Tarrant County, against IFP, and filed an amended complaint on October 29, 2014, seeking a declaration that IFP is obligated to defend and indemnify American against claims that UMG may assert against American for copyright infringement insofar as such claims

Table of Content
Global Eagle Entertainment Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

arise out of American’s use of content provided by IFP during a limited period of time, and for breach of contract. On February 24, 2015, American was added as a defendant in UMG’s case against the Company and IFP. The American lawsuit seeks unspecified money damages and liquidated damages, as well as attorney’s fees. We participated in a non-binding mediation of the case with UMG on April 1, 2015, which did not result in a settlement. Based on currently available information, the Company believes that IFP has strong defenses and intends to defend vigorously against the UMG and American lawsuits, but the outcome of these matters is inherently uncertain and could have a material adverse effect on the Company’s business, financial condition and results of operations. As of March 31, 2015, the potential range of loss related to these matters cannot be determined.
On August 14, 2014, SwiftAir, LLC filed suit against our wholly owned subsidiary Row 44, Inc. and one of its customers for breach of contract, quantum meruit, unjust enrichment and similar claims and unspecified money damages in the Superior Court of California for the Country of Los Angeles. SwiftAir and Row 44 had a contractual relationship, which Row 44 terminated in 2013, with respect to the provision of destination deal content to one of Row 44’s connectivity customers. Based on currently available information, the Company believes that Row 44 has strong defenses and intends to defend vigorously against this lawsuit, but the outcome of this matter is inherently uncertain and could have a material adverse effect on the Company’s business, financial condition and results of operations. As of March 31, 2015, the potential range of loss related to this matter cannot be determined.
While the resolution of the above matters cannot be predicted with certainty, the Company does not believe, based on current knowledge, that the outcome of the currently pending claims or legal proceedings in which the Company is currently involved will have a material adverse effect on the Company's financial statements.
Other
Operating lease contracts usually have a contract period from 1 to 5 years. The movie license contracts have a contract period of 3 years. Minimum payments for already signed contracts are mainly to be paid within 12 months. Earn-out obligations associated with prior business combinations, including EIM and PMG, were accrued for in full as of December 31, 2014, and will fully be paid down in 2015.
Note 8. Related Party Transactions

Administrative Services

One of the Company's subsidiaries rents office space belonging to a company in which a member of such subsidiary's management has an ownership interest. There were no unpaid lease liabilities as of March 31, 2015 and December 31, 2014. The Company recognized rent expense of $60,000 each for the three month periods ended March 31, 2015 and 2014, respectively.

Office Lease Agreement with Employee

In connection with the acquisition of PMG, the Company acquired an office lease that is currently being occupied and used as part of operations in Irvine, California. This building is majority owned by one of the founding members of PMG, who was an employee of the Company at March 31, 2015. The lease terminates on March 31, 2024. The total rental expense incurred during the three months periods ended March 31, 2015 and 2014 was less than $0.1 million.

PMG Post-Closing Payment

In connection with the Company's purchase of substantially all of the assets of PMG in June 2013, the Company agreed to a post-closing payment based on the fulfillment of certain post-closing employment obligations by certain PMG executives (the "PMG Earn Out"), which the Company is required to account for as compensation to the sellers and is recognized as an expense, over the requisite service period. In June 2014, the Company modified the PMG Earn Out to waive the PMG Earn Out and certain other purchase obligations and PMG seller rights in exchange for cash consideration of $2.5 million (the “Additional PMG Consideration”). Fifty percent of the additional PMG Consideration was payable after 10 days from closing, and the remaining $1.25 million is payable in four quarterly installments through the first half of 2015. At March 31, 2015 and December 31, 2014, the remaining outstanding balance was approximately $0.6 million and $0.9 million, respectively. During the quarter ended March 31, 2015, the Company further modified the PMG Earn Out to accelerate the payment of the remaining $0.6 million payment to April 2015.

AIA Noncontrolling Interests Acquisition

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

AIA Earn-Out

The Company recognized an expense of $1.4 million during the year ended December 31, 2014 as a result of the remeasurement of the fair value of the earn-out liability acquired in the AIA stock acquisition. The earn-out is payable to a former and current employee of EIM, a wholly owned subsidiary. At March 31, 2015 and December 31, 2014, the outstanding balance relating to the earn-out liability was $1.7 million.

Note 9.     Stock Options and Warrants

Stock Options

In conjunction with the Business Combination, the Company adopted its 2013 Equity Incentive Plan, as amended (the "Plan"). Under the Plan, the Administrator of the Plan, which is the compensation committee of the Company's board of directors, may grant up to 7,500,000 stock options, restricted stock, restricted stock units and other incentive awards to employees, officers, non-employee directors, and consultants, and such options or awards may be designated as incentive or non-qualified stock options at the discretion of the Administrator. Employee stock option grants made prior to 2015 have 5-year terms and vest 1/4th on the anniversary of the vesting commencement date and 1/36th monthly thereafter, over a 3-year period. During the three months ended March 31, 2015, employee stock options were granted to the Company’s named executive officers that have 5-year terms and vest 1/4th on each anniversary date over a 4-year period. Stock options granted to the Board of Directors prior to 2015 have 5-year terms and vest monthly over two years from the vesting commencement date. During the three months ended March 31, 2015, stock options were granted to the Board of Directors for services in 2014 and over 2015 that have 5-year terms, and for grants made for 2014 services vest immediately and for grants made for 2015 services vest1/4th quarterly through December 31, 2015. Certain stock option awards have accelerated vesting provisions in the event of a change in control and/or termination without cause.

Fair values of the stock options at March 31, 2015 and 2014 were determined using the Black-Scholes model and the following weighted average level 3 assumptions:

	Three Months Ended March 31,
	2015	2014
Common stock price on grant date	$13.14	$16.88
Expected life (in years)	4.0	4.0
Risk-free interest rate	1.31%	1.75%
Expected stock volatility	50%	65%
Expected dividend yield	—%	—%
Fair value of stock options granted	$5.37	$8.48

Stock option activity for the three months ended March 31, 2015 is as follows:

Global Eagle Stock Option Plan	Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2015	5,771	$10.64
Granted	795	$13.14
Exercised	(513)	$9.84
Forfeited	(121)	$12.59
Outstanding at March 31, 2015	5,932	$11.01	3.73	$14,161
Vested and expected to vest at March 31, 2015	5,122	$10.95	3.64	$12,706
Exercisable at March 31, 2015	1,471	$10.44	2.75	$4,479

Table of Content
Global Eagle Entertainment Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Restricted stock units

The grant date fair value of an RSU equals the closing price of the Company's common stock on the grant date. During the three months ended September 30, 2014, the Company granted certain employees performance units in the form of RSUs. A performance unit gives the recipient the right to receive common stock that is contingent upon achievement of a specified pre-determined performance target for fiscal 2014 and the continuation of employment for a period of one year from the grant date. The number of shares issued totaled 77,687 shares of the Company’s common stock. During the three months ended March 31, 2015, the Company granted 123,000 RSUs to certain employees that vest 1/4th on the grant anniversary date over a 4-year term.

The following summarizes select information regarding our RSUs during the three months ended March 31, 2015:

	Units (in thousands)	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2015	59	$12.90
Granted	123	$13.15
Forfeited	(6)	$12.90
Balance nonvested at March 31, 2015	176	$13.07	$2,359
Vested and expected to vest at March 31, 2015	155	$13.07	$2,060

Stock-Based Compensation Expense

Stock-based compensation expense related to all employee and non-employee stock-based awards for the three months ended March 31, 2015 and 2014 were as follow, (in thousands):

	Three Months Ended March 31,
	2015	2014
Stock-based compensation expense:
Cost of services	$41	$—
Sales and marketing expenses	26	—
Product development	313	—
General and administrative	2,170	2,616
Total stock-based compensation expense	$2,550	$2,616

Warrants

The following is a summary of non-public warrants outstanding as of March 31, 2015 that the Company assumed in the Business Combination:

	Weighted Average Exercise Price per Warrant	Number of Warrants (as converted) (in thousands)	Weighted Average Remaining Life (in years)
Common stock warrants	$8.79	690	1.97
Series C Preferred stock warrants	$8.74	734	2.19

Table of Content
Global Eagle Entertainment Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Public warrants activity for the three months ended March 31, 2015 is as follows:

Global Eagle Warrants	Number of Warrants (in thousands)	Weighted Average Exercise price	Weighted Average Remaining Contractual Term (in years)
Outstanding at January 1, 2015	10,149	$11.5
Exercised	(19)	11.5
Outstanding and exercisable at March 31, 2015	10,130	$11.5	2.84

The Company accounts for 10,129,508 of Global Eagle's warrants as derivative liabilities at March 31, 2015. During the three months ended March 31, 2015 and 2014, the Company recorded approximately $1.0 million of income and $15.5 million of expense, respectively in the condensed consolidated statements of operations as a result of the remeasurement of these warrants at balance sheet date until exercised. The fair value of warrants issued by the Company has been estimated using the warrants' quoted public market price. In the event the Company’s closing stock price is at or above $17.50 for twenty of thirty consecutive trading days, the Company can call the 10,129,508 public warrants and force the holders to exercise their warrants at $11.50 per share, with estimated proceeds of approximately $116.5 million.

During the year ended December 31, 2014, the Company's Board of Directors authorized the Company to repurchase up to $25.0 million of GEE's public warrants. As of March 31, 2015, $23.6 million was available for warrants repurchases under this authorization. The amount the Company spends and the number of warrants repurchased varies based on a variety of factors including the stock price and blackout periods in which we are restricted from repurchasing warrants.

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
Income tax (benefit) expense for the three months ended March 31, 2015 and 2014 was $(0.7) million and $1.3 million respectively. The tax benefit for the three months ended March 31, 2015 was driven primarily by benefits realized resulting from internal restructuring during the period.
As of March 31, 2015 and December 31, 2014 the Company has recorded a valuation allowance of $59.5 million and $73.7 million against its domestic and foreign deferred tax assets, respectively, due to the uncertainties over its ability to realize future taxable income in those jurisdictions. As of March 31, 2015, the valuation allowance on domestic and foreign deferred tax assets were $56.6 million and $2.9 million, respectively.
As of March 31, 2015 and December 31, 2014, the Company had federal net operating loss carry-forwards ("NOLs") of $109.9 million and $128.4 million, respectively, and state net operating loss carry-forwards of $61.2 million and $64.8 million, respectively, which losses will begin to expire during the fiscal years ending in December 31, 2028 and 2018, respectively. These NOLs may be used to offset future taxable income, to the extent the Company generates any taxable income, and thereby reduce or eliminate future federal income taxes otherwise payable. Section 382 of the Internal Revenue Code imposes limitations on a corporation's ability to utilize NOLs if it experiences an ownership change as defined in Section 382. In general terms, an ownership change may result from transactions increasing the ownership of certain stockholders in the stock of a corporation by more than 50% over a three year period. In the event that an ownership change has occurred, or were to occur, utilization of the Company's NOLs would be subject to an annual limitation under Section 382 as determined by multiplying the value of the Company's stock at the time of the ownership change by the applicable long-term tax-exempt rate as defined in the Internal Revenue Code. Any

Table of Content
Global Eagle Entertainment Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

unused annual limitation may be carried over to later years. The Company could experience an ownership change under Section 382 as a result of events in the past in combination with events in the future. If so, the use of the Company's NOLs, or a portion thereof, against future taxable income may be subject to an annual limitation under Section 382, which may result in expiration of a portion of the NOLs before utilization. Therefore, the Company could be liable for income taxes sooner than otherwise would be true if the Company were not subject to Section 382 limitations. The Company plans to perform a study to determine the extent of the limitation. Any carry-forwards that expire prior to utilization as a result of such limitations will be removed, if applicable, from deferred tax assets with a corresponding reduction of the valuation allowance. Currently, the Company expects the utilization of our net operating loss and tax credit carry-forwards in the near term to be affected by certain limitations placed on these carry-forwards as a result of our previous ownership changes with PAR Capital.

As of March 31, 2015, the Company intends to reinvest the foreign earnings of its subsidiaries on an indefinite basis. As a result, deferred taxes have not been established for unremitted earnings of foreign subsidiaries.

The Company does not expect its uncertain tax position to materially change during the next twelve months.  As of March 31, 2015, the Company has recorded a $5.5 million cumulative liability for uncertain income tax positions largely pertaining to historical tax positions associated with one of its Canadian subsidiaries acquired as part of the AIA acquisition in January 2013, which includes accumulated interest and penalties of approximately $0.9 million.

Note 11.    Notes Payable and Bank Debts

Convertible Senior Notes

In February 2015, the Company issued $82.5 million principal amount of convertible senior notes due in 2035 (the “Convertible Notes”) in a private placement. The Convertible Notes were issued at par, pay interest semi-annually in arrears at an annual rate of 2.75% and mature on February 15, 2035, unless earlier repurchased, redeemed or converted. The Convertible Notes are convertible in certain circumstances and subject to certain conditions, based on an initial conversion rate of 53.9084 shares of common stock per $1,000 principal amount of notes (which represents an initial conversion price of approximately $18.55 per share), subject to adjustment. Holders of the Convertible Notes may convert their Convertible Notes at their option at any time prior to the close of business on the business day immediately preceding November 15, 2034, only if one or more of the following conditions has been satisfied: 1) during any calendar quarter beginning after March 31, 2015 if the closing price of the Company's common stock equals or exceeds 130% of the respective conversion price per share during a defined period at the end of the previous quarter, 2) during the five consecutive business day period immediately following any five consecutive trading day period in which the trading price per $1,000 principal amount of Convertible Notes for each trading day was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate on each such trading day; 3) if specified corporate transactions occur, or 4) if the Company calls any or all of the Convertible Notes for redemption, at any time prior to the close of business on the second business day immediately preceding the redemption date. On or after November 15, 2034, until the close of business on the second scheduled trading day immediately preceding the maturity date, a holder may convert all or a portion of its Convertible Notes at any time, regardless of the foregoing circumstances.

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

Table of Content
Global Eagle Entertainment Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

In accounting for the issuance of the Convertible Notes, the Company separated the notes into liability and equity components. The carrying amount of the liability component of $69.5 million was calculated by measuring the fair value of similar liabilities that do not have an associated convertible feature. The carrying amount of the equity component was calculated to be $13.0 million, and represents the conversion option which was determined by deducting the fair value of the liability component from the principal amount of the notes. This difference represents a debt discount that is amortized to interest expense over the term of the Convertible Notes. The equity component is not remeasured as long as it continues to meet the conditions for equity classification.

In accounting for the direct transaction costs (the "issuance costs") related to the Convertible Notes, the Company allocated the total amount of issuance costs incurred to the liability and equity components based on their relative values. The Company recorded issuance costs of $1.8 million and $0.3 million to the liability component and equity component, respectively. Issuance costs, including fees paid to the initial purchasers who acted as intermediaries in the placement of the Convertible Notes, attributable to the liability component are included within "Other non-current assets" in the condensed consolidated balance sheets and are being amortized to interest expense over the term of the Convertible Notes, and the issuance costs attributable to the equity component were netted with the equity component and included within "Additional paid-in capital" in the condensed consolidated balance sheets. Interest cost related to the amortization expense of the issuance costs associated with the liability component was not material during the three months ended March 31, 2015.

As of March 31, 2015, the outstanding Convertible Notes balance, net of discount associated with the equity component, was $69.6 million.

Bank Debt

With the acquisition of PMG in July 2013, the Company assumed approximately $3.3 million of debt in the form a $1.5 million term loan (the “Term Loan”) and a $1.8 million line of credit (the “LOC”) with a bank. The Term Loan and the LOC mature in October 2017, and bear interest at a rate equal to the bank’s reference rate, which was approximately 3.25% during the year ended December 31, 2014, or the bank’s current prime rate. During the year ended December 31, 2014, the Company repaid the outstanding balance of the Term Loan and the LOC in full using a portion of the Citibank Term Loan proceeds described below.

With the acquisition of IFES on October 18, 2013, the Company assumed approximately $1.3 million of debt in the form of two facility letters for a commercial mortgage loan with a bank for $0.2 million and $1.1 million. The mortgage letters mature in October 2014 and 2032, respectively, and bear interest at a rate equal to 1.75% during the three months ended March 31, 2015. Interest is paid on a monthly basis. Accrued interest on the credit facilities was $0.0 million. As of March 31, 2015, there was $0.9 million in borrowings outstanding under the remaining facility letter.

Bank Loan

On December 22, 2014, the Company entered into a Loan and Security Agreement with Citibank, N.A. (the "Credit Agreement") providing for $2.4 million of term loans (the "Citibank Term Loans"), which the Company used to repay in full the Term Loan and LOC, and a revolving line of credit (the "Citibank Revolving Loans") in an amount not to exceed $20.0 million. The Citibank Term Loans bear interest at a floating rate based on LIBOR plus an applicable interest margin per annum and mature on December 22, 2017. A total of $0.2 million of the principal amount of the Citibank Term Loans plus any accrued and unpaid interest is to be repaid at the end of each quarter. The outstanding balance of the Citibank Term Loans may be prepaid in whole or in part at any time without penalty.

Debt issuance costs incurred in connection with the Citibank Term Loans totaled $0.3 million and are being amortized over the respective term of the loans.

At March 31, 2015, there was $2.2 million outstanding under the Citibank Term Loans and $20.0 million available for future borrowings under the Citibank Revolving Loans.

    The following is a schedule, by year, of future minimum principal payments required under notes payable and bank debts as of March 31, 2015 (in thousands):

Table of Content
Global Eagle Entertainment Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Years Ending December 31,	Amount
2015 (remaining nine months)	$639
2016	861
2017	861
2018	61
2019	62
Thereafter	83,180
Total	$85,664

Note 12. Concentrations

Concentrations of Credit and Business Risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash and cash equivalents and accounts receivable.

At March 31, 2015 and December 31, 2014, the Company's cash and cash equivalents were maintained primarily with major U.S. financial institutions and foreign banks. Deposits with these institutions at times exceed the federally insured limits, which potentially subjects the Company to concentration of credit risk. The Company has not experienced any losses related to these balances and believes that there is minimal risk.

A substantial portion of the Company's revenue is generated through arrangements with one airline customer. The Company may not be successful in renewing these agreements, or if they are renewed, they may not be on terms as favorable as current agreements. The percentage of revenue generated through the customer representing more than 10% of consolidated revenue is as follows:

	Three Months Ended March 31,
	2015	2014
Southwest Airlines	25%	14%

No other customer accounted for revenues greater than 10% for the two periods presented.

Accounts receivable balances from Southwest Airlines represented approximately 17% and 13% of total accounts receivable at March 31, 2015 and December 31, 2014, respectively.

Note 13.     Restructuring

The Company records the cost reduction plan activities in accordance with the Accounting Standards Codification (ASC), including ASC 420 Exit or Disposal Cost Obligations, ASC 712 Compensation-Nonretirement Postemployment Benefits and ASC 360 Property, Plant, and Equipment (Impairment or Disposal of Long-Lived Assets).

During the third quarter ended September 30, 2014, the Company implemented a plan to improve operational efficiencies, which included the closure of its German-based operations and facilities, centralization of its international financial operations, and realignment of its international and U.S. tax structure (the “Plan”). During the three months ended March 31, 2015 and in conjunction with the Plan, the Company committed to a reduction in force. As of September 23, 2014, the Company communicated the reduction to affected employees. The Company anticipates that it will substantially complete the implementation of its Plan by the end of the second quarter of 2015.

The Company estimates that $4.7 million to $5.2 million of restructuring charges will be incurred in connection with the Plan, including:

Table of Content
Global Eagle Entertainment Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

(1)
The Company estimates that it will incur total expenses relating to employee termination benefits, which primarily include severance and transitional-related expenses, of approximately $2.7 million, all of which represents cash expenditures which were incurred and expensed through March 31, 2015.

(2)
In connection with the closure of its German operations pursuant to the Plan, the Company expects disposals of approximately 11,000 square feet of leased facilities in Duisburg and Munich, Germany, representing approximately 6% of its global facilities square footage. The Company incurred an aggregate of approximately $0.4 million of facilities disposal charges pursuant to the Plan through March 31, 2015.

(3)
Beginning in the third quarter of 2014 through the first half of 2015, the Company anticipates incurring periodic restructuring expenditures in an aggregate amount of $1.5 to $2.0 million, comprised of legal and professional fees associated with the execution of the Plan. Through March 31, 2015, the Company has incurred and expensed approximately $1.4 million in professional fees in connection with the Plan.

The following table summarizes the charges recorded during the three months ended March 31, 2015 related to the restructuring plan by type of activity (in thousands):

	Termination benefits	Leases and other contractual obligations	Other	Total

Restructuring charges	$238	$64	$—	$302
Total Restructuring charges	$238	$64	$—	$302

The following table summarizes the charges and spending relating to the restructuring plan since inception (in thousands):

	Termination Costs	Leases and other contractual obligations	Other	Total

Expense	$2,726	$386	$1,412	$4,524
Payments	(2,726)	(366)	(810)	(3,902)
Restructuring reserves as of March 31,2015	$—	$20	$602	$622

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As used herein, "Global Eagle Entertainment," "GEE," the "Company," "our," "we," or "us" and similar terms include Global Eagle Entertainment Inc. and it subsidiaries, unless the context indicates otherwise.

Cautionary Note Regarding Forward-Looking Statements

We make forward-looking statements in this Quarterly Report on Form 10-Q and the documents incorporated by reference herein within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements relate to expectations or forecasts for future events, including without limitation our earnings, revenues, expenses or other future financial or business performance or strategies, or the impact of legal or regulatory matters on our business, results of operations or financial condition. These statements may be preceded by, followed by or include the words “may,” “might,” “will,” “will likely result,” “should,” “estimate,” “plan,” “project,” “forecast,” “intend,” “expect,” “anticipate,” “believe,” “seek,” “continue,” “target” or similar expressions.

These forward-looking statements are based on information available to us as of the date of this Quarterly Report on Form 10-Q and on our current expectations, forecasts and assumptions, and involve substantial risks and uncertainties. Actual results may vary materially from those expressed or implied by the forward looking statements herein due to a variety of factors, including: our ability to expand our domestic and international business, including our ability to grow our business with current and potential future airline partners and successfully partner with satellite service providers, including Hughes Network Systems and SES S.A.; our ability to grow through acquisitions, and the ability of our management to integrate acquisitions and manage growth profitably; our obligations under the convertible senior notes that we issued in February 2015, and our ability to successfully use the proceeds therefrom; our management’s ability to recognize changing trends in the systems, services and business model requirements of our current and potential future customers; our ability to sustain historic levels of revenue from our “TV Flies Free” offering on Southwest Airlines and our ability to replicate this model with other airlines; the ability of our content segment to provide unique content curation and delivery services attractive to non-theatrical customers, including the airlines and studios; the outcome of any legal proceedings pending or that may be instituted against us; changes in laws or regulations that apply to us or our industry; our ability to recognize and timely implement future technologies in the content delivery space, including wireless content delivery, and the satellite connectivity space, including Ku-HTS and other competing satellite technologies, system developments and deployments; our ability to deliver end-to-end connectivity network performance sufficient to meet the increasing demands of our airline customers and their passengers; our ability to generate sufficient service revenues to recover costs associated with equipment subsidies and other start-up expenses that we may incur in connection with sales of our connectivity solution; our ability to obtain and maintain regulatory and international authorizations to operate our connectivity service over the airspace of foreign jurisdictions our customers utilize; our ability to timely and cost-effectively identify and license television, audio and media content that airlines and/or passengers demand and will purchase; general economic and technological circumstances in the satellite transponder market, including access to transponder capacity in limited regions and successful launch of replacement transponder capacity where and when applicable; our ability to obtain and maintain licenses for content used on legacy installed in-flight entertainment systems and next generation in-flight entertainment systems; the loss of, or failure to realize benefits from, agreements with our airline partners; the loss of relationships with original equipment manufacturers or dealers; unfavorable economic conditions in the airline industry and economy as a whole, and in particular arising from sanctions against Russia and the instability in the Middle East; the reliance on third-party satellite service providers and equipment and other suppliers, including single source providers and suppliers; the effects of service interruptions or delays, technology failures, material defects or errors in our software or hardware, damage to our network resources, disruption of our content delivery systems or geopolitical restrictions; the limited operating history of our connectivity and in-flight television and media products; costs associated with defending pending or future intellectual property infringement actions and other litigation or claims and costs associated with other legal matters; increases in our projected capital expenditures due to, among other things, unexpected costs incurred in connection with the roll out of our technology roadmap or our international expansion plans, including managing rapid changes in available competitive technologies and product development of such technologies; fluctuation in our operating results; the demand for in-flight broadband Internet access services and market acceptance for our products and services; and other risks and uncertainties set forth in this report and in our most recent Annual Report on Form 10-K.

The following discussion and analysis of our business and results of operations for the three months ended March 31, 2015, and our financial conditions at that date, should be read in conjunction with the financial statements and the notes thereto included in Item 1 of this Quarterly Report on Form 10-Q and our 2014 Form 10-K.

Overview of the Company

We are a leading full service provider of connectivity and content to the worldwide airline and maritime industries, as well as the non-theatrical markets in Canada and in the U.S. Our principal operations and decision-making functions are located in North America and Europe. We manage and report our businesses in two operating segments: Connectivity and Content. Our chief operating decision maker regularly reviews our operating results by our Connectivity and Content operating segments, principally to make decisions about how we allocate our resources and to measure our segment and consolidated operating performance. We currently generate a majority of our revenue through the licensing of content and providing our Wi-Fi and Content services to the airline industry, and to a lesser extent through the sale of network equipment to airlines. Our chief operating decision maker regularly reviews revenue and contribution profit on a segment basis, and our results of operations and pre-tax income or loss on a consolidated basis in order to gain more depth and understanding of the key business metrics driving our business. Accordingly, we report revenue and contribution profit for these segments separately.

For the three months ended March 31, 2015 and 2014, we reported revenue of $100.3 million and $86.0 million, respectively. For the three months ended March 31, 2015 and 2014, our Content operating segment accounted for 71% and 74% of our total revenue, respectively, and our Connectivity operating segment accounted for 29% and 26%, respectively. For the three months ended March 31, 2015 and 2014, one airline customer, Southwest Airlines, accounted for 25% and 14% of our consolidated revenues, respectively.

Basis of Presentation

This analysis is presented on a consolidated basis. In addition, a brief description is provided of significant transactions and events that have an impact on the comparability of the results being analyzed.

Opportunities, Challenges and Risks

For the three months ended March 31, 2015 and 2014, we derived the majority of our revenue through the licensing and related services from our Content operating segment, and secondarily from Wi-Fi Internet service and the sale of equipment to airlines from our Connectivity operating segment. For the three months periods ended March 31, 2015 and 2014, the vast majority of our equipment and Wi-Fi Internet service revenues were generated by two airlines, Southwest Airlines and Norwegian Air Shuttle.

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
As technology continues to evolve, we believe that there are opportunities to expand our services by adding more content in a greater variety of formats. Currently, our Content and Connectivity operating segments are separate platforms; however, we believe there is an opportunity to diversify our revenue long-term by cross leveraging these services, including offering a greater variety of premium paid content across our Connectivity platform. For example, we acquired AIA, PMG and IFES in 2013 to accelerate our paid premium content opportunity. During 2014, we developed a system, WISETM that enables airlines to provide in-cabin Wi-Fi delivery of content to airline passengers' hand-held personal devices. Our first implementation of WISETM launched on a commercial airline during the second quarter of 2014. Conversely, the evolution of technology presents an inherent risk to our Content and Connectivity operating segments.  Today, we see large opportunities to expand our connectivity services in parts of the world where we will need to make substantial investments to improve our current service offerings. As a result, we recently entered into a long-term development project with QEST to develop new global antenna technologies, and we expect to make significant product development investments to our existing connectivity technology solutions over the next twelve to eighteen months to address these opportunities. Our Connectivity platform also utilizes leading satellite Ku-band systems and equipment today; however, with the introduction and evolution of more competitive technologies such as GSM and Ka-band satellite solutions, our current technology may become obsolete, too expensive and or outdated.  On October 24, 2014, we entered into an agreement with SES for satellite capacity starting in the first half of 2015 and continuing for ten years after the launch of a Ku-HTS satellite. The agreement with SES will provide us with global satellite coverage and the ability to participate in future technology improvements in Ku-band satellite solutions. In February 2015, we modified the terms of our current agreements with SES and Hughes to formalize a satellite capacity ordering structure whereby the Company will order SES-sourced satellite capacity through Hughes and Hughes will provide satellite performance and satellite coverage evaluation services to the Company. However, there is no guarantee that our existing or future satellite providers or solutions will be adequate to address our competitors, and as a result we may lose customers to our competitors who offer more technologically evolved and or less costly connectivity systems in the future.  Lastly, the future growth in our Content operating segment relies heavily on our airline customers continuing to utilize onboard IFE systems for their passengers to watch media content.  With the emergence and increased use of hand-held personal devices by airline passengers, our airline customers may decide to decrease the media content onboard IFE systems, and/or discontinue the use of IFE systems indefinitely.  This would adversely impact the future growth of our Content operating segment.
The use of our connectivity equipment on our customer’s planes is subject to regulatory approvals, such as a Supplemental Type Certificate, or “STC” that are imposed by agencies such as the Federal Aviation Agency (“FAA”) and the European Aviation Safety Agency (“EASA”). The costs to obtain an STC can be significant, and vary by plane type and customer location. As of December 31, 2014, we have STCs to operate our equipment on several plane types, including Boeing’s 737 next generation family and the Boeing 757 family. In 2014, we began work on obtaining an STC for Air China’s Boeing 777, which we recently obtained, and Air France’s Airbus ("A320"), the costs of which have been in excess of $3.0 million as of March 31, 2015. While we believe we will be successful in obtaining the Air France STC approval, there is a risk that neither the FAA nor EASA will approve this STC on a timely basis, if at all, and as a result, it could negatively impact our growth, relationships, and ability to deploy our future connectivity services with these or other customers. To partially address the risk and costs of obtaining STCs in the future, we recently signed an agreement with Boeing to commence the process for offering our connectivity equipment on a line-fit basis for Boeing’s 737 MAX and 787 models, and recently our Connectivity equipment became provisions offerable on new Boeing 737 airplanes. We also expect to undertake similar line-fit initiatives with other plane manufacturers such as Airbus in the near term. As a result, we expect to incur significant product development expenses over the next twelve to eighteen months as we invest in these long-term line-fit opportunities, which we believe will improve our long term ability to onboard our connectivity equipment on new plane types in a more scalable and cost-effective manner.
We are significantly dependent on certain key suppliers. Through March 31, 2015, our Connectivity operating segment purchased its satellite bandwidth from a single supplier, Hughes, which also provides us with certain equipment and servers required to deliver the satellite stream, rack space at the supplier's data centers to house the equipment and servers and network operations service support. We also purchase radomes, satellite antenna systems and rings from single suppliers. Any interruption in supply from these significant vendors could have a material impact on our ability to provide connectivity services to airline customers.
The growth of our Content segment is based upon a number of factors, including the growth of IFE systems, our customers demand for content and games, the general availability of content to license from our studio partners, pricing from our competitors and our ability to manage the underlying economics of content licensing by studio. Due to the acquisitions of AIA, PMG and IFES throughout 2013, our Content segment revenue growth in 2014 as compared to 2013 was significant and not necessarily comparable between the two periods. As a result, we do not expect our Content segment to grow at the same historical levels in 2015 as compared to 2014. While we do believe that the amount of IFE systems and customer demand for content and games will continue to grow in the foreseeable future, we do expect the overall growth in our Content segment to be more consistent with the overall IFE market growth in the near term.
The growth of our Connectivity segment is based upon a number of factors, including the rates at which we grow the number of installed base of connectivity systems from new and existing customers, customer demand for connectivity services, government regulations and approvals, passenger adoption, growth, take rates, and overall usage of our connectivity services, the general availability and pricing of satellite bandwidth globally, pricing pressures from our competitors, general travel industry trends, new and competing connectivity technologies, and our ability to manage the underlying economics of connectivity services on a global basis.  In order to expand our customer base in new and emerging markets, we may finance portions of future connectivity equipment sales.  We recently raised capital through a private placement of convertible senior notes in February 2015, a portion of which we may use for potential future equipment financing arrangements. The long term economics of any future agreement involving equipment financing could positively or negatively impact our liquidity, growth, Connectivity margins, relationships, and ability to deploy our future connectivity services with current or future customers.
Our consolidated cost of sales, the largest component of our operating expenses, can vary from period to period, particularly as a percentage of revenue, based upon the mix of the underlying equipment and service revenues we generate. In the near term, we expect that the growth from our Connectivity segment will improve our overall operating margins. As a result, we expect that our cost of sales as a percentage of our revenue will continue to improve throughout 2015 as compared to 2014.
In July 2013, our customer Southwest Airlines announced “TV Flies Free” under which Southwest Airlines passengers using Internet-ready personal devices have free access to live television and up to 75 on-demand shows on the airline's more than 400 Wi-Fi-enabled aircraft powered by us. TV Flies Free initially was exclusively sponsored by DISH Network Corporation through December 31, 2014. In 2015, new sponsors including JPMorgan Chase & Co. were obtained for TV Flies Free. A significant amount of the revenue we generate from the TV Flies Free program is indirectly provided by the program’s sponsors. Should sponsorship revenue not be available to Southwest Airlines from third parties, Southwest Airlines is under no contractual obligation to offer free access to live television and on-demand shows to its passengers. As a result, there can be no assurance that we will continue to receive the same level of revenues from Southwest Airlines, and Connectivity service revenue in future periods may fluctuate accordingly.
In 2014, we commenced integration and formal restructuring activities of our 2013 acquisitions of AIA, PMG and IFES to support future growth. In September 2014, we announced and commenced our formal restructuring plan (the “Plan”), and we expect to realize significant cost savings from the Plan throughout 2015. In addition, in the first half of 2015, we expect to initiate further integration savings activities that we believe will help us to further accelerate our operating margin in 2015 and beyond.
For the years ended December 31, 2014 and 2013, a substantial amount of our Connectivity revenue was derived from airlines located in the United States. While our Connectivity revenue is primarily generated through airlines based in the United States today, we believe that there is an opportunity in the longer term for us to significantly expand our Connectivity operating segment's service offerings to airlines based in countries outside of the United States. In 2014, we announced partnerships in Europe with Orange and with China Telecom Communications Co., LTD and IP Star International PTE Limited, an affiliate of Thaicom, to jointly work to expand our Connectivity services within the broader Asia and European markets. We plan to further expand our Connectivity operations internationally to address these opportunities. Moreover, as we expand our business further internationally in places such as the Middle East and Latin America, we may incur significant incremental upfront expenses associated with these growth opportunities.
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
Where we enter into revenue sharing arrangements with our customers, and we act as the primary obligor, we report the underlying revenue on a gross basis and record the revenue-sharing payments to our customers in cost of sales in our consolidated statements of operations. In determining whether to report revenue gross for the amount of fees received from our customers, we assess whether we maintain the principal relationship, bear credit risk and have latitude in establishing prices with the airlines.
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
Operating Expenses
Operating expenses consist of cost of sales, sales and marketing, product development, general and administrative, amortization of intangible assets and restructuring charges. Included in our operating expenses are stock-based compensation and depreciation expenses associated with our capital expenditures.
Cost of Sales
Connectivity Segment Cost of Sales
Connectivity segment cost of sales consists of the costs of our equipment and services.
Equipment. Equipment cost of sales are substantially comprised of the costs paid to procure our equipment for services. Equipment costs are principally comprised of the costs we pay to third parties to facilitate our equipment orders, and are originally classified as inventory on our balance sheet upon receipt of goods. Upon sale, equipment cost of sales are recorded when title and risk of loss pass to the customer, which is aligned with our equipment revenue recognition. As we near the completion of equipping the Southwest Airlines fleet for our services throughout 2015 and 2016, we expect that equipment sales and the corresponding equipment cost of sales will continue to decline in the near term.
Services. Service cost of sales principally consists of the costs of satellite service and support, revenue recognized by us and shared with others as a result of our revenue-sharing arrangements, Internet connection and co-location charges and other platform operating expenses including depreciation of the systems and hardware used to build and operate our platform; and personnel costs related to our network operations, customer service and information technology. As we continue to build out our Connectivity services platform and expand our satellite coverage globally, including our recent announcement with SES S.A. to expand our existing satellite coverage over the next ten years, we anticipate that our service costs will increase in absolute dollars when compared to historical periods; however, we also expect that our service costs will decrease as a percentage of applicable Connectivity service revenue when compared to historical periods. Our services cost of sales are dependent on a number of factors, including the amount of satellite coverage and bandwidth required to operate our services and the number of partners we share our corresponding revenue with.
Content Segment Cost of Sales
Content segment cost of sales principally consists of licensing fees paid to acquire content rights for the airline industry, and to a lesser extent service and personnel costs to support our Content business.
Sales and Marketing
Sales and marketing expenses consist primarily of sales and marketing personnel costs, sales support, public relations, advertising, marketing and general promotional expenditures. Fluctuations in our sales and marketing expenses are generally the result of our efforts to support the growth in our businesses, including expenses required to support the expansion of our direct sales force. We currently anticipate that our sales and marketing expenses will continue to increase in the near term when compared to 2014 as we continue to grow our sales and marketing organizations and invest in marketing activities to support the growth of our businesses.

Product Development
Product development expenses consist primarily of expenses incurred in our software engineering, product development and web portal design activities and related personnel costs. Fluctuations in our product development expenses are generally the result of hiring personnel to support and develop our platform, including the costs to further develop our Connectivity segment platform, timing and scope of our STC efforts, new connectivity product offerings, expenses associated with line-fit offerability and network operations. We currently anticipate that our product development expenses will increase significantly in 2015, as we continue to hire more product development personnel and further develop our products and offerings to support the growth of our business. However, in 2015, we expect our product development expense as a percentage of revenue to be comparable to 2014.
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
Restructuring
During the third quarter ended September 30, 2014, we implemented a plan to improve operational efficiencies, which included the closure of our German-based operations and facilities, centralization of our international financial operations, and realignment of our international and U.S. tax structure (the “Plan”). During the three months ended March 31, 2015 and in conjunction with the Plan, we committed to a reduction in force. As of September 23, 2014, we communicated the reduction to affected employees. We anticipate that we will substantially complete the implementation of the Plan by the end of the second quarter of 2015.
We currently estimate that $4.7 million to $5.2 million of restructuring charges will be incurred in connection with the Plan, including:

(1)
We estimate that we will incur total expenses relating to employee termination benefits, which primarily include severance and transitional-related expenses, of approximately $2.7 million, all of which represents cash expenditures which were incurred and expensed through March 31, 2015.

(2)
In connection with the closure of our German operations pursuant to the Plan, we expect disposals of approximately 11,000 square feet of leased facilities in Duisburg and Munich, Germany, representing approximately 6% of our global facilities square footage. We incurred an aggregate of approximately $0.4 million of facilities disposal charges pursuant to the Plan through March 31, 2015.

(3)
Beginning in the third quarter of 2014 through the first half of 2015, we anticipate incurring periodic restructuring expenditures in an aggregate amount of $1.5 to $2.0 million, comprised of legal and professional fees associated with the execution of the Plan. Through March 31, 2015, we have incurred and expensed approximately $1.4 million in professional fees in connection with the Plan.

During the three months ended March 31, 2015, we incurred approximately $0.3 million of restructuring costs. We expect that substantially all remaining restructuring actions, discussed above, will be completed and the related estimated costs incurred through the second quarter of 2015.
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
Stock-Based Compensation
Included in our operating expenses are expenses associated with stock-based compensation, which are allocated and included in cost of sales, sales and marketing, product development and general and administrative expenses as necessary. Stock-based compensation expense is largely comprised of costs associated with stock options granted to employees and certain non-employees.

We record the fair value of these equity-based awards and expense at their cost ratably over related vesting periods. In addition, stock-based compensation expense includes the cost of options to purchase common stock issued to certain non-employees.
Other Income (Expense)
Other income (expense) principally consists of changes in the fair value of our derivative financial instruments, interest on outstanding debt associated with our notes payable and interest earned on cash balances and short-term investments, interest on our convertible senior notes issued in February 2015, income or loss from our equity-method investments and certain unrealized transaction gains and losses on foreign currency denominated assets and liabilities. We typically invest our available cash balances in money market funds and short-term United States Treasury obligations. We expect our transaction gains and losses will vary depending upon movements in underlying currency exchange rates.
Provision for Income Taxes
Since our inception, we have been subject to income taxes principally in the United States, and more recently with the 2013 acquisitions, in other countries where we have a legal presence, including Germany, the United Kingdom, the Netherlands, Canada, China, India, Hong Kong and the United Arab Emirates. We anticipate that as we continue to expand our operations outside the United States, we will become subject to taxation based on the foreign statutory rates and our effective tax rate could fluctuate accordingly.
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
We currently believe that based on the available information, it is more likely than not that some of our deferred tax assets will not be realized, and accordingly we have recorded a valuation allowance against certain of our federal, state and foreign deferred tax assets. As of March 31, 2015 and December 31, 2014, we had approximately $109.9 million and $128.4 million of federal and $61.2 million and $64.8 million, respectively, of state operating loss carry-forwards available to offset future taxable income which expire in varying amounts beginning in 2028 for federal and 2018 for state purposes if unused. Federal and state laws impose substantial restrictions on the utilization of net operating loss and tax credit carry-forwards in the event of an “ownership change,” as defined in Section 382 of the Internal Revenue Code of 1986, as amended, or the Internal Revenue Code. Currently, we expect the utilization of our net operating loss and tax credit carry-forwards in the near term to be affected by certain limitations placed on these carry-forwards as a result of our previous ownership changes with PAR Capital.
Critical Accounting Policies and Estimates

The preparation of our condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the notes to the financial statements. Some of those judgments can be subjective and complex, and therefore, actual results could differ materially from those estimates under different assumptions or conditions. A summary of our critical accounting policies is presented in Part II, Item 7, of our Annual Report on Form 10-K for the year ended December 31, 2014. There have been no material changes to our critical accounting policies during the three months ended March 31, 2015.

Results of Operations

The following tables set forth our results of operations for the periods presented. The period-to-period comparison of financial results is not necessarily indicative of future results (in thousands):

	Three Months Ended March 31,
	2015	2014
Revenue	$100,305	$85,968
Operating expenses:
Cost of sales	69,426	65,117
Sales and marketing expenses	3,275	2,835
Product development	7,230	3,922
General and administrative	18,119	17,067
Amortization of intangible assets	5,983	6,419
Restructuring charges	302	—
Total operating expenses	104,335	95,360
Loss from operations	(4,030)	(9,392)
Other income (expense):
Interest expense, net	(245)	(161)
Change in fair value of derivatives	954	(15,538)
Other (expense) income, net	(796)	199
Loss before income taxes	(4,117)	(24,892)
Income tax (benefit) expense	(686)	1,257
Net loss	(3,431)	(26,149)
Net income attributable to non-controlling interests	—	194
Net loss attributable to Global Eagle Entertainment Inc. common stockholders	(3,431)	(26,343)

Net loss per common share - basic	$(0.04)	$(0.37)
Net loss per common share - diluted	$(0.06)	$(0.37)

Weighted average common shares - basic	76,874	71,978
Weighted average common shares - diluted	78,725	71,978

The following table provides the depreciation expense included in the above line items (in thousands):

	Three Months Ended March 31,
	2015	2014
Cost of sales	667	721
Sales and marketing	155	123
Product development	341	170
General and administrative	869	623
Total depreciation expense	$2,032	$1,637

The following table provides the stock-based compensation expense included in the above line items (in thousands):

	Three Months Ended March 31,
Stock-based compensation expense:	2015	2014
Cost of sales	$41	$—
Sales and marketing expenses	26	—
Product development	313	—
General and administrative	2,170	2,616
Total stock-based compensation expense	$2,550	$2,616

The following table provides our results of operations, as a percentage of revenue, for the periods presented:

	Three Months Ended March 31,
	2015	2014
Revenue	100%	100%
Operating expenses:
Cost of sales	69%	76%
Sales and marketing expenses	3%	3%
Product development	7%	5%
General and administrative	18%	20%
Amortization of intangible assets	6%	7%
Restructuring charges	—%	—%
Total operating expenses	104%	111%
Loss from operations	(4)%	(11)%
Other income (expense), net	—%	(18)%
Loss before income taxes	(4)%	(29)%
Income tax (benefit) expense	(1)%	1%
Net loss	(3)%	(30)%
Net income attributable to non-controlling interests	—%	—%
Net loss attributable to common stockholders	(3)%	(31)%

Three Months Ended March 31, 2015 Compared To Three Months Ended March 31, 2014

Operating Segments

Segment revenue, expenses and contribution profit for the three months ended March 31, 2015 and 2014 derived from the Company's Content and Connectivity segments were as follows (in thousands):

	Three Months Ended March 31,
	2015			2014
	Content	Connectivity	Consolidated	Content	Connectivity	Consolidated
Revenue:
Licensing and services	$71,650	$22,200	$93,850	$63,590	$16,494	$80,084
Equipment	—	6,455	6,455	—	5,884	5,884
Total revenue	71,650	28,655	100,305	63,590	22,378	85,968
Operating expenses:
Cost of sales	50,002	19,424	69,426	46,144	18,973	65,117
Contribution profit	21,648	9,231	30,879	17,446	3,405	20,851
Other operating expenses			34,909			30,243
Loss from operations			$(4,030)			$(9,392)

Revenue

Connectivity operating segment revenue was as follows (in thousands):

	Three Months Ended March 31,		% Change
	2015	2014	2015 to 2014
Services	$22,200	$16,494	35%
Equipment revenue	6,455	5,884	10%
Total revenue Connectivity segment	$28,655	$22,378	28%

Connectivity Service Revenue
Connectivity service revenue increased $5.7 million, or 35%, to $22.2 million for the three months ended March 31, 2015, as compared to $16.5 million for the three months ended March 31, 2014. The increase was principally due to the growth in users of our Wi-Fi Internet services on Southwest Airlines, which was driven by a higher number of Southwest planes offering our Connectivity services in the three months ended March 31, 2015 as compared to three months ended March 31, 2014.

Connectivity Equipment Revenue
Connectivity equipment revenue increased by $0.6 million, or 10%, to $6.5 million for the three months ended March 31, 2015, as compared to $5.9 million for the three months ended March 31, 2014. The increase was primarily due to the timing of equipment installations on newly commissioned planes.

Content operating segment revenue was as follows (in thousands):

	Three Months Ended March 31,		% Change
	2015	2014	2015 to 2014
Licensing revenue	$71,650	$63,590	13%

Content Licensing Revenue

Content licensing revenue increased $8.1 million, or 13%, to $71.7 million for the three months ended March 31, 2015 as compared to $63.6 million for the three months ended March 31, 2014. The increase was primarily due to the addition of new Content customers late in the first half of 2014, which were not active during the three months ended March 31, 2014.

Cost of Sales

Connectivity operating segment cost of sales was as follows (in thousands):

	Three Months Ended March 31,		% Change
	2015	2014	2015 to 2014
Service cost of sales	$13,698	$13,722	—%
Equipment cost of sales	5,726	5,251	9%
Total Connectivity cost of sales	$19,424	$18,973	2%

Connectivity cost of sales increased $0.5 million, or 2%, to $19.4 million for the three months ended March 31, 2015 compared to $19.0 million for the three months ended March 31, 2014 due to a $0.5 million increase in Connectivity equipment cost of sales. The increase in equipment cost of sales was principally due to an increase in equipment revenue over the same period as a result of the timing of equipment shipments on newly commissioned planes, which was offset by a slight decrease in service cost of sales principally due to improved optimization of satellite bandwidth costs during the three months ended March 31, 2015 to support the growth in our Connectivity service revenue during the same period.

As a percentage of Connectivity equipment revenue, Connectivity equipment cost of sales remained consistent at 89% during the three months ended March 31, 2015 and March 31, 2014.

As a percentage of Connectivity service revenue, Connectivity service cost of sales improved to 62% during the three months ended March 31, 2015, as compared to 83% for the three months ended March 31, 2014, an improvement of 2,100 basis points. The period to period improvement in contribution margin was largely due to improved optimization of our satellite bandwidth costs during the three months ended March 31, 2015, coupled with higher service revenue from increased take rates and passenger usage on Southwest Airlines during the three months ended March 31, 2015 versus the three months ended March 31, 2014.

Content operating segment cost of sales was as follows (in thousands):

	Three Months Ended March 31,		% Change
	2015	2014	2015 to 2014
Content cost of sales	$50,002	$46,144	8%

Content cost of sales increased $3.9 million, or 8%, to $50.0 million for the three months ended March 31, 2015, as compared to $46.1 million for the three months ended March 31, 2014. The increase was due largely to cost of sales as a result of the increased licensing and services revenue from newer and existing Content customers during the three months ended March 31, 2015, as compared to the same period last year. Offsetting the increase was a decrease of approximately $1.2 million in amortization expense associated with acquired content rights from the acquisition of AIA during the three months ended March 31, 2015 when compared to three months ended March 31, 2014.

As a percentage of Content revenue, Content licensing cost of sales was 70% during the three months ended March 31, 2015 as compared to 73% in the three months ended March 31, 2014, an improvement of 300 basis points. The slight improvement was largely due to a higher mix of content revenue under fixed costs arrangements with the studios during the three months ended March 31, 2015, coupled with lower amortization expense from acquired content rights from the AIA acquisition during the three months ended March 31, 2015 as compared to the three months ended March 31, 2014.

Other Operating Expenses

Other operating expenses were as follows (in thousands):

	Three Months Ended March 31,		% Change
	2015	2014	2015 to 2014
Sales and marketing expenses	$3,275	$2,835	16%
Product development	7,230	3,922	84%
General and administrative	18,119	17,067	6%
Amortization of intangible assets	5,983	6,419	(7)%
Restructuring charges	302	—	—%

Sales and Marketing Expenses

Sales and marketing expenses increased $0.4 million, or 16%, to $3.3 million for the three months ended March 31, 2015 as compared to $2.8 million for the three months ended March 31, 2014. The increase was largely due to increases of
$0.7 million relating to employee salaries and related benefits as a result of the increase in headcount to support various marketing initiatives and $0.2 million of professional fees. Offsetting the increase was a decrease of $0.5 million relating to marketing and travel cost.

Product Development

Product development expenses increased $3.3 million, or 84%, to $7.2 million for the three months ended March 31, 2015 compared to $3.9 million for the three months ended March 31, 2014. The period to period change was largely due to an increase of $2.3 million related to product development consulting fees and personnel costs for recent development initiatives such as Boeing line-fit, new antenna development and ongoing trial expenses for Air China and Orange/Air France, $0.3 million in travel related costs and $0.3 million in stock-based compensation.

General and Administrative

General and administrative costs increased $1.1 million, or 6%, to $18.1 million during the three months ended March 31, 2015 compared to $17.1 million for the three months ended March 31, 2014. The increase was largely due to a $1.4 million increase in personnel and severance expenses and a $1.0 million increase in professional fees associated with certain legal matters and the Company's secondary offering in February 2015. Offsetting these were decreases of approximately $1.3 million associated with the EIM earn-out of $0.2 million, professional fees associated with the AIA squeeze out $0.8 million, and business integration and alignment cost of $0.3 million.

Amortization of Intangible Assets
Amortization expense decreased to $6.0 million during the three months ended March 31, 2015 as compared to $6.4 million for the three months ended March 31, 2014. The decrease is due to the impact of foreign currency translation and the full amortization of certain acquired intangible assets acquired via the 2013 acquisitions.

Restructuring Charges

Restructuring charges increased to $0.3 million during the three months ended March 31, 2015. The increase is due to expenses recorded pursuant to the restructuring plan announced in September 2014.

Other Income (Expense), net

Other income (expense), net was $(0.1) million during the three months ended March 31, 2015 compared to $(15.5) million for the three months ended March 31, 2014. The decrease is principally due to the change in the fair value of the Company's public warrants of $16.5 million, offset by an increase of $0.3 million of interest expense associated with the convertible senior notes and the amortization of the related discount and issuance cost and $1.0 million of foreign currency transaction loss on the remeasurement of assets and liability denominated in foreign currencies.

Income Tax Expense
Income tax benefit was $0.7 million for the three months ended March 31, 2015 compared to an expense of $1.3 million for the three months ended March 31, 2014. The improvement in income tax provision was due to tax planning initiatives associated with recent restructuring efforts by the Company in 2015.

Liquidity and Capital Resources
Current Financial Condition
As of March 31, 2015, our principal sources of liquidity were our cash and cash equivalents in the amount of $277.3 million, which primarily are invested in cash and money market funds in banking institutions in the U.S. and in Europe. Excluded from our cash balance at March 31, 2015 is approximately $3.7 million of restricted cash that secures letters of credit between our subsidiaries and certain airlines. The vast majority of our cash was from the Business Combination in January 2013, the follow-on offering in December 2013 and the convertible senior note offering in February 2015. As of March 31, 2015, the outstanding convertible senior note balance, net of the discount associated with the equity component, was $69.6 million.

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

Subsequent to the Business Combination, we acquired a total of 22.6 million additional shares in AIA, which raised our ownership in AIA from approximately 86% as of March 31, 2013 to 94% as of June 30, 2013. Total costs used to complete these share acquisitions was approximately $15.4 million. In addition, in April 2014, we acquired the remaining 6% non-controlling interests in AIA for an aggregate purchase price of $21.7 million, inclusive of $0.6 million of transaction fees.

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

During the year ended December 31, 2014, the Board of Directors (the “Board”) authorized the Company to repurchase up to $25.0 million of GEE's public warrants. As of March 31, 2015, $23.6 million was available for warrants repurchases under this authorization. The amount we spend and the number of warrants repurchased varies based on a variety of factors including the stock price and blackout periods in which we are restricted from repurchasing warrants.

On August 13, 2014, the Company completed a tender offer to all holders of the Company’s outstanding warrants exercisable for shares of the Company’s common stock, that we issued in our initial public offering and which have an exercise price of $11.50 per share (the “Warrants”), to receive 0.3333 Shares in exchange for every Warrant tendered by the holders thereof (approximately one Share for every three Warrants tendered), up to a maximum of 15,000,000 Warrants. On September 11, 2014, the Company issued 4,227,187 shares of common stock in exchange for 12,682,755 Warrants and recognized a gain on the exchange of approximately $0.8 million included in change in fair value of financial instruction instruments in the condensed consolidated statements of operations for the year ended December 31, 2014.

On December 22, 2014, we entered into a Loan and Security Agreement with Citibank, N.A. (the “Credit Agreement”), providing for $2.4 million ($2.0 million, net of direct fees) of term loans (the “Citibank Term Loans”) and a revolving line of credit (the “Citibank Revolving Loans”) discussed more fully below in an amount not to exceed $20.0 million. We used the proceeds of the Citibank Term Loans to repay in full the Term Loan and LOC, each as defined below. The Citibank Term Loans bear interest at a floating rate based on LIBOR plus an applicable interest margin per annum and mature on

December 22, 2017. A total of $0.2 million of the principal amount of the Citibank Term Loans plus any accrued and unpaid interest is to be repaid at the end of each quarter. The outstanding balance of the Citibank Term Loans may be prepaid in whole or in part at any time without penalty.

In February 2015, we issued $82.5 million principal amount of convertible senior notes due in 2035 (the “Convertible Notes”) in a private placement. The Convertible Notes were issued at par and pay interest semi-annually in arrears at an annual rate of 2.75%.The Convertible Notes will mature on February 15, 2035, unless earlier repurchased, redeemed or converted. The Convertible Notes are convertible in certain circumstances and subject to certain conditions, based on an initial conversion rate of 53.9084 shares of common stock per $1,000 principal amount of notes (which represents an initial conversion price of approximately $18.55 per share), subject to adjustment. Holders of the Convertible Notes may convert their Convertible Notes at their option at any time prior to the close of business on the business day immediately preceding November 15, 2034, only if one or more of the following conditions has been satisfied: 1) during any calendar quarter beginning after March 31, 2015 if the closing price of the Company's common stock equals or exceeds 130% of the respective conversion price per share during a defined period at the end of the previous quarter, 2) during the five consecutive business day period immediately following any five consecutive trading day period in which the trading price per $1,000 principal amount of Convertible Notes for each trading day was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate on each such trading day; 3) if specified corporate transactions occur, or 4) if the Company calls any or all of the Convertible Notes for redemption, at any time prior to the close of business on the second business day immediately preceding the redemption date. On or after November 15, 2034, until the close of business on the second scheduled trading day immediately preceding the maturity date, a holder may convert all or a portion of its Convertible Notes at any time, regardless of the foregoing circumstances.

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

We intend to use the net proceeds from the Convertible Notes offering for working capital and general corporate purposes, including possible acquisitions, ongoing and future capital investments in new product development and technologies, and costs associated with expanding our customer base in new and emerging markets.

Subject to applicable limitations in the instruments governing our outstanding indebtedness, we may from time to time repurchase our debt in the open market, through tender offers, through exchanges for debt or equity securities, in privately negotiated transactions or otherwise.

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

Sources and Uses of Cash - Three Months Ended March 31, 2015 vs. Three Months Ended March 31, 2014

The following table presents a summary of our cash flow activity for the periods set forth below (in thousands):

	Three months ended March 31,
	2015	2014
Net cash used in operating activities	$(3,754)	$(2,873)
Net cash used in investing activities	$(2,651)	$(2,032)
Net cash provided by (used in) financing activities	$85,826	$(3,338)

Cash Flows Used in Operating Activities

Three months ended March 31, 2015

Net cash used in our operating activities of $3.8 million primarily resulted from our net loss during the period of $3.4 million, which included non-cash charges of $6.3 million largely comprised of changes in the fair value of our derivative financial instruments, depreciation and amortization, changes in our deferred income taxes, and stock-based compensation. The remainder of our uses of cash in operating activities of $9.0 million was from changes in our working capital, including accounts receivable, prepaid expenses and deferred revenues. The increase in accounts receivable was reflective of the growth in our corresponding revenue in the period, coupled with the timing of payments from key customers in the period. The increases in prepaid expenses and other assets were from continued investments to support the growth in our Connectivity equipment installations and Content licensing acquisitions. Offsetting these uses of cash in operating activities was a net cash inflow of $2.4 million from decreases in content and inventory investments and increases in accounts payable and other liabilities.

Three months ended March 31, 2014

Net cash used in our operating activities of $2.9 million primarily resulted from our net loss during the period of $26.1 million, which included non-cash charges of $26.1 million largely comprised of changes in the fair value of our derivative financial instruments, depreciation and amortization, changes in our deferred income taxes, and stock-based compensation. The remainder of our uses of net cash flow from operating activities of $2.9 million was from changes in our working capital, including prepaid expenses, content and inventory investments, and accounts receivable. Offsetting these uses of cash from operating activities was a net cash inflow of $6.8 million from and decrease in accounts receivable and an increase in accounts payable and accrued expenses reflective of timing of cash receipts from customers and payments to vendors. The increase in prepaid expenses, inventory and content purchases were continued investments to support the growth in our Connectivity equipment installations and Content licensing acquisitions.

Cash Flows Used in Investing Activities

Three months ended March 31, 2015

Net cash used in investing activities of $2.7 million was due to investments in property and equipment to build out our internal infrastructure during the three months ended March 31, 2015.

Three months ended March 31, 2014

Net cash used in investing activities of $2.0 million was due to investments in property and equipment to build-out of our internal infrastructure during the three months ended March 31, 2014.

Cash Flows Provided by/Used in Financing Activities

Three months ended March 31, 2015

Net cash provided by financing activities of $85.8 million was primarily due to cash received from the issuance of the convertible senior notes of $81.3 million and net proceeds from the exercise of stock options and warrants of $5.0 million.

Three months ended March 31, 2014

Net cash used in financing activities of $3.3 million was primarily due to $3.1 million in payments of certain debt obligations during the three months ended March 31, 2014.

Debt Instruments

Long-term debt consists of the following at March 31, 2015 and December 31, 2014 (in thousands):

	March 31, 2015	December 31, 2014
Bank Loans	$1,831	$2,071
Bank Debt	$928	$943
Convertible Senior Notes	$69,564	$—

The following is a schedule, by year, of future minimum principal payments required under notes payable and bank debt as of March 31, 2015 (in thousands):

Years Ending December 31,	Amount
2015 (remaining nine months)	$639
2016	861
2017	861
2018	61
2019	62
Thereafter	83,180
Total	$85,664

Convertible Senior Notes

In February 2015, we issued $82.5 million principal amount of convertible senior notes due in 2035 (the “Convertible Notes”) in a private placement. The Convertible Notes were issued at par and pay interest semi-annually in arrears at an annual rate of 2.75%.The Convertible Notes will mature on February 15, 2035, unless earlier repurchased, redeemed or converted. The Convertible Notes are convertible in certain circumstances and subject to certain conditions, based on an initial conversion rate of 53.9084 shares of common stock per $1,000 principal amount of notes (which represents an initial conversion price of approximately $18.55 per share), subject to adjustment. Holders of the Convertible Notes may convert their Convertible Notes at their option at any time prior to the close of business on the business day immediately preceding November 15, 2034, only if one or more of the following conditions has been satisfied: 1) during any calendar quarter beginning after March 31, 2015 if the closing price of the Company's common stock equals or exceeds 130% of the respective conversion price per share during a defined period at the end of the previous quarter, 2) during the five consecutive business day period immediately following any five consecutive trading day period in which the trading price per $1,000 principal amount of Convertible Notes for each trading day was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate on each such trading day; 3) if specified corporate transactions occur, or 4) if the Company calls any or all of the Convertible Notes for redemption, at any time prior to the close of business on the second business day immediately preceding the redemption date. On or after November 15, 2034, until the close of business on the second scheduled trading day immediately preceding the maturity date, a holder may convert all or a portion of its Convertible Notes at any time, regardless of the foregoing circumstances.

In accounting for the issuance of the Convertible Notes, the Company separated the Convertible Notes into liability and equity components. The carrying amount of the liability component of $69.5 million was calculated by measuring the fair value of similar liabilities that do not have an associated convertible feature. The carrying amount of the equity component of $13.0 million, representing the conversion option, was determined by deducting the fair value of the liability component from the principal amount of the Notes. This difference represents a debt discount that is amortized to interest expense over the term of the Notes. The equity component is not remeasured as long as it continues to meet the conditions for equity classification.

In accounting for the direct transaction costs (the "issuance costs") related to the Convertible Notes, the Company allocated the total amount of issuance costs incurred to the liability and equity components based on their relative values. Issuance costs, including fees paid to the initial purchasers who acted as intermediaries in the placement of the Notes, attributable to the liability component are included within "Other assets" in the consolidated balance sheets and are being amortized to interest expense over the term of the Notes, and the issuance costs attributable to the equity component were netted with the equity component and included within "Additional paid-in capital" in the consolidated balance sheets. The Company recorded issuance costs of $1.8 million and $0.3 million to the liability component and equity component, respectively. Interest cost related to the amortization expense of the issuance costs associated with the liability component was not material during the three months ended March 31, 2015.

As of March 31, 2015, the outstanding Convertible Notes balance, net of the discount associated with the equity component, was $69.6 million.

Bank Debt

With the acquisition of IFES on October 18, 2013, we assumed approximately $1.3 million of debt in the form of two facility letters for a commercial mortgage loan with a bank for $0.2 million and $1.1 million. The mortgage letters mature in October 2014 and 2032, respectively. The first mortgage commercial letter was repaid in full during the year ended December 31, 2014. The second mortgage commercial letter is secured by the Company's real property in the United Kingdom and bears interest at a rate equal to the bank’s base rate plus 1.25%, which was approximately 1.75% during the three months ended March 31, 2015. The outstanding balance under the remaining mortgage commercial letter was $0.9 million as of March 31, 2015.

Bank Loan

On December 22, 2014, we entered into the Citibank Term Loans, which we used to repay in full the Term Loan and LOC, and the Citibank Revolving Loans in an amount not to exceed $20.0 million. The Citibank Term Loans bear interest at a floating rate based on LIBOR plus an applicable interest margin per annum and mature on December 22, 2017. A total of $0.2 million of the principal amount of the Citibank Term Loans plus any accrued and unpaid interest is to be repaid at the end of each quarter. The outstanding balance of the Citibank Term Loans may be prepaid in whole or in part at any time without penalty.

 Under the Credit Agreement, our business is subject to certain limitations, including limitations on our ability to incur additional debt, make certain investments, enter into certain merger and consolidation transactions, and sell our assets other than in certain limited circumstances. We are also required to maintain compliance with certain non-financial and financial covenants. As of March 31, 2015, we were in compliance with all financial covenants in the Credit Agreement. If we fail to comply with any of the covenants or if any other event of default, as defined in the Credit Agreement, should occur, our lender could elect to prevent us from borrowing additional amounts and declare any outstanding indebtedness to be immediately due and payable.

Debt issuance costs incurred in connection with the Citibank Term Loans totaled $0.3 million and are being amortized over the respective term of the Loans.

At March 31, 2015, there was $2.2 million outstanding under the Citibank Term Loans and $20.0 million available for future borrowings under the Citibank Revolving Loans.

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

There are also intercompany receivables and liabilities such as loans that can generate significant foreign currency effects. Changes in the exchange rates of a number of foreign currencies against the Euro, especially the U.S. dollar and the Canadian dollar, could lead to the recognition of unrealized foreign exchange gains and losses in some cases, particularly as a result of intercompany transactions, including short-term borrowings. We have sought to minimize the impact of intercompany borrowings by reducing the magnitude and quantity of intercompany borrowings.

Concentrations of Credit Risk

Our cash and cash equivalents are maintained at several financial institutions. Deposits held may exceed the amount of insurance provided on such deposits. Generally, our deposits may be redeemed upon demand and are maintained with a financial institution of reputable credit and, therefore, bear minimal credit risk. We monitor our positions with, and the credit quality of, the financial institutions that are counterparties to our financial instruments. We are exposed to credit loss in the event of nonperformance by the counterparties to the agreements. At March 31, 2015, we did not anticipate nonperformance by any of our counterparties. Historically, we have not experienced any losses related to these balances and believe that there is minimal risk of expected future losses. However, there can be no assurance that there will not be losses on these deposits.

As of March 31, 2015 and 2014, the following customer accounted for more than 10% of our consolidated revenue balance:

	Three Months Ended March 31,
	2015	2014
Southwest Airlines	25%	14%

Accounts receivable balances from Southwest Airlines represented approximately 17% and 13% at March 31, 2015 and December 31, 2014, respectively.

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

As of the end of the period covered by this report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) pursuant to Rule 13a-15 of the Exchange Act. Based upon that evaluation, as a result of the material weakness identified in our 2014 Form 10-K, the Chief Executive Officer and Chief Financial Officer concluded that as of the end of the period covered by this report on Form 10-Q, the Company’s disclosure controls and procedures were not effective.

Changes in Internal Control over Financial Reporting

We are in the process of implementing changes, as more fully described in our 2014 Form 10-K, to the Company’s internal control over financial reporting to remediate the material weakness as described in our 2014 Form 10-K. Other than such changes, there have been no changes in our internal control over financial reporting, during the three months ended March 31, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Certain legal proceedings in which we are involved are discussed in Note 7. Commitments and Contingencies, to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for the three months ended March 31, 2015.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors previously disclosed in response to Part I, Item 1A, of our 2014 Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Pursuant to the Company’s 2013 Equity Incentive Plan, as amended (the “Incentive Plan”) the Company may grant restricted stock units (“RSUs”) to eligible participants under the Incentive Plan. RSUs are contractual rights to receive a number of shares, or an amount of cash equal to the value of that number of shares, corresponding to the number of RSUs granted to a participant without payment, which right may be subject to vesting restrictions. Any vesting criteria may be based on continued employment or achieving performance objectives. RSUs will typically be settled in shares of common stock, but may also be settled in cash. Prior to vesting, if applicable, the holder of the RSU will not have any rights of ownership over or be able to vote the underlying shares, but the Compensation Committee may authorize the payment of dividend equivalents on such shares in cash or additional shares on a current, deferred or contingent basis with respect to any or all dividends or other distributions paid by the Company, subject to the requirements of Section 409A of the Internal Revenue Code. Any dividend equivalents with respect to dividends paid in stock will generally be subject to the same restrictions as the underlying award. Unvested RSUs will typically be forfeited on a termination of services to the Company. On September 17, 2014, the Compensation Committee granted Michael Zemetra, the Company’s Chief Financial Officer, 4,942 RSUs that will vest on September 17, 2015 subject to his continued employment and the Company’s achievement of certain Adjusted EBITDA targets for the year ended December 31, 2014, which was satisfied. In addition, on March 16, 2015, the Compensation Committee granted 29,477 RSUs to David M. Davis, the Company’s Chief Executive Officer and 14,738 RSUs to Mr. Zemetra. The RSUs will vest in four equal annual installments, beginning March 16, 2016 and were granted pursuant to Restricted Stock Unit Grant Notice and Award Agreements, the form of which is attached as Exhibit 10.7 to this Quarterly Report on Form 10-Q.

The compensation committee of the board of directors of the Company (the “Compensation Committee”) has also approved an annual cash incentive plan (“AIP”), pursuant to which certain employees, including the named executive officers specified in the Company’s proxy statement for its 2015 annual meeting of stockholders, will be eligible to participate in an annual cash award pool. For 2015, target funding of the pool will be $5.3 million based upon the Company’s achievement of certain targets related to revenue, Adjusted EBITDA and other strategic goals for the year ending December 31, 2015. The target level of funding was determined by the Compensation Committee based on recommendations from management and in consultation with a third party compensation consultant. The Compensation Committee will have the discretion to increase the funding for the award pool up to a maximum of 150% of the target level, or $8.0 million, should the Company’s total revenue or Adjusted EBITDA targets be exceeded. For 2015, the annual incentive payouts for the named executive officers will be based 45% on Adjusted EBITDA targets, 25% on consolidated revenue targets, 15% on meeting 2015 strategic objectives and 15% on individual objectives identified for each named executive officer, as assessed by the Compensation Committee. The Compensation Committee and the Company’s senior management have the authority to make adjustments to target annual payout as they deem necessary or appropriate to preserve the intentions of the AIP with respect to any performance period or participant, including adjustments to equitably reflect unusual or nonrecurring events affecting the Company, changes in applicable laws or regulations, or to account for items of gain, loss, or expense determined to be extraordinary and or unusual in nature or infrequent in occurrence and or related to the acquisition, disposition, or discontinuance of a business or a segment of a business, a change in accounting principles or other capital changes. The foregoing description of the AIP is qualified in its entirety by the text of the AIP, which is attached as Exhibit 10.8 to this Quarterly Report on Form 10-Q and incorporated by reference herein.

ITEM 6. EXHIBITS

See Exhibit Index attached hereto.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 8th day of May 2015.

GLOBAL EAGLE ENTERTAINMENT INC.
By:	/s/ Michael Zemetra
Michael Zemetra
Chief Financial Officer and Treasurer
(principal financial officer, principal accounting officer and duly authorized officer)

EXHIBIT INDEX

Exhibit	Description
4.1
Indenture (including the Form of Convertible Note), dated as of February 18, 2015, with respect to the Company’s 2.75% Convertible Senior Notes due 2035, between the Company and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-35176), filed with the SEC on February 19, 2015).

10.1
Consent to Loan and Security Agreement, dated as of February 6, 2015, by and among Citibank, N.A., the Company, and the direct or indirect domestic subsidiaries of the Company listed on Schedule 1 thereto or otherwise a party thereto from time to time (incorporated by reference to Exhibit 10.37 to the Company’s Annual Report on Form 10-K (File No. 001-35176) filed with the SEC on March 17, 2015).

10.2*
Amendment No. 1 to the Framework Agreement, dated February 11, 2015, between the Company and New Skies Satellites B.V. (incorporated by reference to Exhibit 10.39 of the Company’s Annual Report on Form 10-K (File No. 001-35176), filed with the SEC on March 17, 2015).

10.3*	Amendment No. 1 to the Amended and Restated Master Services Agreement and Master Purchase Agreement, dated February 12, 2015 between Hughes Network Systems, LLC and Row 44, Inc.

10.4
Amendment No. 1 to the Executive Employment Agreement by and between the Company and David M. Davis (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-35176) filed with the SEC on April 16, 2015.

10.5	Non-Employee Director Compensation Policy.

10.6	Form of Restricted Stock Unit Award Agreement for Non-Employee Directors.

10.7	Form of Restricted Stock Unit Award Agreement for Executives.

10.8*	2015 Global Eagle Entertainment Inc. Annual Incentive Plan.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

101.1
The following financial information from our Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets as of March 31, 2015 (Unaudited) and December 31, 2014; (ii) Unaudited Condensed Consolidated Statements of Operations for the three months ended March 31, 2015 and 2014; (iii) Unaudited Condensed Consolidated Statements of Comprehensive Loss for the three months ended March 31, 2015 and 2014; (iv) Unaudited Condensed Consolidated Statement of Stockholders' Equity for the three months ended March 31, 2015; (v) Unaudited Consolidated Statements of Cash Flows for the three months ended March 31, 2015 and 2014; and (vi) Notes to Unaudited Condensed Consolidated Financial Statements.

* Confidential treatment has been requested or granted for certain portions omitted from this Exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.