Form 10-Q
period 2015-06-30
Global Eagle Entertainment Inc.
filed 2015-08-07
CIK 1512077

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED June 30, 2015
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

(Class)	(Outstanding as of August 6, 2015)
COMMON STOCK, $0.0001 PAR VALUE	77,150,607	SHARES*
* Excludes 3,053,634 shares held by Global Entertainment AG, a wholly owned subsidiary of the registrant.

GLOBAL EAGLE ENTERTAINMENT INC.

PART I — FINANCIAL INFORMATION

GLOBAL EAGLE ENTERTAINMENT INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	June 30, 2015	December 31, 2014
ASSETS	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$282,452	$197,648
Accounts receivable, net	87,878	85,517
Content library, current	8,793	9,570
Inventories	17,546	13,626
Prepaid and other current assets	19,856	23,549
TOTAL CURRENT ASSETS:	416,525	329,910
Property, plant & equipment, net	25,668	23,651
Goodwill	52,861	53,014
Intangible assets	100,527	112,904
Other non-current assets	15,171	14,116
TOTAL ASSETS	$610,752	$533,595
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$99,477	$99,328
Deferred revenue	13,146	13,401
Warrant liabilities	36,871	52,671
Notes payable	753	752
Deferred tax liabilities	368	80
Other current liabilities	11,263	8,080
TOTAL CURRENT LIABILITIES:	161,878	174,312
Deferred tax liabilities, non-current	11,254	23,330
Deferred revenue, non-current	6,741	6,748
Notes payable, non-current	71,619	2,263
Other non-current liabilities	14,864	14,313
TOTAL LIABILITIES	266,356	220,966

COMMITMENTS AND CONTINGENCIES

EQUITY:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized, 0 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively	—	—
Common stock, $0.0001 par value; 375,000,000 shares authorized, 80,182,454 and 79,626,261 shares issued, 77,128,820 and 76,572,627 shares outstanding at June 30, 2015 and December 31, 2014, respectively	8	8
Non-voting common stock, $0.0001 par value; 25,000,000 shares authorized, 0 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively	—	—
Treasury stock, 3,053,634 shares at June 30, 2015 and December 31, 2014	(30,659)	(30,659)
Additional paid-in capital	667,523	645,110
Subscriptions receivable	(516)	(503)
Accumulated deficit	(291,775)	(301,331)
Accumulated other comprehensive (loss) income	(185)	4
TOTAL GLOBAL EAGLE ENTERTAINMENT INC. EQUITY	344,396	312,629
TOTAL LIABILITIES AND EQUITY	$610,752	$533,595

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GLOBAL EAGLE ENTERTAINMENT INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenue	$102,376	$98,145	$202,681	$184,113
Operating expenses:
Cost of sales	66,083	74,608	135,509	139,724
Sales and marketing expenses	4,964	3,322	8,239	6,161
Product development	6,451	4,465	13,681	8,387
General and administrative	18,326	17,143	36,445	34,209
Amortization of intangible assets	6,005	6,146	11,988	12,564
Restructuring charges	—	—	302	—
Total operating expenses	101,829	105,684	206,164	201,045
Income (loss) from operations	547	(7,539)	(3,483)	(16,932)
Other income (expense):
Interest (expense) income, net	(583)	42	(828)	(119)
Change in fair value of derivatives	14,789	21,326	15,743	5,808
Other expense, net	(443)	(990)	(1,239)	(812)
Income (loss) before income taxes	14,310	12,839	10,193	(12,055)
Income tax expense	1,323	843	637	2,098
Net income (loss)	12,987	11,996	9,556	(14,153)
Net income attributable to non-controlling interests	—	—	—	194
Net income (loss) attributable to Global Eagle Entertainment Inc. common stockholders	$12,987	$11,996	$9,556	$(14,347)

Net income (loss) per common share – basic	$0.17	$0.17	$0.12	$(0.20)
Net loss per common share – diluted	$(0.02)	$(0.13)	$(0.08)	$(0.27)

Weighted average common shares – basic	77,111	71,988	76,993	71,983
Weighted average common shares – diluted	78,518	72,468	78,623	74,925

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GLOBAL EAGLE ENTERTAINMENT INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net income (loss)	$12,987	$11,996	$9,556	$(14,153)
Other comprehensive income (loss):
Unrealized foreign currency translation gains (losses)	39	(95)	(189)	(95)
Unrealized gain on available for sale securities
Unrealized gain on available for sale securities	—	21	—	112
Less: reclassification adjustments for recognized gains included in net income	—	(112)	—	(112)
Unrealized gain on available for sale securities, net	—	(91)	—	—
Other comprehensive income (loss)	39	(186)	(189)	(95)
Comprehensive income (loss)	13,026	11,810	9,367	(14,248)
Comprehensive income attributable to non-controlling interests	—	—	—	194
Comprehensive income (loss) attributable to Global Eagle Entertainment Inc. common stockholders	$13,026	$11,810	$9,367	$(14,442)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GLOBAL EAGLE ENTERTAINMENT INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)
(In thousands)

	Common Stock		Treasury Stock		Additional	Subscriptions	Accumulated	Accumulated Other	Total
	Shares	Amount	Shares	Amount	Paid-in Capital	Receivable	Deficit	Comprehensive Income (Loss)	Stockholders' Equity
Balance at December 31, 2014	79,626	$8	(3,054)	$(30,659)	$645,110	$(503)	$(301,331)	$4	$312,629
Exercise of stock options and warrants	557	—	—	—	5,562	—	—	—	5,562
Equity component of convertible senior notes	—	—	—	—	12,674	—	—	—	12,674
Stock-based compensation		—	—	—	4,102	—	—	—	4,102
Interest income on subscription receivable	—	—	—	—	—	(13)	—	—	(13)
Excess tax benefit related to the exercise of stock option	—	—	—	—	75	—	—	—	75
Other comprehensive loss	—	—	—	—	—	—	—	(189)	(189)
Net income	—	—	—	—	—	—	9,556	—	9,556
Balance at June 30, 2015	80,183	$8	(3,054)	$(30,659)	$667,523	$(516)	$(291,775)	$(185)	$344,396

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GLOBAL EAGLE ENTERTAINMENT INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Six Months Ended June 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$9,556	$(14,153)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	16,345	17,688
Non-cash interest expense, net	281	(13)
Change in fair value of derivative financial instrument	(15,743)	(5,808)
Stock-based compensation	4,102	4,589
Gain on sale of available for sale securities	—	(112)
Loss on equity method investments	—	1,108
Deferred income taxes	(7,326)	(2,270)
Other	265	—
Changes in operating assets and liabilities:
Accounts receivable	(2,533)	(8,484)
Inventory and content library	(4,128)	(8,467)
Prepaid expenses and other assets	(1,042)	(6,662)
Deposits and other assets	474	274
Accounts payable and accrued expenses	1,372	8,825
Deferred revenue	(262)	(151)
Other liabilities	3,183	723
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	4,544	(12,913)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(4,979)	(4,038)
Net proceeds from sale of available for sale securities	—	583
NET CASH USED IN INVESTING ACTIVITIES	(4,979)	(3,455)

CASH FLOWS FROM FINANCING ACTIVITIES:
Acquisition of non-controlling interest	—	(18,201)
Proceeds from issuance of convertible senior notes	81,250	16
Repayments of notes payable	(433)	(7,190)
Purchase of common stock warrants	—	(1,406)
Proceeds from the exercise of common stock options and warrants	5,504	—
Convertible senior note issuance fees	(831)	—
Other financing activities, net	(476)	(268)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	85,014	(27,049)
Effects of exchange rate movements on cash and cash equivalents	225	(95)
Net increase (decrease) in cash and cash equivalents	84,804	(43,512)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	197,648	258,796
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$282,452	$215,284

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Global Eagle Entertainment Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1.     Business

Global Eagle Entertainment Inc. ("GEE") is a Delaware corporation headquartered in Los Angeles, California. GEE together with its consolidated subsidiaries is referred to as the “Company”. The Company's business is focused on providing Wi-Fi Internet Connectivity and Content to the travel industry.
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
The Company's Content operations commenced on January 31, 2013, when the Company acquired 86% of the issued and outstanding shares of Advanced Inflight Alliance AG ("AIA"). In 2013, the Company acquired additional outstanding shares of AIA to increase its ownership of AIA's shares to 94%, and in April 2014, the Company acquired the remaining outstanding shares in AIA.
Note 2. Basis of Presentation and Summary of Significant Accounting Policies

The following is a summary of the significant accounting policies consistently applied in the preparation of the accompanying condensed consolidated financial statements.

Basis of Presentation

The accompanying interim condensed consolidated balance sheet as of June 30, 2015, the condensed consolidated statements of operations, the condensed consolidated statements of comprehensive income (loss) and the condensed consolidated statements of cash flows for the six month periods ended June 30, 2015 and 2014, and the condensed consolidated statement of stockholders' equity for the six month period ended June 30, 2015 are unaudited.

In the opinion of the Company's management, the unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of the Company's statement of financial position as of June 30, 2015, and its results of operations and cash flows for the six month period ended June 30, 2015 and 2014. The results for the six month period ended June 30, 2015 are not necessarily indicative of the results expected for the full year. The consolidated balance sheet as of December 31, 2014 has been derived from the Company's audited financial statements included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission ("SEC") on March 17, 2015 (the "2014 Form 10-K").

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

Investments that the Company has the ability to control, and where it is the primary beneficiary, are consolidated. Any non-controlling interests in the earnings or losses of a subsidiary of the Company, such as in AIA before April 23, 2014, are included in net income attributable to non-controlling interests in the Company's condensed consolidated statements of operations. Any investments in affiliates over which the Company has the ability to exert significant influence, but does not control and it is not the primary beneficiary, such as its historical investment in Allegiant Systems, Inc., were accounted for using the equity method of accounting. Investments in affiliates for which the Company has no ability to exert significant influence are accounted for using the cost method of accounting.

Use of Estimates

The preparation of the Company's unaudited condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue (relative selling price of deliverables) and expenses during the reporting period. Significant items subject to such estimates and assumptions include revenue, allowance for doubtful accounts, the assigned value of acquired assets and assumed and contingent liabilities associated with business combinations, valuation of media content library and equipment inventory, useful lives and impairment of property and equipment, intangible assets, goodwill and other assets, the fair value of the Company's equity-based compensation awards and convertible debt instruments, and deferred income tax assets and liabilities. Actual results could differ materially from those estimates. On an ongoing basis, the Company evaluates its estimates compared to historical experience and trends, which form the basis for making judgments about the carrying value of assets and liabilities.

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

Table of Content
Global Eagle Entertainment Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Segment revenue, expenses and contribution profit for the three and six month periods ended June 30, 2015 and 2014 derived from the Company's Content and Connectivity segments were as follows (in thousands):

	Three Months Ended June 30,
	2015			2014
	Content	Connectivity	Consolidated	Content	Connectivity	Consolidated
Revenue:
Licensing and services	$73,814	$24,563	$98,377	$71,363	$17,308	$88,671
Equipment	—	3,999	3,999	177	9,297	9,474
Total revenue	73,814	28,562	102,376	71,540	26,605	98,145
Operating expenses:
Cost of sales
Licensing and services	48,047	14,378	62,425	52,737	13,294	66,031
Equipment	—	3,658	3,658	—	8,577	8,577
Total cost of sales	48,047	18,036	66,083	52,737	21,871	74,608
Contribution profit	25,767	10,526	36,293	18,803	4,734	23,537
Other operating expenses			35,746			31,076
Income (Loss) from operations			$547			$(7,539)

	Six Months Ended June 30,
	2015			2014
	Content	Connectivity	Consolidated	Content	Connectivity	Consolidated
Revenue:
Licensing and services	$145,463	$46,764	$192,227	$134,755	$33,802	$168,557
Equipment	—	10,454	10,454	376	15,180	15,556
Total revenue	145,463	57,218	202,681	135,131	48,982	184,113
Operating expenses:
Cost of sales
Licensing and services	98,049	28,076	126,125	98,880	27,015	125,895
Equipment	—	9,384	9,384	—	13,829	13,829
Total cost of sales	98,049	37,460	135,509	98,880	40,844	139,724
Contribution profit	47,414	19,758	67,172	36,251	8,138	44,389
Other operating expenses			70,655			61,321
Loss from operations			$(3,483)			$(16,932)

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

In certain cases where the Company sells its equipment on a stand-alone basis, it may charge a fee for obtaining Supplemental Type Certificates (“STC”) obtained from the Federal Aviation Administration, which allow its equipment to operate on certain model/type of aircraft. To the extent that the Company contracts to charge STC fees in equipment-only sales, the Company will record these fees as revenue. No STC fee revenue was recognized during the six months ended June 30, 2015. Total STC fees recognized as revenue for the six months ended June 30, 2014 was $0.2 million.

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

Content

Content cost of sales consist primarily of the costs to license or purchase media content, and direct costs to service content for the airlines. Included in Content cost of sales is amortization expense associated with the purchase of film content libraries acquired in business combinations and in the ordinary course of business of $0.0 million and $0.1 million for the three and six months ended June 30, 2015 and $1.0 million and $3.6 million for the three and six months ended June 30, 2014, respectively.

Product Development

Product research and software development costs, other than certain internal-use software costs qualifying for capitalization, are expensed as incurred. Costs of computer software or websites developed or obtained for internal use that are incurred in the preliminary project and post implementation stages are expensed as incurred. Certain costs of developing internal-use software incurred during the application and development stage, which include employee and outside consulting compensation and related expenses, costs of computer hardware and software, website development costs and costs incurred in developing additional features and functionality of the services, are capitalized. The estimated useful life of costs capitalized is evaluated for each specific project. Capitalized costs are generally amortized using the straight-line method over a three year estimated useful life, beginning in the period in which the software is ready for its intended use. Unamortized amounts are included in property and equipment, net in the accompanying condensed consolidated balance sheets. Capitalized software development costs totaled $1.0 million and $1.7 million for the three and six months ended June 30, 2015, respectively, and $0.9 million and $1.5 million for the three and six months ended June 30, 2014, respectively.

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

Stock-Based Compensation

Stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service period, which is the vesting period, on a straight-line basis. The Company uses the Black-Scholes option pricing model to determine the grant date fair value of stock options. This model requires the Company to estimate the expected volatility and the expected term of the stock options which are highly complex and subjective variables. The variables take into consideration, among other things, actual and projected employee stock option exercise behavior. The Company uses a predicted volatility of its stock price during the expected life of the options that is based on the historical performance of the Company's stock price as well as including an estimate using similar companies. Expected term is computed using the simplified method as the Company's best estimate given its lack of actual exercise history. The Company has selected a risk-free rate based on the implied yield available on U.S. Treasury securities with a maturity equivalent to the expected term of the stock. Stock-based awards are comprised principally of stock options and restricted stock units ("RSUs").

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

Restricted Cash

The Company maintains certain letters of credit agreements with its airlines partners, which are secured by the Company’s cash for periods of less than one year and up to three years. As of June 30, 2015 and December 31, 2014, the Company had restricted cash of $4.0 million and $3.7 million, respectively. As of June 30, 2015, $1.2 million and $2.8 million of restricted cash is included in other current and other non-current assets, respectively, in the condensed consolidated balance sheets. As of December 31, 2014, $1.5 million and $2.2 million of restricted cash is included in other current and other non-current assets, respectively, in the condensed consolidated balance sheets.

Long-Lived Assets

The Company evaluates the recoverability of its long-lived assets with finite useful lives, including its infinite lived intangible assets acquired in business combinations, for impairment when events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. Such trigger events or changes in circumstances may include: a significant decrease in the market price of a long-lived asset, a significant adverse change in the extent or manner in which a long-lived asset is being used, significant adverse change in legal factors or in the business climate, including those resulting from technology advancements in the industry, the impact of competition or other factors that could affect the value of a long-lived asset, a significant adverse deterioration in the amount of revenue or cash flows the Company expects to generate from an asset group, an accumulation of costs significantly in excess of the amount originally expected for the acquisition or development of a long-lived asset, current or future operating or cash flow losses that demonstrate continuing losses associated with the use of a long-lived asset, or a current expectation that, more likely than not, a long-lived asset will be sold or otherwise disposed of significantly before the end of its previously estimated useful life. The Company performs impairment testing at the asset group level that represents the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. If events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable and the expected undiscounted future cash flows attributable to the asset group are less than the carrying amount of the asset group, an impairment loss equal to the excess of the asset's carrying value over its fair value is recorded. Fair value is determined based upon estimated discounted future cash flows. Through June 30, 2015, the Company has identified no such impairment loss. Assets to be disposed of would be separately presented on the balance sheets and reported at the lower of their carrying amount or fair value less costs to sell, and would no longer be depreciated or amortized.

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

Table of Content
Global Eagle Entertainment Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

At June 30, 2015 and December 31, 2014, there was approximately $8.0 million and $7.8 million, respectively, of deferred equipment costs included in inventory and other non-current assets. The deferred equipment costs pertain to certain costs expended in advance of services for one airline, and are being amortized ratably over the underlying term of the agreement through 2020.

The Company is not directly responsible for warranty costs related to equipment it sells to its customers. The vendors that supply each of the individual parts, which comprise the assemblies sold by the Company to customers, are responsible for equipment warranties directly to the customer.

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

As of June 30, 2015 and December 31, 2014, goodwill of $52.9 million and $53.0 million was attributed to the Company's Content reporting unit. The Company's most recent annual impairment analysis was performed in the fourth quarter of the year ended December 31, 2014 and indicated that there was no impairment of goodwill at that time. Through June 30, 2015, the Company has identified no impairment loss associated with its goodwill.

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

Table of Content
Global Eagle Entertainment Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Net Income (Loss) Per Share

Basic earnings (loss) per share (EPS) is computed using the weighted-average number of common shares outstanding during the period. Diluted earnings (loss) per share are computed using the weighted-average number of common shares and the dilutive effect of contingent shares outstanding during the period. Potentially dilutive contingent shares, which primarily consist of stock options issued to employees and consultants, restricted stock units, warrants issued to third parties and accounted for as equity instruments and convertible senior notes have been excluded from the diluted income (loss) per share calculation because their effect is anti-dilutive. As illustrated in the table below, the change in the fair value of the Company’s warrants, which are assumed to be converted into the Company’s common stock upon exercise, are adjusted to net income for purposes of computing dilutive earnings (loss) per share for the three months ended June 30, 2015. Common shares to be issued upon the exercise of warrant instruments classified as liabilities are included in the calculation of diluted income (loss) per share when dilutive.

The computation for basic and diluted EPS was as follows (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net income (loss) (numerator):
Net income (loss)	$12,987	$11,996	$9,556	$(14,153)
Income allocable to non-controlling interests	—	—	—	194
Net income (loss) for basic EPS	12,987	11,996	9,556	(14,347)

Less: adjustment for change in fair value on warrants liability for diluted EPS after assumed exercise of warrants liability	14,789	21,326	15,743	5,808
Net loss for dilutive EPS	$(1,802)	$(9,330)	$(6,187)	$(20,155)

Shares (denominator):
Weighted-average shares for basic EPS	77,111	71,988	76,993	71,983
Effect of assumed exercise of warrants liability	1,407	480	1,630	2,942
Adjusted weighted-average shares for diluted EPS	78,518	72,468	78,623	74,925

Basic earnings (loss) per share	$0.17	$0.17	$0.12	$(0.20)
Diluted loss per share	$(0.02)	$(0.13)	$(0.08)	$(0.27)

Weighted average securities not included in the calculation of diluted loss per share were as follow (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Stock options	3,234	3,026	2,926	1,471
Restricted stock units	51	50	36	29
Non-employees stock options	1	1	3	2
Equity warrants	489	32	513	32
Convertible notes	4,447	—	3,261	—

Foreign Currency

The vast majority of the Company's foreign subsidiaries’ customers are airlines and major U.S.-based studios. As the standard currency of transacting for service revenue and related costs of the worldwide airline industry is the U.S. Dollar, the Company concluded that the financial position and results of operations of the majority of its foreign subsidiaries are determined

Table of Content
Global Eagle Entertainment Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

using the U.S. dollar currency as the functional currency. Current or liquid assets and liabilities of these subsidiaries are remeasured at the exchange rate in effect at each period end. Long term assets such as goodwill, purchased intangibles and property and equipment are remeasured at historical exchange rates. The vast majority of the income statement accounts are remeasured at the spot rate, with the exception of amortization and depreciation expense, which are remeasured using historical exchange rates. Adjustments arising from the fluctuations in exchange rates for the remeasurement of financial statements from period to period are included in the condensed consolidated statements of operations.

Income Taxes

Deferred income tax assets and liabilities are recognized for temporary differences between the financial statement carrying amounts of assets and liabilities and the amounts that are reported in the income tax returns. Deferred taxes are evaluated for realization on a jurisdictional basis. The Company records valuation allowances to reduce deferred tax assets to the amount that is more likely than not to be realized. In making this assessment, management analyzes future taxable income, reversing temporary differences and ongoing tax planning strategies. Should a change in circumstances lead to a change in judgment about the realizability of deferred tax assets in future years, the Company will adjust related valuation allowances in the period that the change in circumstances occurs, along with a corresponding increase or charge to income. Due to the uncertainty over its ability to realize future taxable income in certain jurisdictions, the Company has recorded a valuation allowance of $57.0 million and $70.9 million against its domestic deferred tax assets as of June 30, 2015 and December 31, 2014, respectively, and $2.9 million and $2.8 million against its foreign deferred tax assets as of June 30, 2015 and December 31, 2014, respectively.

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

The following tables summarize the Company's financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2015, and December 31, 2014, respectively (in thousands):

	June 30, 2015	Quotes Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Earn-out liability	$—	$—	$—	$—
Global Eagle warrants (1)	36,871	36,871	—	—
Total financial liabilities	$36,871	$36,871	$—	$—

(1) Includes 10,129,508 public warrants.

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

Derivative Warrants. The fair value of the outstanding warrants issued in our initial public offering ("public warrants"), recorded as derivative warrant liabilities, is determined by the Company using the quoted market prices for the public warrants, which are traded over the counter. On reporting dates where there are no active trades, the Company uses the last reported closing trade price of the public warrants to determine the fair value. The Company recorded income from the change in the fair value of these warrants during the three and six months periods ended June 30, 2015 of $14.8 million and $15.7 million, respectively. The Company also recorded income for the change in fair value of these warrants during the three and six month periods ended June 30, 2014 of $21.3 million and $5.8 million, respectively.

The following table presents the fair value roll-forward reconciliation of level 3 assets and liabilities measured at fair value basis for the period ended June 30, 2015 (in thousands):

Earn-Out Liability
Balance, December 31, 2014	$1,710
Payment of 2014 EIM earn-out liability	(1,519)
Non-cash adjustment to 2014 EIM earn-out liability	(191)
Balance, June 30, 2015	$—

Financial Liabilities. The following table shows the carrying amounts, which approximate the fair values, of the Company's financial liabilities in the condensed consolidated financial statements at June 30, 2015 and December 31, 2014, respectively (in thousands):

	June 30, 2015		December 31, 2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Convertible senior notes (1)	$69,713	$80,430	$—	$—
Notes payable	$2,659	$2,659	$3,015	$3,015
(1) The fair value of the convertible senior notes is inclusive of the conversion feature, which was originally allocated for reporting purposes at $13.0 million, and is included in the condensed consolidated balance sheets within "Additional paid-in capital" (see Note 11).

Convertible Senior Notes

Table of Content
Global Eagle Entertainment Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

The estimated fair value of the convertible senior notes, which are classified as level 2 financial instruments, was determined based on the quoted bid price of the convertible senior notes in an over-the-counter secondary market on June 30, 2015.

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

Recent Accounting Pronouncements

In May 2014, a new accounting standard was issued that amends the guidance for the recognition of revenue from contracts with customers to transfer goods and services. This new standard will be effective for interim and annual periods beginning January 1, 2017, and is required to be adopted using either a full retrospective or a modified retrospective approach, and early adoption is not permitted. On April 29, 2015, the FASB issued a proposed ASU to defer the effective date for one year.  Management is currently evaluating the impact that this new standard will have on our financial statements.

Note 3. Goodwill

The following table presents the changes in the Company’s goodwill balance for the periods presented (in thousands).

Balance at December 31, 2014	$53,014
Currency translation adjustment	(153)
Balance at June 30, 2015	$52,861

Goodwill arose from the acquisitions of AIA, PMG, IFES and Purple in 2013 and 2014. No goodwill existed prior to 2013.

Note 4. Property, Plant, and Equipment, net

At June 30, 2015 and December 31, 2014, property, plant, and equipment, net consisted of the following (in thousands):

	June 30, 2015	December 31, 2014
Leasehold improvements	$2,151	$1,592
Furniture and fixtures	1,965	2,293
Equipment	18,705	17,593
Computer equipment	5,579	4,115
Computer software	6,746	5,950
Automobiles	246	307
Building	2,649	2,649
Albatross (aircraft)	425	425
Construction in progress	2,295	1,501
Total property, plant, and equipment	40,761	36,425
Accumulated depreciation	(15,093)	(12,774)
Property, plant, and equipment, net	$25,668	$23,651

Table of Content
Global Eagle Entertainment Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Depreciation expense for property, plant, and equipment amounted to $2.2 million and $1.7 million for the three months ended June 30, 2015 and 2014, respectively, and $4.2 million and $3.3 million for the six months ended June 30, 2015 and 2014, respectively.

Depreciation expense, including software amortization expense, by classification for the three and six months ended June 30, 2015 and 2014 is shown below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Cost of sales	$670	$911	$1,337	$1,631
Sales and marketing	251	114	403	237
Product development	326	153	669	323
General and administrative	927	520	1,798	1,142
Total depreciation expense	$2,174	$1,698	$4,207	$3,333

Note 5. Intangible Assets, net

As a result of the Business Combination, the Company acquired definite-lived intangible assets that are primarily amortized on a straight-line basis. The Company's definite-lived intangible assets have assigned useful lives ranging from 1.5 to 8 years (weighted average of 5.5 years).

Intangible assets, net at June 30, 2015, consisted of the following (in thousands, except for useful lives):

			June 30, 2015
	Weighted Average Useful Lives		Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Intangible assets:
Definite life:
Existing technology - software	7 years		$2,575	$(889)	$1,686
Existing technology - games	5 years		12,331	(5,960)	6,371
Developed technology	8 years		7,317	(1,601)	5,716
Customer relationships	7.2 years		119,879	(39,722)	80,157
Other	2.5 years		7,264	(4,224)	3,040
Content library (acquired in the Business Combination)	1.5 years		14,298	(14,298)	—
Content library (acquired post Business Combination)	1.5 years	(1)	36,349	(23,802)	12,547
			$200,013	$(90,496)	$109,517
Currency translation adjustment					(197)
Total intangible assets					$109,320

Intangible assets, net at December 31, 2014, consisted of the following (in thousands, except for useful lives):

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

The content library that is expected to be licensed and to generate revenues within the next twelve months is classified as Content library, current, on the Company's condensed consolidated balance sheets as of June 30, 2015 and December 31, 2014. The remainder of content library is classified and included within the intangible asset amount. The Company expects to record amortization of the intangible assets as follows (in thousands):

Year ending December 31,	Amount
2015 (remaining six months)	$16,247
2016	30,235
2017	19,476
2018	15,871
2019	10,992
Thereafter	16,499
Total	$109,320
The Company recorded amortization expense, excluding amortization of content library (acquired post business combination) of $6.0 million and $12.0 million for the three and six months ended June 30, 2015, respectively, and $6.6 million and $14.4 million during the three and six months ended June 30, 2014, respectively. Amortization expense excludes the amortization of the content library, which is included in cost of sales.

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

Table of Content
Global Eagle Entertainment Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Operating Lease Commitments

Operating lease commitments include payments on outstanding, noncancelable, operating lease obligations. The Company leases its operating facilities under noncancelable operating leases that expire through 2025. The Company also leases certain facilities and vehicles under month-to-month arrangements. Total rent expense for the three months ended June 30, 2015 and 2014 was $1.1 million and $1.0 million, respectively. Rent expense for the six months ended June 30, 2015 and 2014 was $2.1 million and $2.1 million, respectively. The Company is responsible for certain operating expenses in connection with these leases.

Satellite Cost Commitments

During the six months ended June 30, 2015 the Company had in place a Master Services Agreement ("MSA") with its satellite service provider to provide for satellite capacity over Russia, the North Atlantic and for expansion of its existing capacity in the U.S. and Europe. As of December 31, 2014, the remaining MSA satellite cost commitments totaled up to $289.8 million through December 31, 2027. The Company expenses these satellite fees in the month the service is provided as a charge to cost of services.

During the year ended December 31, 2014, the Company entered into a satellite service agreement with New Skies Satellites B.V. (“SES”) that will provide global, Ku-band satellite bandwidth to GEE for use in GEE’s in-flight connectivity system. The SES agreement required the Company to make an up-front pre-payment of $4.0 million. During the three months ended March 31, 2015, the Company entered into an agreement with Hughes Network Systems, LLC (“HNS”) to administer and assume the underlying obligations under the SES agreement, and transferred its $4.0 million SES prepayment to HNS. These pre-payments are being applied to certain service fees as they become due. In the event that the HNS agreement is terminated, HNS will refund the pre-payments, less any amounts applied to services rendered or scheduled to be rendered. In July 2015, the Company entered into a separate agreement with SES that extended additional pre-payments each upon the achievement of certain milestones relating to the development by SES of future Capacity Services, with such additional pre-payments being due no earlier than January 2016.
Legal Matters

On May 6, 2014, UMG Recordings, Inc., Capitol Records, Universal Music Corp and entities affiliated with the foregoing (collectively, “UMG”) filed suit in the United States District Court for the Central District of California against the Company and Inflight Productions Ltd. (“IFP”) for copyright infringement and related claims and unspecified money damages. IFP is a direct subsidiary of Global Entertainment AG (formally AIA) and an indirect subsidiary of the Company.  On July 1, 2014, American Airlines, Inc. (“American”) filed suit in Texas State Court, Tarrant County, against IFP, and filed an amended complaint on October 29, 2014, seeking a declaration that IFP is obligated to defend and indemnify American against claims that UMG may assert against American for copyright infringement insofar as such claims arise out of American’s use of content provided by IFP during a limited period of time, and for breach of contract.  The American lawsuit seeks unspecified money damages and liquidated damages, as well as attorney’s fees. On February 24, 2015, American was added as a defendant in UMG’s case against the Company and IFP, but American has now settled with UMG.  We participated in a non-binding mediation of the case with UMG on April 1, 2015, which did not result in a settlement; another settlement mediation is scheduled for September 2, 2015.  Based on currently available information, the Company believes that IFP has strong defenses and intends to defend vigorously against the UMG and American lawsuits, but the outcome of these matters is inherently uncertain and could have a material adverse effect on the Company’s business, financial condition and results of operations.  As of June 30, 2015, the potential range of loss related to these matters cannot be determined.
            On August 14, 2014, SwiftAir, LLC filed suit against our wholly owned subsidiary Row 44, Inc. and one of its customers for breach of contract, quantum meruit, unjust enrichment and similar claims and unspecified money damages in the Superior Court of California for the Country of Los Angeles.  SwiftAir and Row 44 had a contractual relationship, which Row 44 terminated in 2013, with respect to the provision of destination deal content to one of Row 44’s connectivity customers. Based on currently available information, the Company believes that Row 44 has strong defenses and intends to defend vigorously against this lawsuit, but the outcome of this matter is inherently uncertain and could have a material adverse effect on the Company’s business, financial condition and results of operations. As of June 30, 2015, the potential range of loss related to this matter cannot be determined.
               In addition, from time to time we are party to various legal matters incidental to the conduct of our business. Certain of our outstanding legal matters include speculative claims for indeterminate amounts of damages. We record a liability when we believe that it is probable that a loss has been incurred and the amount can be reasonably estimated. While the resolution of

Table of Content
Global Eagle Entertainment Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

the above matters cannot be predicted with certainty, the Company does not believe, based on current knowledge, that the outcome of the currently pending claims or legal proceedings in which the Company is currently involved will have a material adverse effect on the Company's financial statements.
Other
Operating lease contracts usually have a contract period from 1 to 5 years. The movie license contracts have a contract period of 3 years. Minimum payments for already signed contracts are mainly to be paid within 12 months. Earn-out obligations associated with prior business combinations, including EIM and PMG, were accrued for in full as of December 31, 2014 and were fully paid in 2015.
Note 8. Related Party Transactions

Administrative Services

One of the Company's subsidiaries rents office space belonging to a company in which a former member of such subsidiary's management has an ownership interest. There were no unpaid lease liabilities as of June 30, 2015 and December 31, 2014. The Company recognized rent expense of $60,000 and $120,000 for the three and six month periods ended June 30, 2015 and 2014, respectively.

Office Lease Agreement with Employee

In connection with the acquisition of PMG, the Company acquired an office lease that is currently being occupied and used as part of operations in Irvine, California. This building is majority owned by one of the founding members of PMG, who was an employee of the Company at June 30, 2015. The lease terminates on March 31, 2024. The total rental expense incurred during the three and six months periods ended June 30, 2015 and 2014 was approximately $0.1 million.

PMG Post-Closing Payment

In connection with the Company's purchase of substantially all of the assets of PMG in June 2013, the Company agreed to a post-closing payment based on the fulfillment of certain post-closing employment obligations by certain PMG executives (the "PMG Earn Out"), which the Company is required to account for as compensation to the sellers and is recognized as an expense, over the requisite service period. In June 2014, the Company modified the PMG Earn Out to waive the PMG Earn Out and certain other purchase obligations and PMG seller rights in exchange for cash consideration of $2.5 million (the “Additional PMG Consideration”). Fifty percent of the additional PMG Consideration was payable after 10 days from closing, and the remaining $1.25 million was payable in four quarterly installments through the first half of 2015. At December 31, 2014, the remaining outstanding balance was approximately $0.9 million. During the six months ended June 30, 2015, the Company further modified the PMG Earn Out to accelerate the payment of the remaining payment. At June 30, 2015, there was no outstanding balance on the PMG Earn Out.

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

AIA Earn-Out

The Company recognized an expense of $1.4 million during the year ended December 31, 2014 as a result of the remeasurement of the fair value of the earn-out liability acquired in the AIA stock acquisition. The earn-out was payable to certain employees of EIM, a wholly owned subsidiary. At December 31, 2014, the outstanding balance relating to the earn-out liability was $1.7 million. The earn-out liability was paid during the six months ended June 30, 2015. As of June 30, 2015, there was no outstanding balance.

Table of Content
Global Eagle Entertainment Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 9.     Stock Options and Warrants

Stock Options

In conjunction with the Business Combination, the Company adopted its 2013 Equity Incentive Plan, which was subsequently amended and restated (as so amended and restated, the "Plan"). Under the Plan, the Administrator of the Plan, which is the compensation committee of the Company's board of directors, may grant up to 9,000,000 stock options, restricted stock, restricted stock units and other incentive awards to employees, officers, non-employee directors, and consultants, and such options or awards may be designated as incentive or non-qualified stock options at the discretion of the Administrator. Employee stock option grants made prior to 2015 have 5-year terms and vest 1/4th on the anniversary of the vesting commencement date and 1/36th monthly thereafter, over a 3-year period. During the six months ended June 30, 2015, employee stock options were granted to the Company’s named executive officers that have 5-year terms and vest 1/4th on each anniversary date over a 4-year period. Stock options granted to the Board of Directors prior to 2015 have 5-year terms and vest monthly over two years from the vesting commencement date. During the six months ended June 30, 2015, stock options with 5-year terms were granted to the Board of Directors for services performed in 2014 and to be performed in 2015. The grants made for 2014 services vested immediately and the grants made for 2015 services vest 1/4th quarterly through December 31, 2015. Certain stock option awards have accelerated vesting provisions in the event of a change in control and/or termination without cause.

Fair values of the stock options at June 30, 2015 and 2014 were determined using the Black-Scholes model and the following weighted average assumptions:

	Six Months Ended June 30,
	2015	2014
Common stock price on grant date	$13.19	$10.71
Expected life (in years)	3.5	4.0
Risk-free interest rate	1.3%	1.57%
Expected stock volatility	44%	64%
Expected dividend yield	—%	—%
Fair value of stock options granted	$4.46	$5.24

Stock option activity for the six months ended June 30, 2015 is as follows:

	Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2015	5,771	$10.64
Granted	903	$13.19
Exercised	(537)	$9.84
Forfeited	(845)	$11.15
Outstanding at June 30, 2015	5,292	$11.08	3.63	$10,844
Vested and expected to vest at June 30, 2015	4,660	$10.99	3.59	$9,953
Exercisable at June 30, 2015	1,871	$10.44	3.19	$5,010

Restricted stock units

The grant date fair value of an RSU equals the closing price of the Company's common stock on the grant date. During the three months ended September 30, 2014, the Company granted certain employees performance units in the form of RSUs. A performance unit gives the recipient the right to receive common stock that is contingent upon achievement of a specified pre-determined performance target for fiscal 2014 and the continuation of employment for a period of one year from the grant date. The number of shares issued totaled 77,687 shares of the Company’s common stock. During the six months ended June 30, 2015, the Company granted 29,000 RSUs to the Board of Directors that fully vest on the 13-month anniversary of the grant date. The Company also granted 178,000 RSUs to certain employees that vest 1/4th on the grant anniversary date over a 4-year term.

Table of Content
Global Eagle Entertainment Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following summarizes select information regarding our RSUs during the six months ended June 30, 2015:

	Units (in thousands)	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2015	59	$12.90
Granted	207	$13.23
Vested	(5)	$12.90
Forfeited	(13)	$12.98
Balance nonvested at June 30, 2015	248	$10.08	$3,235
Vested and expected to vest at June 30, 2015	192	$10.08	$2,494

Stock-Based Compensation Expense

Stock-based compensation expense related to all employee and non-employee stock-based awards for the three and six months ended June 30, 2015 and 2014 was as follow, (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Cost of services	$124	$—	$165	$—
Sales and marketing expenses	338	—	364	—
Product development	196	—	509	—
General and administrative	894	1,973	3,064	4,589
Total stock-based compensation expense	$1,552	$1,973	$4,102	$4,589

Warrants

The following is a summary of non-public warrants outstanding as of June 30, 2015 that the Company assumed in the Business Combination:

	Weighted Average Exercise Price per Warrant	Number of Warrants (as converted) (in thousands)	Weighted Average Remaining Life (in years)
Common stock warrants	$8.79	690	1.72
Series C Preferred stock warrants	$8.74	734	1.94

Public warrants activity for the six months ended June 30, 2015 is as follows:

Global Eagle Warrants	Number of Warrants (in thousands)	Weighted Average Exercise price	Weighted Average Remaining Contractual Term (in years)
Outstanding at January 1, 2015	10,149	$11.5
Exercised	(19)	11.5
Outstanding and exercisable at June 30, 2015	10,130	$11.5	2.59

The Company accounts for 10,129,508 of Global Eagle's warrants as derivative liabilities at June 30, 2015. During the three and six months ended June 30, 2015, the Company recorded income of approximately $14.8 million and $15.7 million, respectively, in the condensed consolidated statements of operations as a result of the remeasurement of these warrants at balance sheet date until exercised. During the three and six months ended June 30, 2014, the Company recorded approximately $21.3 million and $5.8 million, respectively, of income in the consolidated statements of operations as a result of the remeasurement of these warrants at balance sheet date until exercised. The fair value of warrants issued by the Company has been estimated using

Table of Content
Global Eagle Entertainment Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

the warrants' quoted public market price. In the event the Company’s closing stock price is at or above $17.50 for twenty of thirty consecutive trading days, the Company can call the 10,129,508 public warrants and force the holders to exercise their warrants at $11.50 per share, with estimated proceeds of approximately $116.5 million.

During the year ended December 31, 2014, the Company's Board of Directors authorized the Company to repurchase up to $25.0 million of GEE's public warrants (inclusive of certain prior warrant purchases). As of June 30, 2015, $13.2 million was available for warrants repurchases under this authorization. See Note 14. Subsequent Events. The amount the Company spends and the number of warrants repurchased varies based on a variety of factors including the public warrant price.

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
Income tax expense for the three months ended June 30, 2015 and 2014 was $1.3 million and $0.8 million respectively. The tax expense for the three months ended June 30, 2015 was driven primarily by income in foreign jurisdictions.
As of June 30, 2015 and December 31, 2014 the Company has recorded a valuation allowance of $59.9 million and $73.7 million against its domestic and foreign deferred tax assets, respectively, due to the uncertainties over its ability to realize future taxable income in those jurisdictions. As of June 30, 2015, the valuation allowance on domestic and foreign deferred tax assets were $57.0 million and $2.9 million, respectively.
As of June 30, 2015 and December 31, 2014, the Company had federal net operating loss carry-forwards ("NOLs") of $106.4 million and $128.4 million, respectively, and state net operating loss carry-forwards of $56.0 million and $64.8 million, respectively, which losses will begin to expire during the fiscal years ending in December 31, 2028 and 2018, respectively. These NOLs may be used to offset future taxable income, to the extent the Company generates any taxable income, and thereby reduce or eliminate future federal income taxes otherwise payable. Section 382 of the Internal Revenue Code imposes limitations on a corporation's ability to utilize NOLs if it experiences an ownership change as defined in Section 382. In general terms, an ownership change may result from transactions increasing the ownership of certain stockholders in the stock of a corporation by more than 50% over a three year period. In the event that an ownership change has occurred, or were to occur, utilization of the Company's NOLs would be subject to an annual limitation under Section 382 as determined by multiplying the value of the Company's stock at the time of the ownership change by the applicable long-term tax-exempt rate as defined in the Internal Revenue Code. Any unused annual limitation may be carried over to later years. The Company could experience an ownership change under Section 382 as a result of events in the past in combination with events in the future. If so, the use of the Company's NOLs, or a portion thereof, against future taxable income may be subject to an annual limitation under Section 382, which may result in expiration of a portion of the NOLs before utilization. Therefore, the Company could be liable for income taxes sooner than otherwise would be true if the Company were not subject to Section 382 limitations. The Company plans to perform a study to determine the extent of the limitation. Any carry-forwards that expire prior to utilization as a result of such limitations will be removed, if applicable, from deferred tax assets with a corresponding reduction of the valuation allowance. Currently, the Company expects the utilization of our net operating loss and tax credit carry-forwards in the near term to be affected by certain limitations placed on these carry-forwards as a result of our previous ownership changes with PAR Capital.

As of June 30, 2015, the Company intends to reinvest the foreign earnings of its subsidiaries on an indefinite basis. As a result, deferred taxes have not been established for unremitted earnings of foreign subsidiaries.

The Company does not expect its uncertain tax position to materially change during the next twelve months.  As of June 30, 2015, the Company has recorded a $4.9 million cumulative liability for uncertain income tax positions largely pertaining to historical tax positions associated with one of its Canadian subsidiaries acquired as part of the AIA acquisition in January 2013, which includes accumulated interest and penalties of approximately $0.8 million.

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

In accounting for the direct transaction costs (the "issuance costs") related to the Convertible Notes, the Company allocated the total amount of issuance costs incurred to the liability and equity components based on their relative values. The Company recorded issuance costs of $1.8 million and $0.3 million to the liability and equity components, respectively. Issuance costs, including fees paid to the initial purchasers who acted as intermediaries in the placement of the Convertible Notes, attributable to the liability component are included within "Other current assets" and "Other non-current assets" in the condensed consolidated balance sheets and are being amortized to interest expense over the term of the Convertible Notes, and the issuance costs attributable to the equity component were netted with the equity component and included within "Additional

Table of Content
Global Eagle Entertainment Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

paid-in capital" in the condensed consolidated balance sheets. Interest cost related to the amortization expense of the issuance costs associated with the liability component was not material during the six months ended June 30, 2015.

As of June 30, 2015, the outstanding Convertible Notes balance, net of the discount associated with the equity component, was $69.7 million.

Bank Debt

With the acquisition of PMG in July 2013, the Company assumed approximately $3.3 million of debt in the form a $1.5 million term loan (the “Term Loan”) and a $1.8 million line of credit (the “LOC”) with a bank. The Term Loan and the LOC matured in October 2017, and bear interest at a rate equal to the bank’s reference rate, which was approximately 3.25% during the year ended December 31, 2014, or the bank’s current prime rate. During the year ended December 31, 2014, the Company repaid the outstanding balance of the Term Loan and the LOC in full using a portion of the Citibank Term Loan proceeds described below.

With the acquisition of IFES on October 18, 2013, the Company assumed approximately $1.3 million of debt in the form of two facility letters for a commercial mortgage loan with a bank for $0.2 million and $1.1 million. The mortgage letters mature in October 2014 and 2032, respectively, and bear interest at a rate equal to 1.75% during the three months ended June 30, 2015. Interest is paid on a monthly basis. There was no accrued interest on the credit facilities as of June 30, 2015 or June 30, 2014. As of June 30, 2015, there was $0.9 million in borrowings outstanding under the remaining facility letter.

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

At June 30, 2015, there was $1.7 million outstanding under the Citibank Term Loans and $20.0 million available for future borrowings under the Citibank Revolving Loans.

    The following is a schedule, by year, of future minimum principal payments required under notes payable and bank debt as of June 30, 2015 (in thousands):

Years Ending December 31,	Amount
2015 (remaining six months)	$622
2016	869
2017	831
2018	68
2019	69
Thereafter	83,166
Total	$85,625

Table of Content
Global Eagle Entertainment Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 12. Concentrations

Concentrations of Credit and Business Risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash and cash equivalents and accounts receivable.

At June 30, 2015 and December 31, 2014, the Company's cash and cash equivalents were maintained primarily with major U.S. financial institutions and foreign banks. Deposits with these institutions at times exceed the federally insured limits, which potentially subjects the Company to concentration of credit risk. The Company has not experienced any losses related to these balances and believes that there is minimal risk.

A substantial portion of the Company's revenue is generated through agreements with one airline customer. The Company may not be successful in renewing these agreements, or if they are renewed, they may not be on terms as favorable as current agreements. The percentage of revenue generated through the customer representing more than 10% of consolidated revenue is as follows:

	Six Months Ended June 30,
	2015	2014
Southwest Airlines	25%	22%

No other customer accounted for revenues greater than 10% for the two periods presented.

Accounts receivable balances from Southwest Airlines represented approximately 7% and 13% of total accounts receivable at June 30, 2015 and December 31, 2014, respectively.

Note 13.     Restructuring

The Company records the cost reduction plan activities in accordance with the Accounting Standards Codification (ASC), including ASC 420 Exit or Disposal Cost Obligations, ASC 712 Compensation-Nonretirement Postemployment Benefits and ASC 360 Property, Plant, and Equipment (Impairment or Disposal of Long-Lived Assets).

During the third quarter ended September 30, 2014, the Company implemented a plan to improve operational efficiencies, which included the closure of its German-based operations and facilities, centralization of its international financial operations, and realignment of its international and U.S. tax structure (the “Plan”). During 2014, in conjunction with the Plan, the Company committed to a reduction in force. As of September 23, 2014, the Company communicated the reduction to affected employees. The Company anticipates that it will substantially complete the implementation of its Plan by the end of the third quarter of 2015.

The Company estimates that $4.7 million to $5.2 million of restructuring charges will be incurred in connection with the Plan, including:

(1)
The Company estimates that it will incur total expenses relating to employee termination benefits, which primarily include severance and transitional-related expenses, of approximately $2.7 million, all of which represents cash expenditures which were incurred and expensed through June 30, 2015.

(2)
In connection with the closure of its German operations pursuant to the Plan, the Company expects disposals of approximately 11,000 square feet of leased facilities in Duisburg and Munich, Germany, representing approximately 6% of its global facilities square footage. The Company incurred an aggregate of approximately $0.4 million of facilities disposal charges pursuant to the Plan through June 30, 2015.

(3)
Beginning in the third quarter of 2014 through the third quarter of 2015, the Company anticipates incurring periodic restructuring expenditures in an aggregate amount of $1.5 to $2.0 million, comprised of legal and professional fees associated with the execution of the Plan. Through June 30, 2015, the Company has incurred and expensed approximately $1.4 million in professional fees in connection with the Plan.

Table of Content
Global Eagle Entertainment Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table summarizes the charges recorded during the six months ended June 30, 2015 related to the Plan by type of activity (in thousands):

	Termination benefits	Leases and other contractual obligations	Other	Total

Restructuring charges	$238	$64	$—	$302
Total Restructuring charges	$238	$64	$—	$302

The following table summarizes the charges and spending relating to the Plan since inception (in thousands):

	Termination benefits	Leases and other contractual obligations	Other	Total

Expense	$2,727	$386	$1,412	$4,525
Payments	(2,727)	(386)	(933)	(4,046)
Restructuring reserves as of June 30,2015	$—	$—	$479	$479

Note 14. Subsequent Events

Subsequent to June 30, 2015, the Company completed four acquisitions: Western Outdoor Interactive Pvt. Ltd., certain assets of RMG Networks Holding Corporation, merger of Marks Systems, Inc., doing business as masFlight and navAero AB for an aggregate purchase price of approximately $51.5 million in cash and contingent payments which may total up to $25.0 million based upon the performance of the acquired companies through the end of 2019.

On July 31, 2015, the Company issued 1,015,176 shares of common stock in exchange for the surrender of public warrants exercisable for 3,045,530 shares of the Company's common stock.

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

These forward-looking statements are based on information available to us as of the date of this Quarterly Report on Form 10-Q and on our current expectations, forecasts and assumptions, and involve substantial risks and uncertainties. Actual results may vary materially from those expressed or implied by the forward looking statements herein due to a variety of factors, including: our ability to expand our domestic and international business, including our ability to grow our business with current and potential future airline partners and successfully partner with satellite service providers, including Hughes Network Systems and SES S.A.; our ability to grow through acquisitions, and the ability of our management to integrate acquisitions and manage growth profitably; our obligations under the convertible senior notes that we issued in February 2015, and our ability to successfully use the proceeds therefrom; our management’s ability to recognize changing trends in the systems, services and business model requirements of our current and potential future customers; our ability to sustain historic levels of revenue from our “TV Flies Free” offering on Southwest Airlines and our ability to replicate this model with other airlines; the ability of our content segment to provide unique content curation and delivery services attractive to non-theatrical customers, including the airlines and studios; the outcome of any legal proceedings pending or that may be instituted against us; changes in laws or regulations that apply to us or our industry; our ability to recognize and timely implement future technologies in the content delivery space, including wireless content delivery, and the satellite connectivity space, including Ku-HTS and other competing satellite technologies, system developments and deployments; our ability to deliver end-to-end connectivity network performance sufficient to meet the increasing demands of our airline customers and their passengers; our ability to generate sufficient service revenues to recover costs associated with equipment subsidies and other start-up expenses that we may incur in connection with sales of our connectivity solution; our ability to obtain and maintain regulatory and international authorizations to operate our connectivity service over the airspace of foreign jurisdictions our customers utilize; our ability to timely and cost-effectively identify and license television, audio and media content that airlines and/or passengers demand and will purchase; general economic and technological circumstances in the satellite transponder market, including access to transponder capacity in limited regions and successful launch of replacement transponder capacity where and when applicable; our ability to obtain and maintain licenses for content used on legacy installed in-flight entertainment systems and next generation in-flight entertainment systems; the loss of, or failure to realize benefits from, agreements with our airline partners; the loss of relationships with original equipment manufacturers or dealers; unfavorable economic conditions in the airline industry and economy as a whole, and in particular arising from sanctions against Russia and the instability in the Middle East; the reliance on third-party satellite service providers and equipment and other suppliers, including single source providers and suppliers; the effects of service interruptions or delays, technology failures, material defects or errors in our software or hardware, damage to our network resources, disruption of our content delivery systems or geopolitical restrictions; the limited operating history of our connectivity and in-flight television and media products; costs associated with defending pending or future intellectual property infringement actions and other litigation or claims and costs associated with other legal matters; increases in our projected capital expenditures due to, among other things, unexpected costs incurred in connection with the roll out of our technology roadmap or our international expansion plans, including managing rapid changes in available competitive technologies and product development of such technologies; fluctuation in our operating results; the demand for in-flight broadband Internet access services and market acceptance for our products and services; and other risks and uncertainties set forth in this report, our 2014 Form 10-K, and our subsequent Form 10-Q and Form 8-K reports and other filings with the SEC. We do not undertake any obligation to update forward-looking statements as a result of new information, future events or developments or otherwise, except as required by law or by the rules and regulations of the SEC.

The following discussion and analysis of our business and results of operations for the three and six months ended June 30, 2015, and our financial condition at that date, should be read in conjunction with the financial statements and the notes thereto included in Item 1 of this Quarterly Report on Form 10-Q and our 2014 Form 10-K.

Overview of the Company

We are a leading full service provider of connectivity and content to the worldwide travel industry, as well as the non-theatrical markets in Canada and in the U.S. Our principal operations and decision-making functions are located in North America and Europe. We manage and report our businesses in two operating segments: Connectivity and Content. Our chief operating decision maker regularly reviews our operating results by our Connectivity and Content operating segments, principally to make decisions about how we allocate our resources and to measure our segment and consolidated operating performance. We currently generate a majority of our revenue through the licensing of content and providing our Wi-Fi and Content services to the airline industry, and to a lesser extent through the sale of network equipment to airlines. Our chief operating decision maker regularly reviews revenue and contribution profit on a segment basis, and our results of operations and pre-tax income or loss on a consolidated basis in order to gain more depth and understanding of the key business metrics driving our business. Accordingly, we report revenue and contribution profit for these segments separately.

For the six months ended June 30, 2015 and 2014, we reported revenue of $202.7 million and $184.1 million, respectively. For the six months ended June 30, 2015 and 2014, our Content operating segment accounted for 72% and 73% of our total revenue, respectively, and our Connectivity operating segment accounted for 28% and 27%, respectively. For the six months ended June 30, 2015 and 2014, one airline customer, Southwest Airlines, accounted for 25% and 22% of our consolidated revenues, respectively.

Basis of Presentation

This analysis is presented on a consolidated basis. In addition, a brief description is provided of significant transactions and events that have an impact on the comparability of the results being analyzed.

Opportunities, Challenges and Risks

For the six months ended June 30, 2015 and 2014, we derived the majority of our revenue through the licensing and related services from our Content operating segment, and secondarily from Wi-Fi Internet service and the sale of equipment to airlines from our Connectivity operating segment. For the six months periods ended June 30, 2015 and 2014, the vast majority of our equipment and Wi-Fi Internet service revenue were generated by two airlines, Southwest Airlines and Norwegian Air Shuttle.

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
As technology continues to evolve, we believe that there are opportunities to expand our services by adding more content in a greater variety of formats. Currently, our Content and Connectivity operating segments are separate platforms; however, we believe there is an opportunity to diversify our revenue long term by cross leveraging these services, including offering a greater variety of premium paid content across our Connectivity platform. For example, we acquired AIA, PMG and IFES in 2013 to accelerate our paid premium content opportunity. During 2014, we developed a system, WISETM that enables airlines to provide in-cabin Wi-Fi delivery of content to airline passengers' hand-held personal devices. Our first implementation of WISETM launched on a commercial airline during the second quarter of 2014. Conversely, the evolution of technology presents an inherent risk to our Content and Connectivity operating segments.  Today, we see large opportunities to expand our connectivity services in parts of the world where we will need to make substantial investments to improve our current service offerings. As a result, during the first quarter of 2015, we entered into a long-term development project with QEST to develop new global antenna technologies, and we expect to make significant product development investments to our existing connectivity technology solutions over the next twelve to eighteen months to address these opportunities. Our Connectivity platform also utilizes leading satellite Ku-band systems and equipment today; however, with the introduction and evolution of more competitive technologies such as GSM and Ka-band satellite solutions, our current technology may become obsolete, too expensive and/or outdated.  On October 24, 2014, we entered into an agreement with SES for satellite capacity for the period that began in the first half of 2015 and continuing for ten years after the launch of a Ku-HTS satellite. The agreement with SES will provide us with global satellite coverage and the ability to participate in future technology improvements in Ku-band satellite solutions. In February 2015, we modified the terms of our current agreements with SES and Hughes to formalize a satellite capacity ordering structure whereby the Company will order SES-sourced satellite capacity through Hughes and Hughes will provide satellite performance and satellite coverage evaluation services to the Company. However, there is no guarantee that our existing or future satellite providers or solutions will be adequate to enable us to compete effectively with our competitors, and as a result we may lose customers to our competitors who offer more technologically evolved and/or less costly connectivity systems in the future.  Lastly, the future growth in our Content operating segment relies heavily on our airline customers continuing to utilize onboard in-flight entertainment ("IFE") systems for their passengers to watch media content.  With the emergence and increased use of hand-held personal devices by airline passengers, our airline customers may decide to decrease the media content onboard IFE systems, and/or discontinue the use of IFE systems indefinitely.  This would adversely impact the future growth of our Content operating segment.
The use of our connectivity equipment on our customer’s planes is subject to regulatory approvals, such as a Supplemental Type Certificate, or “STC” that are imposed by agencies such as the Federal Aviation Agency (“FAA”) and the European Aviation Safety Agency (“EASA”). The costs to obtain an STC can be significant and vary by plane type and customer location. As of December 31, 2014, we have STCs to operate our equipment on several plane types, including Boeing’s 737 next generation family and the Boeing 757 family. In 2014, we began work on obtaining an STC for Air China’s Boeing 777, which we recently obtained, and an STC for Air France’s Airbus ("A320"), the costs of which have been in excess of $3.2 million as of June 30, 2015. While we believe we will be successful in obtaining the Air France STC approval, there is a risk that neither the FAA nor EASA will approve this STC on a timely basis, if at all, and as a result, it could negatively impact our growth, relationships, and ability to deploy our future connectivity services with Air France or other customers. To partially address the risk and costs of obtaining STCs in the future, we recently signed an agreement with Boeing to commence the process for offering our connectivity equipment on a line-fit basis for Boeing’s 737 MAX and 787 models, and our Connectivity equipment became available as an option on new Boeing 737 airplanes. We also expect to undertake similar line-fit initiatives with other plane manufacturers such as Airbus in the near term. As a result, we expect to incur significant product development expenses over the next twelve to eighteen months as we invest in these long-term line-fit opportunities, which we believe will improve our long-term ability to onboard our connectivity equipment on new plane types in a more scalable and cost-effective manner.
We are significantly dependent on certain key suppliers. Through June 30, 2015, our Connectivity operating segment purchased its satellite bandwidth from a single supplier, Hughes, which also provides us with certain equipment and servers required to deliver the satellite stream, rack space at the supplier's data centers to house the equipment and servers and network operations service support. We also purchase radomes, satellite antenna systems and rings from single suppliers. Any interruption in supply from these significant vendors could have a material impact on our ability to provide connectivity services to airline customers.
The growth of our Content segment is based upon a number of factors, including the growth of IFE systems, our customers' demand for content and games, the general availability of content to license from our studio partners, pricing from our competitors and our ability to manage the underlying economics of content licensing by studio. Due to the acquisitions of AIA, PMG and IFES throughout 2013, our Content segment revenue growth in 2014 as compared to 2013 was significant and not necessarily comparable between the two periods. As a result, we do not expect our Content segment to grow at the same historical levels in 2015 as compared to 2014. While we do believe that the amount of IFE systems and customer demand for content and games will continue to grow in the foreseeable future, we do expect the overall growth in our Content segment to be more consistent with the overall IFE market growth in the near term.
The growth of our Connectivity segment is based upon a number of factors, including the rates at which we grow the number of installed base of connectivity systems from new and existing customers, customer demand for connectivity services, government regulations and approvals, passenger adoption, growth, take rates, and overall usage of our connectivity services, the general availability and pricing of satellite bandwidth globally, pricing pressures from our competitors, general travel industry trends, new and competing connectivity technologies, and our ability to manage the underlying economics of connectivity services on a global basis.  In order to expand our customer base in new and emerging markets, we may finance portions of future connectivity equipment sales.  In February 2015, we raised capital through a private placement of convertible senior notes in February 2015, a portion of which proceeds we plan to use for future equipment financing arrangements. The long-term economics of any future agreement involving equipment financing could positively or negatively impact our liquidity, growth, Connectivity margins, relationships, and ability to deploy our future connectivity services with current or future customers.

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
In July 2013, our customer Southwest Airlines announced “TV Flies Free” under which Southwest Airlines passengers using Internet-ready personal devices have free access to live television and up to 75 on-demand shows on the airline's more than 400 Wi-Fi-enabled aircraft powered by us. TV Flies Free initially was exclusively sponsored by DISH Network Corporation through December 31, 2014. In 2015, new sponsors including JPMorgan Chase & Co. were obtained for TV Flies Free. A significant amount of the revenue we generate from the TV Flies Free program is indirectly provided by the program’s sponsors. Should sponsorship revenue not be available to Southwest Airlines from third parties, Southwest Airlines is under no contractual obligation to offer free access to live television and on-demand shows to its passengers. As a result, there can be no assurance that we will continue to receive the same level of revenues from Southwest Airlines and Connectivity service revenue in future periods may fluctuate accordingly.
In 2014, we commenced integration and formal restructuring activities of our 2013 acquisitions of AIA, PMG and IFES to support future growth. In September 2014, we announced and commenced our formal restructuring plan (the “Plan”), and we expect to realize significant cost savings from the Plan throughout 2015. In addition, in the first half of 2015, we initiated further integration activities that we believe will help us to further accelerate our operating margin in 2015 and beyond.
For the years ended December 31, 2014 and 2013, a substantial amount of our Connectivity revenue was derived from airlines located in the United States. While our Connectivity revenue is primarily generated through airlines based in the United States today, we believe that there is an opportunity in the longer term for us to significantly expand our Connectivity operating segment's service offerings to airlines based in countries outside of the United States. In 2014, we announced partnerships in Europe with Orange and with China Telecom Communications Co., LTD and IP Star International PTE Limited, an affiliate of Thaicom, to jointly work to expand our Connectivity services within the broader Asia and European markets. In June 2015, we announced a new Connectivity agreement with Dubai Aviation Corporation ("FlyDubai"), an airline located in the Middle East. We plan to further expand our Connectivity operations internationally to address these opportunities. As we expand our business further internationally in places such as the Middle East and Latin America, we may incur significant incremental upfront expenses associated with these growth opportunities.
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

Content Segment
A significant amount of our Content revenue is generated from licensing of acquired and third-party media content, video and music programming, applications, and video games to the airline industry, and secondarily from services ranging from selection, purchase, production, customer support and technical adjustment of content in connection with the integration and servicing of in-flight entertainment programs. Our Content licensing revenue is based upon individual licensing agreements with the airlines to deliver and air content over specified terms. Content services revenue, such as technical services, the encoding of video products, development of graphical interfaces or the provision of materials, is priced on specific services contracted for and recognized as services are performed.
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
Services. Service cost of sales principally consists of the costs of satellite service and support, revenue recognized by us and shared with others as a result of our revenue-sharing arrangements, Internet connection and co-location charges and other platform operating expenses including depreciation of the systems and hardware used to build and operate our platform; and personnel costs related to our network operations, customer service and information technology. As we continue to build out our Connectivity services platform and expand our satellite coverage globally pursuant to our agreements with SES, we anticipate that our service costs will increase in absolute dollars when compared to historical periods; however, we also expect that our service costs will decrease as a percentage of applicable Connectivity service revenue when compared to historical periods. Our services cost of sales are dependent on a number of factors, including the amount of satellite coverage and bandwidth required to operate our services and the number of partners we share our corresponding revenue with.
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
General and Administrative
General and administrative expenses consist primarily of personnel costs from our executive, legal, finance, human resources and information technology organizations and facilities related expenditures, as well as third-party professional fees, insurance and bad debt expenses. Professional fees are largely comprised of outside legal, accounting, audit and information technology consulting. As we continue to optimize our cost structure, we anticipate general and administrative expenses will decrease in the near and long term when compared to historical periods.
Restructuring
During the third quarter ended September 30, 2014, we implemented a plan to improve operational efficiencies, which included the closure of our German-based operations and facilities, centralization of our international financial operations, and realignment of our international and U.S. tax structure (the “Plan”). During 2014, in conjunction with the Plan, we committed to a reduction in force. As of September 23, 2014, we communicated the reduction to affected employees. We anticipate that we will substantially complete the implementation of the Plan by the end of the third quarter of 2015.
We currently estimate that $4.7 million to $5.2 million of restructuring charges will be incurred in connection with the Plan, including:

(1)
We estimate that we will incur total expenses relating to employee termination benefits, which primarily include severance and transitional-related expenses, of approximately $2.7 million, all of which represents cash expenditures which were incurred and expensed through June 30, 2015.

(2)
In connection with the closure of our German operations pursuant to the Plan, we expect disposals of approximately 11,000 square feet of leased facilities in Duisburg and Munich, Germany, representing approximately 6% of our global facilities square footage. We incurred an aggregate of approximately $0.4 million of facilities disposal charges pursuant to the Plan through June 30, 2015.

(3)
Beginning in the third quarter of 2014 through the third quarter of 2015, we anticipate incurring periodic restructuring expenditures in an aggregate amount of $1.5 to $2.0 million, comprised of legal and professional fees associated with the execution of the Plan. Through June 30, 2015, we have incurred and expensed approximately $1.4 million in professional fees in connection with the Plan.

During the three and six months ended June 30, 2015, we incurred approximately $0.0 million and $0.3 million, respectively, of restructuring costs. We expect that substantially all remaining restructuring actions, discussed above, will be completed and the related estimated costs incurred through the third quarter of 2015.
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
Stock-Based Compensation
Included in our operating expenses are expenses associated with stock-based compensation, which are allocated and included in cost of sales, sales and marketing, product development and general and administrative expenses as necessary. Stock-based compensation expense is largely comprised of costs associated with stock options granted to employees and certain non employees.

We record the fair value of these equity-based awards and expense at their cost ratably over related vesting periods. In addition, stock-based compensation expense includes the cost of options to purchase common stock issued to certain non employees.
Other Income (Expense)
Other income (expense) principally consists of changes in the fair value of our derivative financial instruments, interest on outstanding debt associated with our convertible senior notes issued in February 2015 and our notes payable, interest earned on cash balances and short-term investments, income or loss from our equity-method investments, and certain unrealized transaction gains and losses on foreign currency denominated assets and liabilities. We typically invest our available cash balances in money market funds and short-term United States Treasury obligations. We expect our transaction gains and losses will vary depending upon movements in underlying currency exchange rates.
Provision for Income Taxes
Since our inception, we have been subject to income taxes principally in the United States, and more recently with the 2013 acquisitions, in other countries where we have a legal presence, including Germany, the United Kingdom, the Netherlands, Canada, China, India, Hong Kong and the United Arab Emirates. We anticipate that as we continue to expand our operations outside the United States, we will become subject to taxation based on foreign statutory rates and our effective tax rate could fluctuate accordingly.
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
We currently believe that based on the available information, it is more likely than not that some of our deferred tax assets will not be realized, and accordingly we have recorded a valuation allowance against certain of our federal, state and foreign deferred tax assets. As of June 30, 2015 and December 31, 2014, we had approximately $106.4 million and $128.4 million of federal and $56.0 million and $64.8 million, respectively, of state operating loss carry-forwards available to offset future taxable income which expire in varying amounts beginning in 2028 for federal and 2018 for state purposes if unused. Federal and state laws impose substantial restrictions on the utilization of net operating loss and tax credit carry-forwards in the event of an “ownership change,” as defined in Section 382 of the Internal Revenue Code of 1986, as amended, or the Internal Revenue Code. Currently, we expect the utilization of our net operating loss and tax credit carry-forwards in the near term to be affected by certain limitations placed on these carry-forwards as a result of our previous ownership changes with PAR Capital.
Critical Accounting Policies and Estimates

The preparation of our condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the notes to the financial statements. Some of those judgments can be subjective and complex, and therefore, actual results could differ materially from those estimates under different assumptions or conditions. A summary of our critical accounting policies is presented in Part II, Item 7, of our 2014 Form 10-K. There have been no material changes to our critical accounting policies during the six months ended June 30, 2015.

Results of Operations

The following tables set forth our results of operations for the periods presented. The period-to-period comparison of financial results is not necessarily indicative of future results (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenue	$102,376	$98,145	$202,681	$184,113
Operating expenses:
Cost of sales	66,083	74,608	135,509	139,724
Sales and marketing expenses	4,964	3,322	8,239	6,161
Product development	6,451	4,465	13,681	8,387
General and administrative	18,326	17,143	36,445	34,209
Amortization of intangible assets	6,005	6,146	11,988	12,564
Restructuring charges	—	—	302	—
Total operating expenses	101,829	105,684	206,164	201,045
Income (loss) from operations	547	(7,539)	(3,483)	(16,932)
Other income (expense):
Interest (expense) income, net	(583)	42	(828)	(119)
Change in fair value of derivatives	14,789	21,326	15,743	5,808
Other expense, net	(443)	(990)	(1,239)	(812)
Income (loss) before income taxes	14,310	12,839	10,193	(12,055)
Income tax expense	1,323	843	637	2,098
Net income (loss)	12,987	11,996	9,556	(14,153)
Net income attributable to non-controlling interests	—	—	—	194
Net income (loss) attributable to Global Eagle Entertainment Inc. common stockholders	12,987	11,996	9,556	(14,347)

Net income (loss) per common share – basic	$0.17	$0.17	$0.12	$(0.20)
Net loss per common share – diluted	$(0.02)	$(0.13)	$(0.08)	$(0.27)

Weighted average common shares – basic	77,111	71,988	76,993	71,983
Weighted average common shares – diluted	78,518	72,468	78,623	74,925

The following table provides the depreciation expense included in the above line items (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Cost of sales	$670	$911	$1,337	$1,631
Sales and marketing	251	114	403	237
Product development	326	153	669	323
General and administrative	927	520	1,798	1,142
Total depreciation expense	$2,174	$1,698	$4,207	$3,333

The following table provides the stock-based compensation expense included in the above line items (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Cost of sales	$124	$—	$165	$—
Sales and marketing expenses	338	—	364	—
Product development	196	—	509	—
General and administrative	894	1,973	3,064	4,589
Total stock-based compensation expense	$1,552	$1,973	$4,102	$4,589

The following table provides our results of operations, as a percentage of revenue, for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenue	100%	100%	100%	100%
Operating expenses:
Cost of sales	65%	76%	67%	76%
Sales and marketing expenses	5%	3%	4%	3%
Product development	6%	5%	7%	5%
General and administrative	18%	17%	18%	19%
Amortization of intangible assets	6%	6%	6%	7%
Total operating expenses	99%	108%	102%	109%
Income (loss) from operations	1%	(8)%	(2)%	(9)%
Other income, net	13%	21%	7%	3%
Income (loss) before income taxes	14%	13%	5%	(7)%
Income tax expense	1%	1%	—%	1%
Net income (loss)	13%	12%	5%	(8)%
Net income attributable to non-controlling interests	—%	—%	—%	—%
Net income (loss) attributable to common stockholders	13%	12%	5%	(8)%

Three Months Ended June 30, 2015 Compared To Three Months Ended June 30, 2014

Operating Segments

Segment revenue, expenses and contribution profit for the three months ended June 30, 2015 and 2014 derived from the Company's Content and Connectivity segments were as follows (in thousands):

	Three Months Ended June 30,
	2015			2014
	Content	Connectivity	Consolidated	Content	Connectivity	Consolidated
Revenue:
Licensing and services	$73,814	$24,563	$98,377	$71,363	$17,308	$88,671
Equipment	—	3,999	3,999	177	9,297	9,474
Total revenue	73,814	28,562	102,376	71,540	26,605	98,145
Operating expenses:
Cost of sales
Licensing and services	48,047	14,378	62,425	52,737	13,294	66,031
Equipment	—	3,658	3,658	—	8,577	8,577
Total cost of sales	48,047	18,036	66,083	52,737	21,871	74,608
Contribution profit	25,767	10,526	36,293	18,803	4,734	23,537
Other operating expenses			35,746			31,076
Income (loss) from operations			$547			$(7,539)

Revenue

Connectivity operating segment revenue was as follows (in thousands):

	Three Months Ended June 30,		% Change
	2015	2014	2015 to 2014
Services	$24,563	$17,308	42%
Equipment	3,999	9,297	(57)%
Total revenue Connectivity segment	$28,562	$26,605	7%

Connectivity Service Revenue
Connectivity service revenue increased $7.3 million, or 42%, to $24.6 million for the three months ended June 30, 2015, as compared to $17.3 million for the three months ended June 30, 2014. The increase was principally due to higher take rates and the growth in users of our Wi-Fi Internet services on Southwest Airlines, which was driven by a higher number of Southwest Airlines planes offering our Connectivity services in the three months ended June 30, 2015 as compared to three months ended June 30, 2014.

Connectivity Equipment Revenue
Connectivity equipment revenue decreased by $5.3 million, or 57%, to $4.0 million for the three months ended June 30, 2015, as compared to $9.3 million for the three months ended June 30, 2014. The decrease was primarily due to the timing of equipment installations on newly commissioned planes.

Content operating segment revenue was as follows (in thousands):

	Three Months Ended June 30,		% Change
	2015	2014	2015 to 2014
Licensing and services	$73,814	$71,363	3%

Content Licensing Revenue
Content licensing revenue increased $2.5 million, or 3%, to $73.8 million for the three months ended June 30, 2015 as compared to $71.4 million for the three months ended June 30, 2014, principally due to the timing of the on-boarding of certain significant Content customers, who were on-boarded partially through three months ended June 30, 2014, and were fully operational during the three months ended June 30, 2015, coupled with period-over-period revenue growth from existing Content customers.

Cost of Sales

Connectivity operating segment cost of sales was as follows (in thousands):

	Three Months Ended June 30,		% Change
	2015	2014	2015 to 2014
Services	$14,378	$13,294	8%
Equipment	3,658	8,577	(57)%
Total Connectivity cost of sales	$18,036	$21,871	(18)%

Connectivity cost of sales decreased $3.8 million, or 18%, to $18.0 million for the three months ended June 30, 2015 compared to $21.9 million for the three months ended June 30, 2014 due to a $4.9 million decrease in Connectivity equipment cost of sales. The decrease in equipment cost of sales was principally due to a decrease in equipment revenue over the same period as a result of the timing of equipment shipments on newly commissioned planes on Southwest Airlines.

As a percentage of Connectivity equipment revenue, Connectivity equipment cost of sales was flat at 91% during the three months ended June 30, 2015 as compared to 92% during the three months ended June 30, 2014.

As a percentage of Connectivity service revenue, Connectivity service cost of sales was 59% during the three months ended June 30, 2015, compared to 77% for the three months ended June 30, 2014, an improvement of 1,800 basis points. The period-to-period improvement in contribution margin was largely due to improved optimization of our satellite bandwidth costs during the three months ended June 30, 2015, coupled with higher service revenue from increased take rates and passenger usage on Southwest Airlines during the three months ended June 30, 2015 versus the three months ended June 30, 2014.

Content operating segment cost of sales was as follows (in thousands):

	Three Months Ended June 30,		% Change
	2015	2014	2015 to 2014
Licensing and services	$48,047	$52,737	(9)%

Content cost of sales decreased $4.7 million, or 9%, to $48.0 million for the three months ended June 30, 2015, as compared to $52.7 million for the three months ended June 30, 2014 principally due to lower overall spending with the studios as a result of improved utilization of content under fixed and a variable cost arrangements, coupled with lower amortization expense from acquired content rights from the AIA acquisition during the three months ended June 30, 2015 as compared to the three months ended June 30, 2014.

As a percentage of Content revenue, Content licensing cost of sales was 65% during the three months ended June 30, 2015 as compared to 74% in the three months ended June 30, 2014. The improvement of 900 basis points during the three months ended June 30, 2015 is principally due to improved utilization of content under fixed and variable cost arrangements, improved content margins as a result of recent integration efforts, lower amortization expense from acquired content rights from the AIA acquisition, and higher content margins from two significant Content customers on-boarded late in Q2 2014, who were fully operational and seasoned during the entire Q2 2015.

Other Operating Expenses

Other operating expenses were as follows (in thousands):

	Three Months Ended June 30,		% Change
	2015	2014	2015 to 2014
Sales and marketing expenses	$4,964	$3,322	49%
Product development	6,451	4,465	44%
General and administrative	18,326	17,143	7%
Amortization of intangible assets	6,005	6,146	(2)%

Sales and Marketing Expenses

Sales and marketing expenses increased $1.6 million, or 49%, to $5.0 million for the three months ended June 30, 2015 as compared to $3.3 million for the three months ended June 30, 2014. The increase was largely due to increases of $1.1 million in personnel costs to support various marketing initiatives, $0.6 million related to marketing and trade shows, and $0.3 million in stock-based compensation. Offsetting these increases was a decrease of $0.4 million relating to travel cost.

Product Development

Product development expenses increased $2.0 million, or 44%, to $6.5 million for the three months ended June 30, 2015 compared to $4.5 million for the three months ended June 30, 2014 due to an increase of $0.8 million in personnel costs, $0.7 million in professional fees, $0.3 million in travel expenses largely related to new development initiatives such as Boeing line-fit, global antenna development and ongoing trial expenses for Air China and Orange/Air France, coupled with a $0.2 million increase in stock-based compensation.

General and Administrative

General and administrative costs increased $1.2 million, or 7%, to $18.3 million during the three months ended June 30, 2015 compared to $17.1 million for the three months ended June 30, 2014 due to a $3.2 million increase in legal and professional fees largely related to legal defense matters from legacy acquisitions, and new acquisition-related activities; and $1.2 million increase in facility, depreciation, and insurance expenses to facilitate our growth over the period. Offsetting these increases were decreases of $2.1 million in personnel costs and $1.1 million in stock-based compensation.

Amortization of Intangible Assets
Amortization expense decreased to $6.0 million during the three months ended June 30, 2015 as compared to $6.1 million for the three months ended June 30, 2014. The decrease is due to the impact of foreign currency translation and the full amortization of certain acquired intangible assets acquired via the 2013 acquisitions.

Other Income (Expense), net

Other income (expense), net was $13.8 million during the three months ended June 30, 2015 compared to $20.4 million for the three months ended June 30, 2014. The decrease is principally due to the change in the fair value of the Company's public warrants of $14.8 million, offset by an increase of $0.6 million of interest expense associated with our convertible senior notes and the amortization of the related discount and issuance cost and an increase of $0.4 million of foreign currency transaction loss on the remeasurement of assets and liabilities denominated in foreign currencies.

Income Tax Expense

Income tax expense of $1.3 million for the three months ended June 30, 2015 compared to $0.8 million for the three months ended June 30, 2014.

Six Months Ended June 30, 2015 Compared To Six Months Ended June 30, 2014

Operating Segments

Segment revenue, expenses and contribution profit for the six months ended June 30, 2015 and 2014 derived from the Company's Content and Connectivity segments were as follows (in thousands):

	Six Months Ended June 30,
	2015			2014
	Content	Connectivity	Consolidated	Content	Connectivity	Consolidated
Revenue:
Licensing and services	$145,463	$46,764	$192,227	$134,755	$33,802	$168,557
Equipment	—	10,454	10,454	376	15,180	15,556
Total revenue	145,463	57,218	202,681	135,131	48,982	184,113
Operating expenses:
Cost of sales
Licensing and services	98,049	28,076	126,125	98,880	27,015	125,895
Equipment	—	9,384	9,384	—	13,829	13,829
Total cost of sales	98,049	37,460	135,509	98,880	40,844	139,724
Contribution profit	47,414	19,758	67,172	36,251	8,138	44,389
Other operating expenses			70,655			61,321
Loss from operations			$(3,483)			$(16,932)

Revenue

Connectivity operating segment revenue was as follows (in thousands):

	Six Months Ended June 30, 2015		% Change
	2015	2014	2015 to 2014
Services	$46,764	$33,802	38%
Equipment	10,454	15,180	(31)%
Total revenue Connectivity segment	$57,218	$48,982	17%

Connectivity Service Revenue
Connectivity service revenue increased $13.0 million, or 38%, to $46.8 million for the six months ended June 30, 2015 as compared to $33.8 million for the six months ended June 30, 2014. The increase was principally due to higher take rates and the growth in users of our Wi-Fi Internet services on Southwest Airlines, which was driven by a higher number of Southwest Airlines planes offering our Connectivity services in the six months ended June 30, 2015 as compared to six months ended June 30, 2014.

Connectivity Equipment Revenue
Connectivity equipment revenue decreased by $4.7 million, or 31%, to $10.5 million for the six months ended June 30, 2015, as compared to $15.2 million for the six months ended June 30, 2014. The decrease was primarily due to the timing of equipment installations on newly commissioned planes.

Content operating segment revenue was as follows (in thousands):

	Six Months Ended June 30, 2015		% Change
	2015	2014	2015 to 2014
Licensing and services	$145,463	$134,755	8%

Content Licensing Revenue
Content licensing revenue increased $10.7 million, or 8%, to $145.5 million for the six months ended June 30, 2015 as compared to $134.8 million for the six months ended June 30, 2014 principally due to the timing of the on-boarding of certain significant Content customers, who were on-boarded partially through the six months ended June 30, 2014, and were fully operational during the corresponding period of 2015, coupled with period-over-period revenue growth from existing Content customers.

Cost of Sales

Connectivity operating segment cost of sales was as follows (in thousands):

	Six Months Ended June 30, 2015		% Change
	2015	2014	2015 to 2014
Service	$28,076	$27,015	4%
Equipment	9,384	13,829	(32)%
Total Connectivity cost of sales	$37,460	$40,844	(8)%

Connectivity cost of sales decreased $3.4 million, or 8%, to $37.5 million for the six months ended June 30, 2015 compared to $40.8 million for the six months ended June 30, 2014 due to a $4.4 million decrease in Connectivity equipment cost of sales. The decrease in equipment cost of sales was principally due to a decrease in equipment revenue over the same period as a result of the timing of equipment shipments on newly commissioned planes on Southwest Airlines. The decrease was offset by a $1.1 million increase in Connectivity service cost of sales due to an increase in satellite coverage during the period.

As a percentage of Connectivity equipment revenue, Connectivity equipment cost of sales was flat at 90% during the six months ended June 30, 2015 and 91% during the six months ended June 30, 2014.

As a percentage of Connectivity service revenue, Connectivity service cost of sales was 60% during the six months ended June 30, 2015, compared to 80% for the six months ended June 30, 2014, an improvement of 2,000 basis points. The period-to-period improvement in contribution margin was largely due to improved optimization of our satellite bandwidth costs during the six months ended June 30, 2015, coupled with higher service revenue from increased take rates and passenger usage on Southwest Airlines during the six months ended June 30, 2015 versus the six months ended June 30, 2014.

Content operating segment cost of sales was as follows (in thousands):

	Three Months Ended June 30,		% Change
	2015	2014	2015 to 2014
Licensing and services	$98,049	$98,880	(1)%

Content cost of sales decreased $0.8 million, or 1%, to $98.0 million for the six months ended June 30, 2015, as compared to $98.9 million for the six months ended June 30, 2014.

As a percentage of Content revenue, Content licensing cost of sales was 67% during the six months ended June 30, 2015 as compared to 73% in the six months ended June 30, 2014, an improvement of 600 basis points. The improvement was largely due to improved utilization of content under fixed and variable cost arrangements, improved content margins as a result of recent integration efforts, lower amortization expense from acquired content rights from the AIA acquisition, and higher content margins from two significant Content customers onboarded late in Q2 2014, who were fully operational and seasoned during the corresponding period of 2015.

Other Operating Expenses

Other operating expenses were as follows (in thousands):

	Six Months Ended June 30, 2015		% Change
	2015	2014	2015 to 2014
Sales and marketing expenses	$8,239	$6,161	34%
Product development	13,681	8,387	63%
General and administrative	36,445	34,209	7%
Amortization of intangible assets	11,988	12,564	(5)%
Restructuring charges	302	—	—%

Sales and Marketing Expenses

Sales and marketing expenses increased $2.1 million, or 34%, to $8.2 million for the six months ended June 30, 2015 as compared to $6.2 million for the six months ended June 30, 2014. The increase was largely due to increases of $1.7 million in personnel costs to support various marketing initiatives, $0.3 million related to marketing and trade shows, $0.3 million related to professional fees, and $0.4 million in stock-based compensation. Offsetting these increases was a decrease of $0.6 million relating to travel cost.

Product Development

Product development expenses increased $5.3 million, or 63%, to $13.7 million for the six months ended June 30, 2015 as compared to $8.4 million for the six months ended June 30, 2014 due to an increase of $1.8 million in personnel costs, $1.9 million in professional fees, $1.0 million in travel expenses largely related to new development initiatives such as Boeing line-fit, global antenna development and ongoing trial expenses for Air China and Orange/Air France, coupled with a $0.5 million increase in stock-based compensation.

General and Administrative

General and administrative costs increased $2.2 million, or 7%, to $36.4 million during the six months ended June 30, 2015 compared to $34.2 million for the six months ended June 30, 2014 due to a $3.3 million increase in legal and professional fees largely related to legal defense matters from legacy acquisitions, our February 2015 offering, and new acquisition-related activities, and a $1.8 million increase in facility, depreciation, and insurance expenses to facilitate our growth over the period. Offsetting these increases were decreases of $1.4 million in personnel and travel-related costs and $1.5 million in stock-based compensation.

Amortization of Intangible Assets
Amortization expense decreased to $12.0 million during the six months ended June 30, 2015 as compared to $12.6 million for the six months ended June 30, 2014. The decrease is due to the impact of foreign currency translation and the full amortization of certain acquired intangible assets acquired via the 2013 acquisitions.

Restructuring Charges

Restructuring charges were $0.3 million during the six months ended June 30, 2015 due to expenses recorded pursuant to the restructuring plan announced in September 2014.

Other Income (Expense), net

Other income (expense), net was $13.7 million during the six months ended June 30, 2015 compared to $4.9 million for the six months ended June 30, 2014. The increase is principally due to the change in the fair value of the Company's public warrants of $15.7 million, offset by a decrease of $0.8 million of interest expense associated with the convertible senior notes and the amortization of the related discount and issuance cost and a decrease of $1.2 million of foreign currency transaction loss on the remeasurement of assets and liabilities denominated in foreign currencies.

Income Tax Expense
Income tax expense was $0.6 million for the six months ended June 30, 2015 compared to $2.1 million for the six months ended June 30, 2014. The improvement in income tax provision was due to tax planning initiatives associated with recent restructuring efforts by the Company in 2015.

Liquidity and Capital Resources
Current Financial Condition
As of June 30, 2015, our principal sources of liquidity were our cash and cash equivalents in the amount of $282.5 million, which primarily are invested in cash and money market funds in banking institutions in the U.S. and in Europe. Excluded from our cash balance at June 30, 2015 is approximately $4.0 million of restricted cash that secures letters of credit between our subsidiaries and certain airlines. The vast majority of our cash was from the Business Combination in January 2013, our follow-on offering in December 2013 and our convertible senior note offering in February 2015. As of June 30, 2015, we had notes payable balance of $2.7 million and convertible senior note balance of $69.7 million, net of the discount associated with the equity component.

Our cash flows from operating activities are significantly affected by our cash-based investments in operations, including working capital, and corporate infrastructure to support our ability to generate revenue and conduct operations through cost of services, product development, sales and marketing and general and administrative activities. Cash used in investing activities has historically been, and is expected to be, impacted significantly by our investments in business combinations, our platform, Company infrastructure and equipment for our business offerings, the net sales and purchases of our marketable securities and changes in our derivative financial instruments. From July 1, 2015 through August 7, 2015, we invested significant cash to make additional strategic acquisitions across our content and connectivity platforms to further grow our business. We expect to make additional strategic acquisitions to further grow our business, which may require significant investments in the near and long term.

Over the next twelve months, our net use of our working capital could be substantially higher or lower depending on the number and timing of new customers that we add to our Connectivity and Content businesses.

Subsequent to the Business Combination in January 2013 through April 2014, total cash used to acquire the remaining non-controlling interests in AIA was approximately $37.1 million, inclusive of $0.6 million of transaction fees.

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

During the year ended December 31, 2014, the Company's Board of Directors (the “Board”) authorized the Company to repurchase up to $25.0 million of GEE's public warrants (inclusive of certain prior warrant purchases). As of June 30, 2015, $13.2 million was available for warrants repurchases under this authorization. The amount the Company spends and the number of warrants repurchased varies based on a variety of factors including the warrant price. On July 31, 2015, the Company issued 1,015,176 shares of common stock in exchange for the surrender of public warrants exercisable for 3,045,530 shares of the Company's common stock.

On August 13, 2014, the Company completed a tender offer to all holders of the Company’s outstanding warrants exercisable for shares of the Company’s common stock, that we issued in connection with our initial public offering and which have an exercise price of $11.50 per share (the “Warrants”), to receive 0.3333 shares of common stock in exchange for every Warrant tendered by the holders thereof (approximately one Share for every three Warrants tendered), up to a maximum of 15,000,000 Warrants. On September 11, 2014, the Company issued 4,227,187 shares of common stock in exchange for 12,682,755 Warrants and recognized a gain on the exchange of approximately $0.8 million included in change in fair value of financial instruction instruments in the condensed consolidated statements of operations for the year ended December 31, 2014.

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

Subject to applicable limitations in the instruments governing our outstanding indebtedness, we may from time to time repurchase our debt, including the Convertible Notes, in the open market, through tender offers, through exchanges for debt or equity securities, in privately negotiated transactions or otherwise.

In July 2015, the Company entered into an agreement with SES to purchase satellite transponders and certain equipment in exchange for $6.7 million in cash. In addition, the Company deferred approximately $2.2 million in prepaid payment obligations to SES from June 2015 to January 2016. The satellite transponders operate over certain parts of the U.S., and have an estimated useful life of 42 months beginning in July 2015.

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

Subsequent to June 30, 2015, the Company completed four acquisitions: Western Outdoor Interactive Pvt. Ltd., certain assets of RMG Networks Holding Corporation, merger of Marks Systems, Inc., doing business as masFlight and navAero AB for an aggregate purchase price of approximately $51.5 million in cash and contingent payments which may total up to $25.0 million based upon the performance of the acquired companies through the end of 2019.

Sources and Uses of Cash - Six Months Ended June 30, 2015 vs. Six Months Ended June 30, 2014

The following table presents a summary of our cash flow activity for the periods set forth below (in thousands):

	Six months ended June 30,
	2015	2014
Net cash provided by (used in) operating activities	$4,544	$(12,913)
Net cash used in investing activities	$(4,979)	$(3,455)
Net cash provided by (used in) financing activities	$85,014	$(27,049)

Cash Flows Provided by (Used in) Operating Activities

Six months ended June 30, 2015

Net cash provided by operating activities of $4.5 million primarily resulted from our net income during the period of $9.6 million, which included non-cash charges of $2.1 million largely comprised of changes in the fair value of our derivative financial instruments, depreciation and amortization, changes in our deferred income taxes, and stock-based compensation. The remainder of our sources of cash provided by operating activities of $5.0 million was from changes in our working capital, including increases in accounts payable and accrued expenses and other liabilities and a decrease in deposits and other assets. Offsetting these cash inflows in operating activities was a cash outflow of $8.0 million from increases in accounts receivable, prepaid expenses, inventory and content library, and a decrease in deferred revenue.

Six months ended June 30, 2014

Net cash used in our operating activities of $12.9 million primarily resulted from our net loss during the period of $14.2 million, which included non-cash charges of $15.2 million largely comprised of changes in the fair value of our derivative financial instruments, depreciation and amortization, changes in our deferred income taxes, and stock-based compensation. The remainder of our uses of cash flow in operating activities of $13.9 million was from changes in our working capital, including accounts receivable, prepaid expenses, and content and inventory investments. Offsetting these uses of cash in operating activities was a net cash inflow of $9.0 million from increases in accounts payable and accrued expenses reflective of timing of cash receipts from customers and payments to vendors. The increase in accounts receivable was reflective of the growth in our corresponding revenue in the period, coupled with the timing of payments to key customers in the period. The increases in prepaid expenses and inventory and content purchases were from continued investments to support the growth in our Connectivity equipment installations and Content licensing acquisitions.

Cash Flows Used in Investing Activities

Six months ended June 30, 2015

Net cash used in investing activities of $5.0 million was due to investments in property and equipment to build out our internal infrastructure during the six months ended June 30, 2015.

Six months ended June 30, 2014

Net cash used in investing activities of $3.5 million was due to $4.0 million investments in property and equipment to build out our internal infrastructure during the six months ended June 30, 2014, offset by proceeds of approximately $0.6 million received from the sale of certain marketable securities during the six months ended June 30, 2014.

Cash Flows Provided by (Used in) Financing Activities

Six months ended June 30, 2015

Net cash provided by financing activities of $85.0 million was primarily due to cash received from the issuance of the convertible senior notes of $81.3 million and net proceeds from the exercise of stock options and warrants of $5.5 million, offset by debt issuance costs of $0.8 million, other financing activities of $0.5 million, and repayments on notes payable of $0.4 million.

Six months ended June 30, 2014

Net cash used in financing activities of $27.0 million was primarily due to cash consideration of $18.2 million to acquire the remaining 6% interest in AIA, $7.2 million in payments of certain debt obligations and $1.4 million in payments to purchase outstanding GEE public warrants during the six months ended June 30, 2014.

Debt Instruments

Long-term debt consists of the following at June 30, 2015 and December 31, 2014 (in thousands):

	June 30, 2015	December 31, 2014
Bank Loans	$1,724	$2,071
Bank Debt	$935	$943
Convertible Senior Notes, net of discount associated with equity component	$69,713	$—

The following is a schedule, by year, of future minimum principal payments required under notes payable and bank debt as of June 30, 2015 (in thousands):

Years Ending December 31,	Amount
2015 (remaining six months)	$622
2016	869
2017	831
2018	68
2019	69
Thereafter	83,166
Total	$85,625

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

In accounting for the direct transaction costs (the "issuance costs") related to the Convertible Notes, the Company allocated the total amount of issuance costs incurred to the liability and equity components based on their relative values. Issuance costs, including fees paid to the initial purchasers who acted as intermediaries in the placement of the Convertible Notes, attributable to the liability component are included within "Other current assets" and "Other non-current assets" in our consolidated balance sheets and are being amortized to interest expense over the term of the Convertible Notes, and the issuance costs attributable to the equity component were netted with the equity component and included within "Additional paid-in capital" in our consolidated balance sheets. The Company recorded issuance costs of $1.8 million and $0.3 million to the liability and equity components, respectively. Interest cost related to the amortization expense of the issuance costs associated with the liability component was not material during the six months ended June 30, 2015.

As of June 30, 2015, the outstanding Convertible Notes balance, net of the discount associated with the equity component, was $69.7 million.

Bank Debt

With the acquisition of IFES on October 18, 2013, we assumed approximately $1.3 million of debt in the form of two facility letters for a commercial mortgage loan with a bank for $0.2 million and $1.1 million. The mortgage letters mature in

October 2014 and 2032, respectively. The first mortgage commercial letter was repaid in full during the year ended December 31, 2014. The second mortgage commercial letter is secured by the Company's real property in the United Kingdom and bears interest at a rate equal to the bank’s base rate plus 1.25%, which was approximately 1.75% during the three months ended June 30, 2015. The outstanding balance under the remaining mortgage commercial letter was $0.9 million as of June 30, 2015.

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

 Under the Credit Agreement, our business is subject to certain limitations, including limitations on our ability to incur additional debt, make certain investments, enter into certain merger and consolidation transactions, and sell our assets other than in certain limited circumstances. We are also required to maintain compliance with certain non-financial and financial covenants. As of June 30, 2015, we were in compliance with all financial covenants in the Credit Agreement. If we fail to comply with any of the covenants or if any other event of default, as defined in the Credit Agreement, should occur, our lender could elect to prevent us from borrowing additional amounts and declare any outstanding indebtedness to be immediately due and payable.

Debt issuance costs incurred in connection with the Citibank Term Loans totaled $0.3 million and are being amortized over the respective term of the Loans.

At June 30, 2015, there was $1.7 million outstanding under the Citibank Term Loans and $20.0 million available for future borrowings under the Citibank Revolving Loans.

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

     Foreign Currency Exchange Rates

     Our foreign operations are exposed to fluctuations in foreign currency exchange rates. Currency risks arise from the fact that both sales to customers and most of our Content segment's license costs or film rights purchases are largely effected in

U.S. dollars while a significant portion of our Content operation's fixed and overhead costs are incurred in Euros, British pounds and Canadian dollars. We may engage in hedging transactions to counteract direct currency risks. However, there can be no assurance that all or any currency risks have been or will be hedged in full. Severe currency fluctuations could also cause the hedging transactions to fail if agreed thresholds are not met or exceeded. Therefore, substantial negative foreign currency effects may occur due to unforeseen exchange rate fluctuations and/or inaccurate assessments of market developments. Historically, we have not engaged in hedging transactions.

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

Concentrations of Credit Risk

Our cash and cash equivalents are maintained at several financial institutions. Deposits held may exceed the amount of insurance provided on such deposits. Generally, our deposits may be redeemed upon demand and are maintained with a financial institution of reputable credit and, therefore, bear minimal credit risk. We monitor our positions with, and the credit quality of, the financial institutions that are counterparties to our financial instruments. We are exposed to credit loss in the event of nonperformance by the counterparties to the agreements. At June 30, 2015, we did not anticipate nonperformance by any of our counterparties. Historically, we have not experienced any losses related to these balances and believe that there is minimal risk of expected future losses. However, there can be no assurance that there will not be losses on these deposits.

A substantial portion of the Company's revenue is generated through agreements with one airline customer. The Company may not be successful in renewing these agreements, or if they are renewed, they may not be on terms as favorable as current agreements. As of June 30, 2015 and 2014, the following customer accounted for more than 10% of our consolidated revenue balance:

	Six Months Ended June 30,
	2015	2014
Southwest Airlines	25%	22%

Accounts receivable balances from Southwest Airlines represented approximately 7% and 13% of total accounts receivable at June 30, 2015 and December 31, 2014, respectively.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

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

Changes in Internal Control over Financial Reporting

We are in the process of implementing changes, as more fully described in our 2014 Form 10-K, to the Company’s internal control over financial reporting to remediate the material weakness as described in our 2014 Form 10-K. Other than such changes, there have been no changes in our internal control over financial reporting, during the three months ended June 30, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Certain legal proceedings in which we are involved are discussed in Note 7. Commitments and Contingencies, to the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for the three months ended June 30, 2015.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors previously disclosed in response to Part I, Item 1A, of our 2014 Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable

ITEM 6. EXHIBITS

See Exhibit Index attached hereto.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 7th day of August 2015.

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

101.1
The following financial information from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets as of June 30, 2015
(Unaudited) and December 31, 2014; (ii) Unaudited Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2015 and 2014; (iii) Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss)
for the three and six months ended June 30, 2015 and 2014; (iv) Unaudited Condensed Consolidated Statement of
Stockholders' Equity for the six months ended June 30, 2015; (v) Unaudited Consolidated Statements of Cash Flows for the
six months ended June 30, 2015 and 2014; and (vi) Notes to Unaudited Condensed Consolidated Financial Statements.