Form 10-Q
period 2015-09-30
Global Eagle Entertainment Inc.
filed 2015-11-09
CIK 1512077

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED September 30, 2015
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

(Class)	(Outstanding as of November 5, 2015)
COMMON STOCK, $0.0001 PAR VALUE	78,520,543	SHARES*
* Excludes 3,053,634 shares held by Global Entertainment AG, a wholly owned subsidiary of the registrant.

GLOBAL EAGLE ENTERTAINMENT INC.

PART I — FINANCIAL INFORMATION

GLOBAL EAGLE ENTERTAINMENT INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	September 30, 2015	December 31, 2014
ASSETS	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$218,054	$197,648
Accounts receivable, net	97,583	85,517
Content library, current	11,527	9,570
Inventories	18,263	13,626
Prepaid and other current assets	26,966	23,549
TOTAL CURRENT ASSETS:	372,393	329,910
Property, plant & equipment, net	35,197	23,651
Goodwill	91,605	53,014
Intangible assets, net	134,336	112,904
Other non-current assets	15,095	14,116
TOTAL ASSETS	$648,626	$533,595
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$114,356	$99,328
Deferred revenue	14,403	13,401
Warrant liabilities	26,140	52,671
Notes payable	750	752
Deferred tax liabilities	378	80
Other current liabilities	11,473	8,080
TOTAL CURRENT LIABILITIES:	167,500	174,312
Deferred tax liabilities, non-current	26,779	23,330
Deferred revenue, non-current	6,633	6,748
Notes payable, non-current	71,518	2,263
Other non-current liabilities	24,035	14,313
TOTAL LIABILITIES	296,465	220,966

COMMITMENTS AND CONTINGENCIES

EQUITY:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized, 0 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively	—	—
Common stock, $0.0001 par value; 375,000,000 shares authorized, 81,248,274 and 79,626,261 shares issued, 78,194,640 and 76,572,627 shares outstanding at September 30, 2015 and December 31, 2014, respectively	8	8
Non-voting common stock, $0.0001 par value; 25,000,000 shares authorized, 0 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively	—	—
Treasury stock, 3,053,634 shares at September 30, 2015 and December 31, 2014	(30,659)	(30,659)
Additional paid-in capital	682,244	645,110
Subscriptions receivable	(522)	(503)
Accumulated deficit	(298,647)	(301,331)
Accumulated other comprehensive (loss) income	(263)	4
TOTAL GLOBAL EAGLE ENTERTAINMENT INC. EQUITY	352,161	312,629
TOTAL LIABILITIES AND EQUITY	$648,626	$533,595

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GLOBAL EAGLE ENTERTAINMENT INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenue	$110,114	$102,623	$312,795	$286,736
Operating expenses:
Cost of sales	71,456	73,618	206,965	213,341
Sales and marketing expenses	4,819	3,980	13,058	10,119
Product development	7,766	7,212	21,447	15,561
General and administrative	22,102	17,172	58,547	51,440
Amortization of intangible assets	7,286	6,049	19,274	18,613
Restructuring charges	66	2,606	368	2,606
Total operating expenses	113,495	110,637	319,659	311,680
Loss from operations	(3,381)	(8,014)	(6,864)	(24,944)
Other income (expense):
Interest (expense) income, net	(803)	175	(1,631)	44
Change in fair value of derivatives	(1,877)	(5,253)	13,866	555
Other expense, net	(576)	(984)	(1,815)	(1,786)
(Loss) income before income taxes	(6,637)	(14,076)	3,556	(26,131)
Income tax expense	235	1,454	872	3,552
Net (loss) income	(6,872)	(15,530)	2,684	(29,683)
Net income attributable to non-controlling interests	—	—	—	194
Net (loss) income attributable to Global Eagle Entertainment Inc. common stockholders	$(6,872)	$(15,530)	$2,684	$(29,877)

Net (loss) income per common share – basic	$(0.09)	$(0.21)	$0.03	$(0.41)
Net loss per common share – diluted	$(0.09)	$(0.21)	$(0.14)	$(0.41)

Weighted average common shares – basic	77,753	72,877	77,249	72,284
Weighted average common shares – diluted	77,753	72,877	78,449	72,284

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GLOBAL EAGLE ENTERTAINMENT INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net (loss) income	$(6,872)	$(15,530)	$2,684	$(29,683)
Other comprehensive income (loss):
Unrealized foreign currency translation (losses) gains	(78)	(9)	(267)	(104)
Unrealized gain on available for sale securities
Unrealized gain on available for sale securities	—	—	—	112
Less: reclassification adjustments for recognized gains included in net income	—	—	—	(112)
Unrealized gain on available for sale securities, net	—	—	—	—
Other comprehensive (loss) income	(78)	(9)	(267)	(104)
Comprehensive (loss) income	(6,950)	(15,539)	2,417	(29,787)
Comprehensive income attributable to non-controlling interests	—	—	—	194
Comprehensive (loss) income attributable to Global Eagle Entertainment Inc. common stockholders	$(6,950)	$(15,539)	$2,417	$(29,981)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GLOBAL EAGLE ENTERTAINMENT INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)
(In thousands)

	Common Stock		Treasury Stock		Additional	Subscriptions	Accumulated	Accumulated Other	Total
	Shares	Amount	Shares	Amount	Paid-in Capital	Receivable	Deficit	Comprehensive Income (Loss)	Stockholders' Equity
Balance at December 31, 2014	79,626	$8	(3,054)	$(30,659)	$645,110	$(503)	$(301,331)	$4	$312,629
Exercise of stock options and warrants	607	—	—	—	5,529	—	—	—	5,529
Equity component of convertible senior notes	—	—	—	—	12,674	—	—	—	12,674
Issuance of common stock in exchange for warrants	1,015	—	—	—	12,608	—	—	—	12,608
Stock-based compensation		—	—	—	6,248	—	—	—	6,248
Interest income on subscription receivable	—	—	—	—	—	(19)	—	—	(19)
Excess tax benefit related to the exercise of stock option	—	—	—	—	75	—	—	—	75
Other comprehensive loss	—	—	—	—	—	—	—	(267)	(267)
Net income	—	—	—	—	—	—	2,684	—	2,684
Balance at September 30, 2015	81,248	$8	(3,054)	$(30,659)	$682,244	$(522)	$(298,647)	$(263)	$352,161

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GLOBAL EAGLE ENTERTAINMENT INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Nine Months Ended September 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$2,684	$(29,683)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	25,857	26,023
Non-cash interest expense (income), net	440	(19)
Change in fair value of derivative financial instrument	(13,866)	(555)
Stock-based compensation	6,248	6,485
Issuance of shares for working capital settlement	—	345
Gain on sale of available for sale securities	—	(112)
Loss on equity method investments	—	1,300
Deferred income taxes	(4,921)	(8,124)
Other	555	—
Changes in operating assets and liabilities:
Accounts receivable	(6,077)	(18,704)
Inventory and content library	(4,671)	(6,264)
Prepaid expenses and other assets	(335)	(3,356)
Deposits and other assets	1,820	(2,446)
Accounts payable and accrued expenses	671	20,327
Deferred revenue	212	1,784
Other liabilities	3,393	945
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	12,010	(12,054)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investments	(2,324)	—
Net proceeds from sale of available for sale securities	580	583
Purchases of property and equipment	(14,710)	(6,231)
Acquisitions of companies, net of cash acquired	(55,242)	(500)
Payment of deferred acquisition contingency	(5,000)	—
NET CASH USED IN INVESTING ACTIVITIES	(76,696)	(6,148)

CASH FLOWS FROM FINANCING ACTIVITIES:
Acquisition of non-controlling interest	—	(21,740)
Proceeds from issuance of convertible senior notes	81,250	16
Repayments of notes payable	(636)	(7,360)
Purchase of common stock warrants	—	(1,406)
Proceeds from the exercise of common stock options and warrants	5,472	—
Convertible senior note issuance fees	(831)	—
Other financing activities, net	(476)	(363)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	84,779	(30,853)
Effects of exchange rate movements on cash and cash equivalents	313	(104)
Net increase (decrease) in cash and cash equivalents	20,406	(49,159)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	197,648	258,796
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$218,054	$209,637
Significant non-cash items:
Issuance of common stock in exchange for warrants	$12,608	$—
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

Basis of Presentation

The accompanying interim condensed consolidated balance sheet as of September 30, 2015, the condensed consolidated statements of operations and the condensed consolidated statements of comprehensive income (loss) for the three and nine month periods ended September 30, 2015 and 2014, the condensed consolidated statements of cash flows for the nine month periods ended September 30, 2015 and 2014, and the condensed consolidated statement of stockholders' equity for the nine month period ended September 30, 2015 are unaudited.

In the opinion of the Company's management, the unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of the Company's statement of financial position as of September 30, 2015, and its results of operations and cash flows for the nine month period ended September 30, 2015 and 2014. The results for the nine month period ended September 30, 2015 are not necessarily indicative of the results expected for the full year. The consolidated balance sheet as of December 31, 2014 has been derived from the Company's audited financial statements included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission ("SEC") on March 17, 2015 (the "2014 Form 10-K").

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

Segments of the Company

The Company reports its operations under two segments, Connectivity and Content. The Company's Connectivity segment provides airline customers and their passengers Wi-Fi connectivity over Ku-band satellite transmissions and to a lesser extent operations data solutions. The Company's Content segment selects, manages, and distributes owned and licensed media content, certain digital media offerings, video and music programming, applications, and video games to the airline, maritime and non-theatrical markets.

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

Table of Content
Global Eagle Entertainment Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Segment revenue, expenses and contribution profit for the three and nine month periods ended September 30, 2015 and 2014 derived from the Company's Content and Connectivity segments were as follows (in thousands):

	Three Months Ended September 30,
	2015			2014
	Content	Connectivity	Consolidated	Content	Connectivity	Consolidated
Revenue:
Licensing and services	$81,574	$24,838	$106,412	$71,510	$19,933	$91,443
Equipment	—	3,702	3,702	—	11,180	11,180
Total revenue	81,574	28,540	110,114	71,510	31,113	102,623
Operating expenses:
Cost of sales
Licensing and services	53,995	14,654	68,649	50,596	13,428	64,024
Equipment	—	2,807	2,807	—	9,594	9,594
Total cost of sales	53,995	17,461	71,456	50,596	23,022	73,618
Contribution profit	27,579	11,079	38,658	20,914	8,091	29,005
Other operating expenses			42,039			37,019
Loss from operations			$(3,381)			$(8,014)

	Nine Months Ended September 30,
	2015			2014
	Content	Connectivity	Consolidated	Content	Connectivity	Consolidated
Revenue:
Licensing and services	$227,037	$71,602	$298,639	$206,641	$53,735	$260,376
Equipment	—	14,156	14,156	—	26,360	26,360
Total revenue	227,037	85,758	312,795	206,641	80,095	286,736
Operating expenses:
Cost of sales
Licensing and services	152,044	42,730	194,774	149,475	40,933	190,408
Equipment	—	12,191	12,191	—	22,933	22,933
Total cost of sales	152,044	54,921	206,965	149,475	63,866	213,341
Contribution profit	74,993	30,837	105,830	57,166	16,229	73,395
Other operating expenses			112,694			98,339
Loss from operations			$(6,864)			$(24,944)

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

In certain cases where the Company sells its equipment on a stand-alone basis, it may charge a fee for obtaining Supplemental Type Certificates (“STC”) obtained from the Federal Aviation Administration, which allow its equipment to operate on certain model/type of aircraft. To the extent that the Company contracts to charge STC fees in equipment-only sales, the Company will record these fees as revenue. No STC fee revenue was recognized during the three and nine months ended September 30, 2015. Total STC fees recognized as revenue for the three and nine months ended September 30, 2014 were $0.3 million and $0.8 million.

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

In certain cases, the Company records service revenue based on available and preliminary information from its network operations. Amounts collected on the related receivables may vary from reported information based upon third party refinement of estimated and reported amounts owed that generally occurs typically within thirty days of the period end. For all years and periods presented, the difference between the amounts recognized based on preliminary information and cash collected was not material.

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

Services Revenue. Content services revenue, such as technical services, delivery of digital media advertising, the encoding of video products, development of graphical interfaces or the provision of materials, are billed and recognized as services are performed and or when the committed advertisement impressions have been delivered.

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

Content

Content cost of sales consist primarily of the costs to license or purchase media content, and direct costs to service content for the airlines. Included in Content cost of sales is amortization expense associated with the purchase of film content libraries acquired in business combinations and in the ordinary course of business of $0.0 million and $0.1 million for the three and nine months ended September 30, 2015, respectively, and $0.4 million and $2.2 million for the three and nine months ended September 30, 2014, respectively.

Product Development

Product research and software development costs, other than certain internal-use software costs qualifying for capitalization, are expensed as incurred. Costs of computer software or websites developed or obtained for internal use that are incurred in the preliminary project and post implementation stages are expensed as incurred. Certain costs of developing internal-use software incurred during the application and development stage, which include employee and outside consulting compensation and related expenses, costs of computer hardware and software, website development costs and costs incurred in developing additional features and functionality of the services, are capitalized. The estimated useful life of costs capitalized is evaluated for each specific project. Capitalized costs are generally amortized using the straight-line method over a three year estimated useful life, beginning in the period in which the software is ready for its intended use. Unamortized amounts are included in property and equipment, net in the accompanying condensed consolidated balance sheets. Capitalized software development costs totaled $0.9 million and $2.6 million for the three and nine months ended September 30, 2015, respectively, and $0.9 million and $2.4 million for the three and nine months ended September 30, 2014, respectively.

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

Stock Repurchases

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

Restricted Cash

The Company maintains certain letters of credit agreements with its airlines partners, which are secured by the Company’s cash for periods of less than one year and up to three years. As of September 30, 2015 and December 31, 2014, the Company had restricted cash of $9.1 million and $3.7 million, respectively. As of September 30, 2015, there were $6.3 million and $2.8 million of restricted cash included in other current and other non-current assets, respectively, in the condensed consolidated balance sheets, of which $5.0 million represented funds held in escrow pursuant to future contingencies associated with the Marks Systems, Inc. doing business as masFlight acquisition in August 2105. As of December 31, 2014, there were $1.5 million and $2.2 million of restricted cash included in other current and other non-current assets, respectively, in the condensed consolidated balance sheets.

Investment securities

Marketable investment securities, all of which are considered available-for-sale and, accordingly, are stated at fair value based on market quotes. Unrealized gains and losses, net of deferred taxes, have not been significant and are recorded as a component of other comprehensive income.

Long-Lived Assets

The Company evaluates the recoverability of its long-lived assets with finite useful lives, including its indefinite lived intangible assets acquired in business combinations, for impairment when events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. Such trigger events or changes in circumstances may include: a significant decrease in the market price of a long-lived asset, a significant adverse change in the extent or manner in which a long-lived asset is being used, significant adverse change in legal factors or in the business climate, including those resulting from technology advancements in the industry, the impact of competition or other factors that could affect the value of a long-lived asset, a significant adverse deterioration in the amount of revenue or cash flows the Company expects to generate from an asset group, an accumulation of costs significantly in excess of the amount originally expected for the acquisition or development of a long-lived asset, current or future operating or cash flow losses that demonstrate continuing losses associated with the use of a long-lived asset, or a current expectation that, more likely than not, a long-lived asset will be sold or otherwise disposed of significantly before the end of its previously estimated useful life. The Company performs impairment testing at the asset group level that represents the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. If events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable and the expected undiscounted future cash flows attributable to the asset group are less than the carrying amount of the asset group, an impairment loss equal to the excess of the asset's carrying value over its fair value is recorded. Fair value is determined based upon estimated discounted future cash flows. Through September 30, 2015, the Company has identified no such impairment loss. Assets to be disposed of would be separately presented on the balance sheets and reported at the lower of their carrying amount or fair value less costs to sell, and would no longer be depreciated or amortized.

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

At September 30, 2015 and December 31, 2014, there was approximately $8.2 million and $7.8 million, respectively, of deferred equipment costs included in inventory and other non-current assets. The deferred equipment costs pertain to certain costs expended in advance of services for certain airlines, and are being amortized ratably over the underlying term of the agreement through 2020.

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

Subsequent to the AIA stock purchase, additions to the content library represent minimum guaranteed amounts or flat fees to acquire the distribution film rights from film studios. Amounts owed in excess of the capitalized minimum guarantees are expensed and accrued as a liability when the Company's revenues from exploiting the film right have fully recouped the minimum guarantee based on the contractual royalty rates.

The content library is tested for impairment periodically, but no less than annually. Considering the marketability of the given film right, an impairment loss is recognized as necessary. If the estimated future cash flows for a given film right are lower than its carrying amount as of the reporting date, an impairment loss is recognized in such period.

Property, Plant, & Equipment, net

Property, plant and equipment is measured at cost less accumulated depreciation and/or impairment losses. Straight-line depreciation is based on the underlying assets' useful lives. The estimated useful life of technical and operating equipment is 1 to 10 years. Leasehold improvements are amortized on the straight-line method over the shorter of the remaining lease term or estimated useful life of the asset. Buildings are amortized on the straight-line method over 30 years.

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

As of September 30, 2015, of the $91.6 million total goodwill, $72.1 million and $19.5 million was attributable to the Company's Content and Connectivity segments, respectively. As of December 31, 2014, $53.0 million of goodwill was attributed to the Company's Content reporting unit. The Company's most recent annual impairment analysis was performed in the fourth quarter of the year ended December 31, 2014 and indicated that there was no impairment of goodwill at that time. Through September 30, 2015, the Company has identified no impairment loss associated with its goodwill.

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

On July 9, 2013, the Company acquired substantially all of the assets of Post Modern Edit, LLC and related entities ("PMG"). On October 18, 2013, the Company completed the acquisition of 100% of the issued and outstanding shares of Travel Entertainment Group Equity Limited and subsidiaries ("IFES"). On August 2, 2014, the Company acquired substantially all of the assets of Purple Inflight Entertainment Private, Ltd ("Purple"). On July 1, 2015, the Company completed the acquisition of 100% of the issued and outstanding shares of Western Outdoor Interactive Pvt. Ltd. ("WOI") and acquired certain assets and liabilities of RMG Networks Holding Corporation. On August 4, 2015, the Company completed the acquisition of 100% of the issued and outstanding shares of Marks Systems, Inc., doing business as masFlight, and completed the acquisition of 100% of the issued and outstanding shares of navAero AB. All of these acquisitions were accounted for as business combinations.

Table of Content
Global Eagle Entertainment Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

The Company completed four acquisitions in the quarter ended September 30, 2015 for an aggregate purchase price of approximately $55.2 million in net cash, and an additional $5.0 million of cash funded in escrow for contingent consideration, the aggregate of which may total up to $29.0 million based upon the performance of the acquired companies through the end of 2019, see Note 3, Business Combinations.

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

Net Income (Loss) Per Share

Basic earnings (loss) per share (EPS) is computed using the weighted-average number of common shares outstanding during the period. Diluted earnings (loss) per share are computed using the weighted-average number of common shares and the dilutive effect of contingent shares outstanding during the period. Potentially dilutive contingent shares, which primarily consist of stock options issued to employees and consultants, restricted stock units, warrants issued to third parties and accounted for as equity instruments and convertible senior notes have been excluded from the diluted income (loss) per share calculation because their effect is anti-dilutive. As illustrated in the table below, the change in the fair value of the Company’s warrants, which are assumed to be converted into the Company’s common stock upon exercise, are adjusted to net income for purposes of computing dilutive earnings (loss) per share for the three and nine months ended September 30, 2015. Common shares to be issued upon the exercise of warrant instruments classified as liabilities are included in the calculation of diluted income (loss) per share when dilutive.

The computation for basic and diluted EPS was as follows (in thousands, except per share data):

Table of Content
Global Eagle Entertainment Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net income (loss) (numerator):
Net income (loss)	$(6,872)	$(15,530)	$2,684	$(29,683)
Income allocable to non-controlling interests	—	—	—	194
Net (loss) income for basic EPS	(6,872)	(15,530)	2,684	(29,877)

Less: adjustment for change in fair value on warrants liability for diluted EPS after assumed exercise of warrants liability	—	—	13,866	—
Net loss for dilutive EPS	$(6,872)	$(15,530)	$(11,182)	$(29,877)

Shares (denominator):
Weighted-average shares for basic EPS	77,753	72,877	77,249	72,284
Effect of assumed exercise of warrants liability	—	—	1,200	—
Adjusted weighted-average shares for diluted EPS	77,753	72,877	78,449	72,284

Basic (loss) earnings per share	$(0.09)	$(0.21)	$0.03	$(0.41)
Diluted loss per share	$(0.09)	$(0.21)	$(0.14)	$(0.41)

Weighted average securities not included in the calculation of diluted loss per share were as follow (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Stock options	3,545	4,434	3,004	1,816
Restricted stock units	190	13	44	—
Non-employees stock options	—	5	2	6
Equity warrants	392	445	475	1,378
Liability warrants	411	154	—	1,958
Convertible notes	4,447	—	3,663	—

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

Table of Content
Global Eagle Entertainment Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Income Taxes

Deferred income tax assets and liabilities are recognized for temporary differences between the financial statement carrying amounts of assets and liabilities and the amounts that are reported in the income tax returns. Deferred taxes are evaluated for realization on a jurisdictional basis. The Company records valuation allowances to reduce deferred tax assets to the amount that is more likely than not to be realized. In making this assessment, management analyzes future taxable income, reversing temporary differences and ongoing tax planning strategies. Should a change in circumstances lead to a change in judgment about the realizability of deferred tax assets in future years, the Company will adjust related valuation allowances in the period that the change in circumstances occurs, along with a corresponding increase or charge to income. Due to the uncertainty over its ability to realize future taxable income in certain jurisdictions, the Company has recorded a valuation allowance of $47.5 million and $70.9 million against its domestic deferred tax assets as of September 30, 2015 and December 31, 2014, respectively, and $13.3 million and $2.8 million against its foreign deferred tax assets as of September 30, 2015 and December 31, 2014, respectively.

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

The following tables summarize the Company's financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2015, and December 31, 2014, respectively (in thousands):

	September 30, 2015	Quotes Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Earn-out liability (1)	$14,132	$—	$—	$14,132
Global Eagle warrants (2)	26,140	26,140	—	—
Total financial liabilities	$40,272	$26,140	$—	$14,132

(1) Includes $14.1 million earn-out liability for WOI, assets of RMG, NavAero and masFlight assumed in business combinations.
(2) Includes 7,083,978 public warrants at September 30, 2015.

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
(2) Includes 10,148,508 public warrants as of December 31, 2014.

The valuation methodology used to estimate the fair value of the financial instruments in the table above is summarized as follows:

Earn-Out Liability. The September 30, 2015 fair value of the earn-out liability was comprised of earn-out liabilities associated with the WOI, assets of RMG, navAero and masFlight business combinations. The December 31, 2014 fair value of the earn-out liability was largely comprised of an assumed obligation in the AIA stock purchase. The earn-out liabilities are estimated by using the income approach. Based on the respective purchase agreements, management estimated best case, base case, and worst case scenarios and discounted it to a present value. The sum of the discounted weighted average probabilities was used to arrive at the fair value of the earn-out liability.

Derivative Warrants. The fair value of the outstanding warrants issued in our initial public offering ("public warrants"), recorded as derivative warrant liabilities, is determined by the Company using the quoted market prices for the public warrants, which are traded over the counter. On reporting dates where there are no active trades, the Company uses the last reported closing trade price of the public warrants to determine the fair value. The Company recorded income from the change in the fair value of these warrants during the three and nine months periods ended September 30, 2015 of $(1.9) million and $13.9 million, respectively. The Company also recorded income (loss) for the change in fair value of these warrants during the three and nine month periods ended September 30, 2014 of $(5.3) million and $0.6 million, respectively.

The following table presents the fair value roll-forward reconciliation of level 3 assets and liabilities measured at fair value basis for the period ended September 30, 2015 (in thousands):

Earn-Out Liability
Balance, December 31, 2014	$1,710
Fair value of earn-out liability assumed in 2015 acquisitions	14,132
Payment of 2014 EIM earn-out liability	(1,519)
Non-cash adjustment to 2014 EIM earn-out liability	(191)
Balance, September 30, 2015	$14,132

Financial Liabilities. The following table shows the carrying amounts, which approximate the fair values, of the Company's financial liabilities in the condensed consolidated financial statements at September 30, 2015 and December 31, 2014, respectively (in thousands):

	September 30, 2015		December 31, 2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Convertible senior notes (1)	$69,836	$74,267	$—	$—
Notes payable	$2,433	$2,433	$3,015	$3,015
(1) The fair value of the convertible senior notes is inclusive of the conversion feature, which was originally allocated for reporting purposes at $13.0 million, and is included in the condensed consolidated balance sheets within "Additional paid-in capital" (see Note 12).

Table of Content
Global Eagle Entertainment Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Convertible Senior Notes

The estimated fair value of the convertible senior notes, which are classified as level 2 financial instruments, was determined based on the quoted bid price of the convertible senior notes in an over-the-counter secondary market on September 30, 2015.

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

Recent Accounting Pronouncements

In May 2014, the FASB issued updated guidance that affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In August 2015, the FASB deferred the effective date for this standard to annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early application is not permitted. The Company is currently evaluating the impact of this ASU on its consolidated financial statements.

In September 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments (“ASU 2015-16”). ASU 2015-16 eliminates the requirement to retrospectively account for adjustments to provisional amounts within the measurement period recognized at the acquisition date in a business combination. ASU 2015-16 requires that these adjustments be recognized in the reporting period in which the adjustment amounts are determined and be calculated as if the accounting had been completed as of the acquisition date. ASU 2015-16 is effective prospectively for fiscal years, and for interim periods within those years, beginning after December 15, 2015. Early application is permitted. The Company is currently evaluating the impact of this ASU on its consolidated financial statements.

In July 2015, the FASB issued ASU 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory (“ASU 2015-11”). ASU 2015-11 requires that inventory measured using any method other than last-in, first out (“LIFO”) or the retail inventory method to be subsequently measured at the lower of cost or net realizable value, rather than at the lower of cost or market value. Under this ASU, subsequent measurement of inventory using the LIFO and retail inventory method is unchanged. ASU 2015-11 is effective prospectively for fiscal years, and for interim periods within those years, beginning after December 15, 2016. Early application is permitted. The Company is currently evaluating the impact of this ASU on its consolidated financial statements.
Note 3. Business Combinations

During the three months ended September 30, 2015, the Company completed four acquisitions. The fair values of these acquisitions, as set forth below, are considered preliminary and subject to adjustment as additional information is obtained through the purchase price measurement period (a period of up to one year from the closing date). Any prospective adjustments would change the fair value allocation as of the acquisition date.

Table of Content
Global Eagle Entertainment Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table summarizes the preliminary fair value of the assets and liabilities assumed in the acquisitions (in thousands):

	Weighted Average Useful Life (Years)	Amount
Goodwill		$38,832
Customer relationship	8.0	19,200
Developed technology	7.2	21,800
Trade name	5.0	200
Accounts receivable		6,814
Property and equipment		1,783
Deferred tax liability		(12,952)
Accrued expenses		(4,045)
Other liabilities assumed, net of assets acquired		(2,033)
Total consideration transferred		$69,599

WOI Stock Purchase

On July 1, 2015, the Company acquired Western Outdoor Interactive Private Limited (“WOI”) for approximately $38.3 million in cash and $4.3 million of contingent consideration. WOI produces and licenses games and applications for global in-flight entertainment, provides technical services to third parties for global in-flight entertainment user interfaces. The acquisition is intended to augment and diversify the Company’s Content operating segment. The goodwill recorded for the WOI acquisition was $17.3 million. Key factors that contributed to the recognition of WOI goodwill were trained workforce, expansion of international operations, the opportunity to consolidate and complement existing content operations, and the opportunity to generate future synergies within the existing Content business. As a result of the stock purchase of WOI, the goodwill is not deductible for tax purposes.

Significant other assets and net liabilities assumed and included in the table above were approximately $4.7 million in accounts receivable, $11.0 million of deferred tax liabilities and $1.8 million of fixed assets that included two long-term office buildings lease arrangements. The net tax liability is made up of short-term deferred tax assets of $0.2 million and long-term deferred tax liabilities of $11.2 million, largely driven by the tax impact of the fair value of the intangible assets. The Company incurred approximately $0.5 million in transaction costs associated with the WOI purchase. The sellers of WOI have the opportunity to receive an additional $5.0 million in cash if, among other things, WOI achieves certain revenue and earnings targets within the first and second yearly anniversaries of the closing date (the “WOI earn-out”). The WOI earn-out fair valued as of the acquisition date was approximately $4.3 million and presented as other long-term liabilities.

RMG Asset Acquisition

On July 1, 2015, the Company acquired certain assets and assumed certain liabilities of RMG Networks Holding Corporation ("RMG") for approximately $2.2 million in cash. These assets were integrated into the Company's advertising and sponsorship team, which provides digital media advertising and related services through executive clubs, in-flight entertainment systems, in-flight Wi-Fi portals and in private terminals. The acquisition is intended to enhance the Company’s digital media offerings within its Content operating segment. The goodwill recorded for the acquisition of assets from RMG was $2.1 million. Key factors that contributed to the recognition of goodwill were the opportunity to expand the Company's digital media offerings to the travel industry, the opportunity to consolidate and complement existing Content operations, and the opportunity to generate future synergies with our existing business. As a result of the asset purchase, the goodwill is deductible for tax purposes.

Table of Content
Global Eagle Entertainment Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Significant other assets and net liabilities assumed and included in the table above were approximately $2.2 million in accounts receivable, $3.1 million of revenue share liabilities and a $1.0 million provision for estimated losses on a specific loss contract expiring in December 2015. The Company incurred approximately $0.2 million in transaction costs associated with the acquisition of assets from RMG. RMG has the opportunity to receive an additional $3.0 million in cash if, among other things, certain revenue and earnings targets are achieved with respect to the acquired assets within the first anniversary of the closing date.

NavAero, Inc. Stock Purchase

On August 4, 2015, the Company acquired NavAero Holding AB (“NavAero”) for approximately $4.8 million in cash and $0.3 million contingent consideration. NavAero is engaged in developing and commercializing technologies to enable and deploy electronic flight bag solutions for the commercial aviation market, which allows airlines to improve their in-flight operations.  The acquisition is intended to enhance the Company’s Connectivity operating segment. The goodwill recorded for the NavAero acquisition was $3.3 million. Key factors that contributed to the recognition of NavAero goodwill were trained workforce, expansion of international operations, the opportunity to expand into new product and technology offerings within the airline industry, and to a lesser extent the opportunity to generate future synergies with our existing business. As a result of the stock purchase of navAero, the goodwill is not deductible for tax purposes.

Significant other assets and net liabilities assumed included a net tax liability of $0.6 million, which is made up of short-term deferred tax assets of $0.1 million and long-term deferred tax liabilities of $0.6 million. The Company incurred approximately $0.3 million in transaction costs associated with the NavAero purchase. The sellers of NavAero have the opportunity to receive an additional $1.0 million in cash if NavAero achieves certain revenue targets through December 31, 2016 (the “NavAero earn-out”).

masFlight, Inc. Stock Purchase

On August 4, 2015, the Company acquired Marks Systems, Inc. doing business as masFlight for approximately $10.3 million in cash and $9.4 million contingent consideration. The acquisition was completed as a merger resulting in the acquisition subsidiary, masFlight Inc. (“masFlight”) as the surviving corporation. masFlight pioneered the adoption of cloud-based technologies to collect, compile, link, validate and host a variety of information and offer a single solution enabling airlines to analyze predictive data to run their operations more effectively and efficiently. The acquisition is intended to enhance the Company’s Connectivity operating segment. The goodwill recorded for the masFlight acquisition was $16.2 million. Key factors that contributed to the recognition of masFlight goodwill were trained workforce, expansion into new operations data solutions offerings, the opportunity to consolidate and complement current Connectivity operations within the airline industry as well as expand into new industries, and the opportunity to generate future savings through synergies with our existing business. As a result of the acquisition, the goodwill is not deductible for tax purposes.

Significant other assets and net liabilities assumed included a net tax liability of $1.4 million, which is made up of net short-term deferred tax asset of $0.3 million and long-term deferred tax liabilities of $1.7 million. The Company incurred approximately $0.3 million in transaction costs associated with the masFlight purchase. The sellers of masFlight have the opportunity to receive up to an additional $20.0 million in cash if, among other things, masFlight achieves certain operational, revenue and earnings targets at various dates through December 31, 2019. As a portion of the contingent consideration is subject to future employment of certain key employee of masFlight, certain contingent consideration will be recorded as compensation expenses prospective to the acquisition date. The fair value of masFlight contingent consideration as of the acquisition date was $9.4 million.

Table of Content
Global Eagle Entertainment Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 4. Goodwill

The following table presents the changes in the Company’s goodwill balance for the periods presented (in thousands).

Balance at December 31, 2014	$53,014
Goodwill arising from 2015 acquisitions	38,832
Currency translation adjustment	(241)
Balance at September 30, 2015	$91,605

Goodwill arose from the acquisitions of AIA, PMG, IFES and Purple in 2013 and 2014 and WOI, assets from RMG, NavAero and masFlight in 2015. No goodwill existed prior to 2013.

Note 5. Property, Plant, and Equipment, net

At September 30, 2015 and December 31, 2014, property, plant, and equipment, net consisted of the following (in thousands):

	September 30, 2015	December 31, 2014
Leasehold improvements	$3,787	$1,592
Furniture and fixtures	2,080	2,293
Equipment	21,142	17,593
Computer equipment	6,134	4,115
Computer software	8,476	5,950
Automobiles	256	307
Building	2,649	2,649
Albatross (aircraft)	425	425
Satellite transponder	6,000	—
Other	1,489	1,501
Total property, plant, and equipment	52,438	36,425
Accumulated depreciation	(17,241)	(12,774)
Property, plant, and equipment, net	$35,197	$23,651

Depreciation expense for property, plant, and equipment amounted to $2.2 million and $1.8 million for the three months ended September 30, 2015 and 2014, respectively, and $6.4 million and $5.2 million for the nine months ended September 30, 2015 and 2014, respectively.

Table of Content
Global Eagle Entertainment Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Depreciation expense, including software amortization expense, by classification for the three and nine months ended September 30, 2015 and 2014 is shown below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Cost of sales	$648	$567	$1,985	$2,197
Sales and marketing	219	163	622	377
Product development	353	295	1,021	580
General and administrative	1,007	809	2,805	2,016
Total depreciation expense	$2,227	$1,834	$6,433	$5,170

Note 6. Intangible Assets, net

As a result of various business combinations, the Company acquired definite-lived intangible assets that are primarily amortized on a straight-line basis. The Company's definite-lived intangible assets have assigned useful lives ranging from 1.5 to 8 years (weighted average of 5.7 years).

Intangible assets, net at September 30, 2015, consisted of the following (in thousands, except for useful lives):

			September 30, 2015
	Weighted Average Useful Lives		Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Intangible assets:
Definite life:
Existing technology - software	7 years		$24,375	$(1,721)	$22,654
Existing technology - games	5 years		12,331	(6,576)	5,755
Developed technology	8 years		7,317	(1,829)	5,488
Customer relationships	7.2 years		138,800	(44,923)	93,877
Other	2.5 years		7,437	(4,628)	2,809
Content library (acquired in the Business Combination)	1.5 years		14,298	(14,298)	—
Content library (acquired post Business Combination)	1.5 years	(1)	40,254	(24,974)	15,280
			$244,812	$(98,949)	$145,863
Currency translation adjustment					—
Total intangible assets					$145,863

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

The content library that is expected to be licensed and to generate revenues within the next twelve months is classified as Content library, current, on the Company's condensed consolidated balance sheets as of September 30, 2015 and December 31, 2014. The remainder of content library is classified and included within the intangible asset amount. The Company expects to record amortization of the intangible assets as follows (in thousands):

Year ending December 31,	Amount
2015 (remaining three months)	$10,055
2016	37,629
2017	27,680
2018	21,531
2019	16,557
Thereafter	32,411
Total	$145,863
The Company recorded amortization expense, excluding amortization of content library (acquired post business combination) of $7.3 million and $19.4 million for the three and nine months ended September 30, 2015, respectively, and $6.5 million and $20.9 million during the three and nine months ended September 30, 2014, respectively. Amortization expense excludes the amortization of the content library, which is included in cost of sales.
Note 7. Available For Sale (“AFS”) Securities

At September 30, 2015, the Company held $1.7 million of Available for Sale equity securities at fair value, which approximates cost.
Note 8.    Commitments and Contingencies

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

Table of Content
Global Eagle Entertainment Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Operating Lease Commitments

The Company leases its operating facilities under noncancelable operating leases that expire through 2025. The Company also leases certain facilities and vehicles under month-to-month arrangements. Total rent expense for the three months ended September 30, 2015 and 2014 was $1.7 million and $1.1 million, respectively. Rent expense for the nine months ended September 30, 2015 and 2014 was $3.8 million and $3.0 million, respectively. The Company is responsible for certain operating and property tax expenses in connection with these leases.

Satellite Cost Commitments

During the nine months ended September 30, 2015 the Company had in place a Master Services Agreement ("MSA") with its satellite service provider to provide for satellite capacity over Russia, the North Atlantic and for expansion of its existing capacity in the U.S. and Europe. As of December 31, 2014, the remaining MSA satellite cost commitments totaled up to $289.8 million through December 31, 2027. The Company expenses these satellite fees in the month the service is provided as a charge to cost of services.

During the year ended December 31, 2014, the Company entered into a satellite service agreement with New Skies Satellites B.V. (“SES”) that will provide global, Ku-band satellite bandwidth to GEE for use in GEE’s in-flight connectivity system. The SES agreement required the Company to make an up-front prepayment of $4.0 million. During the three months ended March 31, 2015, the Company entered into an agreement with Hughes Network Systems, LLC (“HNS”) to administer and assume the underlying obligations under the SES agreement, and transferred its $4.0 million SES prepayment to HNS. These prepayments are being applied to certain service fees as they become due. In the event that the HNS agreement is terminated, HNS will refund the prepayments, less any amounts applied to services rendered or scheduled to be rendered. In July 2015, the Company entered into a separate agreement with SES that extended additional prepayments each upon the achievement of certain milestones relating to the development by SES of future Capacity Services, with such additional prepayments being due no earlier than January 2016.
Legal Matters

On May 6, 2014, UMG Recordings, Inc., Capitol Records, Universal Music Corp and entities affiliated with the foregoing (collectively, “UMG”) filed suit in the United States District Court for the Central District of California against the Company and Inflight Productions Ltd. (“IFP”) for copyright infringement and related claims and unspecified money damages. IFP is a direct subsidiary of Global Entertainment AG (formally AIA) and an indirect subsidiary of the Company.  On July 1, 2014, American Airlines, Inc. (“American”) filed suit in Texas State Court, Tarrant County, against IFP, and filed an amended complaint on October 29, 2014, seeking a declaration that IFP is obligated to defend and indemnify American against claims that UMG may assert against American for copyright infringement insofar as such claims arise out of American’s use of content provided by IFP during a limited period of time, and for breach of contract.  The American lawsuit seeks unspecified money damages and liquidated damages, as well as attorney’s fees. On February 24, 2015, American was added as a defendant in UMG’s case against the Company and IFP, but American has now settled with UMG.  We participated in a non-binding mediation of the case with UMG on April 1, 2015, and September 2, 2015, which did not result in a settlement.  In addition, we have been engaged in settlement discussions with American. Based on currently available information, the Company believes that IFP has strong defenses and intends to defend vigorously against the UMG and American lawsuits, but the outcome of these matters is inherently uncertain and could have a material adverse effect on the Company’s business, financial condition and results of operations.  As of September 30, 2015, the potential range of loss related to these matters cannot be determined.
            On August 14, 2014, SwiftAir, LLC filed suit against our wholly owned subsidiary Row 44, Inc. and one of its customers for breach of contract, quantum meruit, unjust enrichment and similar claims and unspecified money damages in the Superior Court of California for the Country of Los Angeles.  SwiftAir and Row 44 had a contractual relationship, which Row 44 terminated in 2013, with respect to the provision of destination deal content to one of Row 44’s connectivity customers. Based on currently available information, the Company believes that Row 44 has strong defenses and intends to defend vigorously against this lawsuit, but the outcome of this matter is inherently uncertain and could have a material adverse effect on the Company’s business, financial condition and results of operations. As of September 30, 2015, the potential range of loss related to this matter cannot be determined.
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
Other
The movie license agreements are contracted for periods up to 3 years. Minimum payments required under executed agreements are mainly to be paid within 12 months. Earn-out obligations associated with prior business combinations. AIA and PMG earn-out obligations, were accrued for as of December 31, 2014 and were fully paid in 2015.
Note 9. Related Party Transactions

Administrative Services

One of the Company's subsidiaries rents office space belonging to a company in which a former member of such subsidiary's management had an ownership interest. The former management sold his interest in the office during the third quarter of 2015. There were no unpaid lease liabilities as of September 30, 2015 and December 31, 2014. The Company recognized rent expense of $60,000 and $180,000 for the three and nine month periods ended September 30, 2015 and 2014, respectively. The Company no longer has a related party relationship with this former employee and former building owner.

Office Lease Agreement with Employee

In connection with the acquisition of PMG, the Company acquired an office lease that is currently being occupied and used as part of operations in Irvine, California. This building is majority owned by one of the founding members of PMG, who was an employee of the Company at September 30, 2015. The lease terminates on March 31, 2024. The total rental expense incurred during the three and nine months periods ended September 30, 2015 and 2014 was approximately $0.1 million.

PMG Post-Closing Payment

In connection with the Company's purchase of substantially all of the assets of PMG in June 2013, the Company agreed to a post-closing payment based on the fulfillment of certain post-closing employment obligations by certain PMG executives (the "PMG Earn Out"), which the Company is required to account for as compensation to the sellers and is recognized as an expense, over the requisite service period. In June 2014, the Company modified the PMG Earn Out to waive the PMG Earn Out and certain other purchase obligations and PMG seller rights in exchange for cash consideration of $2.5 million (the “Additional PMG Consideration”). Fifty percent of the additional PMG Consideration was payable after 10 days from closing, and the remaining $1.25 million was payable in four quarterly installments through the first half of 2015. At December 31, 2014, the remaining outstanding balance was approximately $0.9 million. During the nine months ended September 30, 2015, the Company further modified the PMG Earn Out to accelerate the payment of the remaining payment. As the PMG Earn Out was settled during the nine months ended September 30, 2015, there was no outstanding balance on the PMG Earn Out as of September 30, 2015.

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

AIA Earn-Out

The Company recognized an expense of $1.4 million during the year ended December 31, 2014 as a result of the remeasurement of the fair value of the earn-out liability acquired in the AIA stock acquisition. The earn-out was payable to certain employees of EIM, a wholly owned subsidiary. At December 31, 2014, the outstanding balance relating to the earn-out liability was $1.7 million. The earn-out liability was paid and fully settled during the nine months ended September 30, 2015. As of September 30, 2015, there was no outstanding balance.

Table of Content
Global Eagle Entertainment Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 10. Stock Options and Warrants

Stock Options

In conjunction with the Business Combination, the Company adopted its 2013 Equity Incentive Plan, which was subsequently amended and restated (as so amended and restated, the "Plan"). Under the Plan, the Administrator of the Plan, which is the compensation committee of the Company's board of directors, may grant up to 9,000,000 stock options, restricted stock, restricted stock units and other incentive awards to employees, officers, non-employee directors, and consultants, and such options or awards may be designated as incentive or non-qualified stock options at the discretion of the Administrator. Employee stock option grants made prior to 2015 have 5-year terms and vest 1/4th on the anniversary of the vesting commencement date and 1/36th monthly thereafter, over a 3-year period. During the nine months ended September 30, 2015, employee stock options were granted to the Company’s named executive officers that have 5-year terms and vest 1/4th on each anniversary date over a 4-year period. Stock options granted to the Board of Directors prior to 2015 have 5-year terms and vest monthly over two years from the vesting commencement date. During the nine months ended September 30, 2015, stock options with 5-year terms were granted to the Board of Directors for services performed in 2014 and to be performed in 2015. The grants made for 2014 services vested immediately and the grants made for 2015 services vest 1/4th quarterly through December 31, 2015. Certain stock option awards have accelerated vesting provisions in the event of a change in control and/or termination without cause.

Fair values of the stock options at September 30, 2015 and 2014 were determined using the Black-Scholes model and the following weighted average assumptions:

	Nine Months Ended September 30,
	2015	2014
Common stock price on grant date	$12.90	$11.42
Expected life (in years)	3.8	4.0
Risk-free interest rate	1.30%	1.54%
Expected stock volatility	43%	59%
Expected dividend yield	—%	—%
Fair value of stock options granted	$4.41	$5.15

Stock option activity for the nine months ended September 30, 2015 is as follows:

	Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2015	5,771	$10.64
Granted	1,443	12.94
Exercised	(557)	9.82
Forfeited	(867)	11.13
Outstanding at September 30, 2015	5,790	$11.22	4.01	$4,998
Vested and expected to vest at September 30, 2015	5,126	$11.13	3.87	$4,685
Exercisable at September 30, 2015	2,259	$10.60	3.08	$2,740

Restricted stock units

During the three months ended September 30, 2014, the Company granted certain employees performance units in the form of RSUs. A performance unit gives the recipient the right to receive common stock that is contingent upon achievement of a specified predetermined performance target for fiscal 2014 and the continuation of employment for a period of one year from the grant date. The grant date fair value of an RSU equals the closing price of the Company's common stock on the grant date. The number of shares issued totaled 77,687 shares of the Company’s common stock. During the nine months ended September 30, 2015, the Company granted 29,000 RSUs to the Board of Directors that fully vest on the 13-month anniversary of the grant date. The Company also granted 379,000 RSUs to certain employees that vest 1/4th on the grant anniversary date over a 4-year term.

Table of Content
Global Eagle Entertainment Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following summarizes select information regarding our RSUs during the nine months ended September 30, 2015:

	Units (in thousands)	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2015	59	$12.90
Granted	408	12.88
Vested	(48)	12.90
Forfeited	(13)	12.98
Balance nonvested at September 30, 2015	406	12.88	$4,658
Vested and expected to vest at September 30, 2015	295	$12.89	$3,391

Stock-Based Compensation Expense

Stock-based compensation expense related to all employee and non-employee stock-based awards for the three and nine months ended September 30, 2015 and 2014 was as follow, (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Cost of services	$81	$6	$246	$6
Sales and marketing expenses	177	14	540	14
Product development	262	53	771	53
General and administrative	1,627	1,823	4,691	6,412
Total stock-based compensation expense	$2,147	$1,896	$6,248	$6,485

Warrants

The following is a summary of non-public warrants outstanding as of September 30, 2015 that the Company assumed in the Business Combination:

	Weighted Average Exercise Price per Warrant	Number of Warrants (as converted) (in thousands)	Weighted Average Remaining Life (in years)
Common stock warrants	$8.79	690	1.47
Series C Preferred stock warrants	8.74	734	1.68

Public warrants activity for the nine months ended September 30, 2015 is as follows:

Global Eagle Warrants	Number of Warrants (in thousands)	Weighted Average Exercise price	Weighted Average Remaining Contractual Term (in years)
Outstanding at January 1, 2015	10,149	$11.50
Exercises and exchanges	(3,065)	11.50
Outstanding and exercisable at September 30, 2015	7,084	$11.50	2.34

The Company accounts for 7,083,978 of Global Eagle's warrants as derivative liabilities at September 30, 2015. During the three and nine months ended September 30, 2015, the Company recorded approximately $1.9 million of expense and $13.9 million of income, respectively, in the condensed consolidated statements of operations as a result of the remeasurement of these warrants at balance sheet date until exercised. During the three and nine months ended September 30, 2014, the Company recorded approximately $5.3 million of expenses and $0.6 million of income, respectively, of income in the consolidated statements of operations as a result of the remeasurement of these warrants at balance sheet date until exercised. The fair value of warrants

Table of Content
Global Eagle Entertainment Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

issued by the Company has been estimated using the warrants' quoted public market price. In the event the Company’s closing stock price is at or above $17.50 for twenty of thirty consecutive trading days, the Company can call the 7,083,978 public warrants and force the holders to exercise their warrants at $11.50 per share, with estimated proceeds of approximately $81.5 million.

During the year ended December 31, 2014, the Company's Board of Directors (the “Board”) authorized the Company to repurchase GEE's public warrants for an aggregate purchase price, payable in cash and/or shares of common stock, of up to  $25.0 million (inclusive of certain prior warrant purchases).  In August 2015, the Board increased this amount by an additional $20.0 million.   As of September 30, 2015, $20.5 million was available for warrants repurchases under this authorization.  The amount the Company spends and the number of warrants repurchased varies based on a variety of factors including the warrant price. On July 31, 2015, the Company issued 1,015,176 shares of common stock in exchange for the surrender of public warrants exercisable for 3,045,530 shares of the Company's common stock.
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
Income tax expense for the three months ended September 30, 2015 and 2014 was $0.2 million and $1.5 million respectively. The tax expense for the three months ended September 30, 2015 was driven primarily by income in foreign jurisdictions and tax benefit from deferred tax liabilities resulted from acquired assets.
As of September 30, 2015 and December 31, 2014 the Company has recorded a valuation allowance of $60.8 million and $73.7 million against its domestic and foreign deferred tax assets, respectively, due to the uncertainties over its ability to realize future taxable income in those jurisdictions. As of September 30, 2015, the valuation allowance on domestic and foreign deferred tax assets were $47.5 million and $13.3 million, respectively.
As of September 30, 2015 and December 31, 2014, the Company had federal net operating loss carry-forwards ("NOLs") of $83.9 million and $128.4 million, respectively, and state net operating loss carry-forwards of $54.2 million and $64.8 million, respectively, which losses will begin to expire during the fiscal years ending in December 31, 2028 and 2018, respectively. These NOLs may be used to offset future taxable income, to the extent the Company generates any taxable income, and thereby reduce or eliminate future federal income taxes otherwise payable. Section 382 of the Internal Revenue Code imposes limitations on a corporation's ability to utilize NOLs if it experiences an ownership change as defined in Section 382. In general terms, an ownership change may result from transactions increasing the ownership of certain stockholders in the stock of a corporation by more than 50% over a three year period. In the event that an ownership change has occurred, or were to occur, utilization of the Company's NOLs would be subject to an annual limitation under Section 382 as determined by multiplying the value of the Company's stock at the time of the ownership change by the applicable long-term tax-exempt rate as defined in the Internal Revenue Code. Any unused annual limitation may be carried over to later years. The Company could experience an ownership change under Section 382 as a result of events in the past in combination with events in the future. If so, the use of the Company's NOLs, or a portion thereof, against future taxable income may be subject to an annual limitation under Section 382, which may result in expiration of a portion of the NOLs before utilization. Therefore, the Company could be liable for income taxes sooner than otherwise would be true if the Company were not subject to Section 382 limitations. The Company plans to perform a study to determine the extent of the limitation. Any carry-forwards that expire prior to utilization as a result of such limitations will be removed, if applicable, from deferred tax assets with a corresponding reduction of the valuation allowance. Currently, the Company expects the utilization of our net operating loss and tax credit carry-forwards in the near term to be affected by certain limitations placed on these carry-forwards as a result of our previous ownership changes.

As of September 30, 2015, the Company intends to reinvest the foreign earnings of its subsidiaries on an indefinite basis. As a result, deferred taxes have not been established for unremitted earnings of foreign subsidiaries.

Table of Content
Global Eagle Entertainment Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

The Company does not expect its uncertain tax position to materially change during the next twelve months.  As of September 30, 2015, the Company has recorded a $5.7 million cumulative liability for uncertain income tax positions largely pertaining to historical tax positions associated with one of its Canadian subsidiaries acquired as part of the AIA acquisition in January 2013, which includes accumulated interest and penalties of approximately $0.8 million.
Note 12.    Notes Payable and Bank Debts

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

In accounting for the direct transaction costs (the "issuance costs") related to the Convertible Notes, the Company allocated the total amount of issuance costs incurred to the liability and equity components based on their relative values. The Company recorded issuance costs of $1.8 million and $0.3 million to the liability and equity components, respectively. Issuance costs, including fees paid to the initial purchasers who acted as intermediaries in the placement of the Convertible

Table of Content
Global Eagle Entertainment Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Notes, attributable to the liability component are included within "Other current assets" and "Other non-current assets" in the condensed consolidated balance sheets and are being amortized to interest expense over the term of the Convertible Notes, and the issuance costs attributable to the equity component were netted with the equity component and included within "Additional paid-in capital" in the condensed consolidated balance sheets. Interest cost related to the amortization expense of the issuance costs associated with the liability component was not material during the nine months ended September 30, 2015.

As of September 30, 2015, the outstanding Convertible Notes balance, net of the discount associated with the equity component, was $69.8 million.

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

With the acquisition of IFES on October 18, 2013, the Company assumed approximately $1.3 million of debt in the form of two facility letters for a commercial mortgage loan with a bank for $0.2 million and $1.1 million. The mortgage letters mature in October 2014 and 2032, respectively, and bear interest at a rate equal to 1.75% during the three months ended September 30, 2015. Interest is paid on a monthly basis. There was no accrued interest on the credit facilities as of September 30, 2015 or December 31, 2014. As of September 30, 2015, there was $0.9 million in borrowings outstanding under the remaining facility letter.

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

Debt issuance costs incurred in connection with the Citibank Term Loans totaled $0.3 million and are being amortized over the respective term of the loans. At September 30, 2015, there was $1.5 million outstanding under the Citibank Term Loans and $20.0 million available for future borrowings under the Citibank Revolving Loans.

    The following is a schedule, by year, of future minimum principal payments required under notes payable and bank debt as of September 30, 2015 (in thousands):

Years Ending December 31,	Amount
2015 (remaining three months)	$259
2016	869
2017	831
2018	68
2019	69
Thereafter	83,116
Total	$85,212

Table of Content
Global Eagle Entertainment Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 13. Concentrations

Concentrations of Credit and Business Risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash and cash equivalents and accounts receivable.

At September 30, 2015 and December 31, 2014, the Company's cash and cash equivalents were maintained primarily with major U.S. financial institutions and foreign banks. Deposits with these institutions at times exceed the federally insured limits, which potentially subjects the Company to concentration of credit risk. The Company has not experienced any losses related to these balances and believes that there is minimal risk.

A substantial portion of the Company's revenue is generated through agreements with one airline customer. The Company may not be successful in renewing these agreements, or if they are renewed, they may not be on terms as favorable as current agreements. The percentage of revenue generated through the customer representing more than 10% of consolidated revenue is as follows:

	Nine Months Ended September 30,
	2015	2014
Southwest Airlines	24%	22%

No other customer accounted for revenues greater than 10% for the two periods presented.

Accounts receivable balances from Southwest Airlines represented approximately 4% and 13% of total accounts receivable at September 30, 2015 and December 31, 2014, respectively.
Note 14.     Restructuring

The Company records the cost reduction plan activities in accordance with the Accounting Standards Codification (ASC), including ASC 420 Exit or Disposal Cost Obligations, ASC 712 Compensation-Nonretirement Postemployment Benefits and ASC 360 Property, Plant, and Equipment (Impairment or Disposal of Long-Lived Assets).

During the third quarter ended September 30, 2014, the Company implemented a plan to improve operational efficiencies, which included the closure of its German-based operations and facilities, centralization of its international financial operations, and realignment of its international and U.S. tax structure (the “Plan”). During 2014, in conjunction with the Plan, the Company committed to a reduction in force. As of September 23, 2014, the Company communicated the reduction to affected employees. The Company substantially completed the implementation of its Plan by the end of the third quarter of 2015.

The Company estimated that $4.7 million to $5.2 million of restructuring charges would be incurred in connection with the Plan, including:

(1)
The Company estimated that it would incur total expenses relating to employee termination benefits, which primarily include severance and transitional-related expenses, of approximately $2.7 million, all of which represents cash expenditures which were incurred and expensed through September 30, 2015.

(2)
In connection with the closure of its German operations pursuant to the Plan, the Company disposed of approximately 11,000 square feet of leased facilities in Duisburg and Munich, Germany, representing approximately 6% of its global facilities square footage. The Company incurred an aggregate of approximately $0.4 million of facilities disposal charges pursuant to the Plan through September 30, 2015.

(3)
From the third quarter of 2014 through the third quarter of 2015, the Company anticipated incurring periodic restructuring expenditures in an aggregate amount of $1.5 to $2.0 million, comprised of legal and professional fees associated with the execution of the Plan. Through September 30, 2015, the Company incurred and expensed approximately $1.5 million in professional fees in connection with the Plan.

Table of Content
Global Eagle Entertainment Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table summarizes the charges recorded during the nine months ended September 30, 2015 related to the Plan by type of activity (in thousands):

	Termination benefits	Leases and other contractual obligations	Other	Total

Restructuring charges	$238	$64	$66	$368
Total Restructuring charges	$238	$64	$66	$368

The following table summarizes the charges and spending relating to the Plan since inception (in thousands):

	Termination benefits	Leases and other contractual obligations	Other	Total

Expense	$2,727	$386	$1,478	$4,591
Payments	(2,727)	(386)	(1,478)	(4,591)
Restructuring reserves as of September 30,2015	$—	$—	$—	$—
Note 15. Subsequent Events

In October 2015, masFlight met certain milestones, which resulted in a $5.0 million earn-out contingent consideration payment of funds previously held in escrow at September 30, 2015.
On October 26, 2015, the Company entered into warrant exchange agreements with holders of warrants to purchase shares of the Company's common stock, par value $0.0001 per share (“Common Stock”), at an exercise price of $11.50 per share, that were originally issued in the Company's initial public offering (“Public Warrants”), pursuant to which the Company issued an aggregate of 303,580 shares of Common Stock in exchange for the surrender of Public Warrants to purchase an aggregate of 910,750 shares of Common Stock. In addition, on November 5, 2015, the Company issued 93,161 shares of Common Stock upon the cashless exercise of 257,058 warrants that the Company assumed in connection with its acquisition of Row 44, Inc. which had an exercise price of $8.62 per share.

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

The following discussion and analysis of our business and results of operations for the three and nine months ended September 30, 2015, and our financial condition at that date, should be read in conjunction with the financial statements and the notes thereto included in Item 1 of this Quarterly Report on Form 10-Q and our 2014 Form 10-K.

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

For the nine months ended September 30, 2015 and 2014, we reported revenue of $312.8 million and $286.7 million, respectively. For the nine months ended September 30, 2015 and 2014, our Content operating segment accounted for 73% and 72% of our total revenue, respectively, and our Connectivity operating segment accounted for 27% and 28%, respectively. For the nine months ended September 30, 2015 and 2014, one airline customer, Southwest Airlines, accounted for 24% and 22% of our consolidated revenues, respectively.

Basis of Presentation

This analysis is presented on a consolidated basis. In addition, a brief description is provided of significant transactions and events that have an impact on the comparability of the results being analyzed.

Opportunities, Challenges and Risks

For the nine months ended September 30, 2015 and 2014, we derived the majority of our revenue through the licensing and related services from our Content operating segment, and secondarily from Wi-Fi Internet service and the sale of equipment to airlines from our Connectivity operating segment. For the nine months periods ended September 30, 2015 and 2014, the vast majority of our equipment and Wi-Fi Internet service revenue were generated by two airlines, Southwest Airlines and Norwegian Air Shuttle.

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
The use of our connectivity equipment on our customer’s planes is subject to regulatory approvals, such as a Supplemental Type Certificate, or “STC” that are imposed by agencies such as the Federal Aviation Agency (“FAA”) and the European Aviation Safety Agency (“EASA”). The costs to obtain an STC can be significant and vary by plane type and customer location. As of December 31, 2014, we have STCs to operate our equipment on several plane types, including Boeing’s 737 next generation family and the Boeing 757 family. In 2014, we began work on obtaining an STC for Air China’s Boeing 777, and an STC for Air France’s Airbus ("A320"), both of which we recently obtained, the costs of which were in excess of $3.0 million as of September 30, 2015. While we believe we will be successful in obtaining STC approvals in the future as needed, there is a risk that neither the FAA nor EASA will approve an STC on a timely basis, if at all, and as a result, it could negatively impact our growth, relationships, and ability to deploy our future connectivity services with our customers. To partially address the risk and costs of obtaining STCs in the future, we recently signed an agreement with Boeing to commence the process for offering our connectivity equipment on a line-fit basis for Boeing’s 737 MAX and 787 models, and our Connectivity equipment became available as an option on new Boeing 737 airplanes. We also expect to undertake similar line-fit initiatives with other plane manufacturers such as Airbus in the near term. As a result, we expect to continue incurring significant product development expenses in the foreseeable future as we invest in these long-term line-fit opportunities, which we believe will improve our long-term ability to onboard our connectivity equipment on new plane types in a more scalable and cost-effective manner.
We are significantly dependent on certain key suppliers. Through September 30, 2015, our Connectivity operating segment purchased its satellite bandwidth from a single supplier, Hughes, which also provides us with certain equipment and servers required to deliver the satellite stream, rack space at the supplier's data centers to house the equipment and servers and network operations service support. We also purchase radomes, satellite antenna systems and rings from single suppliers. Any interruption in supply from these significant vendors could have a material impact on our ability to provide connectivity services to airline customers.
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
The growth of our Connectivity segment is based upon a number of factors, including the rates at which we grow the number of installed base of connectivity systems from new and existing customers, customer demand for connectivity services, government regulations and approvals, passenger adoption, growth, take rates, and overall usage of our connectivity services, the general availability and pricing of satellite bandwidth globally, pricing pressures from our competitors, general travel industry trends, new and competing connectivity technologies, and our ability to manage the underlying economics of connectivity services on a global basis.  In February 2015, we raised capital through a private placement of convertible senior notes, a portion of which proceeds we plan to use in the near term for equipment financing arrangements. The long-term economics of any future agreement involving equipment financing could positively or negatively impact our liquidity, growth, Connectivity margins, relationships, and ability to deploy our future connectivity services with current or future customers.

Our consolidated cost of sales, the largest component of our operating expenses, can vary from period to period, particularly as a percentage of revenue, based upon the mix of the underlying equipment and service revenues we generate. In addition, our consolidated cost of sales will vary period to period as we acquire new customers and to accommodate the growth of our connectivity segment. Over the past twelve months, the growth from our Connectivity segment improved our overall operating margins. As a result, our cost of sales as a percentage of our revenue improved throughout the trailing twelve months ended September 30, 2015 as compared to the same comparable period ended September 30, 2014. In the second half of 2015, we increased our investment in satellite capacity over North America and the Middle East to facilitate the growth of our existing and new connectivity customer base, which included a $6.0 million capital purchase of satellite transponders. Depending on the timing of our satellite expenditures, our consolidated cost of sales as a percentage of our revenue may fluctuate from period to period.
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
During the third quarter of 2015, we completed acquisitions of Western Outdoor Interactive ("WOI"), certain assets from RMG Networks Holding Corporation (NASDAQ:RMGN) ("RMG"), masFlight, Inc. and navAero, Inc. for an aggregate cash purchase price of $55.2 million, excluding $5.0 million of cash held in escrow as contingent consideration. WOI and assets from RMG were acquired to strengthen and increase the scope of our service offerings, including expanding our digital media and content services, and providing us with increased integrated solutions to meet the digital media and content service demands of the airline and maritime markets. masFlight, the industry's leading operational data analytics platform, and navAero, the industry's leading developer of cutting-edge EFB (Electronic Flight Bag) and cockpit data solutions together form the foundation of our new Operations Solutions business line, leveraging next-generation aircraft connectivity to create a revolutionary new platform that helps airlines improve operations, realize cost efficiencies, and enhance the overall passenger experience. During the last half of 2015, we do not expect that the aggregate financial results from these acquisitions will be significant in comparison to our existing operations.
In 2014, we commenced integration and formal restructuring activities of our 2013 acquisitions of AIA, PMG and IFES to support future growth. In September 2014, we announced and commenced our formal restructuring plan (the “Plan”), and we began realizing significant cost savings from the Plan throughout 2015. In addition, in the first half of 2015, we initiated further integration activities that we believe will help us to further accelerate our operating margin in 2015 and beyond.
For the years ended December 31, 2014 and 2013, a substantial amount of our Connectivity revenue was derived from airlines located in the United States. While our Connectivity revenue is primarily generated through airlines based in the United States today, we believe that there is an opportunity in the longer term for us to significantly expand our Connectivity operating segment's service offerings to airlines based in countries outside of the United States. In 2014, we announced partnerships in Europe with Orange and with China Telecom Communications Co., LTD and IP Star International PTE Limited, an affiliate of Thaicom, to jointly work to expand our Connectivity services within the broader Asia and European markets. In June 2015, we announced a new Connectivity agreement with Dubai Aviation Corporation ("flydubai"), an airline located in the Middle East. We plan to further expand our Connectivity operations internationally to address these opportunities. As we expand our business further internationally in places such as the Middle East, Asia Pacific and Latin America, we may incur significant incremental upfront expenses associated with these growth opportunities.
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
Equipment. Equipment cost of sales are substantially comprised of the costs paid to procure our equipment for services. Equipment costs are principally comprised of the costs we pay to third parties to facilitate our equipment orders, and are originally classified as inventory on our balance sheet upon receipt of goods. Upon sale, equipment cost of sales are recorded when title and risk of loss pass to the customer, which is aligned with our equipment revenue recognition. Beginning in Q3 2015, we began financing portions of our equipment sales to certain customers. To the extent that we bundle discounted equipment with future connectivity services, and the aggregate economics are forecasted to be positive, we defer and recognize the corresponding equipment discount over the lesser of the estimated useful life of the equipment or the term of the customer agreement.
Depending on the mix of discounted equipment sales and as we near the completion of equipping the Southwest Airlines fleet for our services throughout 2015 and 2016, equipment sales and the corresponding equipment cost of sales could continue to decline or increase in the near term.
Services. Service cost of sales principally consists of the costs of satellite service and support, revenue recognized by us and shared with others as a result of our revenue-sharing arrangements, Internet connection and co-location charges and other platform operating expenses including depreciation of the systems and hardware used to build and operate our platform; and personnel costs related to our network operations, customer service and information technology. As we continue to build out our Connectivity services platform and expand our satellite coverage globally pursuant to our agreements with SES, we anticipate that our service costs will increase in absolute dollars when compared to historical periods; however, and depending on the timing and deployment of connectivity services to new customers, our future service costs may fluctuate as a percentage of applicable Connectivity service revenue when compared to historical periods. Our services cost of sales are dependent on a number of factors, including the amount of satellite coverage and bandwidth required to operate our services and the number of partners we share our corresponding revenue with.

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
Product Development
Product development expenses consist primarily of expenses incurred in our software engineering, product development and web portal design activities and related personnel costs. Fluctuations in our product development expenses are generally the result of hiring personnel to support and develop our platform, including the costs to further develop our Connectivity segment platform, timing and scope of our STC efforts, new connectivity product offerings, expenses associated with line-fit offerability and network operations. Our product development expenses have increased significantly in 2015, as we continued to hire more product development personnel and further develop our products and offerings to support the growth of our business. However, in 2015, our product development expense as a percentage of revenue remained comparable to 2014.
General and Administrative
General and administrative expenses consist primarily of personnel costs from our executive, legal, finance, human resources and information technology organizations and facilities related expenditures, as well as third-party professional fees, insurance and bad debt expenses. Professional fees are largely comprised of outside legal, accounting, audit and information technology consulting. In addition, general and administrative costs include certain non-recurring costs such as legal settlements and professional fees associated with integration and acquisition-related activities., Excluding these non-recurring expenses, we anticipate general and administrative expenses will decrease in the near and long term when compared to historical periods as we continue to optimize our cost structure.
Restructuring
During the third quarter ended September 30, 2014, we implemented a plan to improve operational efficiencies, which included the closure of our German-based operations and facilities, centralization of our international financial operations, and realignment of our international and U.S. tax structure (the “Plan”). During 2014, in conjunction with the Plan, we committed to a reduction in force. As of September 23, 2014, we communicated the reduction to affected employees. We substantially completed the Plan at the end of the third quarter of 2015.
We incurred $4.6 million in connection with the Plan, including:

(1)
We incurred total expenses relating to employee termination benefits, which primarily include severance and transitional-related expenses, of approximately $2.7 million, all of which represents cash expenditures which were incurred and expensed through September 30, 2015.

(2)
In connection with the closure of our German operations pursuant to the Plan, we disposed of approximately 11,000 square feet of leased facilities in Duisburg and Munich, Germany, representing approximately 6% of our global facilities square footage. We incurred an aggregate of approximately $0.4 million of facilities disposal charges pursuant to the Plan through September 30, 2015.

(3)
Beginning in the third quarter of 2014 through the third quarter of 2015, we incurred periodic restructuring expenditures in an aggregate amount of $1.5 million comprised of legal and professional fees associated with the execution of the Plan.

During the three and nine months ended September 30, 2015, we incurred approximately $0.1 million and $0.4 million, respectively, of restructuring costs.

Amortization of Intangibles
The Company determines the appropriate useful life of intangible assets by performing an analysis of expected cash flows based on its historical experience of intangible assets of similar quality and value. We expect amortization expense to increase in the near term upon a variety of factors, such as the amounts and mix of our identifiable intangible assets acquired in business combinations.
Stock-Based Compensation
Included in our operating expenses are expenses associated with stock-based compensation, which are allocated and included in cost of sales, sales and marketing, product development and general and administrative expenses as necessary. Stock-based compensation expense is largely comprised of costs associated with stock options and restricted stock units granted to employees and certain non-employees. We record the fair value of these equity-based awards and expense at their cost ratably over related vesting periods. In addition, stock-based compensation expense includes the cost of options to purchase common stock issued to certain non-employees.
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
We currently believe that based on the available information, it is more likely than not that some of our deferred tax assets will not be realized, and accordingly we have recorded a valuation allowance against certain of our federal, state and foreign deferred tax assets. As of September 30, 2015 and December 31, 2014, we had approximately $83.9 million and $128.4 million of federal and $54.2 million and $64.8 million, respectively, of state operating loss carry-forwards available to offset future taxable income which expire in varying amounts beginning in 2028 for federal and 2018 for state purposes if unused. Federal and state laws impose substantial restrictions on the utilization of net operating loss and tax credit carry-forwards in the event of an “ownership change,” as defined in Section 382 of the Internal Revenue Code of 1986, as amended, or the Internal Revenue Code. Currently, we expect the utilization of our net operating loss and tax credit carry-forwards in the near term to be affected by certain limitations placed on these carry-forwards as a result of our previous ownership changes.
Critical Accounting Policies and Estimates

The preparation of our condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the notes to the financial statements. Some of those judgments can be subjective and complex, and therefore, actual results could differ materially from those estimates under different assumptions or conditions. A summary of our critical accounting policies is presented in Part II, Item 7, of our 2014 Form 10-K. There have been no material changes to our critical accounting policies during the nine months ended September 30, 2015.

Results of Operations

The following tables set forth our results of operations for the periods presented. The period-to-period comparison of financial results is not necessarily indicative of future results (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenue	$110,114	$102,623	$312,795	$286,736
Operating expenses:
Cost of sales	71,456	73,618	206,965	213,341
Sales and marketing expenses	4,819	3,980	13,058	10,119
Product development	7,766	7,212	21,447	15,561
General and administrative	22,102	17,172	58,547	51,440
Amortization of intangible assets	7,286	6,049	19,274	18,613
Restructuring charges	66	2,606	368	2,606
Total operating expenses	113,495	110,637	319,659	311,680
Loss from operations	(3,381)	(8,014)	(6,864)	(24,944)
Other income (expense):
Interest (expense) income, net	(803)	175	(1,631)	44
Change in fair value of derivatives	(1,877)	(5,253)	13,866	555
Other expense, net	(576)	(984)	(1,815)	(1,786)
(Loss) income before income taxes	(6,637)	(14,076)	3,556	(26,131)
Income tax expense	235	1,454	872	3,552
Net (loss) income	(6,872)	(15,530)	2,684	(29,683)
Net income attributable to non-controlling interests	—	—	—	194
Net (loss) income attributable to Global Eagle Entertainment Inc. common stockholders	(6,872)	(15,530)	2,684	(29,877)

Net (loss) income per common share – basic	$(0.09)	$(0.21)	$0.03	$(0.41)
Net loss per common share – diluted	$(0.09)	$(0.21)	$(0.14)	$(0.41)

Weighted average common shares – basic	77,753	72,877	77,249	72,284
Weighted average common shares – diluted	77,753	72,877	78,449	72,284

The following table provides the depreciation expense included in the above line items (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Cost of sales	$648	$567	$1,985	$2,197
Sales and marketing	219	163	622	377
Product development	353	295	1,021	580
General and administrative	1,007	809	2,805	2,016
Total depreciation expense	$2,227	$1,834	$6,433	$5,170

The following table provides the stock-based compensation expense included in the above line items (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Cost of sales	$81	$6	$246	$6
Sales and marketing expenses	177	14	540	14
Product development	262	53	771	53
General and administrative	1,627	1,823	4,691	6,412
Total stock-based compensation expense	$2,147	$1,896	$6,248	$6,485

The following table provides our results of operations, as a percentage of revenue, for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenue	100%	100%	100%	100%
Operating expenses:
Cost of sales	65%	72%	66%	74%
Sales and marketing expenses	4%	4%	4%	4%
Product development	7%	7%	7%	5%
General and administrative	20%	17%	19%	18%
Amortization of intangible assets	7%	6%	6%	6%
Restructuring charges	—%	3%	—%	1%
Total operating expenses	103%	108%	102%	109%
Loss from operations	(3)%	(8)%	(2)%	(9)%
Other (expense) income, net	(3)%	(6)%	3%	—%
(Loss) income before income taxes	(6)%	(14)%	1%	(9)%
Income tax expense	—%	1%	—%	1%
Net (loss) income	(6)%	(15)%	1%	(10)%
Net income attributable to non-controlling interests	—%	—%	—%	—%
Net (loss) income attributable to common stockholders	(6)%	(15)%	1%	(10)%

Three Months Ended September 30, 2015 Compared To Three Months Ended September 30, 2014

Operating Segments

Segment revenue, expenses and contribution profit for the three months ended September 30, 2015 and 2014 derived from the Company's Content and Connectivity segments were as follows (in thousands):

	Three Months Ended September 30,
	2015			2014
	Content	Connectivity	Consolidated	Content	Connectivity	Consolidated
Revenue:
Licensing and services	$81,574	$24,838	$106,412	$71,510	$19,933	$91,443
Equipment	—	3,702	3,702	—	11,180	11,180
Total revenue	81,574	28,540	110,114	71,510	31,113	102,623
Operating expenses:
Cost of sales
Licensing and services	53,995	14,654	68,649	50,596	13,428	64,024
Equipment	—	2,807	2,807	—	9,594	9,594
Total cost of sales	53,995	17,461	71,456	50,596	23,022	73,618
Contribution profit	27,579	11,079	38,658	20,914	8,091	29,005
Other operating expenses			42,039			37,019
Loss from operations			$(3,381)			$(8,014)

Revenue

Connectivity operating segment revenue was as follows (in thousands):

	Three Months Ended September 30,		% Change
	2015	2014	2015 to 2014
Services	$24,838	$19,933	25%
Equipment	3,702	11,180	(67)%
Total revenue Connectivity segment	$28,540	$31,113	(8)%

Connectivity Service Revenue
Connectivity service revenue increased $4.9 million, or 25%, to $24.8 million for the three months ended September 30, 2015, as compared to $19.9 million for the three months ended September 30, 2014. The increase was principally due to higher take rates and the growth in users of our Wi-Fi Internet services on Southwest Airlines, which was driven by a higher number of Southwest Airlines planes offering our Connectivity services in the three months ended September 30, 2015 as compared to three months ended September 30, 2014.

Connectivity Equipment Revenue
Connectivity equipment revenue decreased by $7.5 million, or 67%, to $3.7 million for the three months ended September 30, 2015, as compared to $11.2 million for the three months ended September 30, 2014. The decrease was primarily due to the timing of equipment installations on newly commissioned planes.

Content operating segment revenue was as follows (in thousands):

	Three Months Ended September 30,		% Change
	2015	2014	2015 to 2014
Licensing and services	$81,574	$71,510	14%

Content Licensing Revenue
Content licensing revenue increased $10.1 million, or 14%, to $81.6 million for the three months ended September 30, 2015 as compared to $71.5 million for the three months ended September 30, 2014, principally due to period-over-period revenue growth from new and existing Content customers, and revenue from WOI and the assets acquired from RMG, which were acquired in July 2015 and not comparable to the three months ended September 30, 2014. Offsetting these were declines in our content distribution business largely due to a stronger slate of titles in the three months ended September 30, 2014 as compared to the three months ended September 30, 2015.

Cost of Sales

Connectivity operating segment cost of sales was as follows (in thousands):

	Three Months Ended September 30,		% Change
	2015	2014	2015 to 2014
Services	$14,654	$13,428	9%
Equipment	2,807	9,594	(71)%
Total Connectivity cost of sales	$17,461	$23,022	(24)%

Connectivity cost of sales decreased $5.6 million, or 24%, to $17.5 million for the three months ended September 30, 2015 compared to $23.0 million for the three months ended September 30, 2014 due to a $6.8 million decrease in Connectivity equipment cost of sales, offset by a $1.0 million increase in Connectivity service cost of sales. The decrease in equipment cost of sales was principally due to a decrease in equipment revenue over the same period as a result of the timing of equipment shipments on newly commissioned planes on Southwest Airlines. The increase in Connectivity service cost of sales was largely due to increased costs, such as licensing fees and bandwidth to support the corresponding revenue growth in the same period.

As a percentage of Connectivity equipment revenue, Connectivity equipment cost of sales improved to 76% during the three months ended September 30, 2015 as compared to 86% during the three months ended September 30, 2014 largely due to lower mix of equipment sales to Southwest Airlines, which have been historically lower in margin, during the three months ended September 30, 2014 as opposed to the three months ended September 30, 2015.

As a percentage of Connectivity service revenue, Connectivity service cost of sales was 59% during the three months ended September 30, 2015, compared to 67% for the three months ended September 30, 2014, an improvement of 800 basis points. The period-to-period improvement in Connectivity service margin was largely due to improved optimization of our satellite bandwidth costs during the three months ended September 30, 2015 coupled with higher service revenue from increased take rates and passenger usage on Southwest Airlines during the three months ended September 30, 2015 versus the three months ended September 30, 2014.

Content operating segment cost of sales was as follows (in thousands):

	Three Months Ended September 30,		% Change
	2015	2014	2015 to 2014
Licensing and services	$53,995	$50,596	7%

Content cost of sales increased $3.4 million, or 7%, to $54.0 million for the three months ended September 30, 2015, as compared to $50.6 million for the three months ended September 30, 2014 principally due $2.8 million from recent acquisitions, coupled with higher licensing costs to support the corresponding growth in licensing and services revenue during the three months ended September 30, 2015 versus the three months ended September 30, 2014.

As a percentage of Content revenue, Content licensing cost of sales was 66% during the three months ended September 30, 2015 as compared to 71% in the three months ended September 30, 2014. The improvement of 500 basis points during the three months ended September 30, 2015 is principally due to a higher mix of content licensed under fixed studio cost arrangements, and improved content margins as a result of recent integration efforts, lower amortization expense from acquired content rights from the AIA acquisition, and content performance across our distribution and maritime services.

Other Operating Expenses

Other operating expenses were as follows (in thousands):

	Three Months Ended September 30,		% Change
	2015	2014	2015 to 2014
Sales and marketing expenses	$4,819	$3,980	21%
Product development	7,766	7,212	8%
General and administrative	22,102	17,172	29%
Amortization of intangible assets	7,286	6,049	20%
Restructuring charges	66	2,606	(97)%

Sales and Marketing Expenses

Sales and marketing expenses increased $0.8 million, or 21%, to $4.8 million for the three months ended September 30, 2015 as compared to $4.0 million for the three months ended September 30, 2014. The increase was largely due to increases of $0.8 million in personnel costs largely as a result of the third quarter 2015 acquisitions and to support various sales and marketing initiatives, and $0.2 million in stock-based compensation. Offsetting these increases was a decrease of $0.2 million relating to travel cost.

Product Development

Product development expenses increased $0.6 million, or 8%, to $7.8 million for the three months ended September 30, 2015 compared to $7.2 million for the three months ended September 30, 2014 due to a $1.2 million increase in personnel costs and professional fees largely related to new development initiatives such as Boeing line-fit, global antenna development and ongoing trial expenses for Air China and Orange/Air France, coupled with a $0.2 million increase in stock-based compensation. Offsetting these were decreases of $0.9 million of travel and other expenditures largely associated with the timing of our Air China trial.

General and Administrative

General and administrative costs increased $4.9 million, or 29%, to $22.1 million during the three months ended September 30, 2015 compared to $17.2 million for the three months ended September 30, 2014 due to a $2.9 million increase in legal and professional fees largely related to legal defense matters from legacy acquisitions and new acquisition-related activities; a $2.1 million increase in personnel expenses, and $0.7 million net increase in facility, depreciation, and insurance expenses to facilitate our growth over the period. Offsetting these increases were decreases of $0.8 million in professional fees and $0.2 million in stock-based compensation.

Amortization of Intangible Assets
Amortization expense increased to $7.3 million during the three months ended September 30, 2015 as compared to $6.0 million for the three months ended September 30, 2014. The increase is due to higher amortization expense associated with the acquisitions of WOI, assets from RMG, masFlight and navAero during the three months ended September 30, 2015.

Restructuring Charge

Restructuring charge was $0.1 million for the three months ended September 30, 2015 compared to $2.6 million for the three months ended September 30, 2014. The decrease is due to the timing of our restructuring plan, which was announced during the three months ended September 30, 2014 and completed during the three months ended September 30, 2015.

Other Income (Expense), net

Other income (expense), net was $(3.3) million during the three months ended September 30, 2015 compared to $(6.1) million for the three months ended September 30, 2014. The decrease is principally due to the change in the fair value of the Company's public warrants of $3.4 million, offset by an increase of $1.0 million of interest expense associated with our convertible senior notes and the amortization of the related discount and issuance cost and an increase of $0.4 million of foreign currency transaction loss on the remeasurement of assets and liabilities denominated in foreign currencies.

Income Tax Expense
Income tax expense was $0.2 million for the three months ended September 30, 2015 as compared to $1.5 million for the three months ended September 30, 2014. The improvement in income tax provision was largely due to tax planning initiatives associated with recent restructuring efforts by the Company in 2015 and a decrease in valuation allowance due to acquired assets and deferred tax liabilities.

Nine Months Ended September 30, 2015 Compared To Nine Months Ended September 30, 2014

Operating Segments

Segment revenue, expenses and contribution profit for the nine months ended September 30, 2015 and 2014 derived from the Company's Content and Connectivity segments were as follows (in thousands):

	Nine Months Ended September 30,
	2015			2014
	Content	Connectivity	Consolidated	Content	Connectivity	Consolidated
Revenue:
Licensing and services	$227,037	$71,602	$298,639	$206,641	$53,735	$260,376
Equipment	—	14,156	14,156	—	26,360	26,360
Total revenue	227,037	85,758	312,795	206,641	80,095	286,736
Operating expenses:
Cost of sales
Licensing and services	152,044	42,730	194,774	149,475	40,933	190,408
Equipment	—	12,191	12,191	—	22,933	22,933
Total cost of sales	152,044	54,921	206,965	149,475	63,866	213,341
Contribution profit	74,993	30,837	105,830	57,166	16,229	73,395
Other operating expenses			112,694			98,339
Loss from operations			$(6,864)			$(24,944)

Revenue

Connectivity operating segment revenue was as follows (in thousands):

	Nine Months Ended September 30, 2015		% Change
	2015	2014	2015 to 2014
Services	$71,602	$53,735	33%
Equipment	14,156	26,360	(46)%
Total revenue Connectivity segment	$85,758	$80,095	7%

Connectivity Service Revenue
Connectivity service revenue increased $17.9 million, or 33%, to $71.6 million for the nine months ended September 30, 2015 as compared to $53.7 million for the nine months ended September 30, 2014. The increase was principally due to higher take rates and the growth in users of our Wi-Fi Internet services on Southwest Airlines, which was driven by a higher number of Southwest Airlines planes offering our Connectivity services in the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014.

Connectivity Equipment Revenue
Connectivity equipment revenue decreased by $12.2 million, or 46%, to $14.2 million for the nine months ended September 30, 2015 as compared to $26.4 million for the nine months ended September 30, 2014. The decrease was primarily due to the timing of equipment installations on newly commissioned planes.

Content operating segment revenue was as follows (in thousands):

	Nine Months Ended September 30, 2015		% Change
	2015	2014	2015 to 2014
Licensing and services	$227,037	$206,641	10%

Content Licensing Revenue
Content licensing revenue increased $20.4 million, or 10%, to $227.0 million for the nine months ended September 30, 2015 as compared to $206.6 million for the nine months ended September 30, 2014 principally due to the timing of the on-boarding of certain significant Content customers, and period-over-period revenue growth from existing Content customers, and revenue from new acquisitions, which were acquired in July 2015 and not comparable to the nine months ended September 30, 2014.
Cost of Sales

Connectivity operating segment cost of sales was as follows (in thousands):

	Nine Months Ended September 30, 2015		% Change
	2015	2014	2015 to 2014
Service	$42,730	$40,933	4%
Equipment	12,191	22,933	(47)%
Total Connectivity cost of sales	$54,921	$63,866	(14)%

Connectivity cost of sales decreased $8.9 million, or 14%, to $54.9 million for the nine months ended September 30, 2015 compared to $63.9 million for the nine months ended September 30, 2014 principally due to a $10.7 million decrease in

Connectivity equipment cost of sales. The decrease in equipment cost of sales was principally due to a decrease in equipment revenue over the same period as a result of the timing of equipment shipments on newly commissioned planes. The decrease was offset by a $1.8 million increase in Connectivity service cost of sales largely due to higher licensing fees to support the growth in Connectivity service revenue over the same period.

As a percentage of Connectivity equipment revenue, Connectivity equipment cost of sales was flat at 86% during the nine months ended September 30, 2015 as compared to 87% for the nine months ended September 30, 2014.

As a percentage of Connectivity service revenue, Connectivity service cost of sales was 60% during the nine months ended September 30, 2015, as compared to 76% for the nine months ended September 30, 2014, an improvement of 1,600 basis points. The period-to-period improvement in Connectivity service margin was largely due to improved optimization of our satellite bandwidth costs during the nine months ended September 30, 2015, coupled with higher service revenue from increased take rates and passenger usage on Southwest Airlines during the nine months ended September 30, 2015 versus the nine months ended September 30, 2014.

Content operating segment cost of sales was as follows (in thousands):

	Nine Months Ended September 30,		% Change
	2015	2014	2015 to 2014
Licensing and services	$152,044	$149,475	2%

Content licensing and services cost of sales increased $2.6 million, or 2%, to $152.0 million for the nine months ended September 30, 2015, as compared to $149.5 million for the nine months ended September 30, 2014, principally due to $2.8 million from recent acquisitions, which did not exist during the nine months ending September 30, 2014.

As a percentage of Content revenue, Content licensing and service cost of sales was 66% during the nine months ended September 30, 2015 as compared to 72% in the nine months ended September 30, 2014, an improvement of 600 basis points. The improvement was largely due to improved utilization of content under fixed and variable cost arrangements, improved content margins as a result of recent integration efforts, and lower amortization expense from acquired content rights from the AIA acquisition.

Other Operating Expenses

Other operating expenses were as follows (in thousands):

	Nine Months Ended September 30, 2015		% Change
	2015	2014	2015 to 2014
Sales and marketing expenses	$13,058	$10,119	29%
Product development	21,447	15,561	38%
General and administrative	58,547	51,440	14%
Amortization of intangible assets	19,274	18,613	4%
Restructuring charges	368	2,606	—%

Sales and Marketing Expenses

Sales and marketing expenses increased $2.9 million, or 29%, to $13.1 million for the nine months ended September 30, 2015 as compared to $10.1 million for the nine months ended September 30, 2014. The increase was largely due to increases of $2.6 million in personnel costs to support various marketing initiatives and as a result of the third quarter 2015 acquisitions, $0.3 million related to marketing and trade shows, $0.4 million related to professional fees, and $0.8 million in stock-based compensation and depreciation expenses. Offsetting these increases was a decrease of $1.3 million relating to travel cost.

Product Development

Product development expenses increased $5.9 million, or 38%, to $21.4 million for the nine months ended September 30, 2015 as compared to $15.6 million for the nine months ended September 30, 2014 due to an increase of $2.2 million in personnel costs and $2.5 million in professional fees largely related to new development initiatives such as Boeing line-fit, global antenna development and ongoing trial expenses for Air China and Orange/Air France, coupled with a $1.2 million increase in stock-based compensation and depreciation expenses.

General and Administrative

General and administrative costs increased $7.1 million, or 14%, to $58.5 million during the nine months ended September 30, 2015 compared to $51.4 million for the nine months ended September 30, 2014 due to a $6.8 million increase in legal and professional fees largely related to legal defense matters from legacy acquisitions, our February 2015 offering, and integration and new acquisition-related activities, a $2.7 million increase in facility, depreciation, and insurance expenses to facilitate our growth over the period, and $0.4 million increase in personnel-related expenses. Offsetting these increases were decreases of $0.7 million in travel and trade show related costs and $1.7 million in stock-based compensation.

Amortization of Intangible Assets
Amortization expense increased to $19.3 million during the nine months ended September 30, 2015 as compared to $18.6 million for the nine months ended September 30, 2014. The increase is due to higher amortization expense associated with the acquisitions of WOI, assets from RMG, masFlight and navAero during the three months ended September 30, 2015.

Restructuring Charges
Restructuring charge was $0.4 million for the nine months ended September 30, 2015 compared to $2.6 million for the nine months ended September 30, 2014. The decrease is due to the timing of our restructuring plan, which was first announced in September 2014, and finalized during the nine months ended September 30, 2015.

Other Income (Expense), net

Other income (expense), net was $10.4 million during the nine months ended September 30, 2015 compared to $1.2 million for the nine months ended September 30, 2014 principally due to the change in the fair value of the Company's public warrants of $13.3 million, offset by a decrease of $1.7 million of interest expense associated with the convertible senior notes.

Income Tax Expense
Income tax expense was $0.9 million for the nine months ended September 30, 2015 compared to $3.6 million for the nine months ended September 30, 2014. The improvement in income tax provision was due to tax planning initiatives associated with recent restructuring efforts by the Company in 2015 and decrease in valuation allowance due to acquired assets and deferred tax liabilities.

Liquidity and Capital Resources
Current Financial Condition
As of September 30, 2015, our principal sources of liquidity were our cash and cash equivalents in the amount of $218.1 million, which primarily are invested in cash and money market funds in banking institutions in the U.S. and in Europe. Excluded from our cash balance at September 30, 2015 is $1.7 million of available for sale marketable security investments held in mutual funds and approximately $9.1 million of restricted cash. At September 30, 2015, our restricted cash balance was comprised of $5.0 million in funds held in escrow relating to contingent consideration for a recent acquisition and $4.1 million to secure letters of credit between our subsidiaries and certain airlines customers. The vast majority of our cash was from the Business Combination in January 2013, our follow-on offering in December 2013 and our convertible senior note offering in February 2015. As of September 30, 2015, we had notes payable balance of $2.4 million and convertible senior note balance of $69.8 million, net of the discount associated with the equity component.

Our cash flows from operating activities are significantly affected by our cash-based investments in operations, including working capital, and corporate infrastructure to support our ability to generate revenue and conduct operations through cost of services, product development, sales and marketing and general and administrative activities. Cash used in investing activities has historically been, and is expected to be, impacted significantly by our investments in business combinations, our platform, Company infrastructure and equipment for our business offerings, the net sales and purchases of our marketable securities and changes in our derivative financial instruments. In the quarter ended September 30, 2015, we invested significant cash to make additional strategic acquisitions across our content and connectivity platforms to further grow our business, as further described below. We expect to make additional strategic acquisitions to further grow our business, which may require significant investments in the near and long term. Over the next twelve months, our net use of our working capital could be substantially higher or lower depending on the number and timing of new customers that we add to our Connectivity and Content businesses.

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

During the year ended December 31, 2014, the Company's Board of Directors (the “Board”) authorized the Company to repurchase GEE's public warrants for an aggregate purchase price, payable in cash and/or shares of common stock, of up to $25.0 million (inclusive of certain prior warrant purchases). In August 2015, the Board increased this amount by an additional $20.0 million. As of September 30, 2015, $20.5 million was available for warrants repurchases under this authorization. The amount the Company spends and the number of warrants repurchased varies based on a variety of factors including the warrant price. On July 31, 2015, the Company issued 1,015,176 shares of common stock in exchange for the surrender of public warrants exercisable for 3,045,530 shares of the Company's common stock.

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

In July and August 2015, the Company completed four acquisitions: Western Outdoor Interactive Pvt. Ltd., certain assets of RMG Networks Holding Corporation, Marks Systems, Inc. (doing business as “masFlight”) and navAero AB for an aggregate purchase price of approximately $55.2 million in cash, net of cash acquired, $5.0 million in additional contingent consideration held in escrow and additional contingent consideration which may total up to $24.0 million based upon the performance of the acquired companies through the end of 2019.

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

Sources and Uses of Cash - Nine Months Ended September 30, 2015 vs. Nine Months Ended September 30, 2014

The following table presents a summary of our cash flow activity for the periods set forth below (in thousands):

	Nine months ended September 30,
	2015	2014
Net cash provided by (used in) operating activities	$12,010	$(12,054)
Net cash used in investing activities	$(76,696)	$(6,148)
Net cash provided by (used in) financing activities	$84,779	$(30,853)

Cash Flows Provided by (Used in) Operating Activities

Nine months ended September 30, 2015

Net cash provided by operating activities of $12.0 million primarily resulted from our net income during the period of $2.7 million, which included non-cash charges of $14.3 million largely comprised of changes in the fair value of our derivative financial instruments, depreciation and amortization, changes in our deferred income taxes, and stock-based compensation. The remainder of our sources of cash provided by operating activities of $6.1 million was from changes in our working capital, including increases in accounts payable and accrued expenses, deferred revenue and other liabilities and decreases in deposits and other assets. Offsetting these cash inflows in operating activities was a cash outflow of $11.1 million from increases in accounts receivable, prepaid expenses, inventory and content library.

Nine months ended September 30, 2014

Net cash used in our operating activities of $12.1 million primarily resulted from our net loss during the period of $29.7 million, which included non-cash charges of $25.3 million largely comprised of changes in the fair value of our derivative financial instruments, depreciation and amortization, changes in our deferred income taxes, and stock-based compensation. The remainder of our uses of cash flow in operating activities of $7.7 million was from changes in our working capital, including accounts receivable, prepaid expenses, and content and inventory investments. Offsetting these uses of cash in operating activities was a net cash inflow of $23.1 million from increases in accounts payable and accrued expenses reflective of timing of cash receipts from customers and payments to vendors. The increase in accounts receivable was reflective of the growth in our corresponding revenue in the period.  Moreover, accounts payable increased mainly due to timing of payments to key customers in the period. The increases in prepaid expenses and inventory and content purchases were from continued investments to support the growth in our Connectivity equipment installations and Content licensing acquisitions.

Cash Flows Used in Investing Activities

Nine months ended September 30, 2015

Net cash used in investing activities of $76.7 million was largely due to cash out flows of $55.2 million relating to recent acquisitions, $5.0 million funding of contingent consideration held in escrow, $1.7 million of net investments in marketable securities and $14.7 million in investments in property and equipment to build out our internal infrastructure during the nine months ended September 30, 2015.

Nine months ended September 30, 2014

Net cash used in investing activities of $6.1 million was due to $6.2 million investments in property and equipment to build out our internal infrastructure and $(0.5) million cash paid to acquire assets of Purple during the nine months ended September 30, 2014, offset by proceeds of approximately $0.6 million received from the sale of certain marketable securities during the nine months ended September 30, 2014.

Cash Flows Provided by (Used in) Financing Activities

Nine months ended September 30, 2015

Net cash provided by financing activities of $84.8 million was primarily due to cash received from the issuance of the convertible senior notes of $81.3 million and net proceeds from the exercise of stock options and warrants of $5.5 million, offset by debt issuance costs of $0.8 million, other financing activities of $0.5 million, and repayments on notes payable of $0.6 million.

Nine months ended September 30, 2014

Net cash used in financing activities of $30.9 million was primarily due to cash consideration of $21.7 million to acquire the remaining 6% interest in AIA, $7.4 million in payments of certain debt obligations and $1.4 million in payments to purchase outstanding GEE public warrants during the nine months ended September 30, 2014.

Debt Instruments

Long-term debt consists of the following at September 30, 2015 and December 31, 2014 (in thousands):

	September 30, 2015	December 31, 2014
Bank Loans	$1,516	$2,071
Bank Debt	$917	$943
Convertible Senior Notes, net of discount associated with equity component	$69,836	$—

The following is a schedule, by year, of future minimum principal payments required under notes payable and bank debt as of September 30, 2015 (in thousands):

Years Ending December 31,	Amount
2015 (remaining three months)	$259
2016	869
2017	831
2018	68
2019	69
Thereafter	83,116
Total	$85,212

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

In accounting for the direct transaction costs (the "issuance costs") related to the Convertible Notes, the Company allocated the total amount of issuance costs incurred to the liability and equity components based on their relative values. Issuance costs, including fees paid to the initial purchasers who acted as intermediaries in the placement of the Convertible Notes, attributable to the liability component are included within "Other current assets" and "Other non-current assets" in our consolidated balance sheets and are being amortized to interest expense over the term of the Convertible Notes, and the issuance costs attributable to the equity component were netted with the equity component and included within "Additional paid-in capital" in our consolidated balance sheets. The Company recorded issuance costs of $1.8 million and $0.3 million to the liability and equity components, respectively. Interest cost related to the amortization expense of the issuance costs associated with the liability component was not material during the nine months ended September 30, 2015.

In August 2015, we paid approximately $1.1 million of interest expense associated with our Convertible Senior Notes. As of September 30, 2015, the outstanding Convertible Notes balance, net of the discount associated with the equity component, was $69.8 million.

Bank Debt

With the acquisition of IFES on October 18, 2013, we assumed approximately $1.3 million of debt in the form of two facility letters for a commercial mortgage loan with a bank for $0.2 million and $1.1 million. The mortgage letters mature in October 2014 and 2032, respectively. The first mortgage commercial letter was repaid in full during the year ended December 31, 2014. The second mortgage commercial letter is secured by the Company's real property in the United Kingdom and bears interest at a rate equal to the bank’s base rate plus 1.25%, which was approximately 1.75% during the three months ended September 30, 2015. The outstanding balance under the remaining mortgage commercial letter was $0.9 million as of September 30, 2015.

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

 Under the Credit Agreement, our business is subject to certain limitations, including limitations on our ability to incur additional debt, make certain investments, enter into certain merger and consolidation transactions, and sell our assets other than in certain limited circumstances. We are also required to maintain compliance with certain non-financial and financial covenants. As of September 30, 2015, we were in compliance with all financial covenants in the Credit Agreement. If we fail to comply with any of the covenants or if any other event of default, as defined in the Credit Agreement, should occur, our lender could elect to prevent us from borrowing additional amounts and declare any outstanding indebtedness to be immediately due and payable.

Debt issuance costs incurred in connection with the Citibank Term Loans totaled $0.3 million and are being amortized over the respective term of the Loans.

At September 30, 2015, there was $1.5 million outstanding under the Citibank Term Loans and $20.0 million available for future borrowings under the Citibank Revolving Loans.

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

Concentrations of Credit Risk

Our cash and cash equivalents are maintained at several financial institutions. Deposits held may exceed the amount of insurance provided on such deposits. Generally, our deposits may be redeemed upon demand and are maintained with a financial institution of reputable credit and, therefore, bear minimal credit risk. We monitor our positions with, and the credit quality of, the financial institutions that are counterparties to our financial instruments. We are exposed to credit loss in the event of nonperformance by the counterparties to the agreements. At September 30, 2015, we did not anticipate nonperformance by any of our counterparties. Historically, we have not experienced any losses related to these balances and believe that there is minimal risk of expected future losses. However, there can be no assurance that there will not be losses on these deposits.

A substantial portion of the Company's revenue is generated through agreements with one airline customer. The Company may not be successful in renewing these agreements, or if they are renewed, they may not be on terms as favorable as current agreements. As of September 30, 2015 and 2014, the following customer accounted for more than 10% of our consolidated revenue balance:

	Nine Months Ended September 30,
	2015	2014
Southwest Airlines	24%	22%

Accounts receivable balances from Southwest Airlines represented approximately 4% and 13% of total accounts receivable at September 30, 2015 and December 31, 2014, respectively.

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

Changes in Internal Control over Financial Reporting

We are in the process of implementing changes, as more fully described in our 2014 Form 10-K, to the Company’s internal control over financial reporting to remediate the material weakness as described in our 2014 Form 10-K. Other than such changes, there have been no changes in our internal control over financial reporting, during the three months ended September 30, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Certain legal proceedings in which we are involved are discussed in Note 7. Commitments and Contingencies, to the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for the three months ended September 30, 2015.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors previously disclosed in response to Part I, Item 1A, of our 2014 Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On October 26, 2015, the Company entered into warrant exchange agreements with holders of warrants to purchase shares of the Company’s common stock, par value $0.0001 per share (“Common Stock”), at an exercise price of $11.50 per share, that were originally issued in the Company’s initial public offering (“Public Warrants”), pursuant to which the Company issued an aggregate of 303,580 shares of Common Stock in exchange for the surrender of Public Warrants to purchase an aggregate of 910,750 shares of Common Stock (the “Warrant Exchanges”). In addition, on November 5, 2015, the Company issued 93,161 shares of Common Stock upon the cashless exercise of 257,058 warrants that the Company assumed in connection with its acquisition of Row 44, Inc. which had an exercise price of $8.62 per share (the “Cashless Warrant Exercises”).  The Warrant Exchanges and Cashless Warrant Exercises were exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 3(a)(9) thereunder based on the fact that the shares of Common Stock were exchanged by the Company with the Company’s existing security holders exclusively and no commission or other remuneration was paid or given directly or indirectly for soliciting the Warrant Exchanges or Cashless Warrant Exercises.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable

ITEM 6. EXHIBITS

See Exhibit Index attached hereto.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 9th day of November 2015.

GLOBAL EAGLE ENTERTAINMENT INC.
By:	/s/ Michael Zemetra
Michael Zemetra
Chief Financial Officer and Treasurer
(Principal Financial Officer, Principal Accounting Officer and Duly Authorized Officer)

EXHIBIT INDEX

Exhibit	Description

10.1*	Amendment No. 2 to Framework Agreement, dated July 24, 2015, between the Company and New Skies B.V.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

101.1
The following financial information from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets as of September 30, 2015
(Unaudited) and December 31, 2014; (ii) Unaudited Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2015 and 2014; (iii) Unaudited Condensed Consolidated Statements of Comprehensive Income
(Loss) for the three and nine months ended September 30, 2015 and 2014; (iv) Unaudited Condensed Consolidated Statement
of Stockholders' Equity for the nine months ended September 30, 2015; (v) Unaudited Consolidated Statements of Cash Flows
for the nine months ended September 30, 2015 and 2014; and (vi) Notes to Unaudited Condensed Consolidated Financial Statements.

* Confidential treatment has been requested or granted for certain portions omitted from this Exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.