Form 10-K
period 2015-12-31
Global Eagle Entertainment Inc.
filed 2016-03-17
CIK 1512077

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the common stock held by non-affiliates of the registrant, computed as of June 30, 2015 (the last business day of the registrant’s most recently completed second fiscal quarter), was approximately $614,229,906.

As of March 14, 2016, there were 78,648,407 shares of the registrant’s common stock issued and outstanding (excluding 3,053,634 shares of common stock held by a wholly-owned subsidiary of the registrant).

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement relating to the registrant’s 2016 Annual Meeting of Shareholders to be filed hereafter are incorporated by reference into Part III of this Annual Report on Form 10-K.

GLOBAL EAGLE ENTERTAINMENT INC.

INDEX TO FORM 10-K

YEAR ENDED DECEMBER 31, 2015

PART I

ITEM 1. BUSINESS
Overview
Global Eagle Entertainment Inc. (the “Company,” “Global Eagle,” “GEE,” “we,” “us,” or “our”) is a worldwide provider of aircraft connectivity systems, operations solutions and media content to the travel industry. Through our comprehensive product and services platform, we provide airlines with a wide range of in-flight solutions, including Wi-Fi, movies, television, music, interactive software, as well as portable in-flight entertainment ("IFE") solutions, content management services, e-commerce solutions and original content development. Serving more than 150 airlines worldwide, our mission is to deliver exceptional quality and value to our customers to help them achieve their passenger experience objectives. Our business is comprised of two operating segments: Connectivity and Content.

•
Our Connectivity segment provides our airline partners and their passengers with Wi-Fi connectivity over Ku-band satellite transmissions, and to a lesser extent operations solutions to airline customers. This segment offers specialized network equipment, media applications and premium content services that enable airline passengers to access in-flight Internet, live television, on-demand content, texting services, shopping and travel-related information, as well as real-time data and operations solutions that enable airlines to improve their internal operations. With our Airconnect solution installed on over 700 aircraft today, we operate one of the largest fleets of aircraft enhanced with satellite-based in-flight connectivity ("IFC") services.

•
Our Content segment selects, manages and distributes wholly-owned and licensed media content, video and music programming, applications, digital advertising solutions and games to more than 150 airlines worldwide, as well as to maritime and other away-from-home non-theatrical markets.

Our Connectivity business generates revenue primarily through the sale of Internet access, live television, advertising, operations solutions and sponsorship and other related services, as well as the equipment to support these IFC services. Our Content business generates revenue primarily through the licensing of acquired and third party media content, video and music programming, and video games, and secondarily from value added services such as selection, purchase, production, customer support and technical editing and curating of media content in connection with the integration and servicing of in-flight entertainment programs and digital advertising.
Operating Segments
Connectivity
We provide our airline partners and their passengers with Wi-Fi connectivity via Ku-band satellite transmissions. Our connectivity system enables aircraft to connect to orbiting satellites including Ku-band satellites and the soon-to-be launched Ku-band High Throughput Satellites ("Ku-HTS"), and to communicate with existing satellite ground earth stations. Our connectivity solution provides airline passengers with Wi-Fi based Internet access, live television, on-demand content, texting services, shopping, and flight and destination information.
Our Connectivity segment commenced operations in 2004. Our Wi-Fi connectivity system was first deployed by a domestic commercial airline in 2009 and our broadband services became fully operational in 2010. Following the completion of our licensed and operational in-flight broadband system in 2010, installation of our connectivity system equipment on Southwest Airlines Co. aircraft commenced and we began to generate revenues. We obtain satellite coverage through Hughes Network Systems, LLC ("Hughes"), a global satellite services company, and New Skies Satellites B.V. ("SES"), an affiliate of SES. S.A., one of the largest global satellite services providers. On October 24, 2014, we entered into a multi-year agreement with SES to provide additional Ku-band satellite coverage beyond our existing satellite commitments today, including future Ku- HTS coverage. With our Airconnect solution installed on over 700 aircraft today, we operate one of the largest fleets of aircraft enhanced with satellite-based IFC services With the completion of two acquisitions in August 2015, including Marks Systems, Inc. (d/b/a masFlight), or masFlight, and NavAero AB, or navAero, we began generating revenue from operations solutions. Operations solutions capture, process and deliver aircraft operational, administrative and crew-related data and analytics to drive operational savings for our airline customers.

As of December 31, 2015, our Connectivity solutions have been contracted with the following customers:

•	2010 - Southwest Airlines Co.;

•	2011 - Norwegian Air Shuttle;

•	2011 - WirelessG (Mango Airlines);

•	2012 - Icelandair;

•	2014 - Air China (trial):

•	2014 - NOK Air;

•	2014 - Air France / Orange (trial);

•	2015 - flydubai and,

•	2015 - Shareco (“Shareco” is a company owned by the HNA Group)
Connectivity Segment Products and Services:
Our connectivity platform, Airconnect™, is currently operational on over 700 aircraft as of March 2016. With 24-hour operations, aircraft equipped with our Airconnect system serve more than thirty-five million passengers annually. As one of the world’s leading providers of content, connectivity and digital media solutions to the travel industry, Airconnect offers a Ku satellite-based IFE and connectivity solution that provides a cost effective, high performance IFC choice for any airline, of any size, anywhere in the world. Our platform provides airlines with a single resource for global connectivity and the latest sought-after content and rich digital media solutions that entertain and engage passengers. At the same time, it provides airlines the opportunity to differentiate and monetize their IFC offering.
Our Airconnect service is offerable worldwide to a growing number of airlines. Through the service, airline passengers can connect to the Internet through their personal Wi-Fi enabled devices. In many areas of the world, Airconnect passengers can access the Internet from the moment they enter the aircraft until they reach their destination, providing them with gate-to-gate connectivity unlike other IFC services. As a white-label provider of connectivity services, we provide our airline customers flexibility in how they want to brand and price the Airconnect service to their passengers. Our fee structure for Wi-Fi Internet service varies by airline, and is customarily in the form of (i) a set fee for each enplaned passenger, (ii) a fee based on usage by passengers or (iii) flat rates per installed aircraft. In order to implement our connectivity services, we also provide our airline customers with the following:

•
Connectivity Equipment - we sell and lease equipment that enables our satellite-based services to operate on aircraft. Our equipment is generally shipped and sold as a single kit, with components of the kits separately priced for future ordering. Significant components of our equipment kits include the radome, antenna, modems, wireless access points and activation packages. Substantially all of our equipment is manufactured and warrantied by third party manufacturers.

•
Regulatory Support - we obtain Supplemental Type Certificates (“STCs”), which are certificates issued when an applicant has received Federal Aviation Administration (“FAA”), European Aviation Safety Agency (“EASA”) or similar international regulatory approval to modify an aircraft from its original type certificate approval. An STC on an aircraft type enables our equipment to be installed on that aircraft type. Our equipment is linefit on the new Boeing 737MAX and we currently have STCs for retrofitting our system on Boeing 737, 757, 777 and Airbus A320 aircraft types.

•
Post-Implementation Support - once our equipment is installed and operational, we provide each aircraft technical and network support, which includes 24/7 operational assistance and monitoring of the connectivity performance and bandwidth of our satellite-based services.

Airconnect Global® Antenna - In partnership with Quantenelektronische Systeme GmbH (“QEST”), Global Eagle has designed a new satellite antenna that will enable global usage of our services, including equatorial regions of the world (the “Global Antenna”). The Global Antenna’s innovative design features a first-of-its-kind 3-axis precision pointing mechanism capable of delivering superior satellite connectivity and continuous coverage, including during flights near or below the equator, at high latitudes, or during banking maneuvers. It is optimized to deliver airlines a breakthrough mix of reliability, high connection speeds and global coverage. The Global Antenna will utilize a revolutionary steerable pointing system to optimize coverage anywhere a commercial aircraft flies.
The Global Antenna will be compatible with our current installation architecture and STCs, and is also intended to meet the requirements for future line-fit installations. The Global Antenna is expected to be commercially available in mid-2016.
In late 2015, GEE entered into a new agreement with Hughes Network Systems, LLC ("Hughes"), the world's leading provider of broadband satellite solutions and services, to utilize Hughes' JUPITER™ System HT Aero Modem to power GEE's next-generation, high-performance broadband aeronautical service. Hughes' HT Aero Modem, including the core router module and JUPITER mobility technology, features the JUPITER System second-generation SoC (System on a chip) that supports over 200 Mbps of throughput, readily accommodating the highest demands for aeronautical broadband. Compared to Hughes' prior-generation mobility terminal, the new HT modem delivers over a 10 times increase in throughput performance to an individual aircraft. Designed for the aviation broadband industry, the HT Aero Modem technology also provides faster spot beam and satellite switchover times. The modem is DO160 compliant and is compatible with GEE's current antenna system, enabling easy and cost-effective upgrade to improve speeds for GEE's current connected fleet.
Airtime IFE
Our Airtime IFE system enables airline passengers to watch a custom suite of IFE and connectivity solutions on their personal devices. Through an in-cabin Wi-Fi solution, the Airtime IFE system is a cost effective, easy-to-install system that can replicate portions of the Airconnect IFE passenger experience without the need of the Airconnect system hardware. The Airtime IFE platform delivers content directly to all personal devices, including passenger laptops, tablets and smartphones utilizing Digital Rights Management (DRM) technology to offer secured viewing of the latest Hollywood content.
The Airtime IFE solution also enables airlines to brand their IFE services through a customizable portal (user interface) that becomes the central platform for delivering entertainment in-flight. Airtime IFE offers a comprehensive line-up of world-class content and airlines determine access and pricing. The hardware required to power Airtime IFE consists of a server management unit (“SMU”) and wireless routers, and can be installed on a plane in 12 hours. Through a dedicated wireless network, content can be refreshed as often as an airline requires. Furthermore, our combined content, distribution and technology platforms enable airlines and millions of passengers worldwide with the industry’s most complete offering of IFE content and can deliver the most popular content according to geographical and passenger demographics. News content and sports programming can be delivered to a passenger via Airtime IFE’s near-live content capability, which can be refreshed daily.
Live Television Programming
In addition to Internet connectivity, we offer live television programming whereby airline passengers can watch a wide range of live television channels through their personal Wi-Fi enabled devices. Including up to 20 live channels, our live television product includes a variety of programming options such as news channels, major broadcast networks, sports and specialty cable network channels. We also offer a large selection of video-on-demand content in connection with our live television channels. Today, our fee structure for our live television package on Southwest Airlines is based on a ‘free-to-the-passenger’ sponsorship model whereby we receive a fixed fee per month from Southwest Airlines. In the absence of a sponsorship fee structure, Southwest Airlines has the option to pay us (i) a set fee for each enplaned passenger to continue the free to the passenger service or (ii) a fee based on the purchase of the service by passengers.
Digital Media
Our digital media services encompasses a wide variety of apps and features that can be delivered to an airline. Through our Airtime and Airtime IFE products, we deliver our digital media solutions through a web-based portal for the connected aircraft. A turn-key solution for airlines, the web portal offers a fully customizable wireless IFE experience, including multiple entertainment and connectivity options delivered directly to passengers’ devices. The web portal is white-labeled, enabling our airline customers to customize the home page with their own logo, language and branding.
Through our digital media services, we offer (i) advertising, (ii) content for brands to sponsor, (iii) interactive moving in-flight maps, destination and travel-related services and (iv) video on demand or “VOD.” VOD enables customers the ability to watch feature films or television content in-flight and over their personal Wi-Fi enabled devices in exchange for a one-time fee. The fees generated from advertising, sponsored content, VOD and other portal services are generally subject to revenue sharing arrangements with our airline customers.

Core products for digital media include the Airtime series of products:

•	Airtime App: The Airtime App is an innovative application that allows passengers to personalize their IFE directly on their mobile devices.

•
Airtime Content-to-Go: For a quick go-to-market solution, airlines have the ability to offer a pre-flight download of digital media content using the Airtime Content-to-Go functionality, which requires no onboard hardware. It enables passengers to download content as early as when they book a flight. The content will remain locked until the passenger boards the plane, at which point they will be able to view the content that they purchased.

•
Airapps: the Air series of apps engage the passenger throughout their pre-flight, as well as during and post-flight travels. Key Air Apps products include Airgames, Airread, Airshop, Airmeal, Airterminals, Aircities, Airhealth and Airnews.

Operations Solutions
In August of 2015, we completed the acquisitions of masFlight and navAero to bolster our products in the rapidly growing data analytics and operational solutions markets for transportation carriers. Our operational solutions products provide significant operational savings for airlines as well as improve overall operating efficiencies. These products are designed to function with both IFC-enabled aircraft and with non-connected aircraft, depending on the airlines’ needs.
GEE’s Operations Solutions’ masFlight platform enables aviation big data analytics for global airlines, airports and original equipment manufacturers (OEMs). The masFlight platform combines the industry’s most comprehensive and reliable flight operations database, updated in near-real time with global aircraft position data, flight information, airport operations, weather information and other airline, commercial and government data feeds. masFlight is delivered to subscribers through a cloud-based data warehouse, analytics applications, and interfaces that feed on-premises business intelligence platforms. masFlight offers a single source for operations data in real-time, and is utilized by customers for day-of decision-making, competitive benchmarking, and historic data for predictive analytics.
We pioneered the adoption of cloud technology to collect, compile, link, validate and host information sets, and have partnered with name-brand industry and technology providers (including Amazon, FAA, Google, OAG and others) to offer a one-stop solution for aviation analysis and information management, including the following:

•	Flight operations

▪
Accurate, integrated flight operations data in near real-time to support day-of disruption management, reducing the number of flight cancellations, delays, diversions, and improving operation reliability.

•	Operations planning

▪
Accurate, integrated, post-operational data to support operations planning, including flight schedule, aircraft maintenance and other resources, resulting in improved overall operational efficiency, cost savings (such as fuel), and an improved passenger experience.

•	Asset Forensics

▪
Real-time equipment hours & cycles, operational severity assessment, not-to-exceed airfield and enroute performance based on actual weathers, asset contingency planning and risk management, lessees operations due diligence and contract compliance, maintenance tracking and reserve assessment, enhance long-range MRO forecast fidelity and strategic planning precision.

•	Passenger experience

▪
Accurate, real-time data to improve passenger experience through fewer cancellations and delays, better notification of flight disruptions, smoother connections, and timely response to consumer requests.

•	Airport operations

▪	Complete data for airport capacity projections, runway and gate usage, passenger traffic flows, taxi time analytics, concessions planning, passenger notification, and overall airport operations.
GEE’s navAero solution is a leading provider of Electronic Flight Bag (EFB) technology to the global aviation industry. navAero EFB systems (including mounts, power systems and aircraft interface devices) are installed on more than 3,500 aircraft worldwide. In the past two decades, airlines shifted from traditional flight bags (which included manuals, flight information and other resources) to providing information on a small EFB computer. Within the last five years, airlines have increasingly adopted tablet-based EFB devices that are mounted in the cockpit or carried by crew members. navAero has been on the forefront of EFB technology development and systems integration since regulatory guidance documents were first published. We lead the industry in Supplemental Type Certificates (STCs) and have completed complex integration initiatives with leading airlines around the world. We believe our EFB technology solutions are the most robust, reliable and adaptable systems available today.
We believe the navAero tBag™ is the leading EFB system in the industry and provides more built-in connectivity and functionality than any other product offering. The tBag CPU provides the built-in ability to host a wide variety of wireless connectivity for secure wireless data transfer to and from the aircraft.
The navAero Universal Aircraft Interface Device (UAID) provides a complete solution for enhancing EFB system functionality by featuring enhanced features and capabilities when compared to those found in traditional aircraft interface devices. It was designed with robust functionality, broad capabilities and an open architecture to meet the demands requirements for a highly integrated EFB system architecture.
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
Our Content segment’s operations are primarily focused on:

•
acquiring IFE licenses for major Hollywood, independent and international film and television productions, and marketing such distribution rights to the airline, maritime and other non-theatrical markets;

•	making content available for IFE systems and all associated services; and

•	providing services ranging from the selection, purchase, production and technical adjustment of content to customer support in connection with the integration and servicing of IFE programs.
Content Segment Products and Services
Licensing and Distribution
The business that comprises our Content segment has been providing movies, television programming, games and audio programming as well as technical services for over 30 years. We source a broad range of theatrical and television programs from over 100 worldwide distributors including Warner Bros., NBC Universal, Twentieth Century Fox, CBS, Paramount, the BBC, Discovery, STX, Starz and The Walt Disney Company, as well as smaller international content providers. Our programmers identify content that is relevant and appropriate for each individual airline based on their individual preferences. We tailor movie selections to create the atmosphere deemed appropriate by our individual airline customers.
Technical Services and Digital Production Solutions
Our Content segment addresses a variety of technical needs of airline customers relating to content irrespective of the particular onboard IFE system being used. We provide comprehensive support for a broad-range of traditional, new and emerging technologies. Our technical services which include encoding, editing and meta-data services are performed in-house in our technical facilities in Singapore, India, the United Kingdom and California. These technical facilities also enable us to provide a full range of tailored digital production solutions including corporate videos, safety videos, animated video content, podcasts and broadcast quality radio shows. We maintain a robust global digital network, allowing us to transfer a wide-range of file formats to our customers worldwide in minutes. We also support analog systems for airlines running on older “legacy”

systems, and can advise on "plug and play" replacement hardware to assist our airline customers in implementing more cost effective IFE hardware solutions. We can adapt content and databases to be compatible with a broad-range of devices and delivery methods, including tablets, streaming video, iOS, Android and others. We have also negotiated licensing agreements with both domestic and international rights holders for the use of materials on portable electronic devices.
Graphical User Interfaces
Our Content services also include the development of graphical user interfaces for a variety of IFE applications, database management related to the overall management of IFE and both the technical integration of content and the operation of the varied content management systems found on commercial aircraft across the globe.
Software and Gaming
With over 150 airline customers for content and a catalog of over 150 game titles as of December 31, 2015, we believe we have the largest market share in international in-flight gaming content. Our creative teams work to produce casual games customized to suit the in-flight environment. We also acquire multi-year licenses from reputable game publishers to adapt third party branded games and concepts for in-flight use from partners such as Disney, EA, Popcap, Rovio, Tetris, Namco Bandai, DK and Berlitz. Our Content services include cultural expertise to adapt the software we deliver to the language and cultural specificities of each airline customer's passenger demographics. In addition, our Content business develops software applications for the next generation of IFE systems, including interactive electronic menus and magazines.
Other Intellectual Property
We recently filed various trademarks or service marks applications related to certain ancillary products we intend to offer under the “Air” brand, including, “AIRSHOP”, “AIRREAD”, “AIRMEAL”, “AIRDRIVE”, “AIRTUNES” AND “AIRVIEW”. We may use these marks or substitute marks for such products.
Customers
We currently deploy our Connectivity services worldwide to the airline industry, with customers and flights located in North America, the Caribbean, Asia, the Middle East, Africa and Europe. We are currently in trials to install our Connectivity solution on aircraft operated by Air China and Air France, and recently expanded our current trail with Air China to include a Boeing 737 aircraft. For fiscal year 2015, our largest Connectivity airline customer was Southwest Airlines, which represented approximately 23% of our total consolidated revenue in 2015. We also deploy our Operations Solutions products to numerous airlines throughout the world.
We provide Content curating and processing services to the airline, maritime, and non-theatrical industries globally. We have over 150 airlines using our content solutions worldwide. Our customers also include major Hollywood and international studios. As of December 31, 2015, we were the exclusive representative to many airlines for our Content services.
Competitive Advantages
 We are developers, acquirers and exclusive distributors of satellite bandwidth entertainment, gaming and other media content and work closely with major and independent studios and other content producers. Accordingly, our significant operating and deal-making experience and relationships with companies in these industries gives us a number of competitive advantages and may present us with a substantial number of additional business targets and relationships to facilitate growth going forward. We believe that we have sustainable competitive advantages due to our market positions, technology and relationships with important content suppliers and airlines.
 Connectivity
Our satellite-based broadband services allow us to connect airline passengers to the Internet and deliver live streaming television, stored content on demand and other related services over land and sea.  Unlike certain competitive technologies, our satellite Wi-Fi platform is capable of being operated gate-to-gate and over the majority of the commonly used air routes across the globe at data throughput levels required to deliver a feature-rich IFE experience.  We also have a relationship with Hughes, a long-term agreement with SES and have network operational footprints worldwide. These competitive advantages provide us the ability to more rapidly on-board and service new and existing airline customers regardless of where they fly.

In addition to regional expansion, we have the ability to rapidly expand our product offerings worldwide. We launched our live television and our texting services in the United States and now offer similar and other related services in additional markets, including Europe and the Middle East.  We also have programs in place offering gate-to-gate connectivity services in markets where this service is permitted. Targeting heavily air-trafficked regions allows us to leverage existing customers and add additional airline customers with little interruption to our base operations.  Adding customers in areas with existing satellite coverage (utilized for launch customers) allows us to spread fixed costs associated with transponders over a larger network base.
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
Our Network Operating Center (NOC) is based in Lombard, Illinois, located nearby Chicago’s O’Hare and Midway airports. The NOC manages our 24/7 satellite and network operations and monitors each plane both as it flies and while it is on the ground. We recently expanded our NOC facilities to manage our growing fleet of connected aircraft and to continue driving new innovations for our IFC system and offerings.
In 2015, we obtained line-fit installation with The Boeing Company (“Boeing”) on the Boeing 737MAX and are working closely with Boeing to obtain line-fit offerability on its 787 aircraft.
Content
We are the leader in providing content and services to airlines around the world and across all continents. Our cultural expertise allows us to provide customized solutions to accommodate cultural and linguistic requirements in all key markets, across all airlines.  We provide our content services to the vast majority of airlines in markets such as the Middle East, Asia and Europe, where demand for content tends to be stronger and airlines are more widely equipped with on-board IFE solutions. North American airlines had traditionally focused less on on-board IFE solutions, but have recently increased their investments and are shifting towards providing a wider variety of IFE content on-board their aircraft. More recently, we broadened our portfolio of content services by becoming a solution provider for advanced, interactive IFE hardware systems. The new IFE hardware systems provide the technological basis for turning the systems previously used only for the purpose of entertaining passengers into interactive passenger platforms that offer a variety of possibilities. In the IFE industry, this strategic development entails changing IFE into a total ‘‘passenger experience.’’ We intend to leverage our market position and technological know-how to participate in and take advantage of this cutting-edge development in IFE.
With the ability to offer the widest variety of content, games and related services, we provide our customers a wider variety of content options and more cost-effective content solutions.
Our Strategy
We believe that our combined Content and Connectivity offering is uniquely positioned to change the existing IFE content model and drive towards a synergized entertainment and commerce platform. Using portals created specifically for the in-flight audience, we provide Internet access, content-on-demand, and live television programming. Providing this rich content direct to passengers’ own devices has created new opportunities for revenue from passengers on our customer airlines and from brand sponsorship. In addition, through recent acquisitions we have added Operations Solutions capabilities, providing airlines with greater insight into their operations to drive cost efficiencies and improve the passenger experience.
Connectivity
 We are seeking to aggressively to expand our connectivity solutions to customers worldwide, particularly outside of North America. We are strategically targeting markets with high populations and traffic density, having begun with North America and Europe, and more recently in the Middle East and Asia.  Particularly in China, Southeast Asia, the Middle East, India and South America, we are seeking to gain early-entrant advantage with our satellite-based connectivity solutions.
Leverage Technology
 We believe we have the most technologically advanced connectivity solution in the market today, and plan to continue to leverage this as we target expansion in new and emerging markets. The lack of a comparable connectivity solution in the market today creates a large opportunity for us, particularly with carriers who fly across international borders. With a proven connectivity solution in the US and Europe, we can continue to leverage our existing technology to expand our connectivity solutions globally, and capture market share in emerging markets such as Western Europe, Latin America, China, India and the Middle East.
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
In October 2015, we entered into a new agreement with Hughes to utilize Hughes' JUPITER™ System HT Aero Modem to power GEE's next-generation, high-performance broadband aeronautical service. Hughes' HT Aero Modem, including the core router module and JUPITER mobility technology, features the JUPITER System second-generation SoC (System on a chip) that supports over 200 Mbps of throughput, readily accommodating the highest demands for aeronautical broadband. Compared to Hughes' prior-generation mobility terminal, the new HT modem delivers over a 10 times increase in throughput performance to an individual aircraft. Designed for the aviation broadband industry, the HT Aero Modem technology also provides faster spot beam and satellite switchover times. The modem is DO160 compliant and is compatible with our current antenna system, enabling easy and cost-effective upgrade to improve speeds for GEE's current connected fleet.
In February 2015, we announced an agreement to jointly develop a new in-flight connectivity antenna with QEST Quantenelektronische Systeme GmbH, a leading developer of high performance antenna systems. The new global antenna will provide airlines with a high-speed in-flight connectivity solution that operates reliably at all latitudes, including in equatorial regions, where Ku and/or Ku HTS coverage is available.
On October 24, 2014, we entered into an agreement with SES for the purchase of Ku-band and Ku-band High Throughput Satellite capacity on SES’s fleet of current satellites and three new satellites SES expects to begin launching in early 2017.
Content
Supply-Chain Efficiency
We have attained critical mass in the IFE content market that will open up the possibilities of managing larger airline budgets, as well as providing a fully outsourced solution to our customers. We believe that this will lead to longer-term contracts and a wider variety of services. We have demonstrated this with multiple new contracts awarded for more than five years and covering creative user interfaces and innovation as well as traditional content. The scale we now have in our post-production facilities and range in content rights management allows for a more efficient cost structure and to begin servicing newer, smaller and more remote airlines customers.
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
Competition
Our Connectivity operating segment operates in a highly competitive environment. In addition to competition from other in-flight connectivity providers such as GoGo, Inmarsat, OnAir and ViaSat, we also compete with other IFE service providers such as Panasonic Avionics and Thales. Other connectivity service providers use different technology, including air-to-ground mobile services, L-band satellite connectivity and Ka-band satellite connectivity, to provide connectivity to airlines as opposed to Panasonic Avionics, and to some extent Gogo, which uses the Ku-band for connectivity services. We believe Ku-band satellite services, and the introduction of Ku-HTS in the coming years, offer a competitive combination of worldwide availability, available high-speed bandwidth and cost versus competing technologies. In addition, our connectivity solutions are focused on delivering the best passenger experience, and provide a significant value difference when compared to existing solutions offered by our competition.
Our Content operating segment operates in a highly fragmented market. As of December 31, 2015, our combined Content operations service the majority of the content market for the worldwide airline industry. In addition to the overall fragmented market for our content and related services, we compete with other IFES leading providers including Spafax. We believe our state-of-the-art studio services offer unparalleled solutions to our airline and studio partners versus our competitors. In addition, we believe that our worldwide relationships with major airline carriers and Hollywood studios provide us a significant competitive advantage over our competition.
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
Employees
As of December 31, 2015, we had approximately 1,000 employees, with approximately one-third employed in the United States. None of our employees are represented by a labor union or is subject to a collective bargaining agreement. We believe that relations with our employees are good.
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
Our principal executive offices are located at 4553 Glencoe Avenue, Marina del Rey, California, 90292.
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

ITEM 1A. RISK FACTORS
Investing in our common stock involves substantial risks. In addition to the other information included in this Annual Report, the following risk factors should be considered in evaluating our business and future prospects. The risk factors described below are not necessarily exhaustive. You should also read the other information included in this Annual Report, including our financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operation”.
Risks Related to Our Connectivity Segment
We rely on one key customer for a substantial percentage of our Connectivity segment’s revenue.

Our Connectivity segment is substantially dependent on its customer relationship with Southwest Airlines, which accounted for 85%, 83% and 72% of our Connectivity segment’s revenue for the years ended December 31, 2015, 2014 and 2013, respectively, and 23% of our consolidated revenue for the year ended December 31, 2015. Our existing agreement with Southwest Airlines governs our supply of products and services to Southwest Airlines, including our broadband equipment, Wi-Fi service in connection with the use of our broadband system, live television related services and certain additional contemplated services. In addition, a significant source of our revenue and operating income is generated from our television service with Southwest Airlines. See the risk factor below entitled “We may be unsuccessful in generating revenue from live television, portal and content-on-demand services.” If we fail to maintain certain minimum service level requirements related to our television service with Southwest Airlines, Southwest Airlines may terminate our agreement to provide them with such service. Similarly, if we fail to meet other obligations related to our technology, equipment or services, Southwest Airlines may have the right to terminate our agreement to provide them with such equipment or services. Our business would be materially adversely affected if Southwest Airlines terminates the television service or our agreement to provide them with equipment and services.

Our ability to maintain our Connectivity segment’s revenue is largely dependent upon maintaining our existing relationships and agreements with two key customers.

For the years ended December 31, 2015, 2014 and 2013, the vast majority of our Connectivity equipment and service revenue was generated by two airlines, Southwest Airlines and Norwegian Air Shuttle. There is no guarantee that these airlines will continue to maintain the same levels of historical fleet installation growth and services with us. If we are unable to maintain our existing relationships and agreements with Southwest Airlines and Norwegian Air Shuttle, our business could be materially adversely affected.

We face increased demand for greater bandwidth, speed and performance from customers in an increasingly competitive environment featuring new technologies and market entrants, which may require us to significantly invest in improving our Connectivity solution.

Competition among providers of connectivity solutions, including satellite providers who can leverage their own gateways and satellite constellations to provide connectivity solutions directly to customers, may impact prices received for services. Moreover, if demand for greater bandwidth, Internet streaming, speed and performance of our network increases, it may force us to expend substantial financial and other resources in investing in future satellite transponder capacity and network infrastructure, and to improve our overall satellite-based and related technologies to ensure that we meet such demands from our current and future customers. The costs of obtaining current and future satellite capacity may also be impacted by limitations in global satellite capacity. Conversely, this also represents an opportunity for us to leverage our existing platform, including our Content services offerings, to further develop and deploy more cost-effective connectivity solutions to meet increased demand for bandwidth and streaming services for our customers. Should increased demand for greater bandwidth, speed and performance from customers continue to increase beyond our current capabilities, coupled with an increasingly competitive environment featuring new technologies and direct satellite providers, we may required to significantly invest in improving our Connectivity solution in the future.
Our Connectivity industry has a limited operating history, which may make it difficult to evaluate our current business and predict our future performance.

We completed the first installation of our in-flight connectivity system in 2009 and began generating service revenue in 2010. As of today, we have over 700 planes installed with our Connectivity services. In the United States and rest of the world, we estimate that approximately half and less than 15%, respectively, of our addressable airline market is utilizing some form of satellite based Wi-Fi connectivity services on their planes. While there is a large opportunity in the near and long term to grow our installed-base of planes, our future growth is largely dependent upon airlines, particularly those located outside of the United States, adopting our connectivity services such as ours with limited operating history of doing so. This limited operating history of our Connectivity industry may make it difficult to accurately evaluate our potential growth and future performance, and the growth of our Connectivity segment since inception is not necessarily indicative of potential future growth. Any assessments of our Connectivity segment and predictions that we make about future success or viability may not be accurate. We have encountered and will continue to encounter risks and difficulties frequently experienced by companies growing in rapidly changing industries, and the size and nature of our market opportunity will change as we scale our business and increase deployments of our in-flight connectivity system.
Our product development costs may increase materially in connection with our efforts to grow our Connectivity segment’s business and remain competitive in the future.

Historically, we have incurred significant product development expenses to support the growth of our Connectivity services and offerings. We also expect our Connectivity segment’s costs to fluctuate materially in future periods as we continue to invest resources in further product development efforts, such as our line-fit initiative with Boeing, new antenna development with QEST, expanding our satellite-based services and capabilities, new Airtime IFE product offering and investments in future Ku-HTS technologies and new capital investments in Connectivity equipment, for new and existing customers and services, which could negatively affect our future operating results. We expect to continue to expend substantial financial and other resources as we continue to grow our Connectivity segment, and increase our investments in satellite-based technologies and our product offering. The amount and timing of these costs are subject to numerous variables, including the availability and timing of certain next-generation technologies, such as Ku-HTS and other satellite technologies, timing of our connectivity system becoming line-fit on various Boeing aircraft types and with other major aircraft manufacturers, as well as the need and related costs to develop and implement changes to our software and hardware, the need and related costs to expand our service offerings to be competitive and, with respect to satellite technologies, the need and related costs of obtaining current and future satellite capacity.
We face limitations on our ability to grow our domestic Connectivity segment operations, which could harm our operating results and financial condition.

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

We may be unsuccessful in maintaining or growing our revenue from live television, portal and content-on-demand services.

We continue to develop and deploy a number of service offerings to deliver to our commercial airline customers.

Live Television

We currently offer up to 20 channels of live television service in the United States, and several channels internationally, and we recently expanded our live television service to our airline customers in Europe and the Middle East, although there can be no assurance that we will be successful in doing so or in generating meaningful revenue from that source of content abroad. In the U.S., our customer Southwest Airlines offers free live television on its aircraft, advertised as “TV Flies Free.” The failure of Southwest Airlines to continue to offer TV Flies Free could have a material adverse impact on our Connectivity segment’s revenue, financial condition and results of operations. Additionally, if we are unable to replicate the live television model with other airlines, or the take rate for a passenger fee-based live television model does not meet expected targets, our Connectivity segment’s ability to generate revenue growth in the future could be materially adversely affected.
Portal Services

Throughout 2015, we deployed several advertising based portal services, a moving map with flight information and restore Wi-Fi Internet-based texting service onboard Southwest Airlines aircraft. We also intend to further develop and deploy additional Wi-Fi Internet portal services, which we believe will provide our Connectivity segment a substantial revenue opportunity in the near term. We cannot make any assurance that we will be successful in developing and deploying portal services in the future, maintaining current Wi-Fi portal services or that our ability to generate revenue from these services will match our expectations. If our portal services are not successful, our growth and financial prospects could be materially adversely impacted.

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
We plan to make increased investments in equipment for our customers in the future

During the year ended December 31, 2015, we invested $2.7 million in equipment leases. In 2016, we plan to increase our investments in customer equipment to continue to grow our connectivity segment. Equipment investments typically involve upfront financial incentives on the pricing of our connectivity equipment, including certain installation costs, in exchange for a higher portion of future customers’ connectivity service revenue. Should our share of such future service revenue not be sufficient to cover or exceed our upfront equipment investments, we may incur significant costs that may not be immediately recoverable or recoverable at all.
We may be unsuccessful in expanding our Connectivity segment internationally, which could harm the growth of our business, operating results and financial conditions.

Our ability to expand our Connectivity segment internationally involves various risks, including the need to invest significant resources in unfamiliar markets and the possibility that there may not be returns on these investments in the near future, comparable to our recent financial results or at all. Throughout 2014 and 2015, we began international connectivity trials with Air China and Air France, and more recently began deploying our Airconnect system in the Middle East, with flydubai and in India, with Jet Airways. There is no assurance that these will result in a long-term profitable relationship with these customers. Additionally, and in connection with our agreement to equip flydubai’s aircraft with our Airconnect system, we are making investments in our Airconnect installations and equipment with improved economics for us on future connectivity services over the term of the agreement. As a result, we will incur significant upfront investments in 2016 that may not be immediately recoverable or recoverable at all if our future services do not perform to our forecasted expectations. Our Connectivity segment’s ability to expand will also be limited by the demand for in-flight broadband Internet access in key international markets. Different privacy, censorship, aerospace and liability standards and regulations, governmental instability and political change and different intellectual property laws and enforcement practices in foreign countries may cause our business and operating results to suffer. Additionally, any failure to compete successfully in international markets could negatively impact our reputation and domestic operations.

Any future international operations, including our planned expansion into China and continued expansion into other emerging markets, may be unsuccessful due to risks inherent in foreign operations, including:

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

•
ongoing instability or changes in a country’s or region’s economic or political conditions, including inflation, recession, interest rate fluctuations and actual or anticipated military or political conflicts;

•	longer collection cycles and financial instability among customers; and

•	potential adverse tax consequences.
As a result of these obstacles, we may find it difficult or prohibitively expensive to grow our Connectivity segment internationally or may be unsuccessful in our attempt to do so, which could harm our future operating results and financial condition.

We are currently engaged in trials of our Connectivity solution on two aircraft operated by Air China and two aircraft operated by Air France in connection with each airline’s choice of a connectivity provider. Failure to win Air China or Air France as a client could have an adverse impact on our plans to expand our services into China and throughout Europe.

We are currently under trial to install our Connectivity solution on aircrafts operated by Air China and Air France. The Air China trial commenced aboard a 777-200 aircraft in the second half of 2014, and will enable Air China’s passengers to access the Internet and stored content on approved handheld devices, in accordance with applicable Chinese regulations. Further, in early 2016 we received an additional trial order from Air China for one of its 737NG aircraft. In addition, we also commenced a connectivity trial in partnership with telecommunications provider Orange on board two Air France aircraft in early 2016. An expansion of our business into China will require us to comply with a number of foreign laws, rules and regulations with which we have limited prior experience. Our management team’s lack of experience with these new requirements could increase the likelihood that we will inadvertently violate such a requirement, which could divert more of our resources and negatively impact our business. We cannot assure you that the trials with either Air China or Air France will be successful, which could mean that the costs incurred and resources expended in connection with these trials may not yield the expansion of our business that we have anticipated. Even if the trials with Air China and Air France are successful, we may not realize the benefits of the trial if we are unable to expand our business in China and Europe beyond the test aircraft. We cannot assure you that this expansion will generate additional revenues or increase our profitability. Even if this expansion generates the benefits that we have anticipated, there may be other unforeseeable and unintended factors or consequences that occur as a result of the expansion, which could adversely impact our profitability and our business.

We rely on single service providers for certain critical components of, and services relating to, our satellite connectivity network.

We currently source key components of our hardware and key aspects of our connectivity services from sole providers of equipment and network services, respectively, including the satellite antenna sourced from TECOM Industries, Inc., or TECOM, and substantially all of our Connectivity segment’s satellite modems from Hughes Network Systems, LLC, or HNS. In addition, we announced in 2015 a new hardware satellite product development project with QEST, and a new satellite agreement with SES. While we have contracts in effect with these key component and service providers, if we experience a disruption in the delivery of products and services from any of these providers, it may be difficult for us to continue providing our own products and services to our customers. We have experienced component delivery issues in the past, and there can be no assurance that we will avoid similar issues in the future. Additionally, any loss of favored nation relationships that we have with our hardware providers today could eliminate our competitive advantage in the use of satellites for in-flight connectivity in the future, which could have a material adverse effect on our business and operations.

We may be unsuccessful or delayed in developing and deploying new global antenna technologies.

In the first quarter of 2015, we entered into a long-term development project with QEST to develop new global antenna technologies, which is expected to be available in the second half of 2016. In connection therewith, we have made and continue to make significant product development investments to our existing connectivity technology solutions to address these new technologies. Since our new global antenna technologies are currently in the development stage and have yet to be deployed for commercial use, there can be no assurance that such technologies will perform as expected or be commercially available on our current timeline, if at all, due to, among other things, the failure of the technologies to perform as expected, problems arising in the development process, and delays in obtaining or failures to obtain the required regulatory approvals to deploy and operate such technologies. If the technologies fail to perform as expected or their commercial availability is significantly delayed, our business, business prospects and results of operations may be materially adversely affected.

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

Our new Operations Solutions business may present new challenges to our business and subject us to additional risks.

The acquisitions of masFlight and navAero form the foundation of our new Operations Solutions business line. While masFlight and navAero have historically been leaders in operational data analytics and cockpit data solutions, we may encounter additional challenges we have not previously faced that are particular to the provision of business intelligence, data analytics and real-time operational management, including:

•
Continued availability and reliability of data sources utilized in our platform, including radar, aircraft, flight and schedule information provided by government agencies, commercial publishers, global distribution systems, and individual airlines;

•
Continued availability and reliability of third-party cloud services and data hosting companies, including Amazon Web Services and Google Cloud Services. Substantially all of masFlight’s customer-facing solutions are operated from the Amazon Web Services environment. An extended disruption in the availability of Amazon Web Services resources may impact our ability to deliver contracted services to our customers;

•
New competition related to data aggregation, cloud data warehousing, benchmarking, analytics, business intelligence, flight operations management, schedule planning, cockpit EFB software and aircraft interface devices;

•	Reliance on commercial partners and third parties for the transmission of aircraft-generated data to ground-based information systems and computer networks;

•
Changes to government regulations related to the segregation and security of sensitive air-traffic management data, real-time and historical aircraft position information including VIP movements, avionics data and other aircraft information generated during flight, and other safety-sensitive data sources.

We may incur unanticipated expenses, fail to realize anticipated benefits, and expend a significant amount of management’s time and resources in incorporating and managing this new business line.

Our entry into new business lines may not be successful.

We recently commenced new business lines related to business aviation and advertising. While we plan to leverage our offerings and expertise in the commercial airline industry and utilize partners in the business aviation industry to provide solutions for business jet passengers and pilots, there is no guarantee that we will be able to successfully penetrate the business aviation market or that such endeavor will be profitable. Similarly, no assurance can be made that we will be successful in our efforts to grow our advertising business. If our entry into one or both of these new business lines is not successful, we may not be able to recover the resources we expend on these endeavors and it could have an adverse effect on how our other products and services are perceived.

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

A comprehensive tax audit by the Canadian tax authorities of our Canadian subsidiary DTI Software for the tax years 2008, 2009, 2010 and 2011 is ongoing. More specifically, the Canadian tax authorities are currently investigating DTI’s tax status in Dubai, United Arab Emirates, and whether income derived in Dubai should have been constituted taxable earnings subject to Canadian income tax for the tax years ended December 31, 2008, 2009, 2010 and 2011. We estimate the maximum Canadian income tax exposure for the taxable years 2008 through 2011 is approximately $3.6 million, including potential interest and penalties. We are currently investigating these claims and are not able to estimate the aggregate potential tax liability that could result for subsequent tax years after 2011. If the Canadian tax authorities attempt to assess similar penalties for tax years subsequent to 2011, we may be subject to significant historical tax obligations, including penalties and accrued interest. In addition, DTI claims certain tax credits in the course of the development of games and applications in Canada including tax credits that support multimedia, e-commerce and research and development in Canada. It is possible that Canadian tax authorities might come to a different conclusion concerning the respective amounts that DTI is able to claim. This could lead to an adjustment of the booked tax credits that could be material to our financial condition.

Our Content segment currently make claims for investment tax credits that are available in Canada to support multimedia, e-commerce and research and development in Canada, and any reduction in or elimination of government support for such tax credits would negatively impact our business and results of operations.

DTI Software makes claims for currently available tax credits in Canada in the course of its development of games and applications in Canada, including tax credits that support multimedia, e-commerce and research and development in Canada. If governmental authorities in Canada, and, in particular, in the province of Quebec, were to reduce or eliminate the amount of tax credits that are available in respect of these activities by DTI, then our tax liabilities would likely increase, and our overall profitability would be negatively impacted.

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

Many of our Content segment’s products have long sales cycles, which may cause us to expend resources without an acceptable financial return and which makes it difficult to plan our expenses and forecast our revenue. This could have a material adverse effect on our business.

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

Within our Content segment, currency risks arise from the fact that both sales to customers and purchasing are largely transacted in U.S. dollars, while most of our Content segment’s operating companies’ fixed costs are incurred in local currencies such as euros, British pounds, Indian rupees and Canadian dollars. Historically, we have engaged from time to time in hedging transactions to counteract direct currency risks. However, we do not have a formal hedging strategy, and cannot guarantee that all currency risks have been or will be hedged in full. Severe currency fluctuations could also cause the hedging transactions to fail if agreed thresholds (triggers) are not met or exceeded. We therefore cannot preclude negative foreign currency effects in the future−some of which may be substantial−due to unforeseen exchange rate fluctuations and/or inaccurate assessments of market developments.

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

Due to our scale and market position, we have historically been able to offer competitive pricing compared to our competitors. However, pricing pressures from both our customers and studios continue to be high. We cannot assure you that we can maintain our historical pricing efficiencies, and we may need to provide price concessions in order to acquire new customers or retain current customers. This may have a negative adverse effect on our revenue, profit, financial trends and results of operations.

We source our content from studios, distributors and other content providers, and any reduction in the volume or quality of content produced by such content providers could hurt our Content segment by providing it with less quality content to choose from and resulting in potentially less attractive offerings for passengers.

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

As discussed in Note 9. Commitments and Contingencies of the consolidated financial statements included in this Annual Report, we have been and currently are subject to civil litigation by parties claiming that certain of our audio and music programming offerings infringe the copyright and other intellectual property rights of such parties. On May 6, 2014, UMG Recordings, Inc., Capital Records, Universal Music Corp and entities affiliated with the foregoing (collectively, “UMG”) filed suit in the United States District Court for the Central District of California against the Company and Inflight Productions Ltd. (“IFP”) for copyright infringement and related claims and unspecified money damages. IFP is a direct subsidiary of Global Entertainment AG, or GE AG, and an indirect subsidiary of the Company. As of December 31, 2015, the potential range of loss related to this matter cannot be determined. The case continues in the U.S. District Court and the parties have engaged in various settlement discussions. On July 1, 2014, American Airlines, Inc. (“American”) filed suit in Texas State Court, Tarrant County, against IFP, and filed an amended complaint on October 29, 2014, seeking a declaration that IFP is obligated to defend and indemnify American against claims that UMG may assert against American for copyright infringement insofar as such claims arise out of American’s use of content provided by IFP during a limited period of time, and for breach of contract. The American lawsuit seeks unspecified money damages and liquidated damages, as well as attorney’s fees. The Company and American are in discussions regarding a settlement. The outcome of this matter is inherently uncertain and could have a material adverse effect on the Company’s business, financial condition and results of operations. We may in the future be subject to additional similar civil litigation involving copyright infringement, which could result in injunctive relief or our having to pay damages or claims for indemnification. We have incurred costs to defend and settle such lawsuits, and may incur additional costs in the future, and such costs may be material. We may also be subject to injunctive relief and our having to pay damages.

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

Our Connectivity segment is subject to regulations promulgated by various regulatory agencies and legislative bodies in foreign jurisdictions where we do, or in the future may do, business. These foreign bodies may require us to obtain certifications for equipment that we install on commercial aircraft, and certain of our operating activities may require that we obtain foreign regulatory certifications as a parts manufacturer. Obtaining these certifications could be an expensive and time-consuming process requiring significant focus and resources. Adverse decisions or regulations of these foreign government agencies could delay the roll-out of our services and have other adverse consequences for us. For example, our agreement to equip flydubai with our Airconnect system, as well as the installation of our Connectivity solution on aircraft operated by Air China and Air France, are subject to regulatory approval processes currently underway, which processes could delay or ultimately prohibit these agreements from being performed under their current terms or at all.
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

Risks Related to Our Business and Industry
Our management has concluded that our disclosure controls are ineffective due to a material weaknesses in our internal control over the timeliness of financial reporting. If we are unable to establish and maintain effective disclosure controls and internal control over timely financial reporting, our ability to produce accurate financial statements on a timely basis could be impaired, and the market price of our securities may be negatively affected.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected and corrected on a timely basis. In connection with our 2015 audit, our management conducted an assessment of our disclosure controls and procedures and our internal control over financial reporting. Due to the existence of a material weakness in our internal controls surrounding the timeliness of our 2015 financial statement close process, management concluded that our disclosure controls and procedures and internal control over financial reporting were ineffective. See Item 9A. Controls and Procedures.

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

Instability and changes in economic and political conditions across the globe, including inflation, recession, interest rate fluctuations and actual or anticipated military or political conflicts are among the global risks that may impact our business and our plans for expansion. Our operations and performance are sensitive to fluctuations in general economic conditions, both in the U.S. and globally.
For example, the United States and the European Union recently expanded their sanctions against Russia which, among other things, increased the restrictions on sales of certain products, including aviation products and planes, to Russia and to specified restricted parties in or affiliated with Russia. Such sanctions have negatively affect the business that our two customers in Russia conduct with us and, in such case, may have a material adverse effect on our revenues, the realizability of our accounts receivables with such parties, and the results of our operations. In addition, geopolitical instability in the Middle East as well as the continued volatility of the currency markets in the emerging economies could negatively impact the broader economy, which could affect our revenues and results of operations.
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

Although we conducted due diligence in connection with the acquisitions WOI, RMG, masFlight and navAero, we cannot assure you that this diligence revealed all material issues that may be present in WOI, RMG, masFlight and navAero’s respective businesses, that it would be possible to uncover all material issues through a customary amount of due diligence, or that factors outside of our control will not later arise. Similarly, subsequent to the consummation of any future acquisition, regardless of any due diligence we may conduct, certain issues or risks may be revealed. As a result, we may be forced to later write down or write off assets, restructure operations, or incur impairment or other charges that could result in losses. Even if the due diligence that we conducted in connection with acquisitions that we have already consummated or that we consummate in the future successfully identifies certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with our preliminary risk analysis. Even though these charges may be non-cash items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our securities. Any such write-downs, write-offs, restructuring or charges could have a significant negative effect on our financial condition, results of operations and stock price.
Additional businesses or technologies we acquire could prove difficult to integrate, disrupt our ongoing business, dilute stockholder value or have an adverse effect on our results of operations.

In addition to the acquisitions that we consummated in 2013, we may engage in further acquisitions of businesses or technologies to augment our growth. Acquisitions involve challenges and risks in negotiation, execution, valuation and integration. Moreover, we may not be able to find suitable acquisition opportunities on terms that are acceptable to us. Even if successfully negotiated, closed and integrated, certain acquisitions may not advance our business strategy, may fall short of expected return-on-investment targets or may fail. In addition to the risks described above, any past or future acquisition could involve numerous additional risks, including:

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

In certain of our previously completed acquisitions, we have agreed to make future payments, either in the form of employee bonuses or contingent purchase price payments, or earnouts, based on the performance of the acquired businesses or the employees who joined us with the acquired businesses. We may use earnouts for acquisitions in the future. The performance goals pursuant to which these future payments may be made generally relate to achievement by the acquired business or the employees who joined us with the acquired business of certain specified benchmarks during a specified period following completion of the applicable acquisition. Future acquisitions may involve issuances of stock as full or partial payment of the purchase price for the acquired business, grants of incentive stock or options to employees of the acquired businesses (which may be dilutive to existing stockholders), expenditure of substantial cash resources or the incurrence of material amounts of debt. The specific performance goal levels and amounts and timing of employee bonuses or contingent purchase price payments vary with each acquisition. While we expect to derive value from an acquisition in excess of such contingent payment obligations, our strategy may change and we may be required to make certain contingent payments without deriving the anticipated value.

The failure to implement, as well as the completion and impact of, our restructuring efforts could adversely affect our business.

In September 2014, we announced our formal restructuring plan to streamline/improve operating procedures and generate synergies within our business. These corporate realignment activities involve changes to many aspects of our business, including complex legal- and tax-related matters. We incurred approximately $0.4 million and $4.2 million in restructuring charges in connection with these efforts in 2015 and 2014, respectively. We may incur costs and expend considerable resources in connection with this and/or any additional restructuring plans and these activities could distract our management and negatively impact our results of operations. We cannot assure you that we will be able to successfully implement this restructuring, which could mean that the costs incurred and resources expended in connection with our restructuring efforts may not yield the results that we anticipate. Even if we do successfully implement our restructuring, we may not realize the benefits that we anticipate from these efforts. We cannot assure you that the restructuring will result in cost savings or will materially increase our profitability. Even if the restructuring generates the benefits that we have anticipated, there may be other unforeseeable and unintended factors or consequences that occur as a result of the reorganization, which could have a material adverse impact on our financial condition and results of operation.

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

We have a significant amount of indebtedness. Our total outstanding consolidated indebtedness as of December 31, 2015 was $72.2 million, net of fees. Furthermore, as of December 31, 2015, we had $20.0 million of availability for additional borrowings under the Credit Agreement. The indenture governing our convertible notes does not limit our ability to incur indebtedness, and we could in the future incur additional indebtedness beyond such amount. Our substantial debt combined with our other financial obligations and contractual commitments could have significant adverse consequences, including:

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

As of March 1, 2016, PAR Investment Partners, L.P., or PAR, beneficially owned approximately 38% of our outstanding shares of common stock. As a result, PAR may have the ability to influence the election of our directors and the outcome of corporate actions of the Company requiring stockholder approval, including amendments to our second amended and restated certificate of incorporation and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control and might adversely affect the market price of our common stock. The interests of PAR may conflict with our interests or those of other stockholders.
Future sales of our common stock may cause the market price of our securities to drop significantly, even if our business is doing well.

The market price of shares of our common stock could decline as a result of sales of a large number of shares of our common stock in the market in the future, and the perception that these sales could occur may also depress the market price of shares of our common stock. We have registered for resale shares of our common stock held by stockholders owning a significant portion of our total outstanding shares, including the shares held by PAR which constitute approximately 38% of our outstanding common stock. We also have outstanding approximately 2,780,744 stock options that are currently exercisable by the holders thereof. Our significant stockholders, including PAR, have the ability to sell large amounts of our stock in the open market or in privately negotiated transactions, which could have the effect of increasing the volatility in our stock price or putting significant downward pressure on the price of our stock or make it more difficult for us to raise additional capital through the sale of equity securities.

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

Outstanding warrants purchasing an aggregate of 6,173,228 shares of our common stock are exercisable for a like number of shares of our common stock. The exercise price of these warrants is $11.50 per share. To the extent that such warrants are exercised, additional shares of our common stock will be issued, which will result in dilution to the holders of common stock of the Company and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market could adversely affect the market price of our common stock.

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

As of December 31, 2015, we had approximately 6.2 million warrants outstanding that were issued in registered form under a warrant agreement between American Transfer & Stock Company, LLC, as warrant agent. The warrant agreement provides that the terms of the warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision, but requires the approval by the holders of at least 65% of the then outstanding warrants sold as part of the units in our initial public offering to make any change that adversely affects the interests of the registered holders. Accordingly, we may amend the terms of the warrants in a manner adverse to a holder if holders of at least 65% of the then outstanding warrants sold as part of the units in our initial public offering approve of such amendment. Although our ability to amend the terms of the warrants with the consent of at least 65% of the then outstanding warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the warrants, shorten the exercise period or decrease the number of shares of our common stock purchasable upon exercise of a warrant.

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

In February 2015, we issued $82.5 million aggregate principal amount of convertible notes and during the year ended December 31, 2015, we issued 1.4 million shares of common stock in exchange for 4.2 million outstanding warrants, as well as additional shares of common stock pursuant to awards made under our equity incentive plan. As a result of the issuance of common stock, there was dilution to our then existing shareholders. To the extent that any of the convertible notes are converted into shares of common stock or we need to raise additional capital in the future and we issue additional shares of common stock or securities convertible or exchangeable for our common stock, our then existing stockholders may experience dilution and the new securities may have rights senior to those of our common stock offered. In addition, to the extent we settle the conversion of the convertible notes with shares of our common stock, such conversion would be dilutive to our current stockholders. The conversion of a significant amount of our convertible notes, if settled in shares, could cause a decline in the market price of our common stock, which could adversely affect your ability to sell your shares in the market or our ability to raise capital in the future or both.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS
Not Applicable.

ITEM 2. PROPERTIES
Our principal properties at December 31, 2015 include:

Location	Property / Approximate Size	Use and Term	Function
Westlake Village, CA, USA	Building (6,880 square feet)	Leased office; termination date: 3/31/16	Corporate/Connectivity Services
Marina Del Rey, CA, USA	Building Suite #200 (14,667 square feet)	Leased office; termination date: 5/17/17	Corporate/Content Services
Marina Del Rey, CA, USA	Building Suite #300 (5,064 square feet)	Leased office; termination date: 5/17/17	Corporate/Content Services
Vaughan, Ontario, Canada	Building (10,200 square feet)	Leased office; termination date: 12/31/17	Content Services
Lombard, Ill, USA	Building (24,304 square feet)	Leased office; termination date: 2/28/25	Connectivity R&D
Camarillo, CA USA	Hanger	Leased plane hanger; termination date: 6/30/16	Connectivity R&D and Operations
New York, NY, USA	Building (300 square feet)	Leased office; biannual renewal	Ad Sales/Marketing
Los Angeles, CA, USA	Building (10,000 square feet)	Leased office; termination date: 6/31/16	Content Services
North Point, Hong Kong	Building (5,213 square feet)	Leased office; termination date: 6/18/18	Content Services
Reston, VA, USA	Building (2,906 square feet)	Leased office; termination date: 12/31/20	Operations Data Solutions
Amsterdam, Netherlands	Building (850 square feet)	Leased office; termination date: 12/31/18	Content Services
Singapore, Southeast Asia	Building (7,100 square feet)	Leased office; termination date: 7/8/17	Content Services
Dubai Media City, Dubai, United Arab Emirates	Building (1,550 square feet)	Leased office; termination date: 5/31/16	Content Services
Dubai Media City, Dubai, United Arab Emirates	Building (1,543 square feet)	Leased office; termination date: 10/31/16	Content Services
Mumbai, India	Building (2,588 square feet)	Leased office; termination date: 3/31/18	Content Services
Mumbai, India	Building (13,278 square feet)	Leased office; 99 year lease, 90 years remaining	Content Services
Miami, FL, USA	Building (5,651 square feet)	Leased office; termination date: 2/29/16	Operations Data Solutions
London, United Kingdom	Building (14,500 square feet)	Leased office; termination date: 3/31/16	Content Services
Irvine, CA, USA	Building (22,000 square feet)	Leased office; termination date 6/30/20	Content Technical Lab
Sundsvall, Sweden	Building (2,100 square feet)	Leased office; termination date: 9/30/19	Operations Data Solutions
Manchester, United Kingdom	Building (13,533 square feet)	Owned Building mortgage to be paid off in 2032	Content Services
Madrid, Spain	Building (2,435 square feet)	Leased office; termination date: 3/31/16	Content Services
Lake Forest, CA, USA	Building (5,311 square feet)	Leased office; termination date: 3/19/17	Content Services

Beijing, China	Building 10 square meter	Leased office; biannual renewal	Connectivity
Beijing, China	Building 592 square feet	Leased office; annual renewal	Connectivity Sales
Auckland, New Zealand	Building 873 square feet	Lease Office: end 10/31/18	Content Services
Montreal, Canada	Building 22,244 square feet	Lease Office: end 6/30/25	Content Services

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

Year Ended December 31, 2015	High	Low
Fourth Quarter	$13.74	$9.70
Third Quarter	$13.36	$10.77
Second Quarter	$14.23	$12.26
First Quarter	$15.74	$12.95

Year Ended December 31, 2014	High	Low
Fourth Quarter	$14.23	$9.61
Third Quarter	$13.88	$9.30
Second Quarter	$16.48	$9.37
First Quarter	$18.48	$14.23
Holders of Record
As of March 14, 2016, there were 78,648,407 shares of our common stock outstanding, which were held by approximately 91 stockholders of record, as reported by our transfer agent. The number of holders of record does not include a substantially greater number of "street name" holders or beneficial holders of our common stock whose shares are held of record by banks, brokers and other financial institutions.

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

ITEM 6. SELECTED FINANCIAL DATA
Since Row 44 was the accounting acquirer in the Business Combination, the presented financial information for the years ended December 31, 2011 and 2012 reflects the financial information and activities only of Row 44. The presented financial information for the year ended December 31, 2013 includes the financial information and activities of Row 44 for the period January 1, 2013 to December 31, 2013 (365 days) as well as the financial information and activities of the Company and AIA for the period January 31, 2013 to December 31, 2013 (335 days), Post Modern Edit, LLC and related entities (PMG) for the period July 10, 2013 to December 31, 2013 (174 days) and Travel Entertainment Group Equity Limited and subsidiaries ("IFES") for the period October 18, 2013 to December 31, 2013 (74 days).
The consolidated statements of operations data for the years ended December 31, 2012, 2013, 2014 and 2015, and the consolidated balance sheet data as of December 31, 2013, 2014 and 2015, are derived from our audited consolidated financial statements included in Item 15. Exhibits and Financial Statement Schedules and previous filings on Form 10-K. The consolidated statements of operations for the year ended December 31, 2011 as well as the consolidated balance sheet data as of December 31, 2011 and 2012 are derived from audited consolidated financial statements of Row 44 not included in this Annual Report on Form 10-K. In conjunction with the Business Combination on January 31, 2013, outstanding shares of Row 44, par value $0.0001 common stock were converted into Global Eagle par value $0.0001 common stock. As Row 44 was deemed the accounting acquirer in the Business Combination, the historical financial information for the years ended December 31, 2012 and 2011 reflects the financial information and activities only of Row 44 as the predecessor entity. The historical equity of Row 44 has been retroactively adjusted to reflect the equity structure of Global Eagle Acquisition Corp. ("GEAC"), using the respective exchange ratios established in the Business Combination, which reflects the number of shares GEAC issued to equity holders of Row 44 at the Business Combination date. The retroactive revision of Row 44’s equity as of January 1, 2010 includes Row 44’s redeemable preferred stock, certain vested warrants and stock options had they been converted as of January 1, 2010, which is consistent with the terms of the transaction. Accordingly, all common and preferred shares and per share amounts for all periods presented in our consolidated financial statements and notes thereto relating to the periods covered in this Item 6 have been adjusted retrospectively, where applicable, to reflect the respective exchange ratios established in the Business Combination. For details on the Row 44 share conversion to Global Eagle common stock, refer to the Company’s definitive proxy statement on Schedule 14A filed with the SEC on January 17, 2013.
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

	Year ended December 31,
	2015	2014	2013	2012	2011
Revenue:
Revenue	426,030	387,735	$259,722	69,210	33,637
Operating expenses:
Cost of Sales	279,156	281,873	197,938	76,897	35,947
Sales and marketing expenses	17,705	13,287	10,330	3,935	3,129
Product development	28,610	23,010	9,068	2,646	3,392
General and administrative	81,965	77,773	70,629	14,534	9,552
Amortization of intangible assets	26,994	24,552	17,281	34	25
Restructuring charges	411	4,223	—	—	—
Total operating expenses	434,841	424,718	305,246	98,046	52,045
Loss from operations	(8,811)	(36,983)	(45,524)	(28,836)	(18,408)
Other income (expense):
Interest (expense) income, net	(2,492)	88	(2,417)	(10,368)	(233)
Change in fair value of derivatives	11,938	(6,955)	(63,961)	(3,576)	—
Other expense, net	(1,140)	(2,770)	(1,000)	(23)	(60)
Loss before income taxes	(505)	(46,620)	(112,902)	(42,803)	(18,701)
Income tax provision	1,621	10,574	1,839	—	—
Net loss	(2,126)	(57,194)	(114,741)	(42,803)	(18,701)
Net income attributable to noncontrolling interest	—	194	290	—	—
Net loss attributable to Global Eagle Entertainment Inc. common stockholders	(2,126)	(57,388)	(115,031)	(42,803)	(18,701)

Net loss per share - basic (1)	$(0.03)	$(0.78)	$(2.17)	$(2.24)	$(1.35)
Net loss per common share - diluted (1)	$(0.18)	$(0.78)	$(2.17)	$(2.24)	$(1.35)

Weighted average common shares - basic (1)	77,558	73,300	53,061	19,148	13,883
Weighted average common shares - diluted (1)	78,394	73,300	53,061	19,148	13,883

	Year ended December 31,
Consolidated Balance Sheet Data:	2015	2014	2013	2012	2011
Cash and cash equivalents and marketable securities	$223,552	$197,648	$258,796	$2,088	$8,810
Working capital	$205,623	$155,598	$176,121	$(3,799)	$(11,654)
Total assets	$639,539	$533,595	$578,883	$29,437	$23,931
Long term liabilities	$119,863	$46,654	$39,577	$3,111	$2,703
Total stockholders' equity (deficit)	$353,761	$312,629	$356,184	$1,417	$(9,147)

(1)
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
The following discussion and analysis of our business and results of operations for the twelve months ended December 31, 2015, and our financial conditions at that date, should be read in conjunction with the financial statements and the notes thereto included elsewhere in Item 15 of this Annual Report on Form 10-K. As used herein, "Global Eagle

Entertainment," "GEE," "the Company," "our," "we," or "us" and similar terms include Global Eagle Entertainment Inc. and its subsidiaries, unless the context indicates otherwise.

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
For the years ended December 31, 2015, 2014, and 2013, we reported revenue of $426.0 million, $387.7 million and $259.7 million, respectively. For the years ended December 31, 2015, 2014, and 2013, our Content operating segment accounted for 72%, 72% and 70% of our total revenue, respectively, and our Connectivity operating segment accounted for 28%, 28% and 30%, respectively. For the years ended December 31, 2015, 2014, and 2013, one airline customer, Southwest Airlines, accounted for 23%, 24% and 22% of our consolidated revenues, respectively.
2015 Transactions

In February 2015, we issued $82.5 million in principal amount of convertible senior notes due in 2035 (the “Convertible Notes”) in a private placement. In conjunction with the issuance of the Convertible Notes, we incurred issuance costs of $2.1 million, including fees paid to the initial purchasers who acted as intermediaries in the placement of the Convertible Notes.

In July and October 2015, we issued an aggregate 1.3 million shares of common stock in exchange for the surrender of public warrants exercisable for approximately 3.9 million shares of our common stock.

In July 2015, we acquired Western Outdoor Interactive Private Limited (“WOI”) and certain assets and assumed certain liabilities of RMG Networks Holding Corporation ("RMG") for an aggregate $40.5 million in cash and $3.1 million of contingent consideration. WOI produces and licenses games and applications for global in-flight entertainment, and provides technical services to third parties for global in-flight entertainment user interfaces. The RMG assets acquired were integrated into our existing advertising and sponsorship services, which provide digital media advertising and related services through airline clubs, in-flight entertainment systems, in-flight Wi-Fi portals and in private terminals. The acquisitions are intended to enhance our Content operating segment.

In August 2015, we purchased Marks Systems, Inc. (or “masFlight”) and NavAero Holding AB (“navAero”) for approximately $15.1 million in cash and $9.7 million of contingent consideration. $5.0 million of contingent consideration was paid in the fourth quarter of 2015 as the result of masFlight meeting certain milestones. masFlight pioneered the adoption of cloud-based technologies to collect, compile, link, validate and host a variety of information and offer a single solution enabling airlines to analyze predictive data to run their operations more effectively and efficiently. navAero is engaged in developing and commercializing technologies to enable and deploy electronic flight bag solutions for the commercial aviation market, which allows airlines to improve their in-flight operations. The acquisition is intended to enhance our Connectivity operating segment.

In November 2015, we issued approximately 0.1 million shares of common stock upon the cashless exercise of approximately 0.3 million warrants that we assumed in connection with a prior acquisition, at an exercise price of $8.74 per share.

Basis of Presentation
This analysis is presented on a consolidated basis. In addition, a brief description is provided of significant transactions and events that have an impact on the comparability of the results being analyzed. Due to our specific situation, the presented financial information for the year ended December 31, 2013 is only partially comparable to the financial information for the years ended December 31, 2015 and 2014. Through our Business Combination consummated on January 31, 2013, Row 44 was deemed the accounting acquirer in the presented financial information for the years ended December 31, 2012 and prior reflects the financial information and activities of Row 44 only. The presented financial information for the year ended December 31, 2013 includes the financial information and activities of Row 44 for the period January 1, 2013 to December 31, 2013 (365 days) as well as the financial information and activities of GEE and other acquisitions made in fiscal 2014, which include AIA for the period January 31, 2013 to December 31, 2013 (335 days), PMG for the period July 10, 2013 to December 31, 2013 (174 days) and IFES for the period October 18, 2013 to December 31, 2013 (74 days). This lack of comparability needs to be taken into account when reading the discussion and analysis of our results of operations and cash flows. Furthermore, the presented financial information for the year ended December 31, 2013 also contains other one-time costs that are directly associated with the Business Combination such as professional fees to support the Company's new and complex legal, tax, statutory and reporting requirements following the Business Combination.

Opportunities, Challenges and Risks
For the years ended December 31, 2015 and 2014, we derived the majority of our revenue through the licensing and related services from our Content operating segment, and secondarily from Wi-Fi Internet service and the sale of equipment to airlines from our Connectivity operating segment. For the years ended December 31, 2015 and 2014, the vast majority of our equipment and Wi-Fi Internet service revenue were generated by two airlines, Southwest Airlines and Norwegian Air Shuttle.

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

As technology continues to evolve, we believe that there are opportunities to expand our services by adding more content in a greater variety of formats. Currently, our Content and Connectivity operating segments are separate platforms; however, we believe there is an opportunity to diversify our revenue long term by cross leveraging these services, including offering a greater variety of premium paid content across our Connectivity platform. For example, we acquired AIA, PMG and IFES in 2013 to accelerate our paid premium content opportunity. During 2014, we developed a system, WISETM that enables airlines to provide in-cabin Wi-Fi delivery of content to airline passengers' hand-held personal devices. Our first implementation of WISETM launched on a commercial airline during the second quarter of 2014. Conversely, the evolution of technology presents an inherent risk to our Content and Connectivity operating segments.  Today, we see large opportunities to expand our connectivity services in parts of the world where we will need to make substantial investments to improve our current service offerings. As a result and during 2015, we entered into a long-term development project with QEST to develop new global antenna technologies, and we expect to continue making significant product development investments to our existing connectivity technology solutions over the next twelve to eighteen months to address these opportunities. Our Connectivity platform utilizes leading satellite Ku-band systems and equipment today; however, with the introduction and evolution of more competitive technologies such as GSM and Ka-band satellite solutions, our current technology may become obsolete, too expensive and/or outdated.  On October 24, 2014, we entered into an agreement with SES for satellite capacity for the period that began in the first half of 2015 and continuing for ten years after the launch of a Ku-HTS satellite. The agreement with SES will provide us with global satellite coverage and the ability to participate in future technology improvements in Ku-band satellite solutions. In February 2015, we modified the terms of our current agreements with SES and Hughes to formalize a satellite capacity ordering structure whereby the Company will order SES-sourced satellite capacity through Hughes and Hughes will provide satellite performance and satellite coverage evaluation services to the Company. However, there is no guarantee that our existing or future satellite providers or solutions will be adequate to enable us to compete effectively with our competitors, and as a result we may lose customers to our competitors who offer more technologically evolved and/or less costly connectivity systems in the future.  Lastly, the future growth in our Content operating segment relies heavily on our airline customers continuing to utilize onboard in-flight entertainment (IFE) systems for their passengers to watch media content.  With the emergence and increased use of hand-held personal devices by airline passengers, our airline customers may decide to decrease the media content onboard IFE systems, and/or discontinue the use of IFE systems indefinitely.  This would adversely impact the future growth of our Content operating segment.
The use of our connectivity equipment on our customer’s planes is subject to regulatory approvals, such as a Supplemental Type Certificate, or “STC” that are imposed by agencies such as the Federal Aviation Agency (“FAA”) and the European Aviation Safety Agency (“EASA”). The costs to obtain an STC can be significant and vary by plane type and customer location. We have STCs to operate our equipment on several plane types, including Boeing’s 737, 757 and 777 families, and for the Airbus A320 family. While we believe we will be successful in obtaining STC approvals in the future as needed, there is a risk that neither the FAA nor EASA will approve an STC on a timely basis, if at all, and as a result, it could negatively impact our growth, relationships, and ability to deploy our future connectivity services with our customers. To partially address the risk and costs of obtaining STCs in the future, we recently signed an agreement with Boeing to commence the process for offering our connectivity equipment on a line-fit basis for Boeing’s 737 MAX and 787 models, and our Connectivity equipment became available as an option on new Boeing 737 airplanes. We also expect to undertake similar line-fit initiatives with other plane manufacturers such as Airbus in the near term. As a result, we expect to continue incurring significant product development expenses in the foreseeable future as we invest in these long-term line-fit opportunities, which we believe will improve our long-term ability to onboard our connectivity equipment on new plane types in a more scalable and cost-effective manner.

We are significantly dependent on certain key suppliers. Through December 31, 2015, our Connectivity operating segment purchased its satellite bandwidth from a single supplier, Hughes, which also provides us with certain equipment and servers required to deliver the satellite stream, rack space at the supplier's data centers to house the equipment and servers and network operations service support. We also purchase radomes, satellite antenna systems and rings from single suppliers. Any interruption in supply from these significant vendors could have a material impact on our ability to provide connectivity services to airline customers.

The growth of our Content segment is based upon a number of factors, including the growth of IFE systems, our customers' demand for content and games, the general availability of content to license from our studio partners, pricing from our competitors and our ability to manage the underlying economics of content licensing by studio. Due to the acquisitions of AIA, PMG and IFES throughout 2013, our Content segment revenue growth in 2014 as compared to 2013 was significant and not necessarily comparable between the two periods. As a result, we do not expect our Content segment to grow at the same historical levels in 2016 and 2015 as compared to 2014. While we do believe that the amount of IFE systems and customer demand for content and games will continue to grow in the foreseeable future, we do expect the overall growth in our Content segment to be more consistent with the overall IFE market growth in the near term.

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

Our consolidated cost of sales, the largest component of our operating expenses, can vary from period to period, particularly as a percentage of revenue, based upon the mix of the underlying equipment and service revenues we generate. In addition, our consolidated cost of sales will vary period to period as we acquire new customers and to accommodate the growth of our connectivity segment. Over the past twelve months, the growth from our Connectivity segment improved our overall operating margins. As a result, our cost of sales as a percentage of our revenue improved throughout the trailing twelve months ended December 31, 2015 as compared to the same comparable period ended December 31, 2014. In the second half of 2015, we increased our investment in satellite capacity over North America and the Middle East to facilitate the growth of our existing and new connectivity customer base, which included a $6.7 million capital purchase of satellite transponders. Depending on the timing of our satellite expenditures, our consolidated cost of sales as a percentage of our revenue may fluctuate from period to period.

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

During the third quarter of 2015, we completed acquisitions of Western Outdoor Interactive ("WOI"), certain assets from RMG Networks Holding Corporation (NASDAQ:RMGN) ("RMG"), masFlight, Inc. and navAero, Inc. for an aggregate cash purchase price of $60.2 million, including $5.0 million of cash paid as contingent consideration. WOI and assets from RMG were acquired to strengthen and increase the scope of our service offerings, including expanding our digital media and content services, and providing us with increased integrated solutions to meet the digital media and content service demands of the airline and maritime markets. masFlight, the industry's leading operational data analytics platform, and navAero, the industry's leading developer of cutting-edge EFB (Electronic Flight Bag) and cockpit data solutions together form the foundation of our new operations solutions services, leveraging next-generation aircraft connectivity to create a revolutionary new platform that helps airlines improve operations, realize cost efficiencies, and enhance the overall passenger experience. During the last half of 2015, the aggregate financial results from these acquisitions were not significant in comparison to our existing operations. Beyond 2015, however, we believe the long-term growth opportunities are significant for our digital media and operations solutions services, and as a result we expect to make significant operating investments throughout 2016 to facilitate these long-term growth opportunities.

In 2014, we commenced integration and formal restructuring activities of our 2013 acquisitions of AIA, PMG and IFES to support future growth. In September 2014, we announced and commenced our formal restructuring plan (the “Plan”), and we began realizing significant cost savings from the Plan throughout 2015. In addition, in the first half of 2015 and 2016, we initiated further integration activities that we believe will help us to further accelerate our operating margin in 2016 and beyond.

For the years ended December 31, 2015 and 2014, a substantial amount of our Connectivity revenue was derived from airlines located in the United States. While our Connectivity revenue is primarily generated through airlines based in the United States today, we believe that there is a substantial opportunity in the longer term for us to significantly expand our Connectivity operating segment's service offerings to airlines based in countries outside of the United States. In 2014, we announced partnerships in Europe with Orange and with China Telecom Communications Co., LTD and IP Star International PTE Limited, an affiliate of Thaicom, to jointly work to expand our Connectivity services within the broader Asia and European markets. In June 2015, we announced a new Connectivity agreement with Dubai Aviation Corporation ("flydubai"), an airline located in the Middle East. In December 2015, we announced a new Connectivity agreement with Shareco, a joint venture between China’s Hainan Airlines and Beijing Capital Airlines.

We plan to further expand our Connectivity operations internationally to address these opportunities. As we expand our business further internationally in places such as the Middle East, Asia Pacific and Latin America, we will continue to incur significant incremental upfront expenses associated with these growth opportunities.

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
Equipment. Equipment costs of sales are substantially comprised of the costs paid to procure our equipment for services. Equipment costs are principally comprised of the costs we pay to third parties to facilitate our equipment orders, and are originally classified as inventory on our balance sheet upon receipt of goods. Upon sale, equipment costs of sales are recorded when title and risk of loss pass to the customer, which is aligned with our equipment revenue recognition. As we continue to grow our installed base of Connectivity customers throughout 2016 and beyond, coupled with our recent decision to provide a new customer with upfront financial incentives on our equipment, we expect our equipment sales and the corresponding equipment costs of sales not to be comparable to historical results.
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

Sales and Marketing
Sales and marketing expenses consist primarily of sales and marketing personnel costs, sales support, public relations, advertising, marketing and general promotional expenditures. Fluctuations in our sales and marketing expenses are generally the result of our efforts to support the growth in our businesses, including expenses required to support the expansion of our direct sales force. We currently anticipate that our sales and marketing expenses will continue to increase throughout 2016, but remain consistent as a percent of revenue when compared to 2015, as we continue to grow our sales and marketing organizations and invest in marketing activities to support the growth of our businesses.
Product Development
Product development expenses consist primarily of expenses incurred in our software engineering, product development and web portal design activities and related personnel costs. Fluctuations in our product development expenses are generally the result of hiring personnel to support and develop our platform, including the costs to further develop our Connectivity segment platform, timing and scope of our STC efforts, new connectivity product offerings, expenses associated with line-fit offerability and network operations. We currently anticipate that our product development expenses will increase in the near term, and more significantly in 2016, as we continue to hire more product development personnel and further develop our products and offerings to support the growth of our business. However, in 2016, we expect our product development expense as a percentage of revenue to be comparable to 2015.
General and Administrative
General and administrative expenses consist primarily of personnel costs from our executive, legal, finance, human resources and information technology organizations and facilities related expenditures, as well as third party professional fees, insurance and bad debt expenses. Professional fees are largely comprised of outside legal, accounting audit, information technology consulting and legal settlements. We anticipate general and administrative expenses in 2016 to remain consistent in 2015.
Amortization of Intangibles
The Company determines the appropriate useful life of intangible assets by performing an analysis of expected cash flows based on its historical experience of intangible assets of similar quality and value. We expect amortization expense to fluctuate in the near term as we increase identifiable intangible assets acquired in the acquisitions made in the second half of 2015. Amortization as a percentage of revenue will depend upon a variety of factors, such as the amounts and mix of our identifiable intangible assets acquired in business combinations.
Stock-based Compensation
Included in our operating expenses are expenses associated with stock-based compensation, which are allocated and included in costs of sales, sales and marketing, product development and general and administrative expenses as necessary. Stock-based compensation expense is largely comprised of costs associated with stock options and restricted stock units granted to employees and certain non-employees including directors and consultants. We record the fair value of these equity-based awards and expense at their cost ratably over related vesting periods. In addition, stock-based compensation expense includes the cost of warrants to purchase common stock issued to certain non-employees.
As of December 31, 2015, we had approximately $14.1 million of unrecognized employee related stock-based compensation, net of estimated forfeitures, which we expect to recognize over a weighted average period of approximately 2.67 years. Stock-based compensation expense is expected to increase throughout 2016 as compared to 2015 as a result of our existing unrecognized stock-based compensation and as we issue additional stock-based awards to continue to attract and retain employees and non-employee directors.
Restructuring
During the third quarter ended September 30, 2014, the Company implemented a plan to improve operational efficiencies, which included the closure of its German-based operations and facilities, centralization of its international financial operations, and realignment of its international and U.S. tax structure (the “Plan”). During 2014, in conjunction with the Plan, the Company committed to a reduction in force. As of September 23, 2014, the Company communicated the reduction to affected employees. The Company substantially completed the implementation of its Plan by the third quarter of 2015.

The Company estimated that $4.7 million to $5.2 million of restructuring charges would be incurred in connection with the Plan, including:

(1)
The Company estimated that it would incur total expenses relating to employee termination benefits, which primarily include severance and transitional-related expenses, of approximately $2.7 million, all of which represents cash expenditures which were incurred and expensed through December 31, 2015.

(2)
In connection with the closure of its German operations pursuant to the Plan, the Company disposed of approximately 11000 square feet of leased facilities in Duisburg and Munich, Germany, representing approximately 6% of its global facilities square footage. The Company incurred an aggregate of approximately $0.4 million of facilities disposal charges pursuant to the Plan through December 31, 2015.

(3)
From the third quarter of 2014 through the fourth quarter of 2015, the Company anticipated to incur periodic restructuring expenditures in an aggregate amount of $1.5 million to $2.0 million, comprised of legal and professional fees associated with the execution of the Plan. Through December 31, 2015, the Company incurred and expensed approximately $1.5 million in legal and professional fees in connection with the Plan.

Other Income (Expense)
Other income (expense) principally consists of changes in the fair value of our derivative financial instruments, interest on outstanding debt associated with our foreign notes payable and interest earned on cash balances and short-term investments, income or loss from our equity-method investments and certain unrealized transaction gains and losses on foreign currency denominated assets and liabilities. We typically invest our available cash balances in money market funds and short-term United States Treasury obligations. We expect our transaction gains and losses will vary depending upon movements in underlying currency exchange rates, and could become significant in 2016 with the expected improvement in the U.S. dollar against foreign currencies such as the Euro and Canadian dollar.
Provision for Income Taxes
Since our inception, we have been subject to income taxes principally in the United States, and more recently with the acquisition of AIA in January 2013, PMG in July 2013, and IFES in October 2013, WOI in 2015 and NavAero in 2015 in other countries where we have a legal presence, including Germany, the United Kingdom, the Netherlands, Canada, China, India, Hong Kong, Sweden and the United Arab Emirates. We anticipate that as we continue to expand our operations outside the United States, we will become subject to taxation based on the foreign statutory rates and our effective tax rate could fluctuate accordingly.
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
We currently believe that based on the available information, it is more likely than not that some of our deferred tax assets will not be realized, and accordingly we have recorded a valuation allowance against certain of our federal, state and foreign deferred tax assets. As of December 31, 2015 and 2014 we had approximately $91.9 million and $128.4 million of federal and $40.5 million and $64.8 million, respectively, of state operating loss carry-forwards available to offset future taxable income which expire in varying amounts beginning in 2026 for federal and 2017 for state purposes if unused. Federal and state laws impose substantial restrictions on the utilization of net operating loss and tax credit carry-forwards in the event of an “ownership change,” as defined in Section 382 of the Internal Revenue Code of 1986, as amended, or the Internal Revenue Code. Currently, we expect the utilization of our net operating loss and tax credit carry-forwards in the near term to be affected by certain limitations placed on these carry-forwards as a result of our previous ownership changes with PAR, our largest stockholder.
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
Goodwill is tested for impairment at the reporting unit level, which is one level below or the same as an operating segment. In accordance with amended FASB guidance for goodwill impairment testing, we performed a qualitative assessment for our reporting units which management estimates each have fair values that significantly exceed their respective carrying values. For each reporting unit, we weighed the relative impact of factors that are specific to the reporting unit as well as industry and macroeconomic factors. The reporting unit specific factors that we considered included financial performance and changes to the reporting units' carrying amounts. For each reporting unit, we considered assumptions about sales, operating margins, and growth rates which are based on our forecasts, business plans, economic projections, anticipated future cash flows and marketplace data. We also assessed the impact of macroeconomic factors on the discount rates and growth rates used for the most recent impairment tests, and determine if they would significantly affect the fair value of our reporting units. As of December 31, 2015, the Company concluded that for each of its reporting units, it is more likely than not that the fair value of each reporting unit exceeds its carrying amount and that it was therefore unnecessary to perform any additional impairment tests as of such date.
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
Because the accounting acquirer’s common stock was not publicly traded prior to February 1, 2013, we estimated the expected volatility of our awards from the historical volatility of selected public companies within the technology and media industries with comparable characteristics to us, including similarity in size, lines of business, market capitalization, revenue and financial leverage. From our inception through December 31, 2015, the weighted average expected life of options was calculated using the simplified method as prescribed under guidance by the SEC. This decision was based on the lack of relevant historical data due to our limited experience and the lack of an active market for our common stock. The risk free interest rate is based on the implied yield currently available on U.S. Treasury issues with terms approximately equal to the expected life of the option. The expected dividend rate is zero based on the fact that we currently have no history or expectation of paying cash dividends on our common stock. The forfeiture rate is established based on the historical average period of time that options were outstanding and adjusted for expected changes in future exercise patterns.

Results of Operations
The following tables set forth our results of operations for the periods presented. The period-to-period comparison of financial results is not necessarily indicative of future results (in thousands):

	Year Ended December 31,
	2015	2014	2013
Revenue	$426,030	$387,735	$259,722
Operating expenses:
Cost of sales	279,156	281,873	197,938
Sales and marketing expenses	17,705	13,287	10,330
Product development	28,610	23,010	9,068
General and administrative	81,965	77,773	70,629
Amortization of intangible assets	26,994	24,552	17,281
Restructuring charges	411	4,223	—
Total operating expenses	434,841	424,718	305,246
Loss from operations	(8,811)	(36,983)	(45,524)
Other income (expense):
Interest income (expense), net	(2,492)	88	(2,417)
Change in fair value of derivatives	11,938	(6,955)	(63,961)
Other expense, net	(1,140)	(2,770)	(1,000)
Loss before income taxes	(505)	(46,620)	(112,902)
Income tax provision	1,621	10,574	1,839
Net loss	(2,126)	(57,194)	(114,741)
Net income attributable to non-controlling interest	—	194	290
Net loss attributable to Global Eagle Entertainment Inc. common stockholders	$(2,126)	$(57,388)	$(115,031)

Net loss per share - basic	$(0.03)	$(0.78)	$(2.17)
Net loss per common share - diluted	$(0.18)	$(0.78)	$(2.17)

Weighted average common shares - basic	77,558	73,300	53,061
Weighted average common shares - diluted	78,394	73,300	53,061

The following table provides the depreciation expense included in the above line items (in thousands):

	Year Ended December 31,
	2015	2014	2013
Depreciation expense:
Cost of sales	$2,957	$2,820	$1,113
Sales and marketing	893	471	—
Product development	1,443	858	71
General and administrative	4,154	3,030	2,719
Total depreciation expense	$9,447	$7,179	$3,903
The following table provides the stock-based compensation expense included in the above line items (in thousands):

	Year Ended December 31,
Stock-based compensation expense:	2015	2014	2013
Cost of sales	$322	$36	$—
Sales and marketing expenses	701	46	—
Product development	1,020	268	—
General and administrative	6,192	7,717	4,536
Total stock-based compensation expense	$8,235	$8,067	$4,536
The following table provides our results of operations, as a percentage of revenue, for the periods presented:

	Year Ended December 31,
	2015	2014	2013
Revenue	100%	100%	100%
Operating expenses:
Cost of sales	66%	73%	76%
Sales and marketing expenses	4%	3%	4%
Product development	7%	6%	3%
General and administrative	19%	20%	27%
Amortization of intangible assets	6%	6%	7%
Restructuring charges	—%	1%	—%
Total operating expenses	102%	110%	118%
Loss from operations	(2)%	(10)%	(18)%
Other income (expense)	2%	(3)%	(26)%
Loss before income taxes	—%	(12)%	(43)%
Income tax provision	—%	3%	1%
Net loss	—%	(15)%	(44)%
Net income attributable to non-controlling interest	—%	—%	—%
Net loss attributable to Global Eagle Entertainment Inc. common stockholders	—%	(15)%	(44)%

Operating Segments
The following tables set forth our contribution profit for each operating segment in the periods presented (in thousands):

	Year Ended December 31,
	2015			2014			2013
	Content	Connectivity	Consolidated	Content	Connectivity	Consolidated	Content	Connectivity	Consolidated
Revenue:
Licensing	$308,153	$96,906	$405,059	$277,389	$74,839	$352,228	$181,885	$51,350	$233,235
Equipment	—	20,971	20,971	—	35,507	35,507	—	26,487	26,487
Total Revenue	308,153	117,877	426,030	277,389	110,346	387,735	181,885	77,837	259,722

Operating Expenses:
Cost of Sales
Licensing and Services	203,693	57,942	261,635	195,454	54,881	250,335	134,207	42,590	176,797
Equipment	—	17,521	17,521	—	31,538	31,538	—	21,141	21,141
Total Cost of Sales	203,693	75,463	279,156	195,454	86,419	281,873	134,207	63,731	197,938
Contribution Profit	104,460	42,414	146,874	81,935	23,927	105,862	47,678	14,106	61,784
Other Operating Expenses			155,685			142,845			107,308
Loss from Operations			(8,811)			(36,983)			(45,524)
Other income (expense)			8,306			(9,637)			(67,378)
Loss before income taxes			(505)			(46,620)			(112,902)
Income tax provision			1,621			10,574			1,839
Net loss			$(2,126)			$(57,194)			$(114,741)
Revenue
Connectivity operating segment revenue was as follows (in thousands):

	Year Ended December 31,			% Change
	2015	2014	2013	2014 to 2015	2013 to 2014
Service	$96,906	$74,839	$51,350	29%	46%
Equipment	20,971	35,507	26,487	(41)%	34%
Total Revenue Connectivity Segment	$117,877	$110,346	$77,837	7%	42%
Connectivity Service Revenue
2015 compared to 2014. Connectivity service revenue increased $22.1 million or 29% to $96.9 million for the year ended December 31, 2015, as compared to $74.8 million for the year ended December 31, 2014. The increase was principally due to higher take rates and the growth in users of our Wi-Fi Internet services on Southwest Airlines, which was driven by a higher number of Southwest Airlines planes offering our Connectivity services for the year ended December 31, 2015 as compared to the year ended December 31, 2014.
2014 compared to 2013. Connectivity service revenue increased $23.5 million, or 46%, to $74.8 million for the year ended December 31, 2014, as compared to $51.4 million for the year ended December 31, 2013. The increase was principally due to the growth in users of our Wi-Fi Internet services on Southwest Airlines, which was driven by a higher number of Southwest Airlines planes offering our Connectivity services in 2014 as compared to 2013, coupled with the commencement of TV Flies Free service on Southwest Airlines in July 2013.

Connectivity Equipment Revenue
2015 compared to 2014. Connectivity equipment revenue decreased $14.5 million, or 41%, to $21.0 million for the year ended December 31, 2015, as compared to $35.5 million for the year ended December 31, 2014. The decrease was primarily due to the timing of equipment installations on newly commissioned planes.
2014 compared to 2013. Connectivity equipment revenue increased by $31.4 million, or 54%, to $26.5 million for the year ended December 31, 2013, as compared to $57.8 million for the year ended December 31, 2012. The increase was primarily due to the timing of equipment shipments on the Southwest Airlines fleet in 2014 as compared to 2013.
Content operating segment revenue was as follows (in thousands):

	Year Ended December 31,			% Change
	2015	2014	2013	2014 to 2015	2013 to 2014
Licensing and services	$308,153	$277,389	$181,885	11%	53%
Total Revenue Content Segment	$308,153	$277,389	$181,885	11%	53%
Content Licensing and Services Revenue
2015 compared to 2014. Content licensing and services revenue increased $30.8 million or 11% to $308.2 million for the year ended December 31, 2015 compared to $277.4 million for the year ended December 31, 2014.  The increase was principally due to the timing of the on-boarding of certain significant Content customers, and period-over-period revenue growth from existing Content customers, and revenue from new acquisitions, which were acquired in the third quarter of 2015.
2014 compared to 2013. Content licensing and services revenue increased to $95.5 million or 53% to $277.4 million for the year ended December 31, 2014 compared to $181.9 million for the year ended December 31, 2013. The increase was primarily due to the acquisitions of PMG and IFES, which we acquired on July 10, 2013 and October 18, 2013, respectively, and were not part of our operations during the full year in 2013. When combined, PMG and IFES generated approximately $59.0 million of licensing and services revenue in the year ended December 31, 2014 during periods each were not a part of the Company’s operations during 2013. The remaining increase of $36.5 million was largely due to AIA, which we acquired on January 31, 2013 and was only a part of our operations for a partial period during the year ended December 31, 2013, coupled with the addition of new Content customers in 2014.
Cost of Sales
Connectivity operating segment cost of sales was as follows (in thousands):

	Year Ended December 31,			% Change
	2015	2014	2013	2014 to 2015	2013 to 2014
Service	$57,942	$54,881	$42,590	6%	29%
Equipment	17,521	31,538	21,141	(44)%	49%
Total Connectivity Cost of Sales	$75,463	$86,419	$63,731	(13)%	36%
2015 compared to 2014. Connectivity cost of sales decreased $11.0 million or 13% to $75.5 million for the year ended December 31, 2015 compared to $86.4 million for the year ended December 31, 2014. The decrease was due to a $14.0 million decrease in Connectivity equipment cost of sales, partially offset by a $3.1 million increase in Connectivity services cost of sales. The decrease in Connectivity equipment cost of sales was principally due to a decrease in equipment revenue over the same period as a result of the timing of equipment shipments on newly commissioned planes. The decrease was offset by a $3.1 million increase in Connectivity service cost of sales largely due to higher licensing fees to support the growth in Connectivity service revenue over the same period.
As a percentage of Connectivity equipment revenue, Connectivity equipment cost of sales was 84% during 2015 as compared to 89% during 2014, a decrease of 500 basis points. The period over period change in contribution margin was primarily due to a higher mix of equipment installations on the Southwest Airlines fleet in 2015, as compared to 2014, which were sold at less favorable margins as compared to other airlines.

As a percentage of Connectivity service revenue, Connectivity services cost of sales was 60% during the year ended December 31, 2015 as compared to 73% during the year ended December 31, 2014, an improvement of 1,300 basis points. The period-to-period improvement in Connectivity service margin was largely due to improved optimization of our satellite bandwidth costs during the year ended December 31, 2015, coupled with higher service revenue from increased take rates and passenger usage on Southwest Airlines during the year ended December 31, 2015 versus the year ended December 31, 2014.
2014 compared to 2013. Connectivity cost of sales increased $22.7 million, or 36%, to $86.4 million for the year ended December 31, 2014 compared to $63.7 million for the year ended December 31, 2013 due to a $10.4 million increase in Connectivity equipment cost of sales, coupled with a $12.3 million increase in Connectivity services cost of sales. The increase in Connectivity equipment cost of sales was associated with the corresponding increase in equipment revenue as a result of the timing of equipment installations in 2014 on the Southwest Airlines fleet as compared to 2013. The Connectivity service cost of sales increase was principally a result of higher satellite bandwidth costs to support the growth in our Connectivity service revenue during the same period.
As a percentage of Connectivity equipment revenue, Connectivity equipment cost of sales was 89% during 2014 as compared to 80% during 2013, an increase of 900 basis points. The period over period change in contribution margin was primarily due to higher mix of equipment installations on the Southwest Airlines fleet in 2014, as compared to 2014, which were sold at less favorable margins as compared to other airlines.
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
Content operating segment cost of sales was as follows (in thousands):

	Year Ended December 31,			% Change
	2015	2014	2013	2014 to 2015	2013 to 2014
Content Cost of Sales	$203,693	$195,454	$134,207	4%	46%
2015 compared to 2014. Content cost of sales increased $8.2 million to $203.7 million for the year ended December 31, 2015, as compared to $195.5 million for the year ended December 31, 2014. This increase was mainly driven by the period-over-period growth from existing Content customers as well as new acquisitions acquired in the third quarter of 2015.
As a percentage of Content revenue, Content licensing cost of sales of 66% during the year ended December 31, 2015 decreased as compared to 70% during the year ended December 31, 2014. The decrease was primarily due to improved content purchasing and recent acquisitions.
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
As a percentage of Content revenue, Content licensing cost of sales of 70% during the year ended December 31, 2014 remained relatively flat as compared to 74% during the year ended December 31, 2013.

Other Operating Expenses
Other operating expenses were as follows (in thousands):

	Year Ended December 31,			% Change
	2015	2014	2013	2014 to 2015	2013 to 2014
Sales and marketing expenses	$17,705	$13,287	$10,330	33%	29%
Product development	28,610	23,010	9,068	24%	154%
General and administrative	81,965	77,773	70,629	5%	10%
Amortization of intangible assets	26,994	24,552	17,281	10%	42%
Restructuring charges	411	4,223	—	(90)%	N/A
	$155,685	$142,845	$107,308	9%	33%
Sales and Marketing Expenses
2015 compared to 2014. Sales and marketing expenses increased $4.4 million, or 33.3%, to $17.7 million for the year ended December 31, 2015 as compared to $13.3 million for the year ended December 31, 2014. The increase was largely due to a net increase of $3.0 million in personnel and related costs as a result of recent acquisitions and to support the growth in our business and an increase of $1.1 million in non-cash stock-based compensation and depreciation expenses.
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
Product Development
2015 compared to 2014. Product development expenses increased $5.6 million, or 24%, to $28.6 million for the year ended December 31, 2015 compared to $23.0 million for the year ended December 31, 2014. The increase was largely due to an increase of approximately $4.3 million in personnel costs and professional fees largely related to development initiatives such as Boeing line-fit, global antenna development, ongoing trial and STC expenses for Air China and Orange/Air France, and recent acquisitions, coupled with a $1.3 million increase in non-cash stock-based compensation and depreciation expenses.
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
General and Administrative
2015 compared to 2014. General and administrative costs increased $4.2 million or 5% to $82.0 million during the year ended December 31, 2015 compared to $77.8 million for the year ended December 31, 2014. The increase was largely due to a $5.0 million increase in facility, depreciation and insurance expenses and a net $3.8 million increase in personnel and travel related costs to support our growth over the period and from recent acquisitions, coupled with a net increase of $2.0 million from non-recurring legal defense costs, our February 2015 offering, integration and new acquisition-related activities. Offsetting these were decreases of $4.8 million in bad debt as the result of a one-time $4.1 million impairment of accounts receivable during the year ended December 31, 2014 and $1.7 million in stock-based compensation.
2014 compared to 2013. General and administrative costs increased $7.1 million, or 10%, to $77.8 million during the year ended December 31, 2014 compared to $70.6 million for the year ended December 31, 2013. The increase was largely due to non-recurring fees for legal settlements and related reserves of $8.3 million during the year ended December 31, 2014, coupled with a one-time $4.1 million impairment of accounts receivable during the year ended December 31, 2014 associated with one Connectivity customer currently experiencing economic hardship as a result of the recent trade sanctions placed on Russia in 2014, which was offset by a one-time backstop fee of $11.9 million paid to PAR Capital in the first quarter of 2013 and $2.0 million in certain one-time expenses associated with the departures of two executives during 2013. Offsetting these amounts were increases of $3.5 million associated with one-time earn-out expenses from prior acquisitions, $1.5 million in severance expense associated with the departures of a former AIA and corporate executives in 2014, $4.9 million from PMG and IFES, which were acquired in 2013, and approximately $3.5 million in stock-based compensation and depreciation expense. The remaining change of $4.5 million was largely due to decreased personnel costs as a result of integration efforts during the year ended December 31, 2014.
Amortization of Intangible Assets
2015 compared to 2014. Amortization expense increased $2.4 million, or 10%, to $27.0 million during the year ended December 31, 2015 as compared to $24.6 million for the year ended December 31, 2014. The increase is due to the amortization of acquired intangible assets acquired via the 2015 acquisitions of WOI and RMG on July 1, 2015 and masFlight and navAero on August 4, 2015, which were not part of our operations for 2014.
2014 compared to 2013. Amortization expense increased to $24.6 million, or 42%, during the year ended December 31, 2014 as compared to $17.3 million for the year ended December 31, 2013. The increase is due to the amortization of acquired intangible assets acquired via the 2013 acquisitions of AIA, PMG and IFES on January 31, 2013, July 10, 2013 and October 18, 2013, respectively, and were not part of our operations for the full year in 2013.
Restructuring Charges
Restructuring charges decreased to $3.8 million during the year ended December 31, 2015. The decrease is due to the completion of our restructuring plan during the year ended December 31, 2015.
Total Other Income (Expense)

	Year Ended December 31,			% Change
	2015	2014	2013	2014 to 2015	2013 to 2014
Total other income (expense), net	8,306	(9,637)	(67,378)	(186)%	(86)%
2015 compared to 2014. Total other income (expense) decreased $17.9 million, or 186.2%, to income of $8.3 million during the year ended December 31, 2015 as compared to expense of $9.6 million for the year ended December 31, 2014. The change was driven by a $19.0 million increase in the fair value of the Company’s public warrants, partially offset by an increase in interest expense of $2.5 million from our convertible senior note.
2014 compared to 2013. Total other expense decreased $57.7 million, or 86%, to $9.6 million during the year ended December 31, 2014 as compared to $67.4 million for the year ended December 31, 2013. The decrease in other expense was principally due to a decrease of $57.0 million in the fair value of the Company’s public warrants. The remaining change in other expense was largely due to a $2.3 million decrease in interest expense associated with paying down all of AIA’s debt in 2014, offset by an increase of $1.5 million in other expense associated with a one-time write-down of the Company’s equity method investment in 2014.
Income Tax Expense
2015 compared to 2014. Income tax expense was $1.6 million for the year ended December 31, 2015 compared to $10.6 million for the year ended December 31, 2014. The decrease in income tax expense was largely due to a $3.0 million one-time benefit as a result of internal tax restructuring, and a decrease of $4.0 million in uncertain tax position expense compared to 2014.
2014 compared to 2013. Income tax expense was $10.6 million for the year ended December 31, 2014 compared to $1.8 million for the year ended December 31, 2013. The income tax expense increase was largely due to foreign withholding taxes and income earned in the U.S., Canada and other foreign jurisdictions and the increase in an uncertain tax position liability of $2.6 million.

Liquidity and Capital Resources
Current Financial Condition
As of December 31, 2015, our principal sources of liquidity were our cash and cash equivalents in the amount of $223.6 million, which primarily are invested in cash and money market funds in banking institutions in the U.S., Europe and to a lesser extent in Asia Pacific. In February 2015, we completed our 2.75% convertible debt offering discussed more fully below, raising net proceeds of $80.7 million. Excluded from our cash balance at December 31, 2015 is approximately $4.4 million of restricted cash that is attached to letters of credit agreements between our subsidiaries and certain airlines. The vast majority of our cash was from the Business Combination in January 2013, our follow-on offering in December 2013 and our convertible senior note offering in February 2015. As of December 31, 2015, we had notes payable balance of $2.2 million and convertible senior note balance of $70.0 million, net of the discount associated with the equity component.
Our cash flows from operating activities are significantly affected by our cash-based investments in operations, including working capital, and corporate infrastructure to support our ability to generate revenue and conduct operations through cost of services, product development, sales and marketing and general and administrative activities. Cash used in investing activities has historically been, and is expected to be, impacted significantly by our investments in business combinations, our platform, Company infrastructure and equipment for our business offerings, the net sales and purchases of our marketable securities and changes in our derivative financial instruments. In the third quarter of 2015 we invested significant cash to make additional strategic acquisitions across our content and connectivity platforms to further grow our business, as further described below. We expect to make additional strategic acquisitions to further grow our business, which may require significant investments in the near and long term. Over the next twelve months, our net use of our working capital could be substantially higher or lower depending on the number and timing of new customers that we add to our Connectivity and Content businesses.
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
During the year ended December 31, 2014, the Company's Board of Directors (the “Board”) authorized the Company to repurchase GEE's public warrants for an aggregate purchase price, payable in cash and/or shares of common stock, of up to $25.0 million (inclusive of certain prior warrant purchases). In August 2015, the Board increased this amount by an additional $20.0 million. As of December 31, 2015, $16.5 million was available for warrant repurchases under this authorization. The amount the Company spends and the number of warrants repurchased varies based on a variety of factors including the warrant price. During 2015, the Company issued 1,318,760 shares of common stock in exchange for the surrender of public warrants exercisable for 3,957,280 shares of the Company's common stock.
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
In July 2015, the Company entered into an agreement with SES to purchase satellite transponders and certain equipment in exchange for $6.7 million in cash with $6.0 million payable in 2015 and the remaining $0.7 million payable in January 2016. In addition, the Company deferred approximately $2.5 million in prepaid payment obligations to SES from June 2015 to January 2016. The satellite transponders operate over certain parts of the U.S., and have an estimated useful life of 42 months beginning in July 2015.

In July and August 2015, the Company completed four acquisitions: Western Outdoor Interactive Pvt. Ltd., certain assets of RMG Networks Holding Corporation, Marks Systems, Inc. (doing business as “masFlight”) and navAero AB for an aggregate purchase price of approximately $55.2 million in cash, net of cash acquired, $5.0 million in additional contingent consideration paid and additional contingent consideration which may total up to $24.0 million based upon the performance of the acquired companies through the end of 2019.
In the future, we may utilize commercial financings, bonds, debentures, lines of credit and term loans with a syndicate of commercial banks or other bank syndicates and/or issue equity securities (publicly or privately) for general corporate purposes, including acquisitions and investing in our intangible assets, connectivity equipment, platform and technologies. We may also use our existing cash and cash equivalents to repurchase some or all of our outstanding public company warrants. We expect that our existing cash and cash equivalents and our cash flows from operating activities will be sufficient to fund our operations for at least the next 24 months. However, we may need to raise additional funds through the issuance of equity, equity-related or debt securities or through additional credit facilities to fund our growing operations, invest in new business opportunities and make potential acquisitions.
Sources and Uses of Cash
The following table presents a summary of our cash flow activity for the periods set forth below (in thousands):

	Year Ended December 31,
	2015	2.014	2013
Net cash provided by (used in) operating activities	$21,575	$(23,395)	$(54,143)
Net cash provided by (used in) investing activities	$(80,890)	$(9,723)	$129,840
Net cash provided by (used in) financing activities	$84,833	$(28,031)	$181,011
Cash Flows Provided/Used by Operating Activities
Year ended December 31, 2015
Net cash provided by our operating activities of $21.6 million primarily resulted from our net loss during the period of $2.1 million, which included non-cash charges of $27.2 million largely comprised of changes in the fair value of our derivative financial instruments, depreciation and amortization, changes in our deferred income taxes, and stock-based compensation. The remainder of our sources of cash used by operating activities of $3.5 million was from changes in our working capital, including $13.9 million cash outflows from increases in accounts receivable, inventories and prepaid expenses, and a decrease in deferred revenue. Offsetting these were $10.9 million in cash inflows from increases in accounts payable and accrued expenses, taxes payable and other liabilities and decreases in deposits and other assets.
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
Cash Flows Provided/Used by Investing Activities
Year ended December 31, 2015
Net cash used in investing activities of $80.9 million was due to cash out flows of $60.2 million relating to recent acquisitions and $20.7 million in investments in property and equipment to build out our internal infrastructure during the year ended December 31, 2015.
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
Cash Flows Provided/Used by Financing Activities
Year ended December 31, 2015
Net cash used in financing activities of $84.8 million was primarily due to cash received from the issuance of the convertible senior notes of $81.3 million and net proceeds from the exercise of stock options and warrants of $5.6 million, offset by debt issuance costs of $0.8 million, other financing activities of $0.3 million, and repayments on notes payable of $0.9 million.
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
Debt Instruments
Debt consists of the following at December 31, 2015 and 2014 (in thousands):

	2015	2014
Convertible senior notes	$70,013	$—
Bank debt	855	943
Bank loans	1,374	2,071
The following is a schedule, by year, of future minimum principal payments required under notes payable and bank debt as of December 31, 2015 (in thousands):

Years Ending December 31,	Amount
2016	$869
2017	831
2018	68
2019	68
2020	60
Thereafter	83,056
Total	$84,952
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
In August 2015, we paid approximately $1.1 million of interest expense associated with our Convertible Senior Notes. As of December 31, 2015, the outstanding Convertible Notes balance, net of the discount associated with the equity component, was $70.0 million.
Bank Debt
With the acquisition of IFES on October 18, 2013, we assumed approximately $1.3 million of debt in the form of two facility letters for a commercial mortgage loan with a bank for $0.2 million and $1.1 million. The mortgage letters mature in October 2014 and 2032, respectively. The first mortgage commercial letter was repaid in full during the year ended December 31, 2014. The second mortgage commercial letter is secured by the Company's real property in the United Kingdom and bears interest at a rate equal to the bank’s base rate plus 1.25%, which was approximately 1.75% for the year ended December 31, 2015. The outstanding balance under the remaining mortgage commercial letter was $0.9 million as of December 31, 2015.
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
Under the Credit Agreement, our business is subject to certain limitations, including limitations on our ability to incur additional debt, make certain investments, enter into certain merger and consolidation transactions, and sell our assets other than in certain limited circumstances. We are also required to maintain compliance with certain non-financial and financial covenants. As of December 31, 2015, we were in compliance with all financial covenants in the Credit Agreement. If we fail to comply with any of the covenants or if any other event of default, as defined in the Credit Agreement, should occur, our lender could elect to prevent us from borrowing additional amounts and declare any outstanding indebtedness to be immediately due and payable.
Debt issuance costs incurred in connection with the Citibank Term Loans totaled $0.3 million and are being amortized over the respective term of the Loans.

At December 31, 2015, there was $1.3 million outstanding under the Citibank Term Loans and $20.0 million available for future borrowings under the Citibank Revolving Loans.
Contractual Obligations
The following table summarizes our contractual obligations that require us to make future cash payments as of December 31, 2015. The future contractual requirements include payments required for our operating leases and contractual purchase agreements.

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Contractual Obligations (in thousands):
Operating lease obligations	10,752	2,185	2,835	2,193	3,539
Satellite commitment (1)	243,973	32,614	63,067	44,162	104,130
Deferred revenue arrangements (2)	16,794	10,449	3,283	3,062	—
Long-term debt obligations (3), (4)	84,952	869	899	128	83,056
Contingent consideration obligations (5)	10,766	5,646	5,011	109	—
Content and television license fees and guarantees (6)	60,683	30,715	28,867	1,101	—
Equipment purchase commitments (7)	17,632	17,632	—	—	—
Total	445,552	100,110	103,962	50,755	190,725

(1)	Amounts represent future satellite cost commitments to Hughes Network Systems and SES over the period January 1, 2016 through December 31, 2027.

(2)	Amounts represent obligations to provide service for which we have already received cash from our customers.

(3)
Includes amounts pertaining to the Convertible Senior Notes and Citibank Term Loans and related interest. Interest payments were calculated based upon the interest rate in effect at December 31, 2015. See also Note 14. Notes Payable and Bank Debts.

(4)	Includes amounts pertaining to a mortgage loan assumed for a building acquired in the IFES acquisition.

(5)
The amounts above include earn-out liabilities for business combinations during the year ended December 31, 2015. These amounts also include future obligations relating to employee compensation as part of the masFlight acquisition. Amounts above represent estimated payouts, while actual maximum payouts total $24.0 million.

(6)	Amounts represent minimum guarantees and contractual obligations associated with licensing and providing our content and Internet protocol television services to our customers.

(7)
Equipment purchase commitments represent purchase commitments for Connectivity equipment inventory. The Company has purchase commitments with various providers of equipment for the Company's connectivity services. As of December 31, 2015, the Company have committed to purchase $17.6 million of future products which we expect to purchase during the year ended December 31, 2016.

Excluded from the table above is $28.4 million related to our deferred tax liabilities and uncertain tax positions due to the uncertainty of their timing.

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
As of December 31, 2015, 2014 and 2013, the following customer accounted for more than 10% of our consolidated revenue balance:

	Year Ended December 31,
	2015	2014	2013
Southwest Airlines	23%	24%	22%
Accounts Receivable balances from Southwest Airlines represented 6% of total accounts receivable at December 31, 2015 and 13% of total accounts receivable at December 31, 2014.

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

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable

ITEM 9A.     CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the supervision of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, as of December 31, 2015. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2015 because a material weakness in our internal control over financial reporting existed in the operating effectiveness of certain manual controls around the timeliness of our annual year-end financial statement close process as described in more detail below.

In light of the material weakness described below, we performed additional analyses and other procedures to ensure that our consolidated financial statements included in this Annual Report on Form 10-K were prepared in accordance with generally accepted accounting principles in the United States (“GAAP”). Notwithstanding the existence of the material weakness in internal control over financial reporting, we believe that our consolidated balance sheets as of December 31, 2015 and 2014 and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for the years ended December 31, 2015, 2014 and 2013 included in this Annual Report on Form 10-K fairly present, in all material respects, the Company’s financial condition, results of operations and cash flows for the periods presented therein in conformity with GAAP.

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
Our management, under the supervision of our Chief Executive Officer and Chief Financial Officer, conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2015 based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management concluded that our internal control over financial reporting was not effective as of December 31, 2015 because of the material weakness described below.
A material weakness is defined as “a deficiency, or a combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.”

Our assessment of internal control over financial reporting did not include the internal control over financial reporting of four businesses acquired during the year: Western Outdoor Interactive Private Limited (“WOI”), RMG Networks Holding Corporation ("RMG"), Marks Systems, Inc. (or “masFlight”) and NavAero Holding AB (“navAero”). These entities are included in our 2015 consolidated financial statements and constituted an aggregate of $91.0 million of total assets and $69.3 million of net assets as of December 31, 2015, and $13.5 million of the Company’s consolidated revenues and $1.7 million of net loss included in the Company’s net loss for the year ended December 31, 2015.
Based upon this assessment, management concluded that, as of December 31, 2015, the following material weakness existed at the Company:

•Timely financial statement close process

In connection with the integrated audit of our consolidated financial statements and internal control over financial reporting and management's assessment of our internal controls over financial reporting at December 31, 2015, a material weakness in our internal control over financial reporting was identified. The material weakness we identified relates to the lack of a sufficient number of personnel to execute a timely financial close and properly accumulate certain analysis and reconciliations consistently in a timely and accurate manner. The material weakness resulted in the recording of adjustments for the period ended December 31, 2015.

During 2016, our management is committed to remediating the material weakness through continuing training of personnel, improving the timeliness of our accounting close process, and continuing to enhance our financial review controls.

Ernst & Young LLP, the Company’s independent registered public accounting firm, has audited the Company’s internal control over financial reporting as of December 31,2015, as stated in their report, which is included in this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting that occurred during the three months ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders of Global Eagle Entertainment Inc.
We have audited Global Eagle Entertainment Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), (the COSO criteria). Global Eagle Entertainment Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
As indicated in the accompanying Management's Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of four businesses acquired during the year: Western Outdoor Interactive Private Limited (“WOI”), RMG Networks Holding Corporation ("RMG"), Marks Systems, Inc. (or “masFlight”) and NavAero Holding AB (“navAero”) which are included in the 2015 consolidated financial statements of Global Eagle Entertainment Inc. and constituted $91.0 million and $69.3 million of total and net assets, respectively, as of December 31, 2015 and $13.5 million and $1.7 million of revenues and net loss, respectively, for the year then ended. Our audit of internal control over financial reporting of Global Entertainment Inc. also did not include an evaluation of the internal control over financial reporting of the four businesses acquired during the year: Western Outdoor Interactive Private Limited (“WOI”), RMG Networks Holding Corporation ("RMG"), Marks Systems, Inc. (or “masFlight”) and NavAero Holding AB (“navAero”).
A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment. Management has identified a material weakness in controls related to timely financial statement close process. We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Global Eagle Entertainment Inc. as of December 31, 2015 and 2014, and the consolidated statements of operations, comprehensive loss, stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 2015. This material weakness was considered in determining the nature, timing and extent of audit tests applied in our audit of the 2015 financial statements, and this report does not affect our report dated March 17, 2016, which expressed an unqualified opinion on those financial statements.
In our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, Global Eagle Entertainment Inc. has not maintained effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.

/s/ Ernst & Young LLP
Los Angeles, California
March 17, 2016

ITEM 9B.     OTHER INFORMATION
Effective March 11, 2016, the Board accepted the resignation of Louis Bélanger-Martin from the Board. The resignation of Mr. Bélanger-Martin is not due to any disagreement with the Company.

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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 17, 2016.

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

Signature	Title	Date
/s/ David M. Davis	Chief Executive Officer and Director	March 17, 2016
David M. Davis	(Principal Executive Officer)

/s/ Michael Zemetra	Chief Financial Officer and Treasurer	March 17, 2016
Michael Zemetra	(Principal Financial and Accounting Officer)

/s/ Edward L. Shapiro	Chairman of the Board of Directors	March 17, 2016
Edward L. Shapiro

/s/ Louis Bélanger-Martin	Director	March 17, 2016
Louis Bélanger-Martin

/s/ Harry E. Sloan	Director	March 17, 2016
Harry E. Sloan

/s/ Jeff Sagansky	Director	March 17, 2016
Jeff Sagansky

/s/ Jeffrey A. Leddy	Director	March 17, 2016
Jeffrey A. Leddy

/s/ Jeffrey E. Epstein	Director	March 17, 2016
Jeffrey E. Epstein

/s/ Robert W. Reding	Director	March 17, 2016
Robert W. Reding

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders of Global Eagle Entertainment Inc.
We have audited the accompanying consolidated balance sheets of Global Eagle Entertainment Inc. as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive loss, stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Global Eagle Entertainment Inc. at December 31, 2015 and 2014, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Global Eagle Entertainment Inc.'s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 17, 2016 expressed an adverse opinion thereon.

/s/ Ernst & Young LLP
Los Angeles, California
March 17, 2016

GLOBAL EAGLE ENTERTAINMENT INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	December 31, 2015	December 31, 2014
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$223,552	$197,648
Accounts receivable, net	93,449	85,517
Content library, current	12,330	9,570
Inventories	14,998	13,626
Prepaid and other current assets	27,209	23,549
TOTAL CURRENT ASSETS:	371,538	329,910
Property, plant and equipment, net	39,066	23,651
Goodwill	93,796	53,014
Intangible assets, net	121,437	112,904
Other non-current assets	13,702	14,116
TOTAL ASSETS	$639,539	$533,595
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$118,530	$99,328
Deferred revenue	10,449	13,401
Warrant liabilities	24,076	52,671
Notes payable and accrued interest, current	749	752
Deferred tax liabilities, current	—	80
Other current liabilities	12,111	8,080
TOTAL CURRENT LIABILITIES:	165,915	174,312
Deferred tax liabilities, non-current	22,324	23,330
Deferred revenue, non-current	6,345	6,748
Notes payable and accrued interest, non-current	71,493	2,263
Other non-current liabilities	19,701	14,313
TOTAL LIABILITIES	285,778	220,966

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized, 0 shares issued and outstanding at December 31, 2015 and 2014, respectively	—	—
Common stock, $0.0001 par value; 375,000,000 shares authorized, 81,676,390 and 79,626,261 shares issued, 78,622,756 and 76,572,627 shares outstanding, at December 31, 2015 and 2014, respectively	8	8
Treasury stock, 3,053,634 shares at December 31, 2015 and 2014	(30,659)	(30,659)
Additional paid-in capital	688,696	645,110
Subscriptions receivable	(528)	(503)
Accumulated deficit	(303,457)	(301,331)
Other accumulated comprehensive (loss) income	(299)	4
TOTAL STOCKHOLDERS' EQUITY	353,761	312,629
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$639,539	$533,595

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL EAGLE ENTERTAINMENT INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Year Ended December 31,
	2015	2014	2013
Revenue:
License	$252,775	$231,521	$153,966
Service	152,204	120,707	79,262
Equipment	21,051	35,507	26,494
Total revenue	426,030	387,735	259,722
Operating expenses:
Cost of sales:
Licensing and services	261,635	249,878	176,863
Equipment	17,521	31,995	21,075
Total cost of sales	279,156	281,873	197,938
Sales and marketing expenses	17,705	13,287	10,330
Product development	28,610	23,010	9,068
General and administrative	81,965	77,773	70,629
Amortization of intangible assets	26,994	24,552	17,281
Restructuring charges	411	4,223	—
Total operating expenses	434,841	424,718	305,246
Loss from operations	(8,811)	(36,983)	(45,524)
Other income (expense):
Interest income (expense), net	(2,492)	88	(2,417)
Change in fair value of derivatives	11,938	(6,955)	(63,961)
Other expense, net	(1,140)	(2,770)	(1,000)
Loss before income taxes	(505)	(46,620)	(112,902)
Income tax provision	1,621	10,574	1,839
Net loss	(2,126)	(57,194)	(114,741)
Net income attributable to non-controlling interest	—	194	290
Net loss attributable to Global Eagle Entertainment Inc. common stockholders	$(2,126)	$(57,388)	$(115,031)

Net loss per share - basic	$(0.03)	$(0.78)	$(2.17)
Net loss per common share - diluted	$(0.18)	$(0.78)	$(2.17)

Weighted average common shares - basic	77,558	73,300	53,061
Weighted average common shares - diluted	78,394	73,300	53,061

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL EAGLE ENTERTAINMENT INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)

	Year Ended December 31,
	2015	2014	2013
Net loss	$(2,126)	$(57,194)	$(114,741)
Other comprehensive (loss) income:
Unrealized foreign currency translation adjustments	(303)	4	—
Unrealized gain on available for sale securities	—	112	101
Less: reclassification adjustments for recognized gains included in net loss	—	(112)	(101)
Total unrealized gain on available for sale securities	—	—	—
Other comprehensive (loss) income	(303)	4	—
Comprehensive loss	(2,429)	(57,190)	(114,741)
Comprehensive income attributable to non-controlling interests	—	194	290
Comprehensive loss attributable to Global Eagle Entertainment Inc. common stockholders	$(2,429)	$(57,384)	$(115,031)

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL EAGLE ENTERTAINMENT INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
(In thousands)

	Common Stock		Common Stock Non-Voting		Treasury Stock		Additional	Subscriptions	Accumulated	Other Accumulated Comprehensive	Total Global Eagle Entertainment Inc.	Non-Controlling	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Paid-in Capital	Receivable	Deficit	Income (Loss)	Stockholders' Equity	Interest	Equity (Deficit)
Balance as of January 1, 2013	23,405	$2	—	$—	—	$—	$130,780	$(453)	$(128,912)	$—	$1,417	—	$1,417
Reclassification of MLBAM warrants	—	—	—	—	—	—	2,696	—	—	—	2,696	—	2,696
Reclassification of Series C warrants	—	—	—	—	—	—	2,879	—	—	—	2,879	—	2,879
Change in fair value of common stock warrants	—	—	—	—	—	—	93	—	—	—	93	—	93
Warrants for common stock issued for services and equipment	—	—	—	—	—	—	359	—	—	—	359	—	359
Exchange of Warrants for Common Stock	898	—	—	—	—	—	13,235	—	—	—	13,235	—	13,235
Recapitalization as a result of Row 44 Merger	15,373	2	4,750	1	—	—	105,543	—	—	—	105,546	—	105,546
Stock purchase of AIA	—	—	14,368	1	(3,054)	(30,659)	144,256	—	—	—	113,598	25,287	138,885
Repurchase and retirement of common stock	(103)	—	—	—	—	—	(1,191)	—	—	—	(1,191)	—	(1,191)
Shares of the Company issued to acquire PMG	432	—	—	—	—	—	4,447	—	—	—	4,447	—	4,447
Conversion of Sponsor promissory note to warrants	—	—	—	—	—	—	(491)	—	—	—	(491)	—	(491)
Waiver of sponsor warrants	—	—	—	—	—	—	9,900	—	—	—	9,900	—	9,900
Issuance of stock to former executive	104	—	—	—	—	—	1,527	—	—	—	1,527	—	1,527
Issuance of common stock, net of offering costs	15,793	1	—	—	—	—	204,007	—	—	—	204,008	—	204,008
Stock-based compensation	—	—	—	—	—	—	3,009	—	—	—	3,009	—	3,009
Interest income on subscription receivable	—	—	—	—	—	—	—	(25)	—	—	(25)	—	(25)
Purchase of subsidiary share from a non-controlling interest	—	—	—	—	—	—	(187)	—	—	—	(187)	(15,182)	(15,369)
Total comprehensive income (loss)	—	—	—	—	—	—	—	—	(115,031)	—	(115,031)	290	(114,741)

GLOBAL EAGLE ENTERTAINMENT INC.
CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT) (continued)
(In thousands)

	Common Stock		Common Stock Non-Voting		Treasury Stock		Additional	Subscriptions	Accumulated	Other Accumulated Comprehensive	Total Global Eagle Entertainment Inc.	Non-Controlling	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Paid-in Capital	Receivable	Deficit	Income (Loss)	Stockholders' Equity	Interest	Equity (Deficit)
Balance, December 31, 2013	55,902	$5	19,118	$2	(3,054)	$(30,659)	$620,862	$(478)	$(243,943)	$—	$345,789	$10,395	$356,184
Conversion of non-voting common stock	19,118	2	(19,118)	(2)	—	—	—	—	—	—	—	—	—
Exercise of common stock options and warrants, net	351	—	—	—	—	—	2,942	—	—	—	2,942	—	2,942
Issuance of common stock to former Row 44 stockholders	28	—	—	—	—	—	345	—	—	—	345	—	345
Issuance of common stock in exchange for warrants, net of transaction fees of $362	4,227	1	—	—	—	—	24,046	—	—	—	24,047	—	24,047
Stock-based compensation	—	—	—	—	—	—	8,067	—	—	—	8,067	—	8,067
Interest income on subscription receivable	—	—	—	—	—	—	—	(25)	—	—	(25)	—	(25)
Comprehensive income, net of tax	—	—	—	—	—	—	—	—	—	4	4	—	4
Net loss	—	—	—	—	—	—	—	—	(57,388)	—	(57,388)	194	(57,194)
Purchase of subsidiary share from a non-controlling interest	—	—	—	—	—	—	(11,152)	—	—	—	(11,152)	(10,589)	(21,741)
Balance, December 31, 2014	79,626	$8	—	$—	(3,054)	$(30,659)	$645,110	$(503)	$(301,331)	$4	$312,629	$—	$312,629
Convertible note conversion option fair value	—	—	—	—	—	—	12,674	—	—	—	12,674	—	12,674
Exercise of common stock options and warrants, net	607	—	—	—	—	—	6,006	—	—	—	6,006	—	6,006
Restricted stock units vested and distributed, net of tax	31	—	—	—	—	—	(208)	—	—	—	(208)	—	(208)
Issuance of common stock in exchange for warrants	1,412	—	—	—	—	—	16,600	—	—	—	16,600	—	16,600
Stock-based compensation	—	—	—	—	—	—	8,235	—	—	—	8,235	—	8,235
Tax benefit on stock options exercise	—	—	—	—	—	—	279	—	—	—	279	—	279
Interest income on subscription receivable	—	—	—	—	—	—	—	(25)	—	—	(25)	—	(25)
Comprehensive loss, net of tax	—	—	—	—	—	—	—	—	—	(303)	(303)	—	(303)
Net loss	—	—	—	—	—	—	—	—	(2,126)	—	(2,126)	—	(2,126)
Balance, December 31, 2015	81,676	$8	—	$—	(3,054)	$(30,659)	$688,696	$(528)	$(303,457)	$(299)	$353,761	$—	$353,761

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL EAGLE ENTERTAINMENT INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

		Year Ended December 31,

	2015	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,126)	$(57,194)	$(114,741)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	36,592	34,422	30,850
Non-cash interest expense, net	903	23	(25)
Stock-based compensation	8,235	8,067	4,536
Issuance of shares for working capital settlement	—	345	—
Loss on equity method investments	—	1,500	—
Change in fair value of derivative financial instruments	(11,938)	6,955	63,961
Provision for bad debt	797	5,539	760
Warrants for common stock issued for services	—	—	452
Deferred income taxes	(6,452)	(5,068)	(4,904)
Other	96	—	(176)
Changes in operating assets and liabilities:
Accounts receivable	(5,879)	(26,386)	(2,803)
Inventory	(1,580)	(3,557)	(3,054)
Content library	(477)	(1,743)	(9,377)
Prepaid expenses and other current assets	(3,320)	(5,394)	(7,648)
Deposits and other assets	2,883	(4,018)	—
Accounts payable and accrued expenses	3,908	19,641	(22,508)
Deferred revenue	(3,134)	3,151	5,384
Income taxes payable	3,067	322	5,150
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	21,575	(23,395)	(54,143)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of companies, net of cash acquired	(60,242)	(500)	(44,909)
Purchases of property and equipment	(20,653)	(9,074)	(11,477)
Cash received from Row 44 Merger	—	—	159,305
Cash received from AIA Stock Purchase	—	—	22,135
Purchase of investments	(3,264)	—	(1,500)
Proceeds from sale of investment	3,269	583	6,286
Other	—	(732)	—
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(80,890)	(9,723)	129,840

GLOBAL EAGLE ENTERTAINMENT INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

		Year Ended December 31,

	2015	2014	2013
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net of offerings costs of $7.1 million	—	—	204,008
Acquisition of non-controlling interest	—	(21,741)	(15,369)
Proceeds from borrowings	81,250	2,047	—
Repayment of notes payable	(851)	(9,669)	(5,637)
Proceeds from issuance of PAR note	—	—	19,000
Repayment of PAR note	—	—	(19,000)
Repurchase of common stock warrants	—	(1,406)	(800)
Proceeds from exercise of stock options and warrants	5,604	3,100	—
Payments of withholding taxes on cashless exercise of stock based awards in Business Combination	—	—	(1,191)
Convertible senior note issuance fees	(831)	—	—
Other financing activities, net	(339)	(362)	—
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	84,833	(28,031)	181,011
Effects of exchange rate movements on cash and cash equivalents	386	1	—
Net increase (decrease) in cash and cash equivalents	25,904	(61,148)	256,708
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	197,648	258,796	2,088
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$223,552	$197,648	$258,796
Supplemental disclosures of cash flow information
Cash paid for:
Taxes	$5,435	$4,203	$6,232
Interest	$1,161	$447	$2,071
Significant non-cash items:
Issuance of sponsor warrants in exchange for notes payable	$—	$—	$9,900
Issuance of common stock to repurchase Global Eagle public company warrants	$16,600	$24,448	$13,235
Inventory converted to property and equipment	$—	$—	$5,575

The accompanying notes are an integral part of these consolidated financial statements.

Global Eagle Entertainment Inc.

Notes to Consolidated Financial Statements

Note 1.    Business

Global Eagle Entertainment Inc. ("GEE") is a Delaware corporation headquartered in Los Angeles, California. GEE, together with its consolidated subsidiaries, is referred to as the “Company”. The Company's business is focused on providing Wi-Fi Internet Connectivity and Content to the travel industry.

Connectivity

The Company's Connectivity service offering provides its airline partners and their passengers operational solutions and Wi-Fi connectivity over Ku-band satellite transmissions. The Company's Connectivity segment offers specialized network equipment, media applications and premium content services that allow airline passengers to access in-flight Internet, live television, on-demand content, shopping and travel-related information and operational solutions that allow airlines to improve their internal operations.

Content

The Company's Content services offering selects, manages, provides lab services, and distributes wholly owned and licensed media content, video and music programming, advertising, applications, and video games to airlines, as well as to the maritime and other away from home non-theatrical markets.

The Company's Content operations commenced on January 31, 2013, when the Company acquired 86% of the issued and outstanding shares of Advanced Inflight Alliance AG ("AIA"). Prior to January 31, 2013, the Company was known as Global Eagle Acquisition Corp. (“GEAC”), which was formed in February 2011 to effect a merger, capital stock exchange, asset acquisition or similar business combination with one or more businesses. Effective in the first quarter of 2013, and in conjunction with the business combination transaction (the "Business Combination") in which GEAC acquired all of the outstanding stock of Row 44, Inc. ("Row 44") and 86% of the issued and outstanding shares of Advanced Inflight Alliance AG ("AIA"), GEAC changed the Company's name from Global Eagle Acquisition Corp. to Global Eagle Entertainment Inc. In addition, the Company purchased substantially all the assets of Post Modern Edit, LLC and related companies ("PMG") in July 2013 and completed the stock acquisition of the U.K. parent of the Travel Entertainment Group Equity Limited and subsidiaries ("IFES") in October 2013. In 2013, the Company acquired additional outstanding shares of AIA to increase its ownership of AIA's shares to 94%, and in April 2014, the Company acquired the remaining outstanding shares in AIA.

Note 2.    Basis of Presentation and Summary of Significant Accounting Policies

The following is a summary of the significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements.

Basis of Presentation

The presented financial information for the year ended December 31, 2013 includes the financial information and activities of Row 44 for the period January 1, 2013 to December 31, 2013 (365 days) as well as the financial information and activities of GEE and AIA for the period January 31, 2013 to December 31, 2013 (335 days), PMG for the period July 10, 2013 to December 31, 2013 (175 days) and IFES for the period October 18, 2013 to December 31, 2013 (75 days). The presented financial information for the year ended December 31, 2014 includes the financial information and activities of Purple Inflight Entertainment Private Ltd. ("Purple Inflight Entertainment" or "Purple") for the period from August 2, 2014 to December 31, 2014 (152 days). The presented financial information for the year ended December 31, 2015 includes the financial information and activities of Western Outdoor Interactive Private Limited (“WOI”) and RMG Networks Holding Corporation ("RMG") for the period from July 1, 2015 to December 31, 2015 (184 days) and NavAero Holding AB (“navAero”) and masFlight Inc. (“masFlight”) for the period from August 4, 2015 to December 31, 2015 (150 days).

Global Eagle Entertainment Inc.
Notes to Consolidated Financial Statements

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned and majority-owned subsidiaries. Acquisitions are included in the Company's consolidated financial statements from the date of the acquisition. The Company uses purchase accounting for its acquisitions, which results in all assets and liabilities of acquired businesses being recorded at their estimated fair values on the acquisition dates. See “Business Acquisitions and Supplemental Pro Forma Information." All intercompany balances and transactions have been eliminated in consolidation, including the shares that AIA owns in the Company's through its historical investment in Row 44, which is accounted for as treasury stock in the consolidated financial statements.

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

Global Eagle Entertainment Inc.
Notes to Consolidated Financial Statements

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

In certain cases where the Company sells its equipment on a stand-alone basis, it may charge a fee for obtaining Supplemental Type Certificates (“STC”) obtained from the Federal Aviation Administration, which allow its equipment to operate on certain model/type of aircraft. To the extent that the Company contracts to sell STC fees in equipment-only sales, the Company will record these fees as revenue. There were no STC fees recognized as revenue in the year ended December 31, 2015. Total STC fees recognized as revenue in the years ended December 31, 2014 and 2013 were $0.6 million and $0.7 million, respectively.

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

Global Eagle Entertainment Inc.
Notes to Consolidated Financial Statements

Services Revenue. Content services revenue, such as technical services, delivery of digital media advertising, the encoding of video products, development of graphical interfaces or the provision of materials, are billed and recognized as services are performed and or when the committed advertisement impressions have been delivered. Obligations pursuant to the Company’s advertising revenue arrangements typically include a minimum number of impressions or the satisfaction of other performance criteria. Revenue from performance-based arrangements is recognized as the related performance criteria are met. We assess whether performance criteria have been met and whether the fees are fixed or determinable based on a reconciliation of the performance criteria and an analysis of the payment terms associated with the transaction. The reconciliation of the performance criteria generally includes a comparison of third-party performance data to the contractual performance obligation and to internal or customer performance data in circumstances where that data is available. Where we enter into revenue-sharing arrangements with our customers, such as those relating to our advertising on planes and in airline lounges, and when we are considered the primary obligor, we report the underlying revenue on a gross basis in our consolidated statements of operations, and record these revenue-sharing payments to our customers in service costs.

The Company extends credit to its customers. An allowance for doubtful accounts is maintained for estimated losses resulting from the inability of the Company's customers to make required payments. Management specifically analyzes the age of customer balances, historical bad debt experience, customer credit-worthiness, and changes in customer payment terms when making estimates of the collectability of the Company's trade accounts receivable balances. If the Company determines that the financial condition of any of its customers has deteriorated, whether due to customer specific or general economic issues, an increase in the allowance may be made. After all attempts to collect a receivable have failed, the receivable is written off. The following table provides a reconciliation in the change in the Company’s allowance for doubtful accounts for the years ended December 31 (in thousands):

	2015	2014
Accounts receivable, gross	$102,089	$92,985
Less: Allowance for doubtful accounts	(8,640)	(7,468)
Accounts receivable, net	$93,449	$85,517

Movements in the balance for bad debt reserve and sales allowance for the years ended December 31, 2015, 2014, and 2013, are as follows (in thousands):

	2015	2014	2013
Beginning balance	$7,468	$1,929	$7
Bad debt reserve acquired in acquisition	—	—	1,931
Additions charged to statements of operations	1,172	5,539	760
Less: Bad debt write offs	—	—	(769)
Ending balance	$8,640	$7,468	$1,929

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

Content

Content costs of sales consist primarily of the costs to license or purchase media content, direct costs to service content for airlines, maritime and other non-theatrical markets such as schools, and advertising revenue-sharing payments to our customers. Included in Content cost of sales is amortization expense associated with the purchase of film content libraries acquired in business combinations and in the ordinary course of business, support cost and occupancy costs.

Global Eagle Entertainment Inc.
Notes to Consolidated Financial Statements

Sales and marketing

Sales and marketing expense is primarily comprised of personnel costs related to the Company's sales and marketing staff, advertising costs, including promotional events and other brand building and product marketing expenses, corporate communications, certain professional fees, occupancy costs and travel expenses.

Advertising costs are expensed as incurred. Advertising expenses for the years ended December 31, 2015, 2014 and 2013 were not material.

Product Development

Product research and software development costs, other than certain internal-use software costs qualifying for capitalization, are expensed as incurred. Costs of computer software or websites developed or obtained for internal use that are incurred in the preliminary project and post implementation stages are expensed as incurred. Certain costs of developing internal-use software incurred during the application and development stage, which include employee and outside consulting compensation and related expenses, costs of computer hardware and software, website development costs and costs incurred in developing additional features and functionality of the services, are capitalized. The estimated useful life of costs capitalized is evaluated for each specific project. Capitalized costs are generally amortized using the straight-line method over a three year estimated useful life, beginning in the period in which the software is ready for its intended use. Unamortized amounts are included in property and equipment, net in the accompanying consolidated balance sheets. Capitalized software development costs totaled $3.3 million, $3.3 million and $1.4 million for the years ended December 31, 2015, 2014 and 2013, respectively.
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

Stock option awards issued to non-employees are accounted for at fair value determined using the Black-Scholes option-pricing model. Management believes that the fair value of the stock options is more reliably measured than the fair value of the services received. The fair value of each non-employee stock-based compensation award is re-measured each period until performance is completed, which is generally the vesting date.

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

Restricted Cash

The Company maintains certain letters of credit agreements with its airline partners, which are secured by the Company’s cash for periods of less than one year and up to three years. As of December 31, 2015 and 2014, the Company had restricted cash of $4.4 million and $3.7 million, respectively. As of December 31, 2015 and 2014, there was $2.3 million and $1.5 million of restricted cash included in other current assets, respectively, in the Consolidated Balance Sheets. As of December 31, 2015 and 2014, there was $2.1 million and $2.2 million, respectively, of restricted cash included in other non-current assets in the Consolidated Balance Sheets.

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

Long-Lived Assets

The Company evaluates the recoverability of its long-lived assets with finite useful lives, including its indefinite lived intangible assets acquired in business combinations, for impairment when events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. Such trigger events or changes in circumstances may include: a significant decrease in the market price of a long-lived asset, a significant adverse change in the extent or manner in which a long-lived asset is being used, significant adverse change in legal factors or in the business climate, including those resulting from technology advancements in the industry, the impact of competition or other factors that could affect the value of a long-lived asset, a significant adverse deterioration in the amount of revenue or cash flows the Company expects to generate from an asset group, an accumulation of costs significantly in excess of the amount originally expected for the acquisition or development of a long-lived asset, current or future operating or cash flow losses that demonstrate continuing losses associated with the use of a long-lived asset, or a current expectation that, more likely than not, a long-lived asset will be sold or otherwise disposed of significantly before the end of its previously estimated useful life. The Company performs impairment testing at the asset group level that represents the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. If events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable and the expected undiscounted future cash flows attributable to the asset group are less than the carrying amount of the asset group, an impairment loss equal to the excess of the asset's carrying value over its fair value is recorded. Fair value is determined based upon estimated discounted future cash flows. Through December 31, 2015, the Company has identified no such impairment loss. Assets to be disposed of would be separately presented on the balance sheets and reported at the lower of their carrying amount or fair value less costs to sell, and would no longer be depreciated or amortized.

Global Eagle Entertainment Inc.
Notes to Consolidated Financial Statements

Inventories

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

At both December 31, 2015 and 2014, there was approximately $7.8 million of deferred equipment costs included in inventory and other long-term assets. The deferred equipment costs pertain to certain costs expended in advance of services for one airline, and are amortized ratably over the underlying term of the agreement through 2020.

The Company is not directly responsible for warranty costs related to equipment it sells to its customers. The vendors that supply each of the individual parts, which comprise the assemblies sold by the Company to customers, are responsible for equipment warranty directly to the customer.

During the year ended December 31, 2013 the Company purchased and capitalized $5.3 million of Connectivity equipment, which is installed on aircrafts of a single customer to facilitate expanded services over a five-year period free of charge. The Company capitalized the costs of this equipment on its balance sheet as it retained legal title to the equipment over the five-year use period, and is depreciating these costs over their five-year useful life period. There were no additional equipment costs capitalized during the year ended December 31, 2014. During the year ended December 31, 2015, the Company capitalized $2.8 million of Connectivity equipment for a single customer for installment on their aircraft. The Company capitalized the costs of this equipment on its balance sheet as it will retain legal title of the equipment over the estimated useful life period.

During the year ended December 31, 2015, the Company recorded approximately $2.8 million of equipment inventory as equipment leases and included in property, plant and equipment in the consolidated balance sheets. Equipment leases involve the shipment of equipment to certain customers, where legal title transfers to the customer upon shipment, but had not met sales recognition criteria for accounting purposes because the risks and rewards of ownership were not fully transferred due to the Company’s continued involvement with the equipment, the length of the term of the agreement and restrictions in the agreements regarding the use of the equipment. In addition, the Company capitalized $0.2 million of deferred installation costs as of December 31, 2015 with respect to its equipment leases, which will be amortized as contra- service revenue over the contractual life of the customer.

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

The content library is tested for impairment periodically, but no less than annually. Considering the marketability of the given film right, an impairment loss is recognized as necessary. If the estimated future cash flows for a given film right are lower than its carrying amount as of the reporting date, an impairment loss is recognized in such period. During the year ended December 31, 2015 content library impairment charges were $0.9 million. We had no impairment charges to content library for the years ended December 31, 2014 and 2013.

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

Goodwill is tested for impairment at the reporting unit level annually, which is one level below or the same as an operating segment. As of December 31, 2015, the Company determined that it has two reporting units, Content and Connectivity. When testing goodwill for impairment, the Company first performs a qualitative assessment to determine whether it is necessary to perform step one of a two-step annual goodwill impairment test for each reporting unit. The Company is required to perform step one only if it concludes that it is more likely than not that a reporting unit's fair value is less than its carrying value. Should this be the case, the first step of the two-step process is to identify whether a potential impairment exists by comparing the estimated fair values of the Company's reporting units with their respective book values, including goodwill. If the estimated fair value of the reporting unit exceeds book value, goodwill is considered not to be impaired, and no additional steps are necessary. If, however, the fair value of the reporting unit is less than book value, then the second step is performed to determine if goodwill is impaired and to measure the amount of impairment loss, if any. The amount of the impairment loss is the excess of the carrying amount of the goodwill over its implied fair value. The estimate of implied fair value of goodwill is primarily based on an estimate of the discounted cash flows expected to result from that reporting unit, but may require valuations of certain internally generated and unrecognized intangible assets such as the Company's software, technology, patents and trademarks. If the carrying amount of goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to the excess.

As of December 31, 2015, of the $93.8 million total goodwill, $74.5 million and $19.3 million was attributable to the Company's Content and Connectivity segments, respectively. The Company's most recent annual impairment analysis was performed on October 1, 2015 and based upon its quantitative and qualitative assessment, the Company determined that there was no impairment of its goodwill balance at December 31, 2015.

Business Acquisitions

The Company accounts for acquisitions of businesses using the purchase method of accounting where the cost is allocated to the underlying net tangible and intangible assets acquired, based on their respective estimated fair values. The excess of the

Global Eagle Entertainment Inc.
Notes to Consolidated Financial Statements

purchase price over the estimated fair values of the net assets acquired is recorded as goodwill. Determining the fair value of certain acquired assets and liabilities is subjective in nature and often involves the use of significant estimates and assumptions, including, but not limited to, the selection of appropriate valuation methodology, projected revenue, expenses and cash flows, weighted average cost of capital, discount rates, estimates of advertiser and publisher turnover rates and estimates of terminal values. Additionally, any non-controlling interests in an acquired business are recorded at their acquisition date fair values. Business acquisitions are included in the Company's consolidated financial statements as of the date of the acquisition. Refer to Note 3. Business Combinations for further information on the Company's business acquisitions.

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

Net Income (Loss) Per Share

Basic earnings (loss) per share is computed using the weighted-average number of common shares outstanding during the period. Diluted earnings (loss) per share is computed using the weighted-average number of common shares and the dilutive effect of contingent shares outstanding during the period. Potentially dilutive contingent shares, which primarily consist of stock options issued to employees and consultants, restricted stock units, warrants issued to third parties and accounted for as equity instruments and convertible senior notes have been excluded from the diluted loss per share calculation because their effect is anti-dilutive.

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

Income Taxes

The Company accounts for income taxes under the asset and liability method, whereby deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred taxes are evaluated for realization on a jurisdictional basis. The Company records valuation allowances to reduce deferred tax assets to the amount that is more likely than not to be realized. In making this assessment, management analyzes future taxable income, reversing temporary differences and ongoing tax planning strategies. Should a change in circumstances lead to a change in judgment about the realizability of deferred tax assets in future years, the Company will adjust related valuation allowances in the period that the change in circumstances occurs, along with a corresponding increase or charge to income
The Company is subject to the accounting guidance for uncertain income tax positions. The Company's policy for recording interest and penalties associated with uncertain tax positions is to record such items as a component of income tax expense.

Global Eagle Entertainment Inc.
Notes to Consolidated Financial Statements

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

The following tables summarize the Company's financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2015, and 2014, respectively (in thousands):

	December 31, 2015	Quotes Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Earn-out liability (1)	9,652	—	—	9,652
Global Eagle warrants (2)	24,076	24,076	—	—
Total financial liabilities	33,728	24,076	—	9,652

	December 31, 2014	Quotes Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Earn-out liability (1)	$1,710	$—	$—	$1,710
Global Eagle warrants (2)	52,671	52,671	—	—
Total financial liabilities	$54,381	$52,671	$—	$1,710

(1) Includes $9.7 million earn-out liability for WOI, assets of RMG, navAero and masFlight assumed in business combinations for the year ended December 31, 2015, and $1.7 million earn-out liability for EIM, a subsidiary of AIA assumed in the Business Combination for the year ended December 31, 2014.

(2) Includes 6,173,228 public warrants at December 31, 2015 and 10,148,508 public warrants at December 31, 2014.

The valuation methodology used to estimate the fair value of the financial instruments in the table above is summarized as follows:

Earn-Out Liability. The December 31, 2015 fair value of the earn-out liability was comprised of earn-out liabilities associated with the WOI, assets of RMG, navAero and masFlight business combinations. The December 31, 2014 fair value of the earn-out liability was largely comprised of an assumed obligation in the AIA stock purchase. The earn-out liabilities are estimated by using the income approach. Based on the respective purchase agreements, management estimated best case, base case, and worst case scenarios and discounted it to a present value. The sum of the discounted weighted average probabilities was used to arrive at the fair value of the earn-out liability. The current and non-current portions of the total earn-out liabilities

Global Eagle Entertainment Inc.
Notes to Consolidated Financial Statements

are included in accounts payable and accrued liabilities and other non-current liabilities, respectively, on the Consolidated Balance Sheets.

Derivative Warrants. The fair value of the outstanding warrants issued in our initial public offering ("public warrants"), recorded as derivative warrant liabilities, is determined by the Company using the quoted market prices for the public warrants, which are traded over the counter. On reporting dates where there are no active trades, the Company uses the last reported closing trade price of the warrants to determine the fair value. The Company recorded income of $11.9 million and expense of $7.0 million and $64.0 million from the change in the fair value of these warrants during the years ended December 31, 2015, 2014 and 2013, respectively.

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

Prior to June 7, 2013, the change in the fair value of the legacy Row 44 warrant derivative liabilities was presented as a part of changes in fair value of derivatives in the accompanying consolidated statements of operations. Expense from these warrants for the year ended December 31, 2013 was $0.1 million.

The following tables present the fair value roll-forward reconciliation of level 3 assets and liabilities measured at fair value for the year ended December 31, 2015, and 2014, respectively (in thousands):

Earn-Out Liabilities
Balance, December 31, 2014	$1,710
Fair value of earn-out liability assumed in 2015 acquisitions	9,652
Payments of earn-out liability	(1,519)
Non-cash adjustment to 2014 EIM earn-out liability	(191)
Balance, December 31, 2015	$9,652

Earn-Out Liabilities
Balance, December 31, 2013	$1,421
Fair value of earn-out liability assumed in Purple Inflight Entertainment's acquisition	136
Net changes in valuation	1,580
Payments of earn-out liability	(1,427)
Balance, December 31, 2014	$1,710

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

Financial liabilities. The following table shows both the carrying amounts, which approximate the fair values, of the Company's notes payable in the consolidated financial statements (in thousands):

Global Eagle Entertainment Inc.
Notes to Consolidated Financial Statements

	December 31, 2015		December 31, 2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Convertible senior notes (1)	$70,013	$78,557	$—	$—
Notes payable	2,229	2,229	3,015	3,015

(1) The fair value of the convertible senior notes is inclusive of the conversion feature, which was originally allocated for reporting purposes at $13.0 million, and is included in "Additional paid-in capital" in the Consolidated Balance Sheets (see Note 12).

Convertible Senior Notes

The estimated fair value of the convertible senior notes, which are classified as level 2 financial instruments, was determined based on the quoted bid price of the convertible senior notes in an over-the-counter secondary market on December 31, 2015.

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

Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842). This update will require lease assets and lease liabilities to be recognized on the balance sheet and disclosure of key information about leasing arrangements. This guidance is effective for the Company commencing in the first quarter of fiscal 2019 and must be adopted using a modified retrospective transition, and provides for certain practical expedients. Early adoption is permitted. We are currently evaluating the impact of this standard on our consolidated financial statements.

In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes, which simplifies the presentation of deferred income taxes by requiring deferred tax assets and liabilities be classified as non-current on the balance sheet. The new guidance is effective for annual and interim periods for fiscal years beginning after December 15, 2016. Early adoption is permitted for financial statements that have not been previously issued and can be applied on either a prospective or retrospective basis. The Company has elected to early adopt and prospectively apply the provisions of this new guidance beginning in the fourth quarter of 2015. As the Company adopted the new guidance on a prospective basis, no adjustments were made to prior period balance sheets.

In September 2015, the FASB issued ASU 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments (“ASU 2015-16”). ASU 2015-16 eliminates the requirement to retrospectively account for adjustments to provisional amounts within the measurement period recognized at the acquisition date in a business combination. ASU 2015-16 requires that these adjustments be recognized in the reporting period in which the adjustment amounts are determined and be calculated as if the accounting had been completed as of the acquisition date. ASU 2015-16 is effective prospectively for fiscal years, and for interim periods within those years, beginning after December 15, 2015. Early application is permitted. The Company is currently evaluating the impact of this ASU on its consolidated financial statements.

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

Global Eagle Entertainment Inc.
Notes to Consolidated Financial Statements

15, 2016. Early application is permitted. The Company is currently evaluating the impact of this ASU on its consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03, Interest—Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs (ASU 2015-03), amending the existing accounting standards for the presentation of debt issuance costs in the statement of financial position. The amendments generally require that debt issuance costs related to a recognized debt obligation be presented as a deduction from the carrying amount of the debt obligation, with the associated amortization recognized as a component of interest expense. The amendments are effective beginning January 1, 2016 on a retrospective basis, with early adoption permitted. The Company does not expect this new standard to have a material impact on the consolidated balance sheets.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which will supersede nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of the guidance is that an entity should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. Further, the guidance requires improved disclosures to help users of financial statements better understand the nature, amount, timing and uncertainty of revenue that is recognized. The original effective date for ASU 2014-09 would have required the Company to adopt this standard beginning in the first quarter of 2017. In July 2015, the FASB voted to amend ASU 2014-09 by approving a one-year deferral of the effective date as well as providing the option to early adopt the standard on the original effective date. Accordingly, the Company may not adopt the standard until the first quarter of 2018. The new revenue standard may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. We are currently evaluating the timing of its adoption and the impact of adopting the new revenue standard on our consolidated financial statements.

Note 3.    Business Combinations

2015 Transactions

During the year ended December 31, 2015, the Company completed four acquisitions. The fair values of these acquisitions, as set forth below, are considered preliminary and subject to adjustment as additional information is obtained through the purchase price measurement period (a period of up to one year from the closing date). Any prospective adjustments would change the fair value allocation as of the acquisition date.

The following table summarizes the preliminary fair value of the assets and liabilities assumed in the acquisitions (in thousands):

	Weighted Average Useful Life (Years)	Amounts at September 30, 2015 (Preliminary)	Adjustments	Purchase Price Allocation, as Adjusted
Goodwill		$38,832	$2,261	$41,093
Customer relationships	7.6	19,200	(5,200)	14,000
Developed technology	5.7	21,800	100	21,900
Trade name	5.0	200	—	200
Accounts receivable		6,814	(364)	6,450
Property and equipment		1,783	—	1,783
Deferred tax liability (preliminary)		(12,952)	1,905	(11,047)
Accrued expenses		(4,045)	(334)	(4,379)
Other liabilities assumed, net of assets acquired		(2,033)	364	(1,669)
Total consideration transferred		$69,599	$(1,268)	$68,331

During the quarter ended December 31, 2015, the Company revised its analyses of the fair value of its acquisitions due to new information obtained. The revised valuations resulted in changes to the fair value allocation of certain customer

Global Eagle Entertainment Inc.
Notes to Consolidated Financial Statements

relationships at Western Outdoor Interactive Private Limited (“WOI”) as of the acquisition date. The total adjustment to the consideration transferred was a decrease of $1.3 million due to a decrease in the estimated fair value of earn-out liability. Due to the preliminary nature of the financial results prior to each of the acquisitions in 2015, the Company was unable to provide an accurate assessment of certain deferred tax assets, deferred tax liabilities and estimated income taxes payable for the period(s) prior to each acquisition date. As a result, these balances are considered preliminary at December 31, 2015, and are expected to be finalized in 2016.

WOI Stock Purchase

On July 1, 2015, the Company acquired WOI for approximately $38.3 million in cash and $3.1 million in contingent consideration. WOI produces and licenses games and applications for global in-flight entertainment, provides technical services to third parties for global in-flight entertainment user interfaces. The acquisition is intended to augment and diversify the Company’s Content operating segment. The goodwill recorded for the WOI acquisition was $19.6 million. Key factors that contributed to the recognition of WOI goodwill were trained workforce, expansion of international operations, the opportunity to consolidate and complement existing content operations, and the opportunity to generate future synergies within the existing Content business. As a result of the stock purchase of WOI, the goodwill is not deductible for tax purposes.

Significant other assets and net liabilities assumed and included in the table above were approximately $4.1 million in accounts receivable, $9.1 million of deferred tax liabilities and $1.8 million of fixed assets that included two long-term office buildings lease arrangements. The net tax liability is made up of short-term deferred tax assets of $0.2 million and long-term deferred tax liabilities of $9.3 million, largely driven by the tax impact of the fair value of the intangible assets. The Company incurred approximately $0.5 million in transaction costs associated with the WOI purchase. The sellers of WOI have the opportunity to receive an additional $5.0 million in cash if, among other things, WOI achieves certain revenue and earnings targets within the first and second yearly anniversaries of the closing date (the “WOI earn-out”). The WOI earn-out fair valued as of the acquisition date was approximately $3.1 million.

Since the acquisition date, the amount of revenue for WOI included in the consolidated statements of operations for the year ended December 31, 2015 was $5.9 million.

RMG Asset Acquisition

On July 1, 2015, the Company acquired certain assets and assumed certain liabilities of RMG Networks Holding Corporation ("RMG") for approximately $2.2 million in cash. These assets were integrated into the Company's advertising and sponsorship team, which provides digital media advertising and related services through executive clubs, in-flight entertainment systems, in-flight Wi-Fi portals and in private terminals. The acquisition is intended to enhance the Company’s digital media offerings within its Content operating segment. The goodwill recorded for the acquisition of assets from RMG was $2.2 million. Key factors that contributed to the recognition of goodwill were the opportunity to expand the Company's digital media offerings to the travel industry, the opportunity to consolidate and complement existing Content operations, and the opportunity to generate future synergies with our existing business. As a result of the asset purchase, the goodwill is deductible for tax purposes.

Significant other assets and net liabilities assumed and included in the table above were approximately $2.2 million in accounts receivable, $3.1 million of revenue share liabilities and a $1.3 million provision for losses on a specific loss contract expiring in December 2015. The Company incurred approximately $0.2 million in transaction costs associated with the acquisition of assets from RMG. RMG has the opportunity to receive an additional $3.0 million in cash if, among other things, certain revenue and earnings targets are achieved with respect to the acquired assets within the first anniversary of the closing date.

Since the acquisition date, the amount of revenue for RMG included in the consolidated statements of operations for the year ended December 31, 2015 was $4.6 million.

Global Eagle Entertainment Inc.
Notes to Consolidated Financial Statements

navAero, Inc. Stock Purchase

On August 4, 2015, the Company acquired NavAero Holding AB (“navAero”) for approximately $4.8 million in cash and $0.3 million in contingent consideration. navAero is engaged in developing and commercializing technologies to enable and deploy electronic flight bag solutions for the commercial aviation market, which allows airlines to improve their in-flight operations.  The acquisition is intended to enhance the Company’s Connectivity operating segment. The goodwill recorded for the navAero acquisition was $3.2 million. Key factors that contributed to the recognition of navAero goodwill were trained workforce, expansion of international operations, the opportunity to expand into new product and technology offerings within the airline industry, and to a lesser extent the opportunity to generate future synergies with our existing business. As a result of the stock purchase of navAero, the goodwill is not deductible for tax purposes.

Significant other assets and net liabilities assumed included a net tax liability of $0.5 million, which is made up of short-term deferred tax assets of $0.1 million and long-term deferred tax liabilities of $0.6 million. The Company incurred approximately $0.3 million in transaction costs associated with the navAero purchase. The sellers of navAero have the opportunity to receive an additional $1.0 million in cash if navAero achieves certain revenue targets through December 31, 2016 (the “navAero earn-out”).

Since the acquisition date, the amount of revenue for navAero included in the consolidated statements of operations for the year ended December 31, 2015 was $2.4 million.

masFlight, Inc. Stock Purchase

On August 4, 2015, the Company acquired Marks Systems, Inc. doing business as masFlight for approximately $10.3 million in cash and $9.3 million in contingent consideration. The acquisition was completed as a merger resulting in the acquisition subsidiary, masFlight Inc. (“masFlight”) as the surviving corporation. masFlight pioneered the adoption of cloud-based technologies to collect, compile, link, validate and host a variety of information and offer a single solution enabling airlines to analyze predictive data to run their operations more effectively and efficiently. The acquisition is intended to enhance the Company’s Connectivity operating segment. The goodwill recorded for the masFlight acquisition was $16.1 million. Key factors that contributed to the recognition of masFlight goodwill were trained workforce, expansion into new operations data solutions offerings, the opportunity to consolidate and complement current Connectivity operations within the airline industry as well as expand into new industries, and the opportunity to generate future savings through synergies with our existing business. As a result of the acquisition, the goodwill is not deductible for tax purposes.

Significant other assets and net liabilities assumed included a net tax liability of $1.4 million, which is made up of net short-term deferred tax assets of $0.3 million and long-term deferred tax liabilities of $1.7 million. The Company incurred approximately $0.3 million in transaction costs associated with the masFlight purchase. The sellers of masFlight have the opportunity to receive up to an additional $20.0 million in cash if, among other things, masFlight achieves certain operational, revenue and earnings targets at various dates through December 31, 2019. As a portion of the contingent consideration is subject to future employment of certain key employee of masFlight, certain contingent consideration will be recorded as compensation expense prospective to the acquisition date. The fair value of masFlight contingent consideration as of the acquisition date was $9.3 million.

Since the acquisition date, the amount of revenue for masFlight included in the consolidated statements of operations for the year ended December 31, 2015 was less than $1.0 million.

2014 Transactions

Global Eagle Entertainment Inc.
Notes to Consolidated Financial Statements

Purple Inflight Entertainment Asset Purchase

On August 2, 2014, the Company purchased substantially all of the assets of Purple Inflight Entertainment to further expand its ability to deliver Indian content in local languages. Pursuant to the terms of the purchase, which was accounted for as a business combination, the Company acquired such assets of Purple in exchange for approximately $0.5 million in cash. In addition, the Company made an additional payment to the shareholders of Purple of $0.2 million in 2014 that was contingent upon the renewal of the terms of a certain supplier's contract. The estimated fair value of the contingent consideration obligation amounted to $0.1 million as of the acquisition date and was determined using a probability factor of 70% for the renewal of the supplier's contract.

The Company allocated the consideration to acquire Purple to finite-lived intangible assets (supplier's relationship) of $0.2 million with an estimated useful life of approximately one year, $0.4 million to goodwill and other net liabilities of less than $0.1 million. Since the acquisition date, the amount of revenue for Purple included in the consolidated statements of operations for the years ended December 31, 2014 and December 31, 2015 was not material.

2013 Transactions

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

Global Eagle Entertainment Inc.
Notes to Consolidated Financial Statements

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

The consideration to acquire AIA was allocated to the acquisition date fair values of assets acquired and liabilities assumed as follows (in thousands):

Amount
Goodwill	$35,385
Existing technology – software	2,574
Existing technology – games	12,331
IPR&D	7,317
Customer relationships	80,758
Other intangibles	2,568
Content library	14,297
Accounts receivable, net of allowances	31,984
Deferred tax liability	(28,752)
Current liabilities	(56,548)
Other assets acquired, net of liabilities assumed	67,630
Net assets acquired	169,544
Less: Non-controlling interest	25,287
Total consideration transferred	$144,257

Global Eagle Entertainment Inc.
Notes to Consolidated Financial Statements

As a result of the AIA Stock Purchase, a non-controlling interest was recorded on the Company's consolidated balance sheets. The fair value of the non-controlling interest on the acquisition date was determined based upon the fair value of AIA common stock on the closing date. Since the acquisition date, the results of AIA have been included in the Company’s consolidated financial results for the eleven months ended December 31, 2013, the twelve months ended December 31, 2014 and the twelve months ended December 31, 2015 in the Content operating segment. Since the acquisition date, the amount of revenue for AIA included in the Consolidated Statements of Operations for the year ended December 31, 2013 was $152.8 million.

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

PMG Asset Purchase

On July 9, 2013, the Company purchased substantially all the assets of Post Modern Edit, LLC and related entities to further expand its leadership in delivering media and content solutions to the global travel industry. Pursuant to the terms of the purchase, the Company acquired such assets of PMG in exchange for approximately $10.6 million in cash, 431,734 shares of common stock for a fair value of $4.4 million and the assumption of approximately $3.3 million in debt and $0.4 million in certain accrued obligations. In addition, the sellers of the PMG assets had the opportunity to receive an additional $5.0 million in cash if, among other things, the PMG business, combined with certain AIA businesses, achieved certain financial target milestones from the second half of 2013 through December 31, 2014 (the “PMG Earn Out”). Due to the fact that the PMG Earn Out was tied to the fulfillment of certain post-closing employment obligations by certain PMG executives, the Company is required to account for the PMG Earn Out as compensation to the sellers and is recognized as an expense, over the requisite service period. During the year ended December 31, 2013, the Company accrued for approximately $0.3 million of the PMG Earn Out obligation. In June 2014, the sellers of the PMG Assets waived the PMG Earn Out and certain other purchase obligations and PMG seller rights in exchange for cash consideration of $2.5 million (the “Additional PMG Consideration”). Fifty percent of the Additional PMG Consideration was due and paid ten days after the execution of the agreement, and the remaining $1.25 million was paid in four equal quarterly installments through the first half of 2015.

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

As of December 31, 2014 and 2013, the Company held 75,000 and 151,420, respectively, of the total 431,734 shares of common stock issuable to the sellers in escrow, which were subject to certain standard warranties and representations. All shares were released to the sellers upon final settlement of certain post-closing terms during the year ended December 31, 2015.

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

Global Eagle Entertainment Inc.
Notes to Consolidated Financial Statements

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

The following table summarizes the fair value of the assets and liabilities assumed in the IFES stock purchase (in thousands):

Amount
Goodwill	$12,425
Trade names	341
Customer relationships	28,258
Fixed assets	3,498
Liabilities assumed, net of other assets acquired	(8,276)
Total consideration transferred	$36,246

The goodwill recorded for the IFES acquisition was $12.4 million, and key factors that contributed to the recognition of IFES goodwill were principally trained workforce, expansion of international operations, the opportunity to consolidate and complement existing AIA and PMG operations within the airline industry, and the opportunity to generate future savings through synergies with the existing business. As a result of the stock purchase of IFES, the goodwill is not deductible for tax purposes. Significant other assets and net liabilities assumed and included in the table above were $8.0 million of accounts receivable, $0.2 million of prepaid and other current assets, $1.9 million positive cash balance, $11.0 million of accounts payable and accrued expenses outstanding and assumed at the purchase date, $1.3 million mortgage relating to the building acquired in the acquisition and a net tax liability for $6.2 million, of which $1.2 million of accrued taxes payable were recorded prior to the acquisition. The net tax liability is made up of a deferred tax asset of $0.5 million and deferred tax liabilities of $6.6 million. The Company incurred approximately $0.5 million in transaction costs associated with the IFES purchase. Since the acquisition date, the results of operation for IFES have been included in the Consolidated Statements of Operations for the remainder of 2013, the twelve months ended December 31, 2014 and the twelve months ended December 31, 2015. Since the acquisition date, the amount of revenue for IFES included in the Consolidated Statements of Operations for the year ended December 31, 2013 was $6.8 million.

As of December 31, 2013, accrued taxes payable and deferred tax liabilities of the IFES Asset Acquisition were disclosed as preliminary. During the year ended December 31, 2014, the Company finalized its analysis of the fair value of deferred tax liabilities and accrued taxes payable of IFES. The finalization of the tax provision resulted in changes made to provisional amounts recorded for the acquisition, of $0.3 million, which retrospectively decreased the deferred tax asset by $0.4 million and increased deferred tax liability by $0.1 million on December 31, 2013, due to this new information, with a corresponding increase to goodwill.

Note 4.    Goodwill

The changes in the carrying amounts of goodwill for the years ended December 31, 2015 and 2014, were as follows (in thousands).

Global Eagle Entertainment Inc.
Notes to Consolidated Financial Statements

	2015	2014
Beginning balance	$53,014	$52,345
Adjustment to IFES goodwill	—	308
Goodwill arising from business combinations (Note 3)	41,093	379
Currency translation and other adjustments	(311)	(18)
Ending balance	$93,796	$53,014

Goodwill arose from the acquisitions of WOI, RMG, masFlight and navAero in 2015 and the acquisition of Purple in 2014, as detailed in Note 3. Business Combinations. Refer also to Note 3. Business Combinations for changes during the years ended December 31, 2015 and 2014 affecting the goodwill balances.

The Company performed its annual impairment test for goodwill in the fourth quarter of 2015. The estimated fair values for each reporting unit exceeded their respective carrying values, and accordingly, no impairment losses were recorded during the year.

Note 5.    Property, Plant and Equipment, net

At December 31, 2015 and December 31, 2014, property, plant and equipment, net consisted of the following (in thousands):

	2015	2014
Leasehold improvements	$3,886	$1,592
Furniture and fixtures	2,154	2,293
Equipment	21,043	17,593
Computer equipment	6,967	4,115
Computer software and ERP system	8,677	5,950
Automobiles	255	307
Buildings	2,649	2,649
Albatross (aircraft)	425	425
Satellite transponder	6,700	—
Construction in-progress	6,319	1,501
Total property, plant, and equipment	59,075	36,425
Accumulated depreciation	(20,009)	(12,774)
Property, plant and equipment, net	$39,066	$23,651

Depreciation expense for property, plant and equipment amounted to $9.4 million, $7.2 million and $3.9 million for the years ended December 31, 2015, 2014 and 2013, respectively.

Global Eagle Entertainment Inc.
Notes to Consolidated Financial Statements

Depreciation expense, including software amortization expense, by classification for the years ended December 31, 2015, 2014, and 2013 is shown below (in thousands):

	Year ended December 31,
	2015	2014	2013
Depreciation expense:
Cost of sales	$2,957	$2,820	$1,113
Sales and marketing	893	471	—
Product development	1,443	858	71
General and administrative	4,154	3,030	2,719
Total depreciation expense	$9,447	$7,179	$3,903

Note 6.    Intangible Assets, net

As a result of the historical business combinations, the Company acquired finite-lived intangible assets that are primarily amortized on a straight-line basis, which approximate their expected cash flow patterns. The Company's finite-lived intangible assets have assigned useful lives ranging from 1.5 to 10 years.

Intangible assets, net consisted of the following as of December 31, 2015 and December 31, 2014 (in thousands):

			December 31, 2015
	Weighted Average Useful Lives		Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Intangible assets:
Finite life:
Existing technology - software	5.8 years		$24,474	$2,978	$21,496
Existing technology - games	5 years		12,331	7,193	5,138
Developed technology	8 years		7,317	2,058	5,259
Customer relationships	7.5 years		133,566	50,184	83,382
Other	3.7 years		7,399	4,991	2,408
Content library (acquired in business combination)	1.5 years		14,298	14,298	—
Content library (acquired post business combination)	1.5 years	(1)	49,599	33,515	16,084
Total intangible assets			$248,984	$115,217	$133,767

Global Eagle Entertainment Inc.
Notes to Consolidated Financial Statements

			December 31, 2014
	Weighted Average Useful Lives		Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Intangible assets:
Finite life:
Existing technology - software	7 years		$2,575	$705	$1,870
Existing technology - games	5 years		12,331	4,727	7,604
Developed technology	8 years		7,317	1,143	6,174
Customer relationships	7.2 years		119,879	30,437	89,442
Other	2.5 years		7,319	3,448	3,871
Content library (acquired in business combination)	1.5 years		14,298	14,148	150
Content library (acquired post business combination)	1.5 years	(1)	31,949	18,586	13,363
Total intangible assets			$195,668	$73,194	$122,474

(1) Useful life estimate based upon the content library acquired in the business combination, which approximates historical experience.

The current portion of content library of approximately $12.3 million and $9.6 million is classified as a separate line item in the December 31, 2015 and 2014 Consolidated Balance Sheets, respectively. The non-current portion of content library is classified and included within Intangible assets, net in the Consolidated Balance Sheets. The Company expects to record amortization of the intangible assets as follows (in thousands):

Year ending December 31,	Amount
2016	$39,015
2017	31,294
2018	21,526
2019	15,834
2020	14,363
Thereafter	11,735
Total	$133,767

The Company recorded amortization expense of $27.0 million, $24.6 million and $17.3 million for the years ended December 31, 2015, 2014 and 2013, respectively. In addition, amortization expense of $0.2 million, $2.7 million and $13.2 million from content library (acquired in business combination) is included in Cost of Sales in the Consolidated Statements of Operations in the years ended December 31, 2015, 2014 and 2013, respectively.

Note 7.    Available-For-Sale (“AFS”) Securities

During the year ended December 31, 2015, the Company sold AFS investments for proceeds of approximately $3.3 million and recognized a de minimis gain from the sale.

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

Global Eagle Entertainment Inc.
Notes to Consolidated Financial Statements

Note 8.    Other Balance Sheet Items

Accrued expenses and other liabilities consisted of the following (in thousands):

	Year ended December 31,
	2015	2014
Accounts payable and accrued liabilities	$46,790	$39,466
Content license and royalties	57,143	52,714
Accrued payroll obligations	9,492	5,438
Deferred acquisition earn-out liability	5,105	1,710
Total	$118,530	$99,328

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

The following is a schedule of future minimum payment obligations under movie and IPTV arrangements as of December 31, 2015 (in thousands):

Year ending December 31,	Amount
2016	$30,715
2017	27,686
2018	1,181
2019	676
2020	425
Thereafter	—
Total minimum payments	$60,683

Operating Lease Commitments

The Company conducts its operations utilizing leased office facilities in various locations under non-cancelable operating leases. The Company’s leases expire between January 2016 and March 2024.

The following is a schedule of future minimum lease payments under operating leases as of December 31, 2015 (in thousands):

Year ending December 31,	Amount
2016	$2,329
2017	1,694
2018	1,308
2019	1,201
2020	1,160
Thereafter	3,539
Total minimum lease payments	$11,231

Global Eagle Entertainment Inc.
Notes to Consolidated Financial Statements

The Company also leases certain facilities and vehicles under month-to-month arrangements. Total rent expense for the year ended December 31, 2015, 2014, and 2013 was $4.4 million, $4.1 million, and $2.4 million, respectively. The Company is responsible for certain operating expenses in connection with these leases.

Satellite Cost Commitments

The Company has a Master Services Agreement ("MSA") in place with its satellite service provider to provide for satellite capacity over Russia, the North Atlantic and for expansion of its existing capacity in the U.S. and Europe. The following is a schedule of future satellite bandwidth commitments under the agreement as of December 31, 2015 (in thousands):

Year ending December 31,	Amount
2016	$32,614
2017	30,905
2018	32,162
2019	29,271
2020	14,891
Thereafter	104,130
Total minimum payments	$243,973

Earn-out and Equipment Purchase Commitments

Through the acquisitions of WOI, RMG, masFlight and navAero, the Company assumed certain obligations with respect to future contingent earn-outs. As of December 31, 2015, the total liability was approximately $9.7 million, with potential payouts occurring over the next 5 years.

Through its normal course of business, the Company enters into future purchase commitments with its equipment vendors to secure future inventory for its airlines customers. As of December 31, 2015, the Company had approximately $17.6 million of future purchase commitments, which it expects to pay in 2016.

Legal Matters

On May 6, 2014, UMG Recordings, Inc., Capital Records, Universal Music Corp and entities affiliated with the foregoing (collectively, “UMG”) filed suit in the United States District Court for the Central District of California against the Company and Inflight Productions Ltd. (“IFP”) for copyright infringement and related claims and unspecified money damages. IFP is a direct subsidiary of GE AG and an indirect subsidiary of the Company. Based on currently available information, the Company believes it and IFP have strong defenses and intend to defend vigorously against this lawsuit, but the outcome of this matter is inherently uncertain and could have a material adverse effect on the Company’s business, financial condition and results of operations. As of December 31, 2015, the potential range of loss related to this matter cannot be determined. The parties have engaged in various settlement discussions. On July 1, 2014, American Airlines, Inc. (“American”) filed suit in Texas State Court, Tarrant County, against IFP, and filed an amended complaint on October 29, 2014, seeking a declaration that IFP is obligated to defend and indemnify American against claims that UMG may assert against American for copyright infringement insofar as such claims arise out of American’s use of content provided by IFP during a limited period of time, and for breach of contract. The Company and American have engaged in various settlement discussions. The American lawsuit seeks unspecified money damages and liquidated damages, as well as attorney’s fees. Based on currently available information, the Company believes that IFP has strong defenses and intends to defend vigorously against this lawsuit, but the outcome of this matter is inherently uncertain and could have a material adverse effect on the Company’s business, financial condition and results of operations.

On August 14, 2014, SwiftAir, LLC filed suit against Row 44, Inc. and one of its customers for breach of contract, quantum meruit, unjust enrichment and similar claims and unspecified money damages in the Superior Court of California for the Country of Los Angeles. SwiftAir and Row 44 had a contractual relationship, which Row 44 terminated in 2013, with respect to the provision of destination deal content to one of Row 44’s connectivity customers. Based on currently available

Global Eagle Entertainment Inc.
Notes to Consolidated Financial Statements

information, the Company believes that Row 44 has strong defenses and intends to defend vigorously against this lawsuit, but the outcome of this matter is inherently uncertain and could have a material adverse effect on the Company’s business, financial condition and results of operations. As of December 31, 2015, the potential range of loss related to this matter cannot be determined.

During the years ended December 31, 2015 and 2014, the Company recorded aggregate legal settlement expenses relating to potential claims arising in connection with litigation brought against the Company by a number of third parties of approximately $4.3 million and $8.3 million, respectively. Each of the full amounts were expensed and included in general and administrative expenses during their respective years ended December 31, 2015 and 2014.

While the resolution of the above matters cannot be predicted with certainty, the Company does not believe, based on current knowledge, that the outcome of the currently pending claims or legal proceedings in which the Company is currently involved will have a material adverse effect on the Company's financial statements.

Note 10.    Related Party Transactions

Subscription Receivable with Employee

The Company has an agreement with a former officer of Row 44 to stock-settle his note receivable and accrued interest, which amounted to $0.5 million, in exchange for certain shares of Row 44's common stock held by the officer. At December 31, 2015, 2014 and 2013, the balance of the former officer’s receivables amounted to $0.5 million and is presented as subscriptions receivable. The Company recognizes interest income when earned, using the simple interest method. Interest amounts recognized by the Company during the years ended December 31, 2015, 2014 and 2013, were not material. The Company makes ongoing assessments regarding the collectability of the notes receivable and subscriptions receivable balances.

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

Office Lease Agreement with Employee

In connection with the acquisition of PMG in 2013, the Company acquired an office lease that is currently being occupied and used as part of operations in Irvine, California. This building is majority owned by one of the founding members of PMG, who was an employee of the Company through March 2015. The lease terminates on March 31, 2024. The total rental expense incurred during the years ended December 31, 2015 and 2014 was $0.3 million and $0.3 million, respectively.

Share Repurchases

During the year ended December 31, 2013, the Company repurchased approximately 103,000 shares of its common stock, at a weighted average price of $11.55 per share, from certain officers and employees of the Company for the purpose of

Global Eagle Entertainment Inc.
Notes to Consolidated Financial Statements

satisfying certain federal and state employment tax withholding obligations related to the January 2013 Business Combination. Upon the repurchase, the shares were retired.

Administrative Services

One of the Company's subsidiaries rents office space belonging to a company in which a former member of such subsidiary's management had an ownership interest. The former management sold his interest in the office during the third quarter of 2015. There were no unpaid lease liabilities as of December 31, 2015 and 2014. The Company recognized $0.2 million of rent expense each for the years ended December 31, 2015, 2014 and 2013. The Company's subsidiary also made a loan to one of its managing directors, for which the outstanding balance as of December 31, 2014 was $0.1 million. The loan was repaid during the year ended December 31, 2015. The Company no longer has a related party relationship with this former employee and former building owner.

AIA Earn-Out

The Company recognized an expense of $1.4 million during the year ended December 31, 2014 as a result of the remeasurement of the fair value of the earn-out liability acquired in the AIA stock acquisition. The earn-out is payable to one of the managing directors at EIM, a wholly owned subsidiary. At December 31, 2014, the outstanding balance relating to the earn-out liability was $1.7 million. The earn-out liability was paid and fully settled during the year ended December 31, 2015. As of December 31, 2015, there was no outstanding balance.

PAR Note

In October 2013 and in connection with the IFES acquisition, the Company issued to PAR a $19.0 million convertible promissory note due December 20, 2013 (the “PAR Note”), which was repaid in full in December 2013. Pursuant to the terms of the PAR Note, the Company also paid PAR a one-time fee of approximately $1.0 million and $0.4 million accrued interest in the same period.

PMG Post-Closing Payment

In connection with the Company's purchase of substantially all of the assets of PMG in June 2013, the Company agreed to a post-closing payment based on the fulfillment of certain post-closing employment obligations by certain PMG executives (the "PMG Earn Out"), which the Company is required to account for as compensation to the sellers and is recognized as an expense, over the requisite service period. In June 2014, the Company modified the PMG Earn Out to waive the PMG Earn Out and certain other purchase obligations and PMG seller rights in exchange for cash consideration of $2.5 million (the “Additional PMG Consideration”). Fifty percent of the additional PMG Consideration was payable after 10 days from closing, and the remaining $1.25 million was payable in four quarterly installments through the first half of 2015. At December 31, 2014, the remaining outstanding balance was approximately $0.9 million. During the year ended December 31, 2015, the Company further modified the PMG Earn Out to accelerate the payment of the remaining payment. As the PMG Earn Out was settled during the year ended December 31, 2015, there was no outstanding balance on the PMG Earn Out as of December 31, 2015.

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

Global Eagle Entertainment Inc.
Notes to Consolidated Financial Statements

Note 11.    Employee Benefit Plan

The Company has a defined contribution plan under Section 401(k) of the Internal Revenue Code ("401(k) Plan") covering certain full-time domestic employees who meet certain eligibility requirements. Eligible employees may defer up to 100% of their pre-tax eligible compensation, up to the annual maximum allowed by the Internal Revenue Service. Under the 401(k) Plan, the Company may, but is not obligated to, match a portion of the employee contributions up to a defined maximum. The Company did not make any matching contributions for the years ended December 31, 2015, 2014 and 2013.

Note 12.    Stock Options, Common Stock and Warrants

Common Stock

During the year ended December 31, 2015, 257,058 of Row 44 warrants were exchanged for 93,161 shares of common stock.

During the year ended December 31, 2015, the Company issued 1,337,760 shares of common stock in exchange for the surrender of public warrants exercisable, that were originally issued by GEAC and have an exercisable price of $11.50 per share (the “Warrants”), for 3,957,280 shares of the Company's common stock.

On September 11, 2014, the Company completed an offer to all holders of the Company’s outstanding public warrants exercisable for shares of the Company’s common stock, to receive 0.3333 shares of common stock in exchange for every warrant tendered by the holders thereof (approximately one share for every three warrants tendered), up to a maximum of 15,000,000 warrants. On September 11, 2014, the Company issued 4,227,187 shares of common stock in exchange for 12,682,755 warrants and recognized a gain on the exchange of approximately $0.8 million included in change in fair value of financial instruments in the consolidated statements of operations for the year ended December 31, 2014.

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

In December 2013, the Company issued 103,977 fully vested common shares of the Company's common stock to the former CEO of AIA.

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

Global Eagle Entertainment Inc.
Notes to Consolidated Financial Statements

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

Stock Options

In conjunction with the Business Combination, the Company adopted its 2013 Equity Incentive Plan, which was subsequently amended and restated (as so amended and restated, the "Plan"). Under the Plan, the Administrator of the Plan, which is the compensation committee of the Company's board of directors, may grant up to 9,000,000 stock option, restricted stock, restricted stock units and other incentive awards to employees, officers, non-employee directors, and consultants, and such options or awards may be designated as incentive or non-qualified stock options at the discretion of the Administrator. As of December 31, 2015, there were 1,783,665 stock-based awards available for future grant under the Plan. Employee stock option grants have 5-year terms and employee stock options vest 1/4th on the anniversary of the vesting commencement date and 1/48th monthly thereafter, over a 4-year period. Stock options granted to our Board of Directors have 5-year terms and vest monthly over two years from the vesting commencement date. Certain stock option awards have accelerated vesting provisions in the event of a change in control or termination without cause.

Fair values were determined on the grant date using the Black-Scholes model and the following level 3 assumptions for the years ended December 31, 2015, 2014 and 2013, respectively:

	2015	2014	2013
Common stock price on grant date	$12.91	$11.53	$10.57
Expected life	3.8 years	4.0 years	3.9 years
Risk-free interest rate	1.28%	1.52%	1.13%
Expected stock volatility	43%	58%	57%
Expected dividend yield	0%	0%	0%
Fair value of stock options granted	$4.41	$5.14	$4.65

Global Eagle Entertainment Inc.
Notes to Consolidated Financial Statements

The expected life of stock options granted represents the weighted average period that the stock options are expected to remain outstanding. The Company determines the expected life assumption based on the employee's expected exercise behavior including combined with estimates of the post-vesting holding period. Expected volatility is based on historical volatility of peer companies in the Company's industry that have similar vesting and contractual terms. The risk free interest rate is based on the implied yield currently available on U.S. Treasury issues with terms approximately equal to the expected life of the option. The Company currently has no history or expectation of paying cash dividends on its common stock.

Stock option activity for year ended December 31, 2015 is as follows (in thousands except per share and contractual term data):

Global Eagle Stock Option Plan	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2015	5,771	$10.64
Granted	1,443	$12.91
Exercised	(588)	$9.79
Forfeited	(1,001)	$11.25
Outstanding at December 31, 2015	5,625	$11.20	3.18	$204
Exercisable at December 31, 2015	2,555	$10.67	2.75	$99
Vested and expected to vest after December 31, 2015	5,095	$11.13	3.12	$191

The following is a summary of the Company's stock options outstanding at December 31, 2015 (in thousands except per share data):

Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Term	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$13.15 - $16.70	855	4.03	$13.68	298	$13.86
$11.44 - $13.14	1,148	4.04	$12.72	149	$12.81
$10.57 - $11.43	1,151	3.44	$10.73	441	$10.71
$9.88 - $10.56	1,424	2.35	$10.00	1,064	$10.00
$8.88 - $9.87	1,047	2.40	$9.68	603	$9.71
	5,625	3.18	$11.20	2,555	$10.67

Restricted stock units

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

During the year ended December 31, 2015, the Company granted 29,000 RSUs to the Board of Directors that fully vest on the 13 month anniversary of the grant date. The Company also granted 401,000 RSUs to certain employees that vest 1/4th on the grant anniversary date over a 4 year term.

The following summarizes select information regarding our RSUs during the year ended December 31, 2015:

Global Eagle Entertainment Inc.
Notes to Consolidated Financial Statements

	Units (in thousands)	Weighted Average Grant date Fair Value	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2015	59	$12.90
Granted	430	$12.74
Vested	(49)	$12.90
Forfeited	(32)	$13.21
Balance nonvested at December 31, 2015	408	$12.71	$4,026
Vested and expected to vest at December 31, 2015	308	$12.73	$3,042

Stock-based Compensation Expense

Stock-based compensation expense related to all employee and non-employee stock-based awards was as follows for the years ended December 31, 2015, 2014 and 2013 (in thousands):

	Year ended December 31,
Stock-based compensation expense:	2015	2014	2013
Cost of sales	$322	$36	$—
Sales and marketing expenses	701	46	—
Product development	1,020	268	—
General and administrative	6,192	7,717	4,536
Total stock-based compensation expense	$8,235	$8,067	$4,536

As of December 31, 2015, the Company had approximately $14.1 million of unrecognized employee related stock-based compensation, net of estimated forfeitures, which it expects to recognize over a weighted average period of approximately 2.67 years.

Warrants

Row 44 Warrants

In conjunction with the Business Combination and on January 31, 2013, the Company converted 21,062,500 Row 44 warrants to warrants to purchase up to 721,897 shares of Global Eagle common stock. The following is a summary of all Row 44 warrants converted to warrants to purchase GEE common stock (exercise price per warrant and number of warrants presented using the conversion ratio to Global Eagle common stock used in the Row 44 Merger) outstanding at December 31, 2015:

	Weighted Average Exercise Price per Warrant	Number of Warrants (in thousands)	Weighted Average Remaining Life (in years)
Common stock warrants	$8.79	690	1.22
Series C Preferred stock warrants	$8.74	477	1.43

Global Eagle Entertainment Inc.
Notes to Consolidated Financial Statements

Global Eagle Warrants

The following is a summary of Global Eagle warrants for the year ended December 31, 2015:

Global Eagle Warrants	Number of Warrants (in thousands)	Weighted Average Exercise price	Weighted Average Remaining Contractual Term (in years)
Outstanding at January 1, 2015	10,149	$11.50
Granted	—	—
Exercised	(19)	11.50
Purchased	—	—
Exchanged for Global Eagle common stock	(3,957)	11.50
Forfeited	—	—
Outstanding and exercisable at December 31, 2015	6,173	$11.50	2.09

During the year ended December 31, 2014, the Company's Board of Directors (the “Board”) authorized the Company to repurchase GEE's public warrants for an aggregate purchase price, payable in cash and/or shares of common stock, of up to $25.0 million (inclusive of certain prior warrant purchases). In August 2015, the Board increased this amount by an additional $20.0 million. As of December 31, 2015, $16.7 million was available for warrant repurchases under this authorization. The amount the Company spends and the number of warrants repurchased varies based on a variety of factors including the warrant price. During 2015, the Company issued 1,337,760 shares of common stock in exchange for the surrender of public warrants exercisable for 3,957,280 shares of the Company's common stock.

On September 11, 2014, the Company completed an offer to all holders of the Company’s outstanding warrants exercisable for shares of the Company’s common stock, that were originally issued by GEAC and which have an exercise price of $11.50 per share (the “Warrants”), to receive 0.3333 Shares in exchange for every Warrant tendered by the holders thereof (approximately one share for every three Warrants tendered), up to a maximum of 15,000,000 Warrants. On September 11, 2014, the Company issued 4,227,187 Shares in exchange for 12,682,755 Warrants and recognized a gain on the exchange of approximately $0.8 million included in change in fair value of financial instruction instruments in the consolidated statements of operations for the year ended December 31, 2015.

During the year ended December 31, 2014, the Company also repurchased 403,054 Global Eagle Public Warrants for total cash consideration of $1.4 million. As of December 31, 2015, these repurchased warrants were not retired and were held by the Company.

During the year ended December 31, 2013, the Company purchased and retired 500,000 Global Eagle Public Warrants for a total of $0.8 million. In addition and during the year ended December 31, 2014, the Company exchanged 2.9 million Global Eagle Public Warrants for 0.9 million shares of Global Eagle common stock, at a weighted average price per common share of $14.74 per share, for total value of $13.3 million. The total value of the warrant exchange included a discount of approximately $0.6 million that was recorded as an expense in the consolidated statements of operations in the same period.

The Company accounts for its 6,173,228 and 10,148,508 public warrants as derivative liabilities at December 31, 2015 and 2014. During the years ended December 31, 2015 and 2014, the Company recorded approximately $11.9 million and $7.0 million in expense in the consolidated statements of operations as a result of the remeasurement of these warrants at the respective balance sheet dates until exercised. The fair value of warrants issued by the Company has been estimated using the warrants' quoted public market price. In the event the Company’s closing stock price is at or above $17.50 for twenty of thirty consecutive days, the Company can call the 6,173,228 public warrants and force the holders to exercise their warrants at $11.50 per share, with estimated proceeds of approximately $71.0 million.

On March 29, 2013, Global Eagle Acquisition, LLC ("Sponsor") executed a waiver relating to 7,333,334 of the sponsor warrants. The waiver relates to a specific provision of the warrant agreement that provides for a reduction of exercise price of the warrants. This provision originally triggered liability accounting as discussed above and the warrants were recorded as

Global Eagle Entertainment Inc.
Notes to Consolidated Financial Statements

derivative liabilities. The Company valued the warrants as of the waiver date and recorded the change in fair value of the warrants in earnings and reclassified the portion of the warrant liability of $9.9 million represented by these sponsor warrants to equity. As a result of the waiver, these sponsor warrants became equity warrants as of March 29, 2013. As of December 31, 2015, all of the outstanding Sponsor's warrants classified in equity were exchanged into the Company's common stock.

Note 13.    Income Taxes

United States and foreign income (loss) from continuing operations before income taxes was as follows (in thousands):

	December 31,	December 31,	December 31,
	2015	2014	2013
United States	$(9,949)	$(51,809)	$(99,503)
Foreign	9,444	5,189	(13,399)
Pretax loss from operations	$(505)	$(46,620)	$(112,902)

The income tax provision based on the income (loss) from continuing operations was as follows (in thousands):

	December 31,	December 31,	December 31,
	2015	2014	2013
Current:
Federal	$932	$2,724	$1,878
State	355	114	7
Foreign	6,786	12,804	4,858
	$8,073	$15,642	$6,743
Deferred:
Federal	$(2,691)	$(451)	$(2,742)
State	—	37	3
Foreign	(3,761)	(4,654)	(2,165)
	(6,452)	(5,068)	(4,904)
Total provision	$1,621	$10,574	$1,839

Income taxes differ from the amounts computed by applying the federal income tax rate 35%. A reconciliation of this difference is as follows (in thousands):

Global Eagle Entertainment Inc.
Notes to Consolidated Financial Statements

	December 31,	December 31,	December 31,
	2015	2014	2013
Income tax benefit at Federal statutory rate	$(177)	$(16,317)	$(39,512)
State income tax, net of federal benefit	418	4	(384)
Permanent items	5,276	3,221	25,374
Stock compensation	375	1,575	(82)
Tax credits	(586)	(626)	(3,093)
Other	746	(1,376)	1,463
Uncertain tax positions	708	2,597	95
Withholding taxes	3,431	3,386	2,831
Rate differential	(3,200)	(2,050)	5,783
Rate adjustment	(1,371)	—	60
Change in valuation allowance	(3,999)	20,160	9,304
	$1,621	$10,574	$1,839

The differences in the effective tax rates were primarily due to foreign income taxes resulting from the Company’s foreign subsidiaries’ contribution to pretax income, changes in the ratio of permanent differences to income before income taxes and withholding taxes. The 2015 rate includes a nonrecurring benefit for the release of valuation allowances previously provided against certain US deferred tax asset resulting from the Company’s restructuring undertaken during the year.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the deferred taxes were as follows (in thousands):

	December 31,	December 31,
	2015	2014
Deferred tax assets:
Intangible assets	$7,624	$11,031
Allowances and reserves	2,925	2,843
Accrued expenses	8,398	4,134
Inventory	567	567
Investments in affiliates	443	—
Stock compensation	4,527	2,611
Other	2,589	—
Tax credits	4,714	5,358
Net operating losses	38,923	55,944
Total gross deferred tax asset	70,710	82,488
Less valuation allowance	(53,199)	(73,659)
Net deferred tax assets	$17,511	$8,829

Deferred tax liabilities:
Fixed assets	$(2,756)	$(1,185)
Intangible assets	(28,240)	(24,847)
Investments in affiliates	—	(47)
Other	(8,136)	(1,095)
Total deferred tax liabilities:	(39,132)	(27,174)
Net deferred tax liabilities	$(21,621)	$(18,345)

Global Eagle Entertainment Inc.
Notes to Consolidated Financial Statements

	December 31,	December 31,
Presented on the balance sheet as follows (in thousands):	2015	2014
Deferred tax assets:
Net current deferred assets	$—	$4,719
Net noncurrent deferred assets	703	346
Total deferred tax assets	$703	$5,065

Deferred tax liabilities:
Net current deferred tax liabilities	$—	$(80)
Net noncurrent deferred tax liabilities	(22,324)	(23,330)
Total deferred tax liabilities	$(22,324)	$(23,410)

The Company has excluded excess windfall tax benefits resulting from stock option exercises as components of the Company’s gross deferred tax assets and corresponding valuation allowance disclosures, as tax attributes related to such windfall tax benefits should not be recognized until they result in a reduction of taxes payable. The tax effected amount of gross unrealized net operating loss carryforwards, and their corresponding valuation allowances resulting from stock option exercises was $1.7 million at December 31, 2015; the corresponding gross amount is $4.8 million. When realized, excess windfall tax benefits are credited to additional paid-in capital.

The Company is subject to taxation in the U.S. and various states and foreign jurisdictions. As of December 31, 2015, the Company’s tax years for 2011 through 2014 are subject to examination by the tax authorities. With certain exceptions, as of December 31, 2015, the Company’s tax returns for certain past years are still subject to examination by taxing authorities and the use of NOL carryforwards in future periods could trigger a review of attributes and other tax matters in years that are not otherwise subject to examination..

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

As of December 31, 2015, the Company has recorded a valuation allowance of $49.5 million and $3.7 million against its domestic and certain foreign deferred tax assets, respectively, due to the uncertainties over its ability to realize future taxable income in those jurisdictions. As of December 31, 2014, the valuation allowance on domestic and foreign deferred tax assets were $70.9 million and $2.8 million, respectively.

As of December 31, 2015 and December 31, 2014, the Company had federal net operating loss carry-forwards ("NOLs") of $91.9 million and $128.4 million, respectively. In addition, the Company had State net operating loss carry-forwards of $40.5 million and $64.8 million, respectively. The Company’s federal and State net operating losses will begin to expire during the fiscal years ending in December 31, 2026 and 2017, respectively. These NOLs may be used to offset future taxable income, to the extent the Company generates any taxable income, and thereby reduce or eliminate future federal income taxes otherwise payable.

The Internal Revenue Code of 1986, as amended, imposes substantial restrictions on the utilization of net operating losses in the event of an “ownership change” of a corporation. Accordingly, a company’s ability to use net operating losses may be limited as prescribed under Internal Revenue Code Section 382 (“IRC Section 382”). Events which may cause limitations in the amount of the net operating losses that the Company may use in any one year include, but are not limited to, a cumulative ownership change of more than 50% over a three-year period. Due to the effects of historical equity issuances, the Company has determined that the future utilization of a portion of its net operating losses is limited annually pursuant to IRC Section 382. The Company has determined that none of its net operating losses will expire because of the annual limitation.

Global Eagle Entertainment Inc.
Notes to Consolidated Financial Statements

As of December 31, 2015 U.S. taxes were not provided for on the cumulative earnings of the Company’s foreign subsidiaries as the Company has invested or expects to invest the undistributed earnings indefinitely. If in the future these earnings are repatriated to the United States, or if the Company determines that the earnings will be remitted in the foreseeable future, additional tax provisions may be required. It is not practicable to calculate the deferred taxes associated with these earnings because of the variability of multiple factors that would need to be assessed at the time of any assumed repatriation; however, foreign tax credits may be available to reduce federal income taxes in the event of distribution.

As of December 31, 2015 and 2014, the liability for income taxes associated with uncertain tax positions was $4.6 million and $4.2 million, respectively.

The net increase in the liabilities during 2015 is primarily attributable to activity related to ongoing examinations by the Canada Revenue Agency regarding the taxability and presence of the subsidiary’s locations in Dubai and whether income derived from Dubai would have constituted taxable earnings subject to Canadian income tax. The net amounts of $4.5 million and $3.2 million as of December 31, 2015 and 2014, respectively, if recognized, would favorably affect the Company’s effective tax rate.

The following table summarizes the changes to unrecognized tax benefits for the years ended December 31, 2015 and 2014 (in thousands):

	2015	2014
Balance at beginning of year	$4,237	$2,831
Reversal of prior tax positions	—	(1,795)
Additions based on tax positions related to the current year	400	3,201
Balance at end of year	$4,637	$4,237

The Company’s continuing practice is to recognize interest and penalties, if any, related to uncertain tax positions in income tax expense. As of December 31, 2015 and 2014, the Company had accrued $1.4 million and $1.0 million, respectively, of interest and penalties related to uncertain tax positions.

It is reasonably possible that the amount of the unrecognized benefit with respect to certain of the Company’s unrecognized tax positions may significantly decrease within the next 12 months. These changes may be the result of ongoing audits.

The following table summarizes the changes in the valuation allowance balance for the years ended December 31, 2015, 2014 and 2013 (in thousands):

Balance at December 31, 2012	$39,122
Acquired valuation allowance from purchased acquisitions	2,356
Increase in valuation allowance	9,304
Balance at December 31, 2013	$50,782
Increase in valuation allowance	22,877
Balance at December 31, 2014	$73,659
Acquired valuation allowance from purchased acquisitions	(1,400)
Decrease in valuation allowance	(19,060)
Balance at December 31, 2015	$53,199

Global Eagle Entertainment Inc.
Notes to Consolidated Financial Statements

Note 14.    Notes Payable

The following table sets forth our outstanding notes payable (in thousands):

	Year ended December 31,
	2015	2014
Current notes payable
Current portion of term loan	$690	$690
Current portion of commercial mortgage loan	59	62
Non-current notes payable
Convertible senior notes	70,013	—
Term loan	654	1,344
Commercial mortgage loan	796	882
Other	30	37
Total notes payable	$72,242	$3,015

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

The Company may not redeem the Convertible Notes prior to February 20, 2019. The Company may, at its option, redeem all or part of the Convertible Notes at any time (i) on or after February 20, 2019 if the last reported sale price per share of the Company’s common stock has been at least 130% of the conversion price then in effect for at least 20 trading days during any 30 consecutive trading day period ending on, and including, the trading day immediately preceding the date on which the Company provides written notice of redemption and (ii) on or after February 20, 2022 regardless of the sale price condition described in clause (i), in each case, at a redemption price equal to 100% of the principal amount of the Convertible Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date. Upon conversion of any Convertible Note,

Global Eagle Entertainment Inc.
Notes to Consolidated Financial Statements

the Company shall pay or deliver to the converting Holder, cash, shares of Common Stock or a combination of cash and shares of the Company's common stock, at the Company's election.

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

In accounting for the direct transaction costs (the "issuance costs") related to the Convertible Notes, the Company allocated the total amount of issuance costs incurred to the liability and equity components based on their relative values. The Company recorded issuance costs of $1.8 million and $0.3 million to the liability and equity components, respectively. Issuance costs, including fees paid to the initial purchasers who acted as intermediaries in the placement of the Convertible Notes, attributable to the liability component are included within "Other current assets" and "Other non-current assets" in the condensed consolidated balance sheets and are being amortized to interest expense over the term of the Convertible Notes, and the issuance costs attributable to the equity component were netted with the equity component and included within "Additional paid-in capital" in the condensed consolidated balance sheets. Interest cost related to the amortization expense of the issuance costs associated with the liability component was not material during the twelve months ended December 31, 2015.

As of December 31, 2015, the outstanding Convertible Notes balance, net of the discount associated with the equity component, was $70.0 million.

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

With the acquisition of IFES on October 18, 2013, the Company assumed approximately $1.3 million of debt in the form of two facility letters for a commercial mortgage loan with a bank for $0.2 million and $1.1 million. The mortgage letters mature in October 2014 and 2032, respectively, and bear interest at a rate equal to 1.75% during the twelve months ended December 31, 2015. Interest is paid on a monthly basis. There was no accrued interest on the credit facilities as of December 31, 2015 or December 31, 2014. There was $0.9 million in borrowings outstanding under the remaining facility letter as of December 31, 2015 and December 31, 2014.

Citibank Loans

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

As of December 31, 2015, there was $1.3 million outstanding and as of December 31, 2014, there was $2 million outstanding under the Citibank Term Loans. As of December 31, 2015 and December 31, 2014, there was $20.0 million available for future borrowings under the Citibank Revolving Loans.

Global Eagle Entertainment Inc.
Notes to Consolidated Financial Statements

Bank loan

AIA had an unsecured four-year loan of $15.9 million from UniCredit Bank AG, Munich, Germany. The loan was subject to initial repayment of $0.7 million and thereafter regular half-yearly repayments of $2.2 million, no prepayment penalties and variable interest based on the six-month Euribor plus 2.35%. In order to avoid any exposure to the risk from rising interest rates associated with variable interest obligations, a portion of the variable interest payments was converted into fixed interest obligations by means of interest rate swaps over the term of the loan. During 2014, the Company repaid all outstanding principal and accrued interest on the note.

Subordinated bank loan

AIA held a note payable of $2.6 million for mezzanine financing obtained through a financing program of Capital Efficiency Group AG, Zug, Switzerland. The note had an interest rate of 8.8% per year, where a payment of 1% had to be made each year and interest of 7.8% on the principal had to be paid every quarter. This financing program matured in March 2014 and all outstanding principal and accrued interest was repaid.

The aggregate contractual maturities of all long-term debt obligations due subsequent to December 31, 2015, are as follows (in thousands):

Years Ending December 31,	Amount
2016	$869
2017	831
2018	68
2019	68
2020	60
Thereafter	83,056
Total	$84,952

Note 15.    Business Segments

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

Global Eagle Entertainment Inc.
Notes to Consolidated Financial Statements

Segment revenue, expenses and contribution profit for the years ended December 31, 2015, 2014, and 2013 derived from the Company's Connectivity and Content segments were as follows (in thousands):

	Year Ended December 31,
	2015			2014			2013
	Content	Connectivity	Consolidated	Content	Connectivity	Consolidated	Content	Connectivity	Consolidated
Revenue:
Licensing and services	$308,153	$96,906	$405,059	$277,389	$74,839	$352,228	$181,885	$51,350	$233,235
Equipment	—	20,971	20,971	—	35,507	35,507	—	26,487	26,487
Total Revenue	308,153	117,877	426,030	277,389	110,346	387,735	181,885	77,837	259,722

Operating Expenses:
Cost of Sales
Licensing and Services	203,693	57,942	261,635	195,454	54,881	250,335	134,207	42,590	176,797
Equipment	—	17,521	17,521	—	31,538	31,538	—	21,141	21,141
Total Cost of Sales	203,693	75,463	279,156	195,454	86,419	281,873	134,207	63,731	197,938
Contribution Profit	104,460	42,414	146,874	81,935	23,927	105,862	47,678	14,106	61,784
Other Operating Expenses			155,685			142,845			107,308
Loss from Operations			(8,811)			(36,983)			(45,524)
Other income (expense)			8,306			(9,637)			(67,378)
Loss before income taxes			(505)			(46,620)			(112,902)
Income tax provision			1,621			10,574			1,839
Net loss			$(2,126)			$(57,194)			$(114,741)

At December 31, 2015 and 2014, the Company’s net assets and liabilities by segment were as follows (in thousands):

	December 31, 2015
	Connectivity	Content	Corporate	Total
Cash	$3,404	$119,487	$100,661	$223,552
Accounts receivable, net	15,577	77,774	98	93,449
Goodwill	19,273	74,523	—	93,796
Intangibles	7,696	126,071	—	133,767
Other	49,429	34,395	11,151	94,975
Total assets	95,379	432,250	111,910	639,539
				—
Accounts payable and accrued expenses	10,187	97,699	22,755	130,641
Deferred tax liability	1,946	20,022	356	22,324
Notes payable	—	885	71,357	72,242
Derivative fair value	—	—	24,076	24,076
Other	11,623	21,336	3,536	36,495
Total liabilities	23,756	139,942	122,080	285,778
Total net assets	$71,623	$292,308	$(10,170)	$353,761

Global Eagle Entertainment Inc.
Notes to Consolidated Financial Statements

	December 31, 2014
	Connectivity	Content	Corporate	Total
Cash	$8,350	$74,447	$114,851	$197,648
Accounts receivable, net	18,422	66,882	213	85,517
Goodwill	—	53,014	—	53,014
Intangibles	749	121,725	—	122,474
Other	41,053	29,511	4,378	74,942
Assets	68,574	345,579	119,442	533,595

Accounts payable and accrued expenses	13,366	78,592	7,370	99,328
Deferred tax liability	39	23,367	4	23,410
Notes payable	—	981	2,034	3,015
Derivative fair value	—	—	52,671	52,671
Other	11,800	30,783	(41)	42,542
Liabilities	25,205	133,723	62,038	220,966
Total net assets	$43,369	$211,856	$57,404	$312,629

Geographical revenues by segment for the years ended December 31, 2015, 2014, and 2013 were as follows (in thousands):

	2015	2014	2013
Connectivity:
United States	$102,598	$92,914	$77,837
Europe	14,833	13,807	—
Other	446	3,625	—
Total Connectivity revenue by region	117,877	110,346	77,837
Content:
United States and Canada	78,662	59,317	89,520
Europe	39,738	47,917	58,889
Asia and the Middle East	155,818	114,886	29,871
Other	33,935	55,269	3,605
Total Content revenue by region	$308,153	$277,389	$181,885

Note 16.    Concentrations

Concentrations of Credit and Business Risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash and cash equivalents and accounts receivable.

At December 31, 2015, 2014 and 2013, the Company's cash and cash equivalents were maintained primarily with major U.S. financial institutions and foreign banks. Deposits with these institutions at times exceed the federally insured limits, which potentially subjects the Company to concentration of credit risk. The Company has not experienced any losses related to these balances and believes that there is minimal risk.

A substantial portion of the Company's revenue is generated through arrangements with one airline customer. The Company may not be successful in renewing these agreements, or if they are renewed, they may not be on terms as favorable as

Global Eagle Entertainment Inc.
Notes to Consolidated Financial Statements

current agreements. The percentage of revenue generated through the customer representing more than 10% of consolidated revenue is as follows:

	Year ended December 31,
	2015	2014	2013
Southwest Airlines as percentage of total revenue	23%	24%	22%
Southwest Airlines as percentage of total Connectivity revenue	85%	83%	72%

No other customer accounted for revenues greater than 10% for the 3 years presented.
Accounts Receivable balances from Southwest Airlines represented 6% of total accounts receivable at December 31, 2015 and 13% of total accounts receivable at December 31, 2014.

Note 17.    Net Loss Per Share

Basic loss per share (EPS) is computed using the weighted-average number of common shares outstanding during the period. Diluted loss per share is computed using the weighted-average number of common shares and the dilutive effect of contingent shares outstanding during the period. Potentially dilutive contingent shares, which primarily consist of stock options issued to employees and consultants, restricted stock units, warrants issued to third parties and accounted for as equity or liability instruments and convertible senior notes have been excluded from the diluted loss per share calculation because their effect is anti-dilutive. As illustrated in the table below, the change in the fair value of the Company’s warrants, which are assumed to be converted into the Company’s common stock upon exercise, are adjusted to net income for purposes of computing dilutive loss per share for the year ended December 31, 2015. Common shares to be issued upon the exercise of warrant instruments classified as liabilities are included in the calculation of diluted loss per share when dilutive.

The following table sets forth the computation of basic and diluted net loss per share of common stock (in thousands, except per share amounts):

	2015	2014	2013
Net income (loss) (Numerator):
Net loss	$(2,126)	$(57,194)	$(114,741)
Net income attributable to noncontrolling interest	—	194	290
Net loss attributable to Global Eagle Entertainment, Inc. common stockholders for basic and diluted EPS	$(2,126)	$(57,388)	$(115,031)

Less: adjustment for change in fair value on warrants liability for diluted EPS after assumed exercise of warrants liability	11,938	—	—
Net loss for dilutive EPS	$(14,064)	$(57,388)	$(115,031)

Shares (Denominator):
Weighted average common shares outstanding - basic	77,558	73,300	53,061
Dilutive effect of stock options and warrants	836	—	—
Weighted average common shares outstanding - diluted	78,394	73,300	53,061

Net loss per share - basic	$(0.03)	$(0.78)	$(2.17)
Net loss per share - diluted	$(0.18)	$(0.78)	$(2.17)

As of each period end, the following weighted average common equivalent shares were excluded from the calculation of the Company's net income (loss) per share as their inclusion would have been antidilutive (in thousands):

Global Eagle Entertainment Inc.
Notes to Consolidated Financial Statements

	2015	2014	2013
Stock options	3,200	2,025	3,457
Restricted stock units	44	3	—
Non-employees stock options	1	5	—
Equity warrants	430	1,101	7,596
Convertible notes	3,850	—	—
Liability warrants	—	1,356	18,893

Note 18.    Quarterly Financial Data (Unaudited)

The following quarterly consolidated statements of operations for the quarters in the years ended December 31, 2015 and 2014 are unaudited, and have been prepared on a basis consistent with our audited consolidated annual financial statements, and include, in the opinion of management, all normal recurring adjustments necessary for the fair statement of the financial information contained in those statements.

	Quarter ended,
(in thousands)	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015
Revenue	$85,968	$98,145	$102,623	$100,999	$100,305	$102,376	$110,114	$113,235
Operating expenses:
Cost of sales	65,117	74,608	73,618	68,530	69,426	66,083	71,456	72,191
Sales and marketing expenses	2,835	3,322	3,980	3,150	3,275	4,964	4,819	4,647
Product development	3,922	4,465	7,212	7,411	7,230	6,451	7,766	7,163
General and administrative	17,067	17,143	17,172	26,391	18,119	18,326	22,102	23,418
Amortization of intangible assets	6,419	6,146	6,049	5,938	5,983	6,005	7,286	7,720
Restructuring charges	—	—	2,606	1,617	302	—	66	43
Total operating expenses	95,360	105,684	110,637	113,037	104,335	101,829	113,495	115,182
Loss from operations	(9,392)	(7,539)	(8,014)	(12,038)	(4,030)	547	(3,381)	(1,947)
Interest income (expense), net	(161)	42	175	32	(245)	(583)	(803)	(861)
Change in fair value of financial instruments	(15,518)	21,326	(5,253)	(7,510)	954	14,789	(1,877)	(1,928)
Other income (expense), net	179	(990)	(984)	(975)	(796)	(443)	(576)	675
Loss before income taxes	(24,892)	12,839	(14,076)	(20,491)	(4,117)	14,310	(6,637)	(4,061)
Income tax expense	1,257	843	1,454	7,020	(686)	1,323	235	749
Net loss	(26,149)	11,996	(15,530)	(27,511)	(3,431)	12,987	(6,872)	(4,810)
Non-controlling interests	194	—	—	—	—	—	—	—
Net loss attributable to common stockholders	$(26,343)	$11,996	$(15,530)	$(27,511)	$(3,431)	$12,987	$(6,872)	$(4,810)

Net income (loss) per common share - basic	$(0.37)	$0.17	$(0.21)	$(0.36)	$(0.04)	$0.17	$(0.09)	$(0.06)
Net income (loss) per common share - diluted	$(0.37)	$(0.13)	$(0.21)	$(0.36)	$(0.06)	$(0.02)	$(0.09)	$(0.06)

Weighted average common shares basic	71,978	71,988	72,877	76,313	76,874	77,111	77,753	78,476
Weighted average common shares diluted	71,978	72,468	72,877	76,313	78,725	78,518	77,753	78,476

Global Eagle Entertainment Inc.
Notes to Consolidated Financial Statements

Note 19.    Restructuring

The Company records the cost reduction plan activities in accordance with the Accounting Standards Codification (ASC), including ASC 420 Exit or Disposal Cost Obligations, ASC 712 Compensation-Nonretirement Postemployment Benefits and ASC 360 Property, Plant, and Equipment (Impairment or Disposal of Long-Lived Assets).

During the third quarter ended September 30, 2014, the Company implemented a plan to improve operational efficiencies, which included the closure of its German-based operations and facilities, centralization of its international financial operations, and realignment of its international and U.S. tax structure (the “Plan”). During 2014, in conjunction with the Plan, the Company committed to a reduction in force. As of September 23, 2014, the Company communicated the reduction to affected employees. The Company substantially completed the implementation of its Plan by the third quarter of 2015.

The Company estimated that $4.7 million to $5.2 million of restructuring charges would be incurred in connection with the Plan, including:

(1)
The Company estimated that it would incur total expenses relating to employee termination benefits, which primarily include severance and transitional-related expenses, of approximately $2.7 million, all of which represents cash expenditures which were incurred and expensed through December 31, 2015.

(2)
In connection with the closure of its German operations pursuant to the Plan, the Company disposed of approximately 11000 square feet of leased facilities in Duisburg and Munich, Germany, representing approximately 6% of its global facilities square footage. The Company incurred an aggregate of approximately $0.4 million of facilities disposal charges pursuant to the Plan through December 31, 2015.

(3)
From the third quarter of 2014 through the fourth quarter of 2015, the Company anticipated to incur periodic restructuring expenditures in an aggregate amount of $1.5 million to $2.0 million, comprised of legal and professional fees associated with the execution of the Plan. Through December 31, 2015, the Company incurred and expensed approximately $1.5 million in legal and professional fees in connection with the Plan.

The following table summarizes the charges recorded during the year ended December 31, 2015 related to the restructuring plan by type of activity (in thousands):

	Termination benefits	Leases and other contractual obligations	Other	Total

Restructuring charges	$238	$107	$66	$411
Total Restructuring charges	$238	$107	$66	$411

The following table summarizes the charges and spending relating to the restructuring plan (in thousands):

	Termination Costs	Leases and other contractual obligations	Other	Total
Restructuring reserves as of January 1, 2015	$809	$39	$1,076	$1,924

Expense	238	107	66	411
Payments	(1,047)	(146)	(1,142)	(2,335)
Restructuring reserves as of December 31, 2015	$—	$—	$—	$—

EXHIBIT INDEX

Exhibit No.	Document
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

10.2
Waiver dated March 29, 2013 by Global Eagle Acquisition LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-35176) filed with the SEC on March 29, 2013).

10.3**
System and Services Agreement dated January 2011 by and between Norwegian Air Shuttle and Row 44, Inc. (incorporated by reference to Exhibit 10.7 to Amendment No. 2 to the Company’s Current Report on Form 8-K (File No. 001-35176), filed with the SEC on May 16, 2013).

10.4**
OEM Purchase and Development Agreement, dated October 12, 2009, by and between TECOM Industries, Inc. and Row 44, Inc., as amended on December 19, 2011, December 23, 2011, January 6, 2012 and January 18, 2012 (incorporated by reference to Exhibit 10.8 to Amendment No. 2 to the Company’s Current Report on Form 8-K (File No. 001-35176), filed with the SEC on May 16, 2013).

10.5**
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

10.8**
Amendment No. 16, dated May 15, 2013, to Master Services Agreement, dated December 21, 2007, by and between Hughes Network Systems, LLC and Row 44, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-35176), filed with the SEC on August 9, 2013).

10.9**
Amendment No. 18, dated June 25, 2013, to Master Services Agreement, dated December 21, 2007, by and between Hughes Network Systems, LLC and Row 44, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 001-35176), filed with the SEC on August 9, 2013).

10.10**
Amendment No. 19, dated July 1, 2013, to Master Services Agreement, dated December 21, 2007, by and between Hughes Network Systems, LLC and Row 44, Inc. (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q (File No. 001-35176), filed with the SEC on November 12, 2013).

10.11**
Amended and Restated Master Services Agreement, dated December 31, 2013, by and between Hughes Network Systems, LLC and Row 44, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-35176), filed with the SEC on January 7, 2014).

10.12**
Amendment No. 1 to Amended and Restated Master Services and Master Purchase Agreement, dated February 12, 2015, by and between Hughes Network Systems, LLC and Row 44, Inc. (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q (File No. 001-35176), filed with the SEC on May 8, 2015).

10.13**
Amended and Restated Supply and Services Agreement dated February 1, 2013 by and between Row 44, Inc. and Southwest Airlines Co. (incorporated by reference to Exhibit 10.12 to Amendment No. 2 to the Company’s Current Report on Form 8-K (File No. 001-35176), filed with the SEC on May 16, 2013).

10.14*
Non-Competition Agreement, dated October 2, 2013, by and between the Company and Louis Bélanger-Martin (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-35176), filed with the SEC on October 3, 2013).

10.15
Convertible Note Purchase Agreement between the Company and PAR Investment Partners, L.P., dated October 21, 2013 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-35176), filed with the SEC on October 21, 2013).

10.16
Amended and Restated Registration Rights Agreement among the Company and certain holders party thereto, dated January 31, 2013 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-35176), filed with the SEC on February 6, 2013).

10.17
Amendment No. 1 to the Amended and Restated Registration Rights Agreement among the Company and certain holders party thereto, dated October 21, 2013 (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 001-35176), filed with the SEC on October 21, 2013).

10.18
Voting Rights Waiver Agreement between the Company and Putnam Investment Management, LLC, dated October 21, 2013 (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K (File No. 001-35176), filed with the SEC on October 21, 2013).

10.19*
Global Eagle Entertainment Inc. Amended and Restated 2013 Equity Incentive Plan (incorporated by reference to Appendix A to the Global Eagle Entertainment Inc. Definitive Proxy Statement on Schedule 14A (File No. 001-35176), filed on April 30, 2015).

10.20*
Form of Incentive Stock Option Agreement pursuant to The Global Eagle Entertainment Inc. 2013 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-35176), filed with the SEC on December 24, 2013).

10.21*
Form of Nonstatutory Stock Option Agreement pursuant to The Global Eagle Entertainment Inc. 2013 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-35176), filed with the SEC on December 24, 2013).

10.22*
Form of Stock Restriction Agreement pursuant to The Global Eagle Entertainment Inc. 2013 Equity Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 001-35176), filed with the SEC on December 24, 2013).

10.23*
Form of Restricted Stock Unit Award Agreement for Non-Employee Directors pursuant to The Global Eagle Entertainment Inc. 2013 Equity Incentive Plan (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q (File No. 001-35176), filed with the SEC on May 8, 2015).

10.24*
Form of Restricted Stock Unit Award Agreement for Executives pursuant to The Global Eagle Entertainment Inc. 2013 Equity Incentive Plan (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q (File No. 001-35176), filed with the SEC on May 8, 2015).

10.25* **
2015 Global Eagle Entertainment Inc. Annual Incentive Plan (incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q (File No. 001-35176), filed with the SEC on May 8, 2015).

10.26*
Separation Agreement and General Release, dated July 9, 2014, by and between Global Eagle Entertainment Inc. and John LaValle (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-35176) filed with the SEC on July 15, 2014).

10.27*
Consulting Agreement, dated July 9, 2014, by and between Global Eagle Entertainment Inc. and John LaValle (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-35176) filed with the SEC on July 15, 2014).

10.28*
Executive Employment Agreement, dated July 9, 2014, by and between Global Eagle Entertainment Inc. and David M. Davis (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-35176) filed with the SEC on July 15, 2014).

10.29*
Amendment No. 1 to the Executive Employment Agreement, dated April 12, 2015, by and between Global Eagle Entertainment Inc. and David M. Davis (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-35176) filed with the SEC on April 16, 2015).

10.30*	Amendment No. 2 to the Executive Employment Agreement, dated March 10, 2016, by and between Global Eagle Entertainment Inc. and David M. Davis.
10.31*
Executive Employment Agreement, made as of November 3, 2014, by and between Global Eagle Entertainment Inc. and Michael Zemetra (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-35176) filed with the SEC on November 6, 2014).

10.32
Tender Support Agreement, dated as of August 13, 2014, between Global Eagle Entertainment Inc. and Harry E. Sloan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-35176) filed with the SEC August 18, 2014).

10.33
Tender Support Agreement, dated as of August 13, 2014, between Global Eagle Entertainment Inc. and Jeff Sagansky (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-35176) filed with the SEC August 18, 2014).

10.34
Loan and Security Agreement, dated as of December 22, 2014, by and among Citibank, N.A., the Company, and the direct or indirect domestic subsidiaries of the Company listed on Schedule 1 of the Agreement or otherwise a party to the Agreement from time to time (incorporated by reference to Exhibit 10.36 to the Company’s Annual Report on Form 10-K (File No. 001-35176) filed with the SEC on March 17, 2014).

10.35
Consent to Loan and Security Agreement, dated as of December 22, 2014, by and among Citibank, N.A., the Company, and the direct or indirect domestic subsidiaries of the Company listed on Schedule 1 thereto or otherwise a party thereto from time to time (incorporated by reference to Exhibit 10.37 to the Company’s Annual Report on Form 10-K (File No. 001-35176) filed with the SEC on March 17, 2014).

10.36**
Framework Agreement, dated October 24, 2014, between the Company and New Skies Satellites B.V. (incorporated by reference to Exhibit 10.38 to the Company’s Amendment No. 1 on Form 10-K/A (File No. 001-35176) filed with the SEC on September 24, 2015).

10.37**
Amendment No. 1 to the Framework Agreement, dated February 11, 2015, between the Company and New Skies Satellites B.V. (incorporated by reference to Exhibit 10.39 to the Company’s Amendment No. 1 on Form 10-K/A (File No. 001-35176) filed with the SEC on September 24, 2015).

10.38**
Amendment No. 2 to the Framework Agreement, dated July 24, 2015, between the Company and New Skies B.V. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-35176) filed with the SEC on November 9, 2015).

10.39**
Master Services Agreement, dated October 24, 2014, between the Company and New Skies Satellites B.V. (incorporated by reference to Exhibit 10.40 to the Company’s Amendment No. 1 on Form 10-K/A (File No. 001-35176) filed with the SEC on September 24, 2015).

10.40	Non-Employee Director Compensation Policy (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q (File No. 001-35176) filed with the SEC on May 8, 2015).
10.41*	Employment Agreement, dated October 1, 2013, by and between Global Eagle Entertainment Inc. and Jay Itzkowitz.
10.42*	Employment Agreement, dated August 6, 2014, by and between Global Eagle Entertainment Inc. and Wale Adepoju.
10.43*	Employment Agreement, dated May 14, 2014, by and between Global Eagle Entertainment Inc. and Aditya N. Chatterjee.
10.44*	Letter Agreement, dated March 11, 2016, by and between Global Eagle Entertainment Inc. and Louis Bélanger-Martin.
14.1	Form of Code of Ethics. (incorporated by reference to Exhibit 14 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-172267), filed with the SEC on March 21, 2011).
21.1	List of Subsidiaries.
23.1	Consent of Ernst & Young, LLP, Independent Registered Public Accounting Firm.
31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).
31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).
32.1	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
32.2	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
101.INS	XBRL Instance Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
*	Management contract or compensatory plan or arrangement.
**	Confidential treatment has been requested or granted for certain portions omitted from this Exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

51