Form 10-Q
period 2016-03-31
Global Eagle Entertainment Inc.
filed 2016-05-09
CIK 1512077

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED March 31, 2016
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

(Class)	(Outstanding as of May 6, 2016)
COMMON STOCK, $0.0001 PAR VALUE	78,057,929	SHARES*
* Excludes 3,053,634 shares held by a wholly owned subsidiary of the registrant.

GLOBAL EAGLE ENTERTAINMENT INC.

PART I — FINANCIAL INFORMATION

GLOBAL EAGLE ENTERTAINMENT INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	March 31, 2016	December 31, 2015
ASSETS	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$219,182	$223,552
Accounts receivable, net	88,594	93,449
Loan receivable from related party	2,514	—
Content library, current	15,692	12,330
Inventories	18,898	14,998
Prepaid and other current assets	25,610	27,209
TOTAL CURRENT ASSETS:	370,490	371,538
Property, plant and equipment, net	44,399	39,066
Goodwill	93,051	93,796
Intangible assets, net	113,990	121,437
Other non-current assets	17,759	12,024
TOTAL ASSETS	$639,689	$637,861
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$132,024	$118,530
Deferred revenue	10,027	10,449
Warrant liabilities	18,211	24,076
Notes payable and accrued interest, current	734	749
Other current liabilities	12,020	12,111
TOTAL CURRENT LIABILITIES:	173,016	165,915
Deferred tax liabilities, non-current	21,060	22,324
Deferred revenue, non-current	6,128	6,345
Notes payable and accrued interest, non-current	69,791	69,815
Other non-current liabilities	17,071	19,701
TOTAL LIABILITIES	287,066	284,100

COMMITMENTS AND CONTINGENCIES

EQUITY:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized, 0 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively	—	—
Common stock, $0.0001 par value; 375,000,000 shares authorized, 81,724,175 and 81,676,390 shares issued, 78,670,541 and 78,622,756 shares outstanding, at March 31, 2016 and December 31, 2015, respectively	8	8
Treasury stock, 3,053,634 shares at March 31, 2016 and December 31, 2015	(30,659)	(30,659)
Additional paid-in capital	690,060	688,696
Subscriptions receivable	(534)	(528)
Accumulated deficit	(305,869)	(303,457)
Accumulated other comprehensive loss	(383)	(299)
TOTAL GLOBAL EAGLE ENTERTAINMENT INC. STOCKHOLDERS' EQUITY	352,623	353,761
TOTAL LIABILITIES AND EQUITY	$639,689	$637,861

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GLOBAL EAGLE ENTERTAINMENT INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In thousands, except per share amounts)

	Three Months Ended March 31,
	2016	2015
Revenue	$113,817	$100,305
Operating expenses:
Cost of sales	76,768	69,426
Sales and marketing expenses	4,672	3,275
Product development	8,746	7,230
General and administrative	21,221	18,119
Amortization of intangible assets	7,403	5,983
Restructuring charges	—	302
Total operating expenses	118,810	104,335
Loss from operations	(4,993)	(4,030)
Other income (expense):
Interest expense, net	(804)	(245)
Change in fair value of derivatives	5,865	954
Other income (expense), net	680	(796)
Income (loss) before income taxes	748	(4,117)
Income tax expense (benefit)	3,160	(686)
Net loss	$(2,412)	$(3,431)

Net loss per common share – basic	$(0.03)	$(0.04)
Net loss per common share – diluted	$(0.03)	$(0.06)

Weighted average common shares – basic	78,643	76,874
Weighted average common shares – diluted	78,643	78,725

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GLOBAL EAGLE ENTERTAINMENT INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)
(In thousands)

	Three Months Ended March 31,
	2016	2015
Net loss	$(2,412)	$(3,431)
Other comprehensive loss:
Unrealized foreign currency translation losses	(84)	(228)
Other comprehensive loss	(84)	(228)
Comprehensive loss	$(2,496)	$(3,659)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GLOBAL EAGLE ENTERTAINMENT INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)
(In thousands)

	Common Stock		Treasury Stock		Additional	Subscriptions	Accumulated	Accumulated Other	Total
	Shares	Amount	Shares	Amount	Paid-in Capital	Receivable	Deficit	Comprehensive Income (Loss)	Stockholders' Equity
Balance at December 31, 2015	81,676	$8	(3,054)	$(30,659)	$688,696	$(528)	$(303,457)	$(299)	$353,761
Exercise of stock options	26	—	—	—	254	—	—	—	254
Restricted stock units vested and distributed, net of tax	22	—	—	—	(83)	—	—	—	(83)
Purchase of subsidiary shares from non-controlling interests	—	—	—	—	(876)	—	—	—	(876)
Stock-based compensation		—	—	—	2,069	—	—	—	2,069
Interest income on subscription receivable	—	—	—	—	—	(6)	—	—	(6)
Other comprehensive income	—	—	—	—	—	—	—	(84)	(84)
Net loss	—	—	—	—	—	—	(2,412)	—	(2,412)
Balance at March 31, 2016	81,724	$8	(3,054)	$(30,659)	$690,060	$(534)	$(305,869)	$(383)	$352,623

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GLOBAL EAGLE ENTERTAINMENT INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Three Months Ended March 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,412)	$(3,431)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	10,549	8,165
Non-cash interest expense, net	256	97
Change in fair value of derivative financial instrument	(5,865)	(954)
Stock-based compensation	2,069	2,550
Gain on sale of available for sale securities	(40)	—
Deferred income taxes	(1,317)	(3,748)
Other	363	170
Changes in operating assets and liabilities:
Accounts receivable	4,490	(6,733)
Inventory and content library	(6,124)	1,205
Prepaid expenses and other assets	(3,527)	(1,841)
Accounts payable and accrued expenses	3,889	44
Deferred revenue	(639)	(393)
Other liabilities	(91)	1,115
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	1,601	(3,754)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(3,336)	(2,651)
Issuance of loan to related party	(2,500)	—
Purchase of investments	(3,702)	—
Net proceeds from sale of available for sale securities	3,742	—
NET CASH USED IN INVESTING ACTIVITIES	(5,796)	(2,651)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of convertible senior notes	—	81,250
Repayments of notes payable	(212)	(282)
Proceeds from the exercise of common stock options	170	4,963
Other financing activities, net	—	(105)
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(42)	85,826
Effects of exchange rate movements on cash and cash equivalents	(133)	221
Net (decrease) increase in cash and cash equivalents	(4,370)	79,642
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	223,552	197,648
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$219,182	$277,290
Significant non-cash operating and investing activities:
Accrued payable for transponder equipment purchase	$4,900	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Global Eagle Entertainment Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1.     Business

Global Eagle Entertainment Inc. ("GEE") is a Delaware corporation headquartered in Los Angeles, California. GEE together with its consolidated subsidiaries are referred to herein as the “Company”. The Company's business is focused on providing Wi-Fi Internet Connectivity and Content to the travel industry.
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

Basis of Presentation

The accompanying interim condensed consolidated balance sheet as of March 31, 2016, the condensed consolidated statements of operations, the condensed consolidated statements of comprehensive loss and the condensed consolidated statements of cash flows for the three month periods ended March 31, 2016 and 2015, and the condensed consolidated statement of stockholders' equity for the three month period ended March 31, 2016, are unaudited.

In the opinion of the Company's management, the unaudited interim condensed consolidated financial statements have been prepared on the same basis as the Company's audited consolidated financial statements for the year ended December 31, 2015, and include all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of the Company's condensed consolidated balance sheets as of March 31, 2016, and its condensed consolidated statements of operations and cash flows for the three month periods ended March 31, 2016 and 2015. The results for the three month period ended March 31, 2016 are not necessarily indicative of the results expected for the full year. The consolidated balance sheet as of December 31, 2015 has been derived from the Company's audited financial statements included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission ("SEC") on March 17, 2016 (the "2015 Form 10-K").

The interim unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to SEC Form 10-Q and Article 10 of SEC Regulation S-X. They do not include all of the information and footnotes required by GAAP for complete financial statements. Therefore, these financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in the Company's 2015 Form 10-K.

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

Investments that the Company has the ability to control, and where it is the primary beneficiary, are consolidated. Any investments in affiliates over which the Company has the ability to exert significant influence, but does not control and it is not the primary beneficiary, are accounted for using the equity method of accounting. Investments in affiliates for which the Company has no ability to exert significant influence are accounted for using the cost method of accounting. The Company has no such affiliates at this time.

Use of Estimates

The preparation of the Company's consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue (allocated on the basis of the relative selling price of deliverables) and expenses during the reporting period. Significant items subject to such estimates and assumptions include revenue, allowance for doubtful accounts, the assigned value of acquired assets and assumed and contingent liabilities associated with business combinations, valuation of media content library and equipment inventory, useful lives and impairment of property and equipment, intangible assets, goodwill and other assets, the fair value of the Company's equity-based compensation awards and convertible debt instruments, and deferred income tax assets and liabilities. Actual results could differ materially from those estimates. On an ongoing basis, the Company evaluates its estimates compared to historical experience and trends, which form the basis for making judgments about the carrying value of assets and liabilities.

Segments of the Company

The Company reports its operations under two segments, Connectivity and Content. The Company's Connectivity segment provides airline customers and their passengers Wi-Fi connectivity over Ku-band satellite transmissions and to a lesser extent this segment provides airlines with operations data solutions. The Company's Content segment selects, manages, and distributes owned and licensed media content, certain digital media offerings, video and music programming, applications, and video games to the airline, maritime and non-theatrical markets.

The decision to report under two segments is principally based upon how the Company's chief operating decision maker (“CODM”) manages the Company's operations as two segments for purposes of evaluating financial performance and allocating resources. The CODM reviews revenue, cost of sales expense, and contribution profit information separately for the Company's Connectivity and Content businesses. Total segment contribution profit provides the CODM, investors and equity analysts a measure to analyze operating performance of each of the Company's business segments and its enterprise value against historical data and competitors' data, although historical results may not be indicative of future results, as operating performance is highly contingent on many factors, including customer tastes and preferences. All other financial information is reviewed by the CODM on a consolidated basis.

Table of Content
Global Eagle Entertainment Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Segment revenue, expenses and contribution profit for the three month periods ended March 31, 2016 and 2015 derived from the Company's Content and Connectivity segments were as follows (in thousands):

	Three Months Ended March 31,
	2016			2015
	Content	Connectivity	Consolidated	Content	Connectivity	Consolidated
Revenue:
Licensing and services	$83,606	$24,225	$107,831	$71,650	$22,200	$93,850
Equipment	—	5,986	5,986	—	6,455	6,455
Total revenue	83,606	30,211	113,817	71,650	28,655	100,305
Operating expenses:
Cost of sales
Licensing and services	55,637	15,757	71,394	50,002	13,698	63,700
Equipment	—	5,374	5,374	—	5,726	5,726
Total Cost of sales	55,637	21,131	76,768	50,002	19,424	69,426
Contribution profit	27,969	9,080	37,049	21,648	9,231	30,879
Other operating expenses			42,042			34,909
Loss from operations			$(4,993)			$(4,030)

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

For arrangements with multiple deliverables, the Company allocates revenue to each deliverable if the delivered item(s) has value to the customer on a standalone basis and, if the arrangement includes a general right of return relative to the delivered item, delivery or performance of the undelivered item(s) is considered probable and substantially in the control of the Company. The fair value of the selling price for a deliverable is determined using a hierarchy of (1) Company-specific objective and reliable evidence, then (2) third-party evidence, then (3) best estimate of selling price. The Company allocates any arrangement fee to each of the elements based on their relative selling prices.

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

Table of Content
Global Eagle Entertainment Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

In certain cases where the Company sells its equipment on a stand-alone basis, it may charge a fee for obtaining Supplemental Type Certificates (“STC”) obtained from the Federal Aviation Administration, which allow its equipment to operate on certain model/type of aircraft. To the extent that the Company contracts to charge STC fees in equipment-only sales, the Company will record these fees as revenue. No STC fee revenue was recognized during the three months ended March 31, 2016 or March 31, 2015.

Included in equipment revenue are certain deferred obligations that exist pursuant to the Company's contractual arrangements, which typically include, but are not limited to, technical support, regulatory support, network support and installation support. These support-based arrangements are customarily bundled with the Company's contracts and are accounted for as a single unit of account. To the extent that these support services have value on a standalone basis, the Company allocates revenue to each element in the arrangement based upon their relative fair values. Fair value is determined based upon the best estimate of the selling price, and the fair value of undelivered elements is deferred and recognized over the performance or contractual period and is included in equipment revenue. The most significant of the deferred obligations typically is network support, which includes 24/7 operational support for the airlines for which the Company incurs significant and periodic external and internal costs to deliver on a daily basis.

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

Services Revenue. Content services, such as technical services, delivery of digital media advertising, the encoding of video products, development of graphical interfaces or the provision of materials, are billed and revenue is recognized as services are performed and/or when the committed advertisement impressions have been delivered. Obligations pursuant to the Company’s advertising revenue arrangements typically include a minimum number of impressions or the satisfaction of other performance criteria. Revenue from performance-based arrangements is recognized as the related performance criteria are met. We assess whether performance criteria have been met and whether the fees are fixed or determinable based on a reconciliation of the performance criteria and an analysis of the payment terms associated with the transaction. The reconciliation of the performance criteria generally includes a comparison of third-party performance data to the contractual performance obligation and to internal or customer performance data in circumstances where that data is available. Where we enter into revenue-sharing arrangements with our customers, such as those relating to our advertising on airplanes and in airline lounges, and when we are considered the primary obligor, we report the underlying revenue on a gross basis in our consolidated statements of operations, and record these revenue-sharing payments to our customers in service costs.

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

Content

Content cost of sales consist primarily of the costs to license or purchase media content, and direct costs to service content for the airlines. Included in Content cost of sales is amortization expense associated with the purchase of film content libraries acquired in business combinations and in the ordinary course of business of $0.2 million for the three months ended March 31, 2015. There was no amortization expense included in Content cost of sales associated with the purchase of film content libraries acquired in business combinations for the three months ended March 31, 2016.

Sales and marketing

Sales and marketing expense is primarily comprised of personnel costs related to the Company's sales and marketing staff, advertising costs, including promotional events and other brand building and product marketing expenses, corporate communications, certain professional fees, occupancy costs and travel expenses.

Advertising costs are expensed as incurred. Advertising expenses for the three months ended March 31, 2016 and 2015 were not material.

Product Development

Product research and software development costs, other than certain internal-use software costs qualifying for capitalization, are expensed as incurred. Costs of computer software or websites developed or obtained for internal use that are incurred in the preliminary project and post implementation stages are expensed as incurred. Certain costs of developing internal-use software incurred during the application and development stage, which include employee and outside consulting compensation and related expenses, costs of computer hardware and software, website development costs and costs incurred in developing additional features and functionality of the services, are capitalized. The estimated useful life of costs capitalized is evaluated for each specific project. Capitalized costs are generally amortized using the straight-line method over a three year estimated useful life, beginning in the period in which the software is ready for its intended use. Unamortized amounts are included in property and equipment, net in the accompanying consolidated balance sheets. Capitalized software development costs totaled $1.1 million and $0.6 million for the three months ended March 31, 2016 and 2015, respectively.

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

Stock-Based Compensation

Stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as an expense over the requisite service period, which is the vesting period, on a straight-line basis. The Company uses the Black-Scholes option pricing model to determine the grant date fair value of stock options. This model requires the Company to estimate the expected volatility and the expected term of the stock options which are highly complex and subjective variables. The variables take into consideration, among other things, actual and projected employee stock option exercise behavior. The Company uses an expected volatility of its stock price during the expected life of the options that is based on the historical performance of the Company's stock price as well as including an estimate using similar companies. Expected term is computed using the simplified method as the Company's best estimate given its lack of actual exercise history. The Company has selected a risk-free rate based

Table of Content
Global Eagle Entertainment Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

on the implied yield available on U.S. Treasury securities with a maturity equivalent to the expected term of the stock. Stock-based awards are comprised principally of stock options and restricted stock units ("RSUs").

Stock option awards issued to non-employees are accounted for at fair value determined using the Black-Scholes option-pricing model. Management believes that the fair value of the stock options is more reliably measured than the fair value of the services received. The fair value of each non-employee stock-based compensation award is re-measured each period until performance is completed, which generally is the vesting date.

Stock Repurchases

Shares of the Company's stock repurchased by the Company are accounted for when the transaction is settled. Repurchased shares held for future issuance are classified as treasury stock. Shares formally or constructively retired are deducted from common stock at par value and from additional paid in capital for the excess of cash paid over par value. If additional paid in capital has been exhausted, the excess over par value is deducted from retained earnings. Direct costs incurred to acquire the shares are included in the total cost of the repurchased shares.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an initial maturity of 90 days or less to be cash equivalents.

Restricted Cash

The Company maintains certain letters of credit agreements with its airlines partners, which are secured by the Company’s cash for periods of less than one year and up to three years. As of March 31, 2016 and December 31, 2015, the Company had restricted cash of $3.0 million and $4.4 million, respectively. As of March 31, 2016 there was no restricted cash included in other current assets in the condensed consolidated balance sheets. As of December 31, 2015 there was $2.3 million of restricted cash included in other current assets in the condensed consolidated balance sheets. As of March 31, 2016 and December 31, 2015, there was $3.0 million and $2.1 million of restricted cash included in other non-current assets, respectively, in the condensed consolidated balance sheets.

Investment securities

Marketable investment securities, all of which are considered available-for-sale and, accordingly, are stated at fair value based on market quotes. Unrealized gains and losses, net of deferred taxes, have not been significant and are recorded as a component of other comprehensive income.

Long-Lived Assets

The Company evaluates the recoverability of its long-lived assets with finite useful lives, including its infinite lived intangible assets acquired in business combinations, for impairment when events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. Such trigger events or changes in circumstances may include: a significant decrease in the market price of a long-lived asset, a significant adverse change in the extent or manner in which a long-lived asset is being used, significant adverse change in legal factors or in the business climate, including those resulting from technology advancements in the industry, the impact of competition or other factors that could affect the value of a long-lived asset, a significant adverse deterioration in the amount of revenue or cash flows we expect to generate from an asset group, an accumulation of costs significantly in excess of the amount originally expected for the acquisition or development of a long-lived asset, current or future operating or cash flow losses that demonstrate continuing losses associated with the use of a long-lived asset, or a current expectation that, more likely than not, a long-lived asset will be sold or otherwise disposed of significantly before the end of its previously estimated useful life. The Company performs impairment testing at the asset group level that represents the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. If events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable and the expected undiscounted future cash flows attributable to the asset group are less than the carrying amount of the asset group, an impairment loss equal to the excess of the asset's carrying value over its fair value is recorded. Fair value is determined based upon estimated discounted future cash flows. Through March 31, 2016, the Company has identified no such impairment loss. Assets to be disposed of would be separately

Table of Content
Global Eagle Entertainment Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

presented on the balance sheets and reported at the lower of their carrying amount or fair value less costs to sell, and would no longer be depreciated or amortized.

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

At March 31, 2016 and December 31, 2015, there was approximately $7.7 million and $7.8 million, respectively, of deferred equipment costs included in inventory and other non-current assets. The deferred equipment costs pertain to certain costs expended in advance of services for certain airlines, and are being amortized ratably over the underlying term of the agreement through 2020.

The Company generally is not directly responsible for warranty costs related to equipment it sells to its customers. The vendors that supply each of the individual parts, which comprise the assemblies sold by the Company to customers, are responsible for equipment warranty directly to the customer.

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

Upon the sale or retirement of property or equipment, the cost and related accumulated depreciation or amortization are removed from the Company's financial statements with the resulting gain or loss reflected in the Company's results of operations. Repairs and maintenance costs are expensed as incurred.

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

As of March 31, 2016, of the $93.1 million total goodwill, $73.8 million and $19.3 million was attributed to the Company's Content and Connectivity segments, respectively. The Company's most recent annual impairment analysis was performed in the fourth quarter of the year ended December 31, 2015 and indicated that there was no impairment of goodwill at that time. Through March 31, 2016, the Company has identified no impairment indicators associated with its goodwill.

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

Net Loss Per Share

Basic loss per share (EPS) is computed using the weighted-average number of common shares outstanding during the period. Diluted loss per share is computed using the weighted-average number of common shares and the dilutive effect of contingent shares outstanding during the period. Potentially dilutive contingent shares, which primarily consist of stock options, restricted stock units, liability warrants, warrants issued to third parties and accounted for as equity instruments and convertible senior notes, have been excluded from the diluted income (loss) per share calculation because their effect is anti-dilutive. As illustrated in the table below, the change in the fair value of the Company’s warrants, which are assumed to be converted into the Company’s common stock upon exercise, are adjusted to net income for purposes of computing dilutive loss per share for the three months ended March 31, 2015. Common shares to be issued upon the exercise of warrant instruments classified as liabilities are included in the calculation of diluted loss per share when dilutive.

The computation for basic and diluted EPS was as follows (in thousands, except per share data):

	Three Months Ended March 31,
	2016	2015
Net loss (numerator):
Net loss for basic EPS	$(2,412)	$(3,431)

Less: adjustment for change in fair value on warrants liability for diluted EPS after assumed exercise of warrants liability	—	954
Net loss for dilutive EPS	$(2,412)	$(4,385)

Shares (denominator):
Weighted-average shares for basic EPS	78,643	76,874
Effect of assumed exercise of warrants liability	—	1,851
Adjusted weighted-average share for diluted EPS	78,643	78,725

Basic loss per share	$(0.03)	$(0.04)
Diluted loss per share	$(0.03)	$(0.06)

Table of Content
Global Eagle Entertainment Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Securities not included in the calculation of diluted loss per share were as follows (in thousands):

	Three Months Ended March 31,
	2016	2015

Stock options	5,550	2,708
Restricted stock units	242	25
Non-employee stock options	—	3
Equity warrants	88	537
Liability warrants	6,173	—
Convertible notes	4,447	2,026

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

The following tables summarize the Company's financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2016, and December 31, 2015, respectively (in thousands):

	March 31, 2016	Quotes Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Earn-out liability (1)	$9,073	$—	$—	$9,073
Public warrants (2)	18,211	18,211	—	—
Total financial liabilities	$27,284	$18,211	$—	$9,073

	December 31, 2015	Quotes Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Earn-out liability (1)	$9,652	$—	$—	$9,652
Public warrants (2)	24,076	24,076	—	—
Total financial liabilities	$33,728	$24,076	$—	$9,652

(1) Includes $9.1 million and $9.7 million as of March 31, 2016 and December 31, 2015, respectively, of earn-out liability for the Company's acquisitions of Western Outdoor Interactive Pvt. Ltd. ("WOI"), certain assets of RMG Networks Holding Corporation (the "RMG Assets"), navAero AB ("navAero") and Marks Systems, Inc. doing business as masFlight ("masFlight") assumed in business combinations for the year ended December 31, 2015.
(2) Includes 6,173,228 warrants originally issued in our initial public offering ("public warrants").

The following table presents the fair value roll-forward reconciliation of level 3 assets and liabilities measured at fair value basis for the period ended March 31, 2016 (in thousands):

Earn-Out Liability
Balance, December 31, 2015	$9,652
Change in value	(579)
Balance, March 31, 2016	$9,073

The valuation methodology used to estimate the fair value of the financial instruments in the table above is summarized as follows:

Table of Content
Global Eagle Entertainment Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Earn-Out Liability. The March 31, 2016 and December 31, 2015 fair values of the earn-out liabilities was comprised of earn-out liabilities associated with WOI, the RMG Assets, navAero and masFlight business combinations. The earn-out liabilities are estimated by using the income approach. Based on the respective purchase agreements, management estimated best case, base case, and worst case scenarios and discounted it to a present value. The sum of the discounted weighted average probabilities was used to arrive at the fair value of the earn-out liability. The current and non-current portions of the total earn-out liabilities are included in accounts payable and accrued liabilities and other non-current liabilities, respectively, on the Consolidated Balance Sheets.

Derivative Warrants. The fair value of the outstanding public warrants issued in our initial public offering ("public warrants"), recorded as derivative warrant liabilities, is determined by the Company using the quoted market prices for the public warrants, which are traded over the counter. On reporting dates where there are no active trades, the Company uses the last reported closing trade price of the public warrants to determine the fair value. The Company recorded income from the change in the fair value of these warrants during the three months periods ended March 31, 2016 and 2015 of $5.9 million and $1.0 million, respectively.

Financial Liabilities. The following table shows both the carrying amounts, which approximate the fair values, of the Company's financial liabilities in the condensed consolidated financial statements at March 31, 2016 and December 31, 2015, respectively (in thousands):

	March 31, 2016		December 31, 2015
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial liabilities:
Convertible senior notes (1)	$68,507	$62,700	$68,335	$78,557
Notes payable	$2,018	$2,018	$2,229	$2,229
(1) The fair value of the convertible senior notes is exclusive of the conversion feature, which was originally allocated for reporting purposes at $13.0 million, and is included in the condensed consolidated balance sheets within "Additional paid-in capital" (see Note 11).

Convertible Senior Notes

The estimated fair value of the convertible senior notes, which are classified as level 2 financial instruments, was determined based on the quoted bid price of the notes in an over-the-counter market on March 31, 2016.

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

Adoption of New Accounting Pronouncements and Reclassification of Debt Issuance Costs

In April 2015, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update ("ASU") No. 2015-03, Interest—Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs, amending the existing accounting standards for the presentation of debt issuance costs in the statement of financial position. The amendment requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with the treatment of a debt discount. We adopted this new guidance in the first quarter of 2016 as required, applying it on a retrospective basis for all balance sheet periods presented.

This change in accounting principle will result in a more transparent presentation of debt as debt issuance costs are similar in nature to debt discounts and in effect reduce the proceeds of borrowings as well as impact the effective interest rate on the related debt. Prior to this change in accounting principle, debt issuance costs were included in "Other non-current assets" in the consolidated balance sheets.

Table of Content
Global Eagle Entertainment Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

The table below shows the effect of the reclassification of unamortized debt issuance costs associated with our convertible senior notes in our previously reported consolidated balance sheet as of December 31, 2015 (in thousands):

	As presented December 31, 2015	Reclassifications	As adjusted December 31, 2015
Other non-current assets	$13,702	$(1,678)	$12,024
Notes payable and accrued interest, non-current	71,493	(1,678)	69,815

In September 2015, the FASB issued ASU 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments (“ASU 2015-16”). ASU 2015-16 eliminates the requirement to retrospectively account for adjustments to provisional amounts within the measurement period recognized at the acquisition date in a business combination. ASU 2015-16 requires that these adjustments be recognized in the reporting period in which the adjustment amounts are determined and be calculated as if the accounting had been completed as of the acquisition date. ASU 2015-16 was effective prospectively for fiscal years, and for interim periods within those years, beginning after December 15, 2015. The adoption of ASU 2015-16 did not have a material impact on the Company's consolidated financial statements.

In February 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis ("ASU 2015-02"). ASU 2015-02 amends the consolidation guidance for variable interest entities and voting interest entities, among other items, by eliminating the consolidation model previously applied to limited partnerships, emphasizing the risk of loss when determining a controlling financial interest and reducing the frequency of the application of related-party guidance when determining a controlling financial interest. ASU 2015-02 is effective for periods beginning after December 15, 2015, for public companies. The adoption of ASU 2015-02 did not have a material impact on our consolidated financial statements.

Recently Issued Accounting Pronouncements

In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 781), Improvements to Employee Share-Based Payment Accounting ("ASU 2016-09"), which amends and simplifies the accounting for share-based payment awards in three areas; (1) income tax consequences, (2) classification of awards as either equity or liabilities, and (3) classification on the statement of cash flows. For public companies, ASU 2016-09 is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. We are currently evaluating the impact of this standard on our consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) ("ASU 2016-02"). This update will require lease assets and lease liabilities to be recognized on the balance sheet and disclosure of key information about leasing arrangements. ASU 2016-02 is effective for the Company commencing in the first quarter of fiscal 2019 and must be adopted using a modified retrospective transition, and provides for certain practical expedients. Early adoption is permitted. We are currently evaluating the impact of this standard on our consolidated financial statements.

In July 2015, the FASB issued ASU No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory (“ASU 2015-11”). ASU 2015-11 requires that inventory measured using any method other than last-in, first out (“LIFO”) or the retail inventory method to be subsequently measured at the lower of cost or net realizable value, rather than at the lower of cost or market value. Under this ASU, subsequent measurement of inventory using the LIFO and retail inventory method is unchanged. ASU 2015-11 is effective prospectively for fiscal years, and for interim periods within those years, beginning after December15, 2016. Early application is permitted. The Company is currently evaluating the impact of this ASU on its consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers ("ASU 2014-09"), which will supersede nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of the guidance is that an entity should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. Further, the guidance requires improved disclosures to help users of financial statements better understand the nature, amount, timing and uncertainty of revenue that is recognized. The original effective date for ASU 2014-09 would have required the Company to adopt this standard beginning in the first quarter of 2017. In July 2015, the FASB voted to amend ASU 2014-09 by approving a one-year

Table of Content
Global Eagle Entertainment Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

deferral of the effective date as well as providing the option to early adopt the standard on the original effective date. Accordingly, the Company may not adopt the standard until the first quarter of 2018. The new revenue standard may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. We are currently evaluating the timing of its adoption and the impact of adopting the new revenue standard on our consolidated financial statements.

Note 3. Business Combinations

During the quarter ended September 30, 2015, the Company completed four acquisitions. The following table summarizes the preliminary fair value of the assets and liabilities assumed in the acquisitions (in thousands):

	Weighted Average Useful Life (Years)	Amounts at December 31, 2015 (Preliminary)	Adjustments	Purchase Price Allocation, as Adjusted
Goodwill		$41,093	$(812)	$40,281
Customer relationships	7.6	14,000	—	14,000
Developed technology	5.7	21,900	—	21,900
Trade name	5.0	200	—	200
Accounts receivable		6,450	—	6,450
Property and equipment		1,783	—	1,783
Deferred tax liability (preliminary)		(11,047)	—	(11,047)
Accrued expenses		(4,379)	—	(4,379)
Other liabilities assumed, net of assets acquired (preliminary)		(1,669)	812	(857)
Total consideration transferred		$68,331	$—	$68,331

During the quarter ended March 31, 2016, the Company revised its analysis of the fair value of its acquisitions. The revised analysis related to a pre-acquisition contingency that was recently identified relating to a change in the Company's ability to recover amounts held in escrow by the seller of the RMG Assets. Due to the preliminary nature of the financial results prior to each of the acquisitions in 2015, the Company was unable to provide an accurate assessment of certain deferred tax assets, deferred tax liabilities and estimated income taxes payable for the period(s) prior to each acquisition date. As such, these balances are considered preliminary at March 31, 2016 and are expected to be finalized by June 30, 2016.

Note 4. Goodwill

The following table presents the changes in the Company’s goodwill balance for the periods presented (in thousands).

Balance at December 31, 2015	$93,796
Adjustment to RMG goodwill	(812)
Currency translation adjustment	67
Balance at March 31, 2016	$93,051

Note 5. Intangible Assets, net

As a result of the business combinations in 2013, 2014 and 2015 (the "Business Combination"), the Company acquired definite-lived intangible assets that are primarily amortized on a straight-line basis. The Company's definite-lived intangible assets have assigned useful lives ranging from 1.5 to 8 years (weighted average of 5.5 years).

Table of Content
Global Eagle Entertainment Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Intangible assets, net at March 31, 2016, consisted of the following (in thousands):

			March 31, 2016
	Weighted Average Useful Lives		Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Intangible assets:
Definite life:
Existing technology - software	5.8 years		$24,475	$4,034	$20,441
Existing technology - games	5 years		12,331	7,809	4,522
Developed technology	8 years		7,317	2,287	5,030
Customer relationships	7.5 years		133,653	55,533	78,120
Other	3.7 years		7,416	5,293	2,123
Content library (acquired in Business Combination)	1.5 years	(1)	14,298	14,298	—
Content library (acquired post Business Combination)	1.5 years		54,780	35,334	19,446
Total intangible assets			$254,270	$124,588	$129,682

			December 31, 2015
	Weighted Average Useful Lives		Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Intangible assets:
Definite life:
Existing technology - software	5.8 years		$24,474	$2,978	$21,496
Existing technology - games	5.0 years		12,331	7,193	5,138
Developed technology	8.0 years		7,317	2,058	5,259
Customer relationships	7.5 years		133,566	50,184	83,382
Other	3.7 years		7,399	4,991	2,408
Content library (acquired in Business Combination)	1.5 years		14,298	14,298	—
Content library (acquired post Business Combination)	1.5 years	(1)	49,599	33,515	16,084
Total intangible assets			$248,984	$115,217	$133,767

(1) Useful estimate based upon the content library acquired in the business combination in which the Company acquired Row 44, Inc. ("Row 44") and 86% of the shares of Advanced Inflight Alliance AG ("AIA") (the "Business Combination"), which approximates historical experience.

Content library that is expected to be licensed and generates revenues within the next twelve months is classified as Content library, current, on the Company's condensed consolidated balance sheets as of March 31, 2016 and December 31, 2015. The remainder of content library is classified and included within the intangible asset amount. The Company expects to record amortization of the intangible assets as follows (in thousands):

Table of Content
Global Eagle Entertainment Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Year ending December 31,	Amount
2016 (remaining nine months)	$33,802
2017	32,409
2018	21,524
2019	15,834
2020	14,363
Thereafter	11,750
Total	$129,682
The Company recorded amortization expense of $7.4 million and $6.1 million for the three months ended March 31, 2016 and 2015, respectively. Amortization expense excludes the amortization of the content library, which is included in cost of sales.

Note 6. Available For Sale (“AFS”) Securities

During the three months ended March 31, 2016, the Company purchased and sold AFS securities for proceeds of approximately $3.7 million and recognized a de minimis gain from the sale.

Note 7.    Commitments and Contingencies

Movie License and Internet Protocol Television (IPTV) Commitments
In the ordinary course of business, the Company has certain long-term commitments, including movie license fees and guaranteed minimum payments owed to movie content providers. In addition, the Company has certain long-term arrangements with service and television providers to license and provide content and IPTV services that are subject to future guaranteed minimum payments.
Operating Lease Commitments

The Company leases its operating facilities under noncancelable operating leases that expire through 2025. The Company also leases certain facilities and vehicles under month-to-month arrangements. Total rent expense for the three months ended March 31, 2016 and 2015 was $1.1 million and $0.9 million, respectively. The Company is responsible for certain operating expenses in connection with these leases.

Satellite Cost Commitments

During the three months ended March 31, 2016 and 2015, the Company had in place a Master Services Agreement with its satellite service provider to provide for satellite capacity over Russia, the North Atlantic and for expansion of its existing capacity in the U.S. and Europe. The Company expenses these satellite fees in the month the service is provided as a charge to cost of services.

During the year ended December 31, 2014, the Company entered into a satellite service agreement with New Skies Satellites B.V. (“SES”), as amended to provide global, Ku-band satellite bandwidth to GEE for use in GEE’s in-flight connectivity system. The SES agreement required the Company to make an up-front pre-payment of $4.0 million as well as one additional pre-payment of $4.5 million due and paid in January 2016. During the three months ended March 31, 2015, the Company entered into an agreement with Hughes Network Systems, LLC (“HNS”) to administer and assume the underlying obligations under the SES agreement, and transferred its first $4.0 million SES prepayment to HNS. The upfront $4.0 million pre-payment was applied to certain service fees through February 2016, while the $4.5 million prepaid made in January 2016 will be applied to certain future services expected to launch in 2017. In March 2016, the Company and HNS entered into an additional agreement under which HNS will deliver satellite connectivity for the Company’s next-generation, multi-band airborne services utilizing the high-throughput Ka-band Jupiter constellation of satellites. There is no cost commitment under this contract at this time because the Company has not commenced Ka-band operations to date and costs are based on actual usage.

Table of Content
Global Eagle Entertainment Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Legal Matters

On May 6, 2014, UMG Recordings, Inc., Capitol Records, Universal Music Corp. and entities affiliated with the foregoing (collectively, “UMG”) filed suit in the United States District Court for the Central District of California (the “Court”) against the Company and Inflight Productions Ltd. (“IFP”) for copyright infringement and related claims and unspecified money damages. IFP is a direct subsidiary of Global Entertainment AG (formally AIA) and an indirect subsidiary of the Company.  On April 20, 2016, the Court issued a decision granting UMG’s motion for partial summary judgment, finding that the Company and IFP willfully infringed UMG’s copyrights. The Company and UMG have scheduled a mediation for June 2016.  If the matter is not resolved by settlement, damages will be determined at a trial currently scheduled during July 2016.  The Company intends to vigorously defend the case, including by appealing the summary judgment decision and ultimate damages award.  If the UMG case proceeds to a damages trial, and the corresponding summary judgment decision remains intact, the estimated range for copyright infringement damages varies between $750 and $150,000 per infringed work. UMG has alleged the Company infringed over 4,000 works.  In the event the Company appeals the results of the damages trial, the Company must post a bond (likely cash collateralized) up to the amount of awarded damages.  While the Company believes it has meritorious defenses, and intends to vigorously defend itself in this matter, the Company is unable to reasonably predict an outcome and estimate of the potential range of loss in this matter with precision.  The outcome of this matter could also have a material adverse effect on the Company’s business, financial condition and results of operations.
On July 1, 2014, American Airlines, Inc. (“American”) filed suit in Texas State Court against IFP, and filed an amended complaint on October 29, 2014, for breach of contract and seeking a declaration that IFP must defend and indemnify American against claims that UMG and others may assert against American for copyright infringement insofar as such claims arise out of American’s use of content provided by IFP. The American lawsuit seeks unspecified money damages and liquidated damages, as well as attorney’s fees. IFP has counterclaimed on the basis that it believes it previously reached a settlement with American on this matter. IFP intends to vigorously defend itself against the American lawsuit and prosecute its counterclaim. The outcome of this matter is inherently uncertain and could have a material adverse effect on the Company’s business, financial condition and results of operations.
On August 14, 2014, SwiftAir, LLC filed suit against our wholly owned subsidiary Row 44, Inc. and one of its customers for breach of contract, quantum meruit, unjust enrichment and similar claims and unspecified money damages in the Superior Court of California for the Country of Los Angeles.  SwiftAir and Row 44 had a contractual relationship, which Row 44 terminated in 2013, with respect to the provision of destination deal content to one of Row 44’s connectivity customers. Based on currently available information, the Company believes that Row 44 has strong defenses and intends to defend vigorously against this lawsuit, but the outcome of this matter is inherently uncertain and could have a material adverse effect on the Company’s business, financial condition and results of operations. As of March 31, 2016, the potential range of loss related to this matter cannot be determined.
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
Earn-out and Equipment Purchase Commitments

Through the acquisitions of WOI, the RMG Assets, masFlight and navAero, the Company assumed certain obligations with respect to future contingent earn-outs. As of March 31, 2016 and December 31, 2015, the total liability was approximately $9.1 million and $9.7 million, respectively, with potential payouts occurring through 2020. Through its normal course of business, the Company enters into future purchase commitments with its equipment vendors to secure future inventory for its airlines customers.

Table of Content
Global Eagle Entertainment Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 8. Related Party Transactions

Loan Agreement

On February 24, 2016, the Company entered into a loan agreement (the “Loan Agreement”) with a third party that provides in-flight entertainment systems to airlines (the "Loan Party"). The Loan Party is majority owned by PAR Investment Partners, L.P., or PAR, who beneficially owned approximately 38% of our outstanding shares of common stock as of March 31, 2016. The Chairman of the Company's Board of Directors is also a Managing Partner of PAR and a member of the board of directors of the Loan Party.

The Loan Agreement provides for the loan by the Company to the Loan Party of up to $5.0 million. The Company's Board of Directors considered the entry into the Loan Agreement under the Company’s policies and procedures regarding related person transactions, and determined that it was appropriate and in the best interests of the Company and its stockholders to enter into the Loan Agreement due to the Loan Party’s position as a supplier to flydubai, a connectivity customer of the Company, and the Loan Party’s future business prospects. Our Board of Directors further determined that the parties’ relationships did not give rise to any material conflict of interest in entering into the Loan Agreement.

The Loan Agreement qualifies the Loan Party as a variable interest entity to the Company. In accordance with ASC 810, Consolidation, the Company was not deemed to be the primary beneficiary of the Loan Party as the Company does not hold any power over the Loan Party's activities that most significantly impact its economic performance. Therefore, the Loan Party is not subject to consolidation. The maximum exposure to loss as a result of the Loan Agreement is the outstanding principle balance and any accrued interest.

The Senior Secured Promissory Note bears annual interest at a rate of 15%. The principle amount and accrued interest are payable in full December 31, 2016. As of March 31, 2016, the outstanding principle balance of the loan was $2.6 million, inclusive of a $0.1 million origination fee. Accrued interest receivable on the Senior Secured Promissory Note as of March 31, 2016 was less than $0.1 million. In April 2016, the Company funded an additional $1.0 million under its Loan Agreement, bringing cumulative funding to $3.5 million as of May 9, 2016.

Subscription Receivable with Employee

The Company has an agreement with a former officer of Row 44 to stock-settle his note receivable and accrued interest, which amounted to $0.5 million, in exchange for certain shares of Row 44's common stock held by the officer. At March 31, 2016 and December 31, 2015, the balance of the former officer’s receivables amounted to $0.5 million and is presented as subscriptions receivable. The Company recognizes interest income when earned, using the simple interest method. Interest amounts recognized by the Company during the three months ended March 31, 2016 and March 31, 2015 were not material. The Company makes ongoing assessments regarding the collectability of the notes receivable and subscriptions receivable balances.

Administrative Services

One of the Company's subsidiaries rents office space belonging to a company in which a former member of such subsidiary's management has an ownership interest. The former member of management sold his interest in the office during the third quarter of 2015. There were no unpaid lease liabilities as of March 31, 2016 and December 31, 2015. The Company recognized rent expense of $0.1 million each for the three month periods ended March 31, 2016 and 2015, respectively.

Office Lease Agreement with Employee

In connection with the acquisition of substantially all of the assets of Post Modern Edit, LLC and related entities ("PMG") in 2013, the Company acquired an office lease in a building that is currently being occupied and used as part of operations in Irvine, California. This building is majority owned by one of the founding members of PMG, who was an employee of the Company through March 2015. The lease terminates on March 31, 2024. The total rental expense incurred during the three months periods ended March 31, 2016 and 2015 was less than $0.1 million.

PMG Post-Closing Payment

Table of Content
Global Eagle Entertainment Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

In connection with the Company's purchase of substantially all of the assets of PMG in June 2013, the Company agreed to a post-closing payment based on the fulfillment of certain post-closing employment obligations by certain PMG executives (the "PMG Earn Out"), which the Company is required to account for as compensation to the sellers and is recognized as an expense, over the requisite service period. In June 2014, the Company modified the PMG Earn Out to waive the PMG Earn Out and certain other purchase obligations and PMG seller rights in exchange for cash consideration of $2.5 million (the “Additional PMG Consideration”). Fifty percent of the additional PMG Consideration was payable after 10 days from closing, and the remaining $1.25 million was payable in four quarterly installments through the first half of 2015. At December 31, 2014, the remaining outstanding balance was approximately $0.9 million. During the quarter ended March 31, 2015, the Company further modified the PMG Earn Out to accelerate the payment of the remaining $0.6 million payment to April 2015. As the PMG Earn Out was settled in 2015, there was no outstanding balance on the PMG Earn Out as of March 31, 2016.

masFlight Earn-Out

In August 2015, the Company acquired masFlight for approximately $10.3 million in cash and $9.3 million in contingent consideration. As a portion of the contingent consideration is subject to future employment of certain employees of masFlight, certain contingent consideration is recorded as compensation expense prospective to the acquisition date. During the three months ended March 31, 2016, the Company recognized compensation expense of $0.1 million relating to the masFlight contingent consideration. As of March 31, 2016, the earn-out liability was $0.6 million.

AIA Earn-Out

The Company recognized an expense of $1.4 million during the year ended December 31, 2014 as a result of the remeasurement of the fair value of the earn-out liability acquired in the AIA stock acquisition. The earn-out was payable to one of the former managing directors at Entertainment in Motion, a wholly owned subsidiary. At March 31, 2015, the outstanding balance relating to the earn-out liability was $1.7 million. The earn-out liability was paid and fully settled during the year ended December 31, 2015. As of March 31, 2016, there was no outstanding balance owed on this earn-out.

Table of Content
Global Eagle Entertainment Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 9. Common Stock, Stock Options and Warrants

Share Repurchase Program

In March 2016, the Company's Board of Directors authorized a stock repurchase program under which we the Company may repurchase up to $50.0 million of its common stock. Under the stock repurchase program, the Company may repurchase shares from time to time using a variety of methods, which may include open-market purchases and privately negotiated transactions. The extent to which the Company repurchases its shares, and the timing and manner of such repurchases, will depend upon a variety of factors, including market conditions, regulatory requirements and other corporate considerations, as determined by management. The Company regularly reviews potential growth opportunities both within its existing business and through acquisitions and all potential buybacks will be measured against other potential uses of capital that meet our investment criteria and which may arise from time to time. The repurchase program does not obligate the Company to repurchase any specific number of shares, and may be suspended or discontinued at any time. The Company expects to finance any purchases with existing cash on hand, cash from operations and potential additional borrowings. During the three months ended March 31, 2016, there were no share repurchases.

Stock Options

Under the Company's 2013 Equity Incentive Plan, (as amended and restated from time to time, the "Plan"), the Administrator of the Plan, which is the compensation committee of the Company's board of directors, may grant up to 9,000,000 stock options, restricted stock, restricted stock units and other incentive awards to employees, officers, non-employee directors, and consultants, and such options or awards may be designated as incentive or non-qualified stock options at the discretion of the Administrator. The exercise price of stock option awards granted is equal to the per share closing price of the common stock on the date the options were granted. Stock option awards generally vest over one to four years, expire five years from date of grant and certain stock option awards have accelerated vesting provisions in the event of a change in control and termination without cause.

Fair values of the stock options at March 31, 2016 and 2015 were determined using the Black-Scholes model and the following weighted average assumptions:

	Three Months Ended March 31,
	2016	2015
Common stock price on grant date	$9.22	$13.14
Expected life (in years)	3.8	4.0
Risk-free interest rate	1.24%	1.31%
Expected stock volatility	44.6%	50%
Expected dividend yield	—%	—%
Fair value of stock options granted	$3.23	$5.37

Stock option activity for the three months ended March 31, 2016 is as follows:

Global Eagle Stock Option Plan	Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2016	5,625	$11.20
Granted	599	$9.22
Exercised	(26)	$9.87
Forfeited	(81)	$12.34
Outstanding at March 31, 2016	6,117	$11.00	3.17	$2
Vested and expected to vest at March 31, 2016	5,544	$10.97	3.09	$1
Exercisable at March 31, 2016	2,898	$10.77	2.64	$—

Table of Content
Global Eagle Entertainment Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Restricted Stock Units

Under the Plan, restricted stock unit awards that can be granted to employees, officers and consultants vest 1/4th annually on the grant anniversary date over a 4-year term. Restricted stock unit awards granted to non-employee directors vest monthly over 13 months from the grant date. The grant date fair value of an RSU equals the closing price of the Company's common stock on the grant date.

The following summarizes select information regarding our RSUs during the three months ended March 31, 2016:

	Units (in thousands)	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2016	408	$12.71
Granted	269	$9.18
Vested	(32)	$13.14
Forfeited	(15)	$11.98
Balance nonvested at March 31, 2016	630	$11.20	$5,368
Vested and expected to vest at March 31, 2016	468	$11.27	$3,990

Stock-Based Compensation Expense

Stock-based compensation expense related to all employee and non-employee stock-based awards for the three months ended March 31, 2016 and 2015 were as follow, (in thousands):

	Three Months Ended March 31,
	2016	2015
Stock-based compensation expense:
Cost of services	$75	$41
Sales and marketing expenses	168	26
Product development	248	313
General and administrative	1,578	2,170
Total stock-based compensation expense	$2,069	$2,550

Warrants

The following is a summary of non-public warrants outstanding as of March 31, 2016 that the Company assumed in the Business Combination:

	Weighted Average Exercise Price per Warrant	Number of Warrants (as converted) (in thousands)	Weighted Average Remaining Life (in years)
Common stock warrants	$8.79	690	0.97
Series C Preferred stock warrants	$8.74	477	1.19

Table of Content
Global Eagle Entertainment Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following is a summary of public warrants outstanding as of March 31, 2016. For the three months ended March 31, 2016 there was no activity.

Public Warrants	Number of Warrants (in thousands)	Weighted Average Exercise price	Weighted Average Remaining Contractual Term (in years)
Outstanding and exercisable at March 31, 2016	6,173	$11.50	1.84

The Company accounts for its 6.2 million public warrants as derivative liabilities at March 31, 2016. During the three months ended March 31, 2016 and 2015, the Company recorded approximately $5.9 million and $1.0 million of income, respectively, in the condensed consolidated statements of operations as a result of the remeasurement of these warrants. The fair value of warrants issued by the Company has been estimated using the warrants' quoted public market price. In the event the closing price of the Company's common stock is at or above $17.50 for twenty of thirty consecutive trading days, the Company can redeem the 6.2 million public warrants for $0.01 per warrant following a 30 day notice period, during which period holders may exercise their warrants at $11.50 per share, with estimated proceeds of approximately $71.0 million, unless we decide, at our option, to make them exercisable on a cashless basis.

Note 10. Income Taxes

The Company recorded an income tax provision of $3.2 million and an income tax benefit of $0.7 million for the three months ended March 31, 2016 and 2015, respectively. The tax provision during the three months ended March 31, 2016 is primarily attributable to changes in state and foreign income taxes resulting from fluctuations in the foreign subsidiaries’ contribution to pretax income and effects of permanent differences. The tax benefit for the three months ended March 31, 2015 was driven primarily by benefits realized from internal restructuring during the period.
Due to uncertainty as to the realization of benefits from the Company's U.S. and certain international net deferred tax assets, including net operating loss carryforwards, the Company has a full valuation allowance reserved against such net deferred tax assets. The Company intends to continue to maintain a full valuation allowance on certain jurisdictions net deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of these allowances.
As of March 31, 2016 and December 31, 2015, the liability for income taxes associated with uncertain tax positions was $5.7 million and $4.6 million, respectively. The net increase in the liability during 2016 was primarily attributable to reserves for tax positions taken by one of the Company’s Canadian subsidiaries. As of March 31, 2016 and December 31, 2015, the Company had accrued $1.5 million and $1.4 million, respectively, of interest and penalties related to uncertain tax positions. It is reasonably possible that the amount of the unrecognized benefit with respect to certain of the Company’s unrecognized tax positions may significantly decrease within the next 12 months. This change may be the result of ongoing audits or the expiration of federal and state statutes of limitations for the assessment of taxes.

Table of Content
Global Eagle Entertainment Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 11.     Notes Payable and Bank Debts

Convertible Senior Notes

In February 2015, the Company issued $82.5 million principal amount of convertible senior notes due in 2035 (the “Convertible Notes”) in a private placement. The Convertible Notes were issued at par, pay interest semi-annually in arrears at an annual rate of 2.75% and mature on February 15, 2035, unless earlier repurchased, redeemed or converted pursuant to the terms of the Convertible Notes. The Convertible Notes are convertible in certain circumstances and subject to certain conditions, based on an initial conversion rate of 53.9084 shares of common stock per $1,000 principal amount of notes (which represents an initial conversion price of approximately $18.55 per share), subject to adjustment. Holders of the Convertible Notes may convert their Convertible Notes at their option at any time prior to the close of business on the business day immediately preceding November 15, 2034, only if one or more of the following conditions has been satisfied: 1) during any calendar quarter beginning after March 31, 2015 if the closing price of the Company's common stock equals or exceeds 130% of the respective conversion price per share during a defined period at the end of the previous quarter, 2) during the five consecutive business day period immediately following any five consecutive trading day period in which the trading price per $1,000 principal amount of Convertible Notes for each trading day was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate on each such trading day; 3) if specified corporate transactions occur, or 4) if the Company calls any or all of the Convertible Notes for redemption, at any time prior to the close of business on the second business day immediately preceding the redemption date. On or after November 15, 2034, until the close of business on the second scheduled trading day immediately preceding the maturity date, a holder may convert all or a portion of its Convertible Notes at any time, regardless of the foregoing circumstances.

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

In accounting for the direct transaction costs (the "issuance costs") related to the Convertible Notes, the Company allocated the total amount of issuance costs incurred to the liability and equity components based on their relative values. The Company recorded issuance costs of $1.8 million and $0.3 million to the liability component and equity component, respectively. Issuance costs, including fees paid to the initial purchasers who acted as intermediaries in the placement of the Convertible Notes, attributable to the liability component are presented in the balance sheet as a direct deduction from the carrying amount of the debt liability and are amortized to interest expense over the term of the Convertible Notes, and the

Table of Content
Global Eagle Entertainment Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

issuance costs attributable to the equity component were netted with the equity component and included within "Additional paid-in capital" in the condensed consolidated balance sheets. Interest expense related to the amortization expense of the issuance costs associated with the liability component was not material during the three months ended March 31, 2016.

As of March 31, 2016 and December 31, 2015, the outstanding Convertible Notes balance, net of debt issuance costs and discount associated with the equity component, was $68.5 million and $68.3 million, respectively.

Bank Debt

With the acquisition of Travel Entertainment Group Equity Limited and subsidiaries ("IFES") on October 18, 2013, the Company assumed approximately $1.3 million of debt in the form of two facility letters for a commercial mortgage loan with a bank for $0.2 million and $1.1 million. The commercial mortgage loan for $0.2 million matured and the remaining outstanding balance and accrued interest was repaid in October 2014. The $1.1 million mortgage letter matures in October 2032 and bears interest at a rate equal to 1.75%. Interest is paid on a monthly basis. There was no accrued interest on the mortgage letter as of March 31, 2016 and December 31, 2015. As of March 31, 2016 and December 31, 2015, there were $0.8 million and $0.9 million in borrowings outstanding under the remaining facility letter, respectively.

Citibank Loans

On December 22, 2014, the Company entered into a Credit Agreement with Citibank, providing for $2.4 million of term loans (the "Citibank Term Loans") and a revolving line of credit (the "Citibank Revolving Loans") in an amount not to exceed $20.0 million. The Citibank Term Loans bear interest at a floating rate based on LIBOR plus an applicable interest margin per annum and mature on December 22, 2017. A total of $0.2 million of the principal amount of the Citibank Term Loans plus any accrued and unpaid interest is to be repaid at the end of each quarter. The outstanding balance of the Citibank Term Loans may be prepaid in whole or in part at any time without penalty.

Debt issuance costs incurred in connection with the Citibank Term Loans totaled $0.3 million and are being amortized to interest expense over the respective term of the loans. As of March 31, 2016 and December 31, 2015, there were $1.2 million and $1.3 million, respectively, outstanding under the Citibank Term Loans and $20.0 million available for future borrowings under the Citibank Revolving Loans.

    The following is a schedule, by year, of future minimum principal payments required under notes payable and bank debts as of March 31, 2016 (in thousands):

Years Ending December 31,	Amount
2016 (remaining nine months)	$639
2017	816
2018	53
2019	55
2020	46
Thereafter	83,140
Total	$84,749

Note 12. Concentrations

Concentrations of Credit and Business Risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash and cash equivalents and accounts receivable.

At March 31, 2016 and December 31, 2015, the Company's cash and cash equivalents were maintained primarily with major U.S. financial institutions and foreign banks. Deposits with these institutions at times exceed the federally insured

Table of Content
Global Eagle Entertainment Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

limits, which potentially subjects the Company to concentration of credit risk. The Company has not experienced any losses related to these balances and believes that there is minimal risk.

A substantial portion of the Company's revenue is generated through arrangements with one airline customer. The Company may not be successful in renewing these agreements, or if they are renewed, they may not be on terms as favorable as current agreements. The percentage of revenue generated through the customer representing more than 10% of consolidated revenue is as follows:

	Three Months Ended March 31,
	2016	2015
Southwest Airlines as a percentage of total revenue	23%	25%
Southwest Airlines as a percentage of Connectivity revenue	85%	89%

No other customer accounted for revenues greater than 10% for the two periods presented.

There were no accounts receivable balances from customers that represented more than 10% of total accounts receivable at March 31, 2016 and December 31, 2015.

Note 13.     Restructuring

The Company records the cost reduction plan activities in accordance with the Accounting Standards Codification (ASC), including ASC 420 Exit or Disposal Cost Obligations, ASC 712 Compensation-Nonretirement Postemployment Benefits and ASC 360 Property, Plant and Equipment (Impairment or Disposal of Long-Lived Assets).

During the third quarter ended September 30, 2014, the Company implemented a plan to improve operational efficiencies, which included the closure of its German-based operations and facilities, centralization of its international financial operations, and realignment of its international and U.S. tax structure (the “Restructuring Plan”). During 2014, in conjunction with the Restructuring Plan, the Company committed to a reduction in force. As of September 23, 2014, the Company communicated the reduction to affected employees. The Company completed the implementation of its Restructuring Plan before the end of 2015.

The Company incurred a total of $4.7 million of restructuring charges in connection with the Restructuring Plan, including:

(1)	$2.7 million total expenses relating to employee termination benefits, which primarily included severance and transitional-related expenses.

(2)
In connection with the closure of its German operations pursuant to the Restructuring Plan, the Company disposed of approximately 11,000 square feet of leased facilities in Duisburg and Munich, Germany, representing approximately 6% of its global facilities square footage. The Company incurred an aggregate of approximately $0.4 million of facilities disposal charges pursuant to the Restructuring Plan.

(3)	$1.6 million of legal and professional fees associated with the execution of the Restructuring Plan.

The following table summarizes the charges recorded related to the Restructuring Plan by type of activity (in thousands):

Table of Content
Global Eagle Entertainment Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Three Months Ended March 31,
	2016	2015
Termination benefits	$—	$238
Leases and other contractual obligations	—	64
Other	—	—
Total Restructuring charges	$—	$302

The following table summarizes the charges and spending relating to the restructuring plan for the year ended December 31, 2015 (in thousands):

	Termination Costs	Leases and other contractual obligations	Other	Total
Restructuring reserves as of January 1, 2015	$809	$39	$1,076	$1,924

Expense	238	107	66	411
Payments	(1,047)	(146)	(1,142)	(2,335)
Restructuring reserves as of December 31, 2015	$—	$—	$—	$—

Note 14. Subsequent Events

EMC Acquisition Agreement

On May 9, 2016, the Company announced it entered into an agreement to purchase Emerging Markets Communications LLC (EMC), a land and maritime satellite communications services company, in exchange for the payment by the Company of stock and cash and the assumption by the Company of certain legacy EMC debt. The total aggregate transaction value is at $550.0 million, subject to customary working capital and other adjustments. The agreement is subject to customary regulatory approvals. The transaction is expected to close in the third quarter of 2016.

Share Repurchase Program

For the period subsequent to March 31, 2016 through the date of this filing, the Company repurchased 614,087 shares for a weighted average price of $8.48 for total proceeds of $5.2 million pursuant to its share repurchase program approved in March 2016.

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

The following discussion and analysis of our business and results of operations for the three months ended March 31, 2016, and our financial condition at that date, should be read in conjunction with the financial statements and the notes thereto included in Item 1 of this Quarterly Report on Form 10-Q and our 2015 Form 10-K.

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

For the three months ended March 31, 2016 and 2015, we reported revenue of $113.8 million and $100.3 million, respectively. For the three months ended March 31, 2016 and 2015, our Content operating segment accounted for 73% and 71% of our total revenue, respectively, and our Connectivity operating segment accounted for 27% and 29%, respectively. For the three months ended March 31, 2016 and 2015, one airline customer, Southwest Airlines, accounted for 23% and 25% of our consolidated revenue, respectively.

Recent Developments

On May 9, 2016, the Company announced it entered into an agreement to purchase Emerging Markets Communications LLC (EMC), a land and maritime satellite communications services company, in exchange for the payment by the Company of stock and cash and the assumption by the Company of certain legacy EMC debt. The total aggregate transaction value is at $550.0 million, subject to customary working capital and other adjustments. The agreement is subject to customary regulatory approvals. The transaction is expected to close in the third quarter of 2016. See Part II, Item 1A. Risk Factors.

Basis of Presentation

This analysis is presented on a consolidated basis. In addition, a brief description is provided of significant transactions and events that have an impact on the comparability of the results being analyzed.

Opportunities, Challenges and Risks

For the three months ended March 31, 2016 and 2015, we derived the majority of our revenue through the licensing and related services from our Content operating segment, and secondarily from Wi-Fi Internet service and the sale of equipment to airlines from our Connectivity operating segment. For the three months ended March 31, 2016 and 2015, the vast majority of our equipment and Wi-Fi Internet service revenue were generated by two airlines, Southwest Airlines and Norwegian Air Shuttle.

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
As technology continues to evolve, we believe that there are opportunities to expand our services by adding more content in a greater variety of formats. Currently, our Content and Connectivity operating segments are separate platforms; however, we believe there is an opportunity to diversify our revenue long term by cross leveraging these services, including offering a greater variety of premium paid content across our Connectivity platform. For example, we acquired Advanced Inflight Alliance AG ("AIA"), Post Modern Edit, LLC and related entities ("PMG") and Travel Entertainment Group Equity Limited and subsidiaries ("IFES") in 2013 to accelerate our paid premium content opportunity. During 2014, we developed a system, WISETM that enables airlines to provide in-cabin Wi-Fi delivery of content to airline passengers' hand-held personal devices. Our first implementation of WISETM launched on a commercial airline during the second quarter of 2014. Conversely, the evolution of technology presents an inherent risk to our Content and Connectivity operating segments.  Today, we see large opportunities to expand our connectivity services in parts of the world where we will need to make substantial investments to improve our current service offerings. As a result, during 2015, we entered into a long-term development project with QEST to develop new global antenna technologies, and more recently expanding this effort to include Ka-band antenna development. Over the next twelve months, we expect to continue making significant product development investments to our existing connectivity technology solutions to address these opportunities. Our Connectivity platform utilizes leading satellite Ku-band systems and equipment today; however, with the introduction and evolution of more competitive technologies such as GSM solutions, our current technology may change, become obsolete, too expensive and/or outdated.  On October 24, 2014, we entered into an agreement with New Skies Satellites B.V. ("SES") for satellite capacity for the period that began in the first half of 2015 and continuing for ten years after the launch of a Ku-HTS satellite. The agreement with SES provides us with global satellite coverage and the ability to participate in future technology improvements in Ku-band satellite solutions. In February 2015, we modified the terms of our current agreements with SES and Hughes Network Systems, LLC ("Hughes") to formalize a satellite capacity ordering structure whereby the Company will order SES-sourced satellite capacity through Hughes and Hughes will provide satellite performance and satellite coverage evaluation services to the Company. However, there is no guarantee that our existing or future satellite providers or solutions will be adequate to enable us to compete effectively with our competitors, and as a result we may lose customers to our competitors who offer more technologically evolved and/or less costly connectivity systems in the future.  Lastly, the future growth in our Content operating segment relies heavily on our airline customers continuing to utilize onboard in-flight entertainment ("IFE") systems for their passengers to watch media content.  With the emergence and increased use of hand-held personal devices by airline passengers, our airline customers may decide to decrease the media content onboard IFE systems, and/or discontinue the use of IFE systems indefinitely.  This would adversely impact the future growth of our Content operating segment.
The use of our connectivity equipment on our customer’s airplanes is subject to regulatory approvals, such as a Supplemental Type Certificate (“STC”) that are imposed by agencies such as the Federal Aviation Agency (“FAA”) and the European Aviation Safety Agency (“EASA”). The costs to obtain an STC can be significant and vary by plane type and customer location. We have STCs to operate our equipment on several plane types, including Boeing’s 737, 757, 767 and 777 families, and for the Airbus A320 family. While we believe we will be successful in obtaining STC approvals in the future as needed, there is a risk that neither the FAA nor EASA will approve an STC on a timely basis, if at all, and as a result, it could negatively impact our growth, relationships, and ability to deploy our future connectivity services with our customers. To partially address the risk and costs of obtaining STCs in the future, we recently signed an agreement with Boeing to commence the process for offering our connectivity equipment on a line-fit basis for Boeing’s 737 MAX and 787 models, and our Connectivity equipment is available as an option on new Boeing 737 airplanes. We also expect to undertake similar line-fit initiatives with other plane manufacturers such as Airbus in the near term. As a result, we expect to continue incurring significant product development expenses in the foreseeable future as we invest in these long-term line-fit opportunities, which we believe will improve our long-term ability to onboard our connectivity equipment on new plane types in a more scalable and cost-effective manner.
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
The growth of our Content segment is based upon a number of factors, including the growth of IFE systems, our customers' demand for content and games, the general availability of content to license from our studio partners, pricing from our competitors and our ability to manage the underlying economics of content licensing by studio. Due to the acquisitions of AIA, PMG and IFES during 2013, our Content segment revenue growth in 2014 as compared to 2013 was significant and not necessarily comparable between the two periods. As a result, we do not expect our Content segment to grow at the same historical levels in 2016 and 2015 as compared to 2014. While we believe that the amount of IFE systems and customer demand for content and games will continue to grow in the foreseeable future, we expect the overall growth in our Content segment to be more consistent with the overall IFE market growth in the near term.
The growth of our Connectivity segment is based upon a number of factors, including the rates at which we grow the number of installed base of connectivity systems from new and existing customers, customer demand for connectivity services, government regulations and approvals, passenger adoption, growth, take rates, and overall usage of our connectivity services, the general availability and pricing of satellite bandwidth globally, pricing pressures from our competitors, general travel industry trends, new and competing connectivity technologies, and our ability to manage the underlying economics of connectivity services on a global basis.  In February 2015, we raised capital through a private placement of convertible senior notes, a portion of which proceeds we plan to use in for equipment financing arrangements. The long-term economics of any future agreement involving equipment financing could positively or negatively impact our liquidity, growth, Connectivity margins, relationships, and ability to deploy our future connectivity services with current or future customers.
Our consolidated cost of sales, the largest component of our operating expenses, can vary from period to period, particularly as a percentage of revenue, based upon the mix of the underlying equipment and service revenues we generate. In addition, our consolidated cost of sales will vary period to period as we acquire new customers and to accommodate the growth of our connectivity segment. During the year ended December 31, 2015, the growth from our Connectivity segment improved our overall operating margins. As a result, our cost of sales as a percentage of our revenue improved throughout 2015 as compared to 2014. Beginning in the second half of 2015, we increased our investment in satellite capacity over North America and the Middle East to facilitate the growth of our existing and new connectivity customer base, which included a $6.7 million and $4.9 million capital purchase of satellite transponders during the three months ended September 30, 2015 and March 31, 2016, respectively. Depending on the timing of our satellite expenditures, our consolidated cost of sales as a percentage of our revenue may fluctuate from period to period.
In July 2013, our customer Southwest Airlines announced “TV Flies Free” under which Southwest Airlines passengers using Internet-ready personal devices have free access to live television and up to 75 on-demand shows on the airline's more than 400 Wi-Fi-enabled aircraft powered by us. TV Flies Free initially was exclusively sponsored by DISH Network Corporation through December 31, 2014. In 2015, new sponsors including JPMorgan Chase & Co. were obtained for TV Flies Free. A significant amount of the revenue we generate from the TV Flies Free program is indirectly provided by the program’s sponsors. Should sponsorship revenue not be available to Southwest Airlines from third parties, Southwest Airlines is under no contractual obligation to offer free access to live television and on-demand shows to its passengers. As a result, there can be no assurance that we will continue to receive the same level of revenue from Southwest Airlines and Connectivity service revenue in future periods may fluctuate accordingly.
During the third quarter of 2015, we completed acquisitions of Western Outdoor Interactive ("WOI"), certain assets from RMG Networks Holding Corporation (the "RMG Assets"), masFlight, Inc. and navAero, Inc. for an aggregate cash purchase price of $60.2 million, including $5.0 million of cash paid as contingent consideration. WOI and the RMS Assets were acquired to strengthen and increase the scope of our service offerings, including expanding our digital media and content services, and providing us with increased integrated solutions to meet the digital media and content service demands of the airline and maritime markets. masFlight, the industry's leading operational data analytics platform, and navAero, the industry's leading developer of cutting-edge EFB (Electronic Flight Bag) and cockpit data solutions together form the foundation of our operations solutions services business, leveraging next-generation aircraft connectivity to create a revolutionary new platform that helps airlines improve operations, realize cost efficiencies, and enhance the overall passenger experience. During the second half of 2015, the aggregate financial results from these acquisitions were not significant in comparison to our existing operations. However, we believe the long-term growth opportunities are significant for our digital media and operations solutions services, and as a result we expect to make significant operating investments throughout 2016 to facilitate these long-term growth opportunities.

In 2014, we commenced integration and formal restructuring activities of our 2013 acquisitions of AIA, PMG and IFES to support future growth. In September 2014, we announced and commenced our formal restructuring plan (the “Restructuring Plan”), and we began realizing significant cost savings from the Restructuring Plan during 2015. We completed the implementation of the Restructuring Plan before the end of 2015. In addition, in the first half of 2015 and 2016, we initiated further integration activities that we believe will help us to further accelerate our operating margin in 2016 and beyond.
For the years ended December 31, 2015 and 2014, a substantial amount of our Connectivity revenue was derived from a single airline (Southwest Airlines) based in the United States. While our Connectivity revenue is currently primarily generated through an airline based in the United States, we believe that there is a substantial opportunity in the long-term for us to significantly expand our Connectivity operating segment's service offerings to airlines based in countries outside of the United States. In 2014, we announced partnerships in Europe with Orange and in Asia with China Telecom Communications Co., LTD and IP Star International PTE Limited, an affiliate of Thaicom, to jointly work to expand our Connectivity services within the broader European and Asia markets. In June 2015, we announced a new Connectivity agreement with Dubai Aviation Corporation ("flydubai"), an airline based in the Middle East. In December 2015, we announced a new Connectivity agreement with Shareco, a joint venture between China’s Hainan Airlines and Beijing Capital Airlines. In February 2016, we announced a partnership with India's Jet Airways to provide IFE streaming services and connectivity services.
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
Content Segment
A significant amount of our Content revenue is generated from licensing of acquired and third party media content, video and music programming, applications, and video games to the airline industry, and to a lesser extent from services ranging from selection, purchase, production, customer support and technical adjustment of content in connection with the integration and servicing of IFE programs. Our Content licensing revenue is based upon individual licensing agreements with the airlines to deliver and air content over specified terms. Content services revenue, such as technical services, the encoding of video products, development of graphical interfaces or the provision of materials, is priced on specific services contracted for and recognized as services are performed.
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
Product Development
Product development expenses consist primarily of expenses incurred in our software engineering, product development and web portal design activities and related personnel costs. Fluctuations in our product development expenses are generally the result of hiring personnel to support and develop our platform, including the costs to further develop our Connectivity segment platform, timing and scope of our STC efforts, new connectivity product offerings, expenses associated with line-fit offerability and network operations. We currently anticipate that our product development expenses will increase in 2016 as we continue to hire more product development personnel and further develop our products and offerings to support the growth of our business. However, in 2016, we expect our product development expense as a percentage of revenue to be comparable to 2015.
General and Administrative
General and administrative expenses consist primarily of personnel costs from our executive, legal, finance, human resources and information technology organizations and facilities related expenditures, as well as third party professional fees, insurance and bad debt expenses. Professional fees are largely comprised of outside legal, accounting audit, information technology consulting and legal settlements. We anticipate general and administrative expenses in 2016 to remain consistent with 2015.
Restructuring
During the third quarter ended September 30, 2014, the Company implemented a plan to improve operational efficiencies, which included the closure of its German-based operations and facilities, centralization of its international financial operations, and realignment of its international and U.S. tax structure. During 2014, in conjunction with the Restructuring Plan, the Company committed to a reduction in force. As of September 23, 2014, the Company communicated the reduction to affected employees. The Company completed the implementation of its Restructuring Plan before the end of 2015.

The Company incurred a total of $4.7 million of restructuring charges in connection with the Restructuring Plan, including:

(1)	$2.7 million total expenses relating to employee termination benefits, which primarily included severance and transitional-related expenses.

(2)
In connection with the closure of its German operations pursuant to the Restructuring Plan, the Company disposed of approximately 11,000 square feet of leased facilities in Duisburg and Munich, Germany, representing approximately 6% of its global facilities square footage. The Company incurred an aggregate of approximately $0.4 million of facilities disposal charges pursuant to the Restructuring Plan.

(3)	$1.6 million of legal and professional fees associated with the execution of the Restructuring Plan.

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
Stock-Based Compensation
Included in our operating expenses are expenses associated with stock-based compensation, which are allocated and included in cost of sales, sales and marketing, product development and general and administrative expenses as necessary. Stock-based compensation expense is largely comprised of costs associated with stock options and restricted stock units granted to our directors, employees and non-employees. We record the fair value of these equity-based awards and expense at their cost ratably over related vesting periods. In addition, stock-based compensation expense includes the cost of options to purchase common stock issued to certain non-employees.
Other Income (Expense)
Other income (expense) principally consists of changes in the fair value of our derivative financial instruments, interest on outstanding debt associated with our convertible senior notes issued in February 2015 and our foreign notes payable, interest earned on cash balances and short-term investments, income or loss from our equity-method investments and certain unrealized transaction gains and losses on foreign currency denominated assets and liabilities. We typically invest our available cash balances in money market funds and short-term United States Treasury obligations. We expect that our transaction gains and losses will vary depending upon movements in underlying currency exchange rates, and could become significant in 2016 with the expected improvement in the U.S. dollar against foreign currencies such as the Euro and Canadian dollar.
Provision for Income Taxes
Since our inception, we have been subject to income taxes principally in the United States, and more recently with the acquisition of AIA in January 2013, PMG in July 2013, IFES in October 2013, WOI in 2015 and NavAero in 2015, in other countries where we have a legal presence, including Germany, the United Kingdom, the Netherlands, Canada, China, India, Hong Kong, Sweden and the United Arab Emirates. We anticipate that as we continue to expand our operations outside the United States, we will become subject to taxation based on the foreign statutory rates and our effective tax rate could fluctuate accordingly.
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
Critical Accounting Policies and Estimates

The preparation of our condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the notes to the financial statements. Some of those judgments can be subjective and complex, and therefore, actual results could differ materially from those estimates under different assumptions or conditions. A summary of our critical accounting policies is presented in Part II, Item 7, of our Annual Report on Form 10-K for the year ended December 31, 2015. There have been no material changes to our critical accounting policies during the three months ended March 31, 2016.

Results of Operations

The following tables set forth our results of operations for the periods presented. The period-to-period comparison of financial results is not necessarily indicative of future results (in thousands):

	Three Months Ended March 31,
	2016	2015
Revenue	$113,817	$100,305
Operating expenses:
Cost of sales	76,768	69,426
Sales and marketing expenses	4,672	3,275
Product development	8,746	7,230
General and administrative	21,221	18,119
Amortization of intangible assets	7,403	5,983
Restructuring charges	—	302
Total operating expenses	118,810	104,335
Loss from operations	(4,993)	(4,030)
Other income (expense):
Interest expense, net	(804)	(245)
Change in fair value of derivatives	5,865	954
Other income (expense), net	680	(796)
Income (loss) before income taxes	748	(4,117)
Income tax expense (benefit)	3,160	(686)
Net loss	$(2,412)	$(3,431)

Net loss per common share - basic	$(0.03)	$(0.04)
Net loss per common share - diluted	$(0.03)	$(0.06)

Weighted average common shares - basic	78,643	76,874
Weighted average common shares - diluted	78,643	78,725

The following table provides the depreciation expense included in the above line items (in thousands):

	Three Months Ended March 31,
	2016	2015
Cost of sales	$1,183	$667
Sales and marketing	265	155
Product development	495	341
General and administrative	1,202	869
Total depreciation expense	$3,145	$2,032

The following table provides the stock-based compensation expense included in the above line items (in thousands):

	Three Months Ended March 31,
Stock-based compensation expense:	2016	2015
Cost of sales	$75	$41
Sales and marketing expenses	168	26
Product development	248	313
General and administrative	1,578	2,170
Total stock-based compensation expense	$2,069	$2,550

The following table provides our results of operations, as a percentage of revenue, for the periods presented:

	Three Months Ended March 31,
	2016	2015
Revenue	100%	100%
Operating expenses:
Cost of sales	67%	69%
Sales and marketing expenses	4%	3%
Product development	8%	7%
General and administrative	19%	18%
Amortization of intangible assets	7%	6%
Restructuring charges	—%	—%
Total operating expenses	104%	104%
Loss from operations	(4)%	(4)%
Other income (expense), net	5%	—%
Income (loss) before income taxes	1%	(4)%
Income tax expense (benefit)	3%	(1)%
Net loss attributable to common stockholders	(2)%	(3)%

Three Months Ended March 31, 2016 Compared To Three Months Ended March 31, 2015

Operating Segments

Segment revenue, expenses and contribution profit for the three months ended March 31, 2016 and 2015 derived from the Company's Content and Connectivity segments were as follows (in thousands):

	Three Months Ended March 31,
	2016			2015
	Content	Connectivity	Consolidated	Content	Connectivity	Consolidated
Revenue:
Licensing and services	$83,606	$24,225	$107,831	$71,650	$22,200	$93,850
Equipment	—	5,986	5,986	—	6,455	6,455
Total revenue	83,606	30,211	113,817	71,650	28,655	100,305
Operating expenses:
Cost of sales	55,637	21,131	76,768	50,002	19,424	69,426
Contribution profit	27,969	9,080	37,049	21,648	9,231	30,879
Other operating expenses			42,042			34,909
Loss from operations			$(4,993)			$(4,030)

Revenue

Connectivity operating segment revenue was as follows (in thousands):

	Three Months Ended March 31,		% Change
	2016	2015	2016 to 2015
Services	$24,225	$22,200	9%
Equipment revenue	5,986	6,455	(7)%
Total revenue Connectivity segment	$30,211	$28,655	5%

Connectivity Service Revenue
Connectivity service revenue increased $2.0 million, or 9%, to $24.2 million for the three months ended March 31, 2016, as compared to $22.2 million for the three months ended March 31, 2015, driven by the growth in users of our Wi-Fi Internet services on Southwest Airlines.

Connectivity Equipment Revenue
Connectivity equipment revenue decreased by $0.5 million, or 7%, to $6.0 million for the three months ended March 31, 2016, as compared to $6.5 million for the three months ended March 31, 2015. The $0.5 million decrease was primarily due to the timing of equipment shipments on newly commissioned airplanes, offset by EFB equipment sales from our third quarter 2015 acquisition, navAero.

Content operating segment revenue was as follows (in thousands):

	Three Months Ended March 31,		% Change
	2016	2015	2016 to 2015
Licensing revenue	$83,606	$71,650	17%

Content Licensing Revenue

Content licensing revenue increased $12.0 million, or 17%, to $83.6 million for the three months ended March 31, 2016 as compared to $71.7 million for the three months ended March 31, 2015. The $12.0 million increase was driven by $7.7 million of content licensing revenue from new and existing airline customers and $4.3 million from new advertising campaigns and recently acquired WOI, which was completed in the third quarter of 2015.

Cost of Sales

Connectivity operating segment cost of sales was as follows (in thousands):

	Three Months Ended March 31,		% Change
	2016	2015	2016 to 2015
Service cost of sales	$15,757	$13,698	15%
Equipment cost of sales	5,374	5,726	(6)%
Total Connectivity cost of sales	$21,131	$19,424	9%

Connectivity cost of sales increased $1.7 million, or 9%, to $21.1 million for the three months ended March 31, 2016 compared to $19.4 million for the three months ended March 31, 2015 primarily due to a $2.1 million increase in Connectivity service cost of sales due to higher satellite bandwidth expenses, partially offset by a $0.4 million decrease in equipment cost of sales as a result of lower equipment shipments on newly commissioned airplanes.

As a percentage of Connectivity equipment revenue, Connectivity equipment cost of sales remained relatively consistent at 90% and 89% during the three months ended March 31, 2016 and March 31, 2015, respectively.

As a percentage of Connectivity service revenue, Connectivity service cost of sales increased to 65% during the three months ended March 31, 2016, as compared to 62% for the three months ended March 31, 2015. The period to period decrease in contribution margin was mainly the result of the timing of adding fixed satellite bandwidth coverage ahead of corresponding connectivity service revenue during the three months ended March 31, 2016.

Content operating segment cost of sales was as follows (in thousands):

	Three Months Ended March 31,		% Change
	2016	2015	2016 to 2015
Content cost of sales	$55,637	$50,002	11%

Content cost of sales increased $5.6 million, or 11%, to $55.6 million for the three months ended March 31, 2016, as compared to $50.0 million for the three months ended March 31, 2015. The increase was due largely to $3.1 million higher cost of sales as a result of the increased licensing and services revenue from new and existing Content customers, coupled with a $2.5 million increase from advertising and WOI, which was completed in the third quarter of 2015.

As a percentage of Content revenue, Content cost of sales was 67% during the three months ended March 31, 2016 as compared to 70% in the three months ended March 31, 2015. The improvement was principally due to a higher mix of content licensed under fixed studio costs arrangements, improved content margins as a result of recent integration efforts and acquisitions, and the elimination of amortization expense from acquired content rights from the AIA acquisition that still existed during the three months ended March 31, 2015.

Other Operating Expenses

Other operating expenses were as follows (in thousands):

	Three Months Ended March 31,		% Change
	2016	2015	2016 to 2015
Sales and marketing expenses	$4,672	$3,275	43%
Product development	8,746	7,230	21%
General and administrative	21,221	18,119	17%
Amortization of intangible assets	7,403	5,983	24%
Restructuring charges	—	302	—%

Sales and Marketing Expenses

Sales and marketing expenses increased $1.4 million, or 43%, to $4.7 million for the three months ended March 31, 2016 as compared to $3.3 million for the three months ended March 31, 2015. The increase was driven by a $0.9 million increase in sales personnel costs driven by acquisitions in the second half of 2015, a $0.3 million increase in various marketing initiatives and $0.1 million increases in both stock-based compensation and depreciation expense.

Product Development

Product development expense increased $1.5 million, or 21%, to $8.7 million for the three months ended March 31, 2016 compared to $7.2 million for the three months ended March 31, 2015. The year-over-year increase was due to increases of $0.9 million in product development initiatives such as our global antenna, Boeing line-fit and STC deployments, $0.3 million in travel, and a $0.2 million increase in depreciation expense.

General and Administrative

General and administrative costs increased $3.1 million, or 17%, to $21.2 million during the three months ended March 31, 2016 compared to $18.1 million for the three months ended March 31, 2015. The increase was mainly due to a $2.0 million increase in professional fees driven by higher legal expenses, a $1.0 million increase in travel and facilities costs from recent acquisitions and to support our growth over the period, and a $0.4 million increase in bad debt expense. Offsetting these increases was a net $0.3 million decrease in non-cash stock compensation and depreciation expense.

Amortization of Intangible Assets
Amortization expense increased $1.4 million, or 24%, to $7.4 million during the three months ended March 31, 2016 as compared to $6.0 million for the three months ended March 31, 2015. The increase was due to the additional intangible assets acquired during the third quarter of 2015.

Restructuring Charges

There were no restructuring charges during the three months ended March 31, 2016 as compared to $0.3 million during the three months ended March 31, 2015, as the restructuring plan was completed in 2015.

Other Income (Expense), net

Other income (expense), net was income of $5.7 million during the three months ended March 31, 2016 compared to expense of $0.1 million for the three months ended March 31, 2015. The change is principally due to a $5.9 million decline in fair value of the Company's public warrants during the three months ended March 31, 2016 compared to only a $1.0 million decline in the three months ended March 31, 2015, coupled with a $0.7 million gain on foreign currency transactions during the three months ended March 31, 2016 compared to a $0.7 million loss on foreign currency transactions for the three months ended March 31, 2015. This was partially offset by an increase of $0.6 million of interest expense associated with our convertible senior notes and the amortization of the related discount and issuance costs during the three months ended March 31, 2016.

Income Tax Expense (Benefit)

Income tax expense was $3.2 million for the three months ended March 31, 2016 compared to a benefit of $0.7 million for the three months ended March 31, 2015. The tax provision during the three months ended March 31, 2016 is primarily attributable to changes in state and foreign income taxes resulting from fluctuations in our foreign subsidiaries’ contribution to pretax income and effects of permanent differences. The tax benefit for the three months ended March 31, 2015 was driven primarily by benefits realized resulting from internal restructuring during the period.

Liquidity and Capital Resources
Current Financial Condition
As of March 31, 2016, our principal sources of liquidity were our cash and cash equivalents in the amount of $219.2 million, which primarily are invested in cash and money market funds in banking institutions in the U.S., Europe and to a lesser extent in Asia Pacific. Excluded from our cash balance at March 31, 2016 is approximately $3.0 million of restricted cash that is attached to letters of credit agreements between our subsidiaries and certain airlines. The vast majority of our cash was from the business combination in which the Company acquired Row 44, Inc. ("Row 44") and 86% of the shares of Advanced Inflight Alliance AG ("AIA") (the "Business Combination") in January 2013, our follow-on offering in December 2013 and our convertible senior note offering in February 2015. As of March 31, 2016, we had a notes payable balance of $2.0 million and outstanding convertible senior notes balance of $68.5 million, net of the discount associated with the equity component.

Our cash flows from operating activities are significantly affected by our cash-based investments in operations, including working capital, and corporate infrastructure to support our ability to generate revenue and conduct operations through cost of services, product development, sales and marketing and general and administrative activities. Cash used in investing activities has historically been, and is expected to be, impacted significantly by our investments in business combinations, our platform, Company infrastructure and equipment for our business offerings, the net sales and purchases of our marketable securities and changes in our derivative financial instruments. In the third quarter of 2015 we invested significant cash to make additional strategic acquisitions across our content and connectivity platforms to further grow our business. We expect to make additional strategic acquisitions to further grow our business, which may require significant investments in the near and long term. See Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Recent Developments. Moreover, during the three months ended March 31, 2016, we acquired additional satellite transponders over North America for an aggregate cost of $4.9 million, which were paid in full in April 2016. Over the next twelve months, our net use of our working capital could be substantially higher or lower depending on the number and timing of new customers that we add to our Connectivity and Content businesses. As discussed in our accompanying Financial Statements under “Note 14 Subsequent Events,” we entered into an agreement to purchase Emerging Markets Communications on May 9, 2016 for total consideration of $550.0 million (subject to customary working capital and other adjustments), of which approximately $83.0 million is estimated to be cash consideration upon closing.

Loan Agreement

On February 24, 2016, the Company entered into a loan agreement (the “Loan Agreement”) with a third party that provides in-flight entertainment systems to airlines (the "Loan Party"). The Loan Agreement provides for the loan by the Company to the Loan Party of up to $5 million, bears annual interest at a rate of 15% and is payable in full December 31, 2016. As of March 31, 2016, the outstanding principle balance of the loan was $2.6 million, inclusive of a $0.1 million origination fee. Accrued interest receivable on the Senior Secured Promissory Note as of March 31, 2016 was less than $0.1 million. Subsequent to March 31, 2016, the Company funded an additional $1.0 million under the Loan Agreement, bringing cumulative funding to $3.5 million as of May 9, 2016.

Stock Repurchase Program

In March 2016, the Company's Board of Directors authorized a stock repurchase program under which the Company may repurchase up to $50.0 million of its common stock. Under the stock repurchase program, the Company may repurchase shares from time to time using a variety of methods, which may include open-market purchases and privately negotiated transactions. The extent to which the Company repurchases its shares, and the timing and manner of such repurchases, will depend upon a variety of factors, including market conditions, regulatory requirements and other corporate considerations, as determined by management. The Company regularly reviews potential growth opportunities both within its existing business and through acquisitions and all potential buybacks will be measured against other potential uses of capital that meet our investment criteria and which may arise from time to time. The repurchase program does not obligate the Company to repurchase any specific number of shares, and may be suspended or discontinued at any time. The Company expects to finance any purchases with existing cash on hand, cash from operations and potential additional borrowings. During the three months ended March 31, 2016, there were no share repurchases.

Warrants

During the year ended December 31, 2014, the Company's Board of Directors (the “Board”) authorized the Company to repurchase GEE's public warrants for an aggregate purchase price, payable in cash and/or shares of common stock, of up to $25.0 million (inclusive of certain prior warrant purchases). In August 2015, the Board increased this amount by an additional $20.0 million. As of March 31, 2016, $16.5 million was available for warrant repurchases under this authorization. The amount the Company spends and the number of warrants repurchased varies based on a variety of factors including the warrant price.

Debt Instruments

On December 22, 2014, the Company entered into a Credit Agreement with Citibank, providing for $2.4 million of term loans (the "Citibank Term Loans") and a revolving line of credit (the "Citibank Revolving Loans") in an amount not to exceed $20.0 million. The Citibank Term Loans bear interest at a floating rate based on LIBOR plus an applicable interest margin per annum and mature on December 22, 2017. A total of $0.2 million of the principal amount of the Citibank Term Loans plus any accrued and unpaid interest is to be repaid at the end of each quarter. The outstanding balance of the Citibank Term Loans may be prepaid in whole or in part at any time without penalty.

Debt issuance costs incurred in connection with the Citibank Term Loans totaled $0.3 million and are being amortized to interest expense over the respective term of the loans. As of March 31, 2016 and December 31, 2015, there were $1.2 million and $1.3 million, respectively, outstanding under the Citibank Term Loans and $20.0 million available for future borrowings under the Citibank Revolving Loans.

As of March 31, 2016 and December 31, 2015, there was $0.8 million and $0.9 million in borrowings under a facility letter for a commercial mortgage loan with a bank which we assumed in connection with the IFES acquisition on October 18, 2013. See “Bank Debt” in Note 11 to our condensed consolidated financial statements contained herein.

In February 2015, the Company issued $82.5 million principal amount of 2.75% convertible senior notes due in 2035 (the “Convertible Notes”) in a private placement for net proceeds of $80.7 million. The Convertible Notes were issued at par, pay interest semi-annually in arrears at an annual rate of 2.75% and mature on February 15, 2035, unless earlier repurchased, redeemed or converted. The Convertible Notes are convertible in certain circumstances and subject to certain conditions, based on an initial conversion rate of 53.9084 shares of common stock per $1,000 principal amount of notes (which represents an initial conversion price of approximately $18.55 per share), subject to adjustment. Holders of the Convertible Notes may convert their Convertible Notes at their option at any time prior to the close of business on the business day immediately preceding November 15, 2034, only if one or more of the following conditions has been satisfied: 1) during any calendar quarter beginning after March 31, 2015 if the closing price of the Company's common stock equals or exceeds 130% of the respective conversion price per share during a defined period at the end of the previous quarter, 2) during the five consecutive business day period immediately following any five consecutive trading day period in which the trading price per $1,000 principal amount of Convertible Notes for each trading day was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate on each such trading day; 3) if specified corporate transactions occur, or 4) if the Company calls any or all of the Convertible Notes for redemption, at any time prior to the close of business on the second business day immediately preceding the redemption date. On or after November 15, 2034, until the close of business on the second scheduled trading day immediately preceding the maturity date, a holder may convert all or a portion of its Convertible Notes at any time, regardless of the foregoing circumstances.

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

In accounting for the direct transaction costs (the "issuance costs") related to the Convertible Notes, the Company allocated the total amount of issuance costs incurred to the liability and equity components based on their relative values. The Company recorded issuance costs of $1.8 million and $0.3 million to the liability component and equity component, respectively. Issuance costs, including fees paid to the initial purchasers who acted as intermediaries in the placement of the Convertible Notes, attributable to the liability component are presented in the balance sheet as a direct deduction from the carrying amount of the debt liability and are amortized to interest expense over the term of the Convertible Notes, and the issuance costs attributable to the equity component were netted with the equity component and included within "Additional paid-in capital" in the condensed consolidated balance sheets. Interest expense related to the amortization expense of the issuance costs associated with the liability component was not material during the three months ended March 31, 2016.

As of March 31, 2016 and December 31, 2015, the outstanding Convertible Notes balance, net of debt issuance costs and discount associated with the equity component, was $68.5 million and $68.3 million, respectively.

Subject to applicable limitations in the instruments governing our outstanding indebtedness, we may from time to time repurchase our debt in the open market, through tender offers, through exchanges for debt or equity securities, in privately negotiated transactions or otherwise.

Debt consisted of the following at March 31, 2016 and December 31, 2015 (in thousands):

	March 31, 2016	December 31, 2015
Bank Loans	$1,171	$1,374
Bank Debt	$848	$855
Convertible Senior Notes	$68,506	$68,335

The following is a schedule, by year, of future minimum principal payments required under notes payable and bank debt as of March 31, 2016 (in thousands):

Years Ending December 31,	Amount
2016 (remaining nine months)	$639
2017	816
2018	53
2019	55
2020	46
Thereafter	83,140
Total	$84,749

In the future, we may utilize commercial financings, bonds, debentures, lines of credit and term loans with a syndicate of commercial banks or other bank syndicates and/or issue equity securities (publicly or privately) for general corporate purposes, including acquisitions and investing in our intangible assets, platform and technologies. We may also use our existing cash and cash equivalents to repurchase outstanding shares of our common stock and/or our public company warrants. We expect that our existing cash and cash equivalents and our cash flows from operating activities will be sufficient to fund our operations for at least the next 24 months. However, we may need to raise additional funds through the issuance of equity, equity-related or debt securities or through additional credit facilities to fund our growing operations, invest in new business opportunities and make potential acquisitions.

Sources and Uses of Cash - Three Months Ended March 31, 2016 vs. Three Months Ended March 31, 2015

The following table presents a summary of our cash flow activity for the periods set forth below (in thousands):

	Three months ended March 31,
	2016	2015
Net cash provided by (used in) operating activities	$1,601	$(3,754)
Net cash used in investing activities	$(5,796)	$(2,651)
Net cash (used in) provided by financing activities	$(42)	$85,826

Cash Flows Provided by (Used in) Operating Activities

Three Months Ended March 31, 2016

Net cash provided by our operating activities of $1.6 million primarily resulted our net loss during the period of $2.4 million, which included non-cash charges of $7.3 million mainly comprised of depreciation and amortization, stock-based compensation expense, bad debt expense, non-cash interest expense, and changes in the fair value of our derivative financial instruments. Offsetting this was a $4.0 million use of cash from changes in our working capital driven by increases in prepaid expenses due to a one-time $4.5 million prepaid to SES for future Ku capacity, other assets and inventory to accommodate our planned growth, and a decrease in deferred revenue, partially offset by a decrease in accounts receivable due to improved collections over the period and increases in accounts payable and accrued expenses and taxes payable.

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

Cash Flows Used in Investing Activities

Three Months Ended March 31, 2016

Net cash used in investing activities of $5.8 million was primarily due to $3.3 million investments in property and equipment as well as a $2.5 million loan to a related party during the three months ended March 31, 2016.

Three Months Ended March 31, 2015

Net cash used in investing activities of $2.7 million was due to investments in property and equipment to build out our internal infrastructure during the three months ended March 31, 2015.

Cash Flows (Used in) Provided by Financing Activities

Three Months Ended March 31, 2016

Net cash used in financing activities of less than $0.1 million was primarily due to cash used to repay debt, partially offset by cash received from the exercise of stock options.

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

The following sections provide information on exposure to foreign currency exchange rate risk and interest rate risks. Parts of our Content segment make use of sensitivity analysis that is inherently limited in estimating actual losses in fair value that can occur from changes in market conditions.

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

Concentrations of Credit Risk

Our cash and cash equivalents are maintained at several financial institutions. Deposits held may exceed the amount of insurance provided on such deposits. Generally, our deposits may be redeemed upon demand and are maintained with a financial institution of reputable credit and, therefore, bear minimal credit risk. We monitor our positions with, and the credit quality of, the financial institutions that are counterparties to our financial instruments. We are exposed to credit loss in the event of nonperformance by the counterparties to the agreements. At March 31, 2016, we did not anticipate nonperformance by any of our counterparties. Historically, we have not experienced any losses related to these balances and believe that there is minimal risk of expected future losses. However, there can be no assurance that there will not be losses on these deposits.

As of March 31, 2016 and 2015, the following customer accounted for more than 10% of our consolidated revenue balance:

	Three Months Ended March 31,
	2016	2015
Southwest Airlines	23%	25%

No other customer accounted for revenues greater than 10% for the two periods presented.

There were no accounts receivable balances from customers that represented more than 10% of total accounts receivable at March 31, 2016 and December 31, 2015.

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
As of the end of the period covered by this report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) pursuant to Rule 13a-15 of the Exchange Act. Based upon that evaluation, as a result of the material weakness identified in our 2015 Form 10-K, the Chief Executive Officer and Chief Financial Officer concluded that as of the end of the period covered by this report on Form 10-Q, the Company’s disclosure controls and procedures were not effective.

Changes in Internal Control over Financial Reporting
We are in the process of implementing changes, as more fully described in our 2015 Form 10-K, to the Company’s internal control over financial reporting to remediate the material weakness as described in our 2015 Form 10-K. Other than such changes, there have been no changes in our internal control over financial reporting during the three months ended March 31, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Certain legal proceedings in which we are involved are discussed in Note 7. Commitments and Contingencies, to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

ITEM 1A. RISK FACTORS

Except as set forth below, there have been no material changes to the risk factors previously disclosed in response to Part I, Item 1A, of our 2015 Form 10-K.

A court recently issued a decision adverse to us in a case involving allegations of copyright infringement by one of our subsidiaries, which could result in our having to pay significant damages or injunctive relief against us. We may also be subject to additional similar litigation in the future.

As discussed in Note 7. Commitments and Contingencies of the unaudited condensed consolidated financial statements included in this Form 10-Q, we and IFP are defendants in a lawsuit filed by UMG Recordings, Inc., Capitol Records, Universal Music Corp. and entities affiliated with the foregoing (collectively, “UMG”) on May 6, 2014 in the United States District Court for the Central District of California (the “Court”) for copyright infringement and related claims and unspecified money damages. On April 20, 2016, the Court issued a decision granting UMG’s motion for partial summary judgment, finding that the Company and IFP willfully infringed UMG’s copyrights.  The Company cannot reasonably estimate the potential range of loss in this matter with precision.  A jury will determine the alleged damages at a trial (currently scheduled for July 2016), where the damages range for willful copyright infringement can vary from $750 and $150,000 per infringed work. UMG has alleged the Company infringed over 4,000 works. Any final judgment against us which is not satisfied within the applicable time periods under our then-outstanding indebtedness could be deemed to constitute an event of default under such indebtedness. In the event the Company appeals the results of the damages trial, the Company must post a bond (likely cash collateralized) up to the amount of the awarded damages, and the Company would no longer have access to that cash.  In addition, our borrowing costs and access to capital could be negatively impacted.  The Company is unable to predict an outcome on this matter, but it could have a material adverse effect on the Company’s business, financial condition and results of operations.

The following are risks related to our pending acquisition of EMC:

•
The closing of the acquisition is subject to closing conditions, including obtaining necessary regulatory approvals. If the closing conditions are not satisfied or waived, either timely or at all, the acquisition will be delayed or will not be completed, which could cause us not to realize some or all of the anticipated benefits of the acquisition.

•
The market price of our common stock may reflect an assumption that the pending acquisition will occur and on a timely basis, and the failure to do so may result in a decline in the market price of our common stock.

•
Combining the two companies may prove to be more difficult, costly and time consuming than expected, which could cause us not to realize some or all of the anticipated benefits and synergies of the acquisition.

•
In connection with the acquisition, we will assume certain of EMC’s outstanding indebtedness, which could adversely affect us, including by lowering our credit ratings, increasing our interest expense and decreasing our business flexibility, particularly if we are not able to realize some or all of the anticipated benefits and synergies of the acquisition.

•
We may issue shares of preferred stock to consummate the acquisition, which may significantly dilute the equity interest of existing holders of common stock, may rank ahead of our common stock in terms of dividends, liquidation rights or voting rights and may adversely affect the market price of our common stock.

•
The acquisition will involve substantial non-recurring costs, including significant transaction costs, regulatory costs and integration costs, such as facilities, systems and employment-related costs, and we may incur additional unanticipated costs or unknown liabilities which may be significant. Although we expect the elimination of duplicative costs and other cost synergies from operational and functional efficiencies following integration of the two companies to exceed integration costs over time, we may not be able to achieve this result as quickly as anticipated or at all, particularly if we are not able to realize some or all of the anticipated benefits and cost savings from the acquisition.

•	Sales of our common stock by shareholders of EMC who receive shares of our common stock as part of the acquisition consideration may result in a decline in the market price of our common stock.

•
Uncertainties associated with the acquisition may adversely affect our and EMC’s respective abilities to attract and retain management and other key employees during the pendency of the acquisition and the integration period, which could adversely affect our and EMC’s respective businesses and operations, which could cause us not to realize some or all of the anticipated benefits of the acquisition.

•	The acquisition may disrupt our or EMC’s businesses, which may harm our respective businesses and impact our respective abilities to retain customers.

•	Uncertainties associated with the manner in which the combined company following the acquisition will fare in the global economic environment.

•
The acquisition of EMC and the operation of its business can lead us to incur unknown or new types of costs and liabilities, subject us to new regulatory and compliance frameworks both domestic and foreign, new market risks, involve operations in new geographies and challenging labor, regulatory and tax regimes as well as the execution and compliance costs and risks associated with such activities.

•
A significant anticipated benefit of the acquisition of EMC lies in the acquisition of EMC’s intellectual property rights. If we are unable to protect such intellectual property rights or if our protection efforts are unsuccessful, we may not be able to realize some or all of the anticipated benefits from the acquisition.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

See Exhibit Index attached hereto.

From time to time the Company may use its web site as a channel of distribution of material company information. Financial and other material information regarding the Company is routinely posted on and accessible at http://investors.geemedia.com. In addition, you may automatically receive email alerts and other information about the Company by enrolling through the “Email Alerts” section at http://investors.geemedia.com.

The foregoing information regarding the Company web site and its content is for convenience only. The content of its web site is not deemed to be incorporated by reference into this report nor should it be deemed to have been filed with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 9th day of May 2016.

GLOBAL EAGLE ENTERTAINMENT INC.
By:	/s/ Michael Zemetra
Michael Zemetra
Chief Financial Officer and Treasurer
(principal financial officer, principal accounting officer and duly authorized officer)

EXHIBIT INDEX

Exhibit	Description
10.1	Separation Agreement and Mutual General Release, dated as of April 30, 2016, between the Company and Jay Itzkowitz.

10.2	Employment Agreement, dated March 11, 2016, by and between the Company and Stephen Ballas.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

101.1
The following financial information from our Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets as of March 31, 2016 (Unaudited) and December 31, 2015; (ii) Unaudited Condensed Consolidated Statements of Operations for the three months ended March 31, 2016 and 2015; (iii) Unaudited Condensed Consolidated Statements of Comprehensive Loss for the three months ended March 31, 2016 and 2015; (iv) Unaudited Condensed Consolidated Statement of Stockholders' Equity for the three months ended March 31, 2016; (v) Unaudited Consolidated Statements of Cash Flows for the three months ended March 31, 2016 and 2015; and (vi) Notes to Unaudited Condensed Consolidated Financial Statements.