Form 10-Q
period 2016-06-30
Global Eagle Entertainment Inc.
filed 2016-08-09
CIK 1512077

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2016
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM __________ TO ________
COMMISSION FILE NUMBER 001-35176
GLOBAL EAGLE ENTERTAINMENT INC.
(Exact name of registrant as specified in its charter)

Delaware	27-4757800
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

4553 Glencoe Avenue, Suite 300
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

Large accelerated filer	☐	Accelerated filer	☑	Non-accelerated filer	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

(Class)	(Outstanding as of August 5, 2016)
COMMON STOCK, $0.0001 PAR VALUE	83,639,083	SHARES*

* Excludes 3,053,634 shares held by a wholly-owned subsidiary of the registrant.

GLOBAL EAGLE ENTERTAINMENT INC.

PART I — FINANCIAL INFORMATION

GLOBAL EAGLE ENTERTAINMENT INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	June 30, 2016	December 31, 2015
ASSETS	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$196,709	$223,552
Accounts receivable, net	88,649	93,449
Inventories	18,014	14,998
Prepaid and other current assets	29,675	27,209
TOTAL CURRENT ASSETS:	333,047	359,208
Content library	20,529	16,083
Property, plant and equipment, net	49,422	39,066
Goodwill	93,037	93,796
Intangible assets, net	102,595	117,684
Other non-current assets	16,831	12,024
TOTAL ASSETS	$615,461	$637,861
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$112,514	$112,330
Accrued legal settlements	47,157	6,200
Deferred revenue	6,808	10,449
Warrant liabilities	7,284	24,076
Notes payable and accrued interest, current	731	749
Other current liabilities	13,708	12,111
TOTAL CURRENT LIABILITIES:	188,202	165,915
Deferred tax liabilities, non-current	20,385	22,324
Deferred revenue, non-current	6,050	6,345
Notes payable and accrued interest, non-current	69,730	69,815
Other non-current liabilities	19,774	19,701
TOTAL LIABILITIES	304,141	284,100

COMMITMENTS AND CONTINGENCIES

EQUITY:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized, 0 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively	—	—
Common stock, $0.0001 par value; 375,000,000 shares authorized, 81,116,369 and 81,676,390 shares issued, 78,062,735 and 78,622,756 shares outstanding, at June 30, 2016 and December 31, 2015, respectively	8	8
Treasury stock, 3,053,634 shares at June 30, 2016 and December 31, 2015	(30,659)	(30,659)
Additional paid-in capital	686,998	688,696
Subscriptions receivable	(541)	(528)
Accumulated deficit	(344,029)	(303,457)
Accumulated other comprehensive loss	(457)	(299)
TOTAL GLOBAL EAGLE ENTERTAINMENT INC. STOCKHOLDERS' EQUITY	311,320	353,761
TOTAL LIABILITIES AND EQUITY	$615,461	$637,861

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GLOBAL EAGLE ENTERTAINMENT INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenue	$112,265	$102,376	$226,082	$202,681
Operating expenses:
Cost of sales	75,086	66,083	151,854	135,509
Sales and marketing expenses	6,491	4,964	11,163	8,239
Product development	8,416	6,451	17,162	13,681
General and administrative	18,447	17,576	37,667	35,695
Provision for legal settlements	38,142	750	40,143	750
Amortization of intangible assets	7,486	6,005	14,889	11,988
Restructuring charges	—	—	—	302
Total operating expenses	154,068	101,829	272,878	206,164
(Loss) income from operations	(41,803)	547	(46,796)	(3,483)
Other income (expense):
Interest expense, net	(613)	(583)	(1,417)	(828)
Change in fair value of derivatives	10,926	14,789	16,791	15,743
Other expense, net, including related party loan impairment	(5,934)	(443)	(5,254)	(1,239)
(Loss) income before income taxes	(37,424)	14,310	(36,676)	10,193
Income tax expense	736	1,323	3,896	637
Net (loss) income	$(38,160)	$12,987	$(40,572)	$9,556

Net (loss) income per common share – basic	$(0.49)	$0.17	$(0.52)	$0.12
Net (loss) per common share – diluted	$(0.49)	$(0.02)	$(0.52)	$(0.08)

Weighted average common shares – basic	78,127	77,111	78,385	76,993
Weighted average common shares – diluted	78,127	78,518	78,385	78,623

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GLOBAL EAGLE ENTERTAINMENT INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME (UNAUDITED)
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net (loss) income	$(38,160)	$12,987	$(40,572)	$9,556
Other comprehensive (loss) gain:
Unrealized foreign currency translation (losses) gains	(74)	39	(158)	(189)
Other comprehensive (loss) gain	(74)	39	(158)	(189)
Comprehensive (loss) income	$(38,234)	$13,026	$(40,730)	$9,367

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GLOBAL EAGLE ENTERTAINMENT INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)
(In thousands)

	Common Stock		Treasury Stock		Additional	Subscriptions	Accumulated	Accumulated Other	Total
	Shares	Amount	Shares	Amount	Paid-in Capital	Receivable	Deficit	Comprehensive Loss	Stockholders' Equity
Balance at December 31, 2015	81,676	$8	(3,054)	$(30,659)	$688,696	$(528)	$(303,457)	$(299)	$353,761
Repurchase and retirement of common stock	(614)	—	—	—	(5,219)	—	—	—	(5,219)
Exercise of stock options	26	—	—	—	254	—	—	—	254
Restricted stock units vested and distributed, net of tax	28	—	—	—	(119)	—	—	—	(119)
Purchase of subsidiary shares from non-controlling interests	—	—	—	—	(876)	—	—	—	(876)
Stock-based compensation	—	—	—	—	4,262	—	—	—	4,262
Interest income on subscription receivable	—	—	—	—	—	(13)	—	—	(13)
Other comprehensive income	—	—	—	—	—	—	—	(158)	(158)
Net loss	—	—	—	—	—	—	(40,572)	—	(40,572)
Balance at June 30, 2016	81,116	$8	(3,054)	$(30,659)	$686,998	$(541)	$(344,029)	$(457)	$311,320

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GLOBAL EAGLE ENTERTAINMENT INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Six Months Ended June 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(40,572)	$9,556
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	21,595	16,345
Non-cash interest expense, net	424	281
Change in fair value of derivative financial instrument	(16,792)	(15,743)
Stock-based compensation	4,262	4,102
Impairment of related party loan	4,516	—
Deferred income taxes	(1,839)	(7,326)
Other	454	265
Changes in operating assets and liabilities:
Accounts receivable	5,338	(2,533)
Inventory and content library	(5,105)	(4,128)
Prepaid expenses and other assets	(2,981)	(1,042)
Deposits and other assets	(4,214)	474
Accounts payable and accrued expenses	37,919	1,372
Deferred revenue	(3,936)	(262)
Other liabilities	1,597	3,183
NET CASH PROVIDED BY OPERATING ACTIVITIES	666	4,544

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(17,579)	(4,979)
Issuance of loan to related party	(4,400)	—
Purchase of investments	(7,669)	—
Net proceeds from sale of available for sale securities	7,738	—
NET CASH USED IN INVESTING ACTIVITIES	(21,910)	(4,979)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of convertible senior notes	—	81,250
Repayments of notes payable	(425)	(433)
Proceeds from the exercise of common stock options and warrants	134	5,504
Purchase of common stock	(5,219)	—
Convertible senior note issuance fees	—	(831)
Other financing activities, net	—	(476)
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(5,510)	85,014
Effects of exchange rate movements on cash and cash equivalents	(89)	225
Net (decrease) increase in cash and cash equivalents	(26,843)	84,804
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	223,552	197,648
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$196,709	$282,452

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Global Eagle Entertainment Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1.     Business

Global Eagle Entertainment Inc. ("GEE") is a Delaware corporation headquartered in Los Angeles, California. GEE and its consolidated subsidiaries are referred collectively herein as the “Company”. The Company's business primarily focuses on providing Wi-Fi Internet Connectivity and Content to the travel industry.
Connectivity
The Company's Connectivity service offering provides its customers and their passengers with operational solutions and Wi-Fi connectivity over Ku-band satellite transmissions. The Company's Connectivity segment offers (i) specialized network equipment, media applications and premium content services that allow passengers to access in-flight Internet, live television, on-demand content, shopping and travel-related information and (ii) operational solutions that allow customers to improve their internal operation management.
Content

The Company's Content service offering selects, manages, provides lab services and distributes wholly-owned and licensed media content, video and music programming, advertising, applications and video games to airlines, as well as to the maritime and other "away from home" non-theatrical markets.
Note 2. Basis of Presentation and Summary of Significant Accounting Policies

The following is a summary of the significant accounting policies consistently applied in the preparation of the accompanying condensed consolidated financial statements.

Basis of Presentation

The accompanying interim condensed consolidated balance sheet as of June 30, 2016, the condensed consolidated statements of operations and the condensed consolidated statements of comprehensive (loss) income for the three and six month periods ended June 30, 2016 and 2015, the condensed consolidated statements of cash flows for the six month periods ended June 30, 2016 and 2015, and the condensed consolidated statement of stockholders' equity for the six month period ended June 30, 2016, are unaudited.

In the opinion of the Company's management, the unaudited interim condensed consolidated financial statements have been prepared on the same basis as the Company's audited consolidated financial statements for the year ended December 31, 2015, and include all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of the Company's condensed consolidated balance sheet as of June 30, 2016, its condensed consolidated statements of operations for the three and six month periods ended June 30, 2016 and 2015 and its condensed consolidated statements of cash flows for the six month periods ended June 30, 2016 and 2015. The results for the six month period ended June 30, 2016 are not necessarily indicative of the results expected for the full 2016 year. The consolidated balance sheet as of December 31, 2015 has been derived from the Company's audited financial statements included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission ("SEC") on March 17, 2016 (the "2015 Form 10-K"). The presentation of the provision for legal settlements included in the condensed consolidated statements of operations for the three and six month periods ended June 30, 2015 and the presentation of accrued legal settlements included in the condensed consolidated balance sheet as of December 31, 2015 have been reclassified to conform to the current year presentation. In addition, the Company made an immaterial correction pertaining to the classification of its content library as of December 31, 2015. As a result, the Company reclassified the presentation of its current content library of $12.3 million to non-current assets.

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

Table of Content
Global Eagle Entertainment Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Principles of Consolidation

The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned and majority-owned subsidiaries. Acquisitions are included in the Company's condensed consolidated financial statements from the date of the applicable acquisition. The Company's purchase accounting for acquisitions resulted in all assets and liabilities of acquired businesses being recorded at their estimated fair values on the relevant acquisition date. All intercompany balances and transactions have been eliminated in consolidation.

Investments that the Company has the ability to control, and where it is the primary beneficiary, are consolidated. Investments in affiliates over which the Company has the ability to exert significant influence, but do not control and where the Company is not the primary beneficiary, are accounted for using the equity method of accounting. Investments in affiliates for which the Company has no ability to exert significant influence are accounted for using the cost method of accounting. The Company had no such affiliates for the six months ended June 30, 2016.

Use of Estimates

The preparation of the Company's consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue (allocated on the basis of the relative selling price of deliverables) and expenses during the reporting period. Significant items subject to such estimates and assumptions include revenue, allowance for doubtful accounts, the assigned value of acquired assets and assumed and contingent liabilities associated with business combinations, legal settlements, valuation of media content library and equipment inventory, useful lives and impairment of property and equipment, intangible assets, goodwill and other assets, the fair value of the Company's equity-based compensation awards and convertible debt instruments, and deferred income tax assets and liabilities. Actual results could differ materially from those estimates. On an ongoing basis, the Company evaluates its estimates compared to historical experience and trends, which form the basis for making judgments about the carrying value of assets and liabilities.

Segments of the Company

The Company reports its operations under two segments, Connectivity and Content. The Company's Connectivity segment provides customers and their passengers with Wi-Fi connectivity over Ku-band satellite transmissions. This segment, to a lesser extent, also provides airlines with operations data solutions. The Company's Content segment selects, manages, and distributes owned and licensed media content, certain digital media offerings, video and music programming, applications, and video games to the airline, maritime and non-theatrical markets.

The decision to report under two segments is principally based upon how the Company's chief operating decision maker (“CODM”) manages the Company's operations as two segments for purposes of evaluating financial performance and allocating resources. The CODM reviews revenue, cost of sales expense, and contribution profit information separately for the Company's Connectivity and Content segments. Total segment contribution profit provides the CODM, investors and equity analysts a measure to analyze operating performance of each of the Company's business segments and its enterprise value against historical data and competitors' data, although historical results may not be indicative of future results, as operating performance is highly contingent on many factors, including customer tastes and preferences. All other financial information is reviewed by the CODM on a consolidated basis.

Segment revenue, expenses and contribution profit for the three and six month periods ended June 30, 2016 and 2015 derived from the Company's Content and Connectivity segments were as follows (in thousands):

Table of Content
Global Eagle Entertainment Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Three Months Ended June 30,
	2016			2015
	Content	Connectivity	Consolidated	Content	Connectivity	Consolidated
Revenue:
Licensing and services	$78,710	$27,170	$105,880	$73,814	$24,563	$98,377
Equipment	—	6,385	6,385	—	3,999	3,999
Total Revenue	78,710	33,555	112,265	73,814	28,562	102,376
Operating Expenses:
Cost of Sales
Licensing and services	52,940	17,195	70,135	48,047	14,378	62,425
Equipment	—	4,951	4,951	—	3,658	3,658
Total cost of sales	52,940	22,146	75,086	48,047	18,036	66,083
Contribution Profit	25,770	11,409	37,179	25,767	10,526	36,293
Other Operating Expenses			78,982			35,746
(Loss) Income from Operations			$(41,803)			$547

	Six Months Ended June 30,
	2016			2015
	Content	Connectivity	Consolidated	Content	Connectivity	Consolidated
Revenue:
Licensing and services	$162,316	$51,395	$213,711	$145,463	$46,764	$192,227
Equipment	—	12,371	12,371	—	10,454	10,454
Total revenue	162,316	63,766	226,082	145,463	57,218	202,681
Operating expenses:
Cost of sales
Licensing and services	108,577	32,952	141,529	98,049	28,076	126,125
Equipment	—	10,325	10,325	—	9,384	9,384
Total Cost of sales	108,577	43,277	151,854	98,049	37,460	135,509
Contribution profit	53,739	20,489	74,228	47,414	19,758	67,172
Other operating expenses			121,024			70,655
Loss from operations			$(46,796)			$(3,483)

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

In certain cases where the Company sells its equipment on a stand-alone basis, it may charge a fee for obtaining Supplemental Type Certificates (“STC”) obtained from the Federal Aviation Administration, which allow its equipment to operate on certain model/type of aircraft. To the extent that the Company contracts to charge STC fees in equipment-only sales, the Company will record these fees as revenue. The Company recognized STC fee revenue of $0.7 million during the three and six months ended June 30, 2016. No STC fee revenue was recognized during the three and six months ended June 30, 2015.

Included in equipment revenue are certain deferred obligations that exist pursuant to the Company's contractual arrangements, which typically include, but are not limited to, technical support, regulatory support, network support and installation support. These support-based arrangements are customarily bundled with the Company's contracts and are accounted for as a single unit of account. To the extent that these support services have value on a standalone basis, the Company allocates revenue to each element in the arrangement based upon their relative fair values. Fair value is determined based upon the best estimate of the selling price, and the fair value of undelivered elements is deferred and recognized over the performance or contractual period and is included in equipment revenue. The most significant of the deferred obligations typically is network support, which includes 24/7 operational support for customers for which the Company incurs significant and periodic external and internal costs to deliver on a daily basis.

Service Revenue. Connectivity service revenue includes in-flight Wi-Fi Internet services, live television, on-demand content, music streaming, shopping and click-through advertising revenue from travel-related information. Service revenue is recognized after it has been rendered and the customer can use the service, which customarily is in the form of (i) enplanement for boarded passengers, (ii) usage by passengers, depending upon the specific customer contract, and/or (iii) other revenues such as advertising sponsorship. The Company assesses whether performance criteria have been met and whether its service fees are fixed or determinable based on a reconciliation of the performance criteria and an analysis of the payment terms associated with the customer transaction. The reconciliation of the performance criteria generally includes a comparison of third-party performance data to the contractual performance obligation and to internal or customer performance data in circumstances where that data is available.

In certain cases, the Company records service revenue based on available and preliminary information from its network operations. Amounts collected on the related receivables may vary from reported information based upon third party refinement of estimated and reported amounts owed that typically occurs within thirty days of the end of the period end. For all periods presented, the difference between the amounts recognized based on preliminary information and cash collected was not material.

Content

Licensing Revenue. Content licensing revenue is principally generated through the sale or license of media content, video and music programming, applications, and video games to customers, maritime and non-theatrical markets, and to a lesser extent through various services such as encoding and editing of media content. Revenue from the sale or license of content is recognized when the content has been delivered and the contractual performance obligations have been fulfilled, generally at the time a customer's license period begins. For arrangements in which the license period commences after the delivery of content, revenue is not recognized until the license period commences even if delivery and performance obligations have already occurred. In certain

Table of Content
Global Eagle Entertainment Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

cases, the Company estimates licensing revenues from airline customers. The Company believes it has the ability to reasonably estimate the amounts that will ultimately be collected and therefore recognizes these amounts when earned.

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

Costs of Sales

Connectivity

Connectivity costs of sales consist primarily of equipment fees paid to third-party manufacturers, certain revenue recognized by the Company and shared with its customers or partners as a result of revenue-sharing arrangements, Internet connection and satellite charges and other platform operating expenses associated with the Company's Connectivity business, including depreciation of internally developed software, website development costs, hardware and services used to build and operate the Company's Connectivity platform, and personnel costs relating to information technology.

Content

Content cost of sales consist primarily of the costs to license or purchase media content, and direct costs to service content for the airlines. Included in Content cost of sales is amortization expense associated with the purchase of film content libraries acquired in business combinations and in the ordinary course of business of $0.1 million for the six months ended June 30, 2015. There was no amortization expense included in Content cost of sales associated with the purchase of film content libraries acquired in business combinations for the three and six months ended June 30, 2016.

Sales and marketing

Sales and marketing expense is primarily comprised of personnel costs related to the Company's sales and marketing staff, advertising costs, including promotional events and other brand building and product marketing expenses, corporate communications, certain professional fees, occupancy costs and travel expenses.

Advertising costs are expensed as incurred. Advertising expenses for the three and six months ended June 30, 2016 and 2015 were not material.

Product Development

Product research and software development costs, other than certain internal-use software costs qualifying for capitalization, are expensed as incurred. Costs of computer software or websites developed or obtained for internal use that are incurred in the preliminary project and post implementation stages are expensed as incurred. Certain costs of developing internal-use software incurred during the application and development stage, which include employee and outside consulting compensation and related expenses, costs of computer hardware and software, website development costs and costs incurred in developing additional features and functionality of the services, are capitalized. The estimated useful life of costs capitalized is evaluated for each specific project. Capitalized costs are generally amortized using the straight-line method over a three year estimated useful life, beginning in the period in which the software is ready for its intended use. Unamortized amounts are included in property and equipment, net in the accompanying condensed consolidated balance sheets. Capitalized software development costs

Table of Content
Global Eagle Entertainment Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

totaled $3.1 million and $4.2 million for the three and six months ended June 30, 2016, respectively, and $1.0 million and $1.7 million for the three and six months ended June 30, 2015, respectively.

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

Stock option awards issued to non-employees are accounted for at fair value determined using the Black-Scholes option-pricing model. Management believes that the fair value of the stock options is more reliably measured than the fair value of the services received. The fair value of each non-employee stock-based compensation award is re-measured each period until performance is completed, which generally is on each vesting date.

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

Restricted Cash

The Company maintains certain letters of credit agreements with its customers which are secured by the Company’s cash for periods of less than one year and up to three years. As of June 30, 2016 and December 31, 2015, the Company had restricted cash of $4.0 million and $4.4 million, respectively. As of June 30, 2016 and December 31, 2015, there was $1.0 million and $2.3 million, respectively, of restricted cash included in other current assets in the condensed consolidated balance sheets. As of June 30, 2016 and December 31, 2015, there was $3.0 million and $2.1 million of restricted cash included in other non-current assets, respectively, in the condensed consolidated balance sheets.

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

Long-Lived Assets

Table of Content
Global Eagle Entertainment Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

The Company evaluates the recoverability of its long-lived assets with finite useful lives, including its infinite lived intangible assets acquired in business combinations, for impairment when events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. Such trigger events or changes in circumstances may include: a significant decrease in the market price of a long-lived asset, a significant adverse change in the extent or manner in which a long-lived asset is being used, significant adverse change in legal factors or in the business climate, including those resulting from technology advancements in the industry, the impact of competition or other factors that could affect the value of a long-lived asset, a significant adverse deterioration in the amount of revenue or cash flows we expect to generate from an asset group, an accumulation of costs significantly in excess of the amount originally expected for the acquisition or development of a long-lived asset, current or future operating or cash flow losses that demonstrate continuing losses associated with the use of a long-lived asset, or a current expectation that, more likely than not, a long-lived asset will be sold or otherwise disposed of significantly before the end of its previously estimated useful life. The Company performs impairment testing at the asset group level that represents the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. If events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable and the expected undiscounted future cash flows attributable to the asset group are less than the carrying amount of the asset group, an impairment loss equal to the excess of the asset's carrying value over its fair value is recorded. Fair value is determined based upon estimated discounted future cash flows. During the three and six months ended June 30, 2016, the Company recorded an impairment loss of approximately $0.9 million. Assets to be disposed of would be separately presented on the balance sheets and reported at the lower of their carrying amount or fair value less costs to sell, and would no longer be depreciated or amortized.

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

At June 30, 2016 and December 31, 2015, there was approximately $7.2 million and $7.8 million, respectively, of deferred equipment costs included in inventory and other non-current assets. The deferred equipment costs pertain to certain costs expended in advance of services for certain airlines, and are being amortized ratably over the underlying terms of the agreements through 2020.

The Company generally is not directly responsible for warranty costs related to equipment it sells to its customers. The vendors that supply each of the individual parts, which comprise the assemblies sold by the Company to customers, are responsible for equipment warranty directly to the customer.

Content Library

The useful life of licensed film rights within the content library corresponds to the respective period over which the film rights will be licensed and generate revenues. Licensed film rights are amortized ratably over their expected revenue streams and included in cost of sales in the condensed consolidated statements of operations. Certain film rights in the Company's portfolio may be used in perpetuity under certain conditions.

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

Table of Content
Global Eagle Entertainment Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Property, Plant, & Equipment, net

Property, plant and equipment is measured at cost less accumulated depreciation and/or impairment losses. Straight-line depreciation is based on the underlying assets' useful lives. The estimated useful life of technical and operating equipment is three to 10 years. Leasehold improvements are amortized on the straight-line method over the shorter of the remaining lease term or estimated useful life of the asset. Buildings are amortized on the straight-line method over 30 years.

Upon the sale or retirement of property or equipment, the cost and related accumulated depreciation or amortization are removed from the Company's financial statements with the resulting gain or loss reflected in the Company's results of operations. Repairs and maintenance costs are expensed as incurred.

In 2013, the Company capitalized on its balance sheet the costs of certain Connectivity equipment installed on aircraft of a single customer to facilitate expanded services over a five-year use period, as the Company retains legal title to the equipment. The Company is amortizing this equipment over its five-year useful life period.

In 2016, the Company began installing certain connectivity equipment under an agreement entered into with a customer in 2015. Under this agreement, legal title of the equipment is transferred upon delivery but sales are not recognized for accounting purposes because the risks and rewards of ownership are not fully transferred due to our continuing involvement with the equipment, the term of our agreement with the airline and restrictions in the agreement regarding the airline's use of the equipment. The Company also takes possession of the equipment upon the end of the term. The Company accounts for these equipment transactions as operating leases. The assets are recorded as property, plant and equipment, net on our condensed consolidated balance sheet. The Company will begin depreciating the assets when they are ready for their intended use and depreciate them over the 10-year term of the agreement which approximates the expected useful lives of the equipment.

Intangible Assets and Goodwill

The Company performs valuations of assets acquired and liabilities assumed on each acquisition accounted for as a business combination, and allocates the purchase price of each acquired business to its respective net tangible and intangible assets. Acquired intangible assets principally include customer relationships and technology. The Company determines the appropriate useful life by performing an analysis of expected cash flows based on historical experience of the acquired businesses. Intangible assets are amortized over their estimated useful lives using the straight-line method, which approximates the pattern in which the majority of the economic benefits are expected to be consumed.

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

Table of Content
Global Eagle Entertainment Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

As of June 30, 2016, of the $93.0 million total goodwill, $72.4 million and $20.6 million was attributed to the Company's Content and Connectivity segments, respectively. The Company's most recent annual impairment analysis was performed in the fourth quarter of the year ended December 31, 2015 and indicated that there was no impairment of goodwill at that time. The Company did not recognize any impairment losses associated with its goodwill during the six months ended June 30, 2016.

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

Net (Loss) Income Per Share

Basic (loss) income per share (EPS) is computed using the weighted-average number of common shares outstanding during the period. Diluted (loss) income per share is computed using the weighted-average number of common shares and the dilutive effect of contingent shares outstanding during the period. Potentially dilutive contingent shares, which primarily consist of stock options, restricted stock units, liability warrants, warrants issued to third parties and accounted for as equity instruments and convertible senior notes, have been excluded from the diluted (loss) income per share calculation because their effect is anti-dilutive. As illustrated in the table below, the change in the fair value of the Company’s warrants, which are assumed to be converted into the Company’s common stock upon exercise, are adjusted to net income for purposes of computing dilutive loss per share for the three and six months ended June 30, 2015. Common shares to be issued upon the exercise of warrant instruments classified as liabilities are included in the calculation of diluted loss per share when dilutive.

Table of Content
Global Eagle Entertainment Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

The computation for basic and diluted EPS was as follows (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net (loss) income (numerator):
Net (loss) income for basic EPS	$(38,160)	$12,987	$(40,572)	$9,556

Less: adjustment for change in fair value on warrants liability for diluted EPS after assumed exercise of warrants liability	—	14,789	—	15,743
Net loss for dilutive EPS	$(38,160)	$(1,802)	$(40,572)	$(6,187)

Shares (denominator):
Weighted-average shares for basic EPS	78,127	77,111	78,385	76,993
Effect of assumed exercise of warrants liability	—	1,407	—	1,630
Adjusted weighted-average share for diluted EPS	78,127	78,518	78,385	78,623

Basic (loss) income per share	$(0.49)	$0.17	$(0.52)	$0.12
Diluted loss per share	$(0.49)	$(0.02)	$(0.52)	$(0.08)

Securities not included in the calculation of diluted (loss) income per share were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Employee stock options	6,139	3,234	5,919	2,926
Restricted stock units	602	51	397	36
Non-employee stock options	—	1	—	3
Equity warrants (1)	1,164	489	1,165	513
Liability warrants (2)	6,173	—	6,173	—
Convertible notes	4,447	4,447	4,447	3,261
(1) Legacy Row 44 warrants originally issuable for Row 44 common stock and Row 44 Series C preferred stock.
(2) Warrants issued in our initial public offering to non-sponsor shareholders ("Public SPAC Warrants").

Foreign Currency

As of June 30, 2016, the vast majority of the Company's foreign subsidiaries’ customers are airlines and major U.S.-based studios. As the standard currency of transacting for service revenue and related costs of the worldwide airline industry is the U.S. Dollar, the Company concluded that the financial position and results of operations of the majority of its foreign subsidiaries are determined using the U.S. Dollar currency as the functional currency through June 30, 2016. Current or liquid assets and liabilities of these subsidiaries are remeasured at the exchange rate in effect at each period end. Long term assets such as goodwill, purchased intangibles and property and equipment are remeasured at historical exchange rates. The vast majority of the income statement accounts are remeasured at the spot rate, with the exception of amortization and depreciation expense, which are remeasured using historical exchange rates. Adjustments arising from the fluctuations in exchange rates for the remeasurement of financial statements from period to period are included in the condensed consolidated statements of operations.

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

The following tables summarize the Company's financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2016, and December 31, 2015, respectively (in thousands):

	June 30, 2016	Quotes Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Earn-out liability (1)	$6,565	$—	$—	$6,565
Public SPAC Warrants (2)	7,284	7,284	—	—
Total financial liabilities	$13,849	$7,284	$—	$6,565

	December 31, 2015	Quotes Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Earn-out liability (1)	$9,652	$—	$—	$9,652
Public SPAC Warrants (2)	24,076	24,076	—	—
Total financial liabilities	$33,728	$24,076	$—	$9,652

Table of Content
Global Eagle Entertainment Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

(1) Includes $6.6 million and $9.7 million as of June 30, 2016 and December 31, 2015, respectively, of earn-out liability for the Company's acquisitions of Western Outdoor Interactive Pvt. Ltd. ("WOI"), certain assets of RMG Networks Holding Corporation (the "RMG Assets"), navAero AB ("navAero") and Marks Systems, Inc. (doing business as masFlight ("masFlight")) assumed in business combinations for the year ended December 31, 2015.
(2) Includes 6,173,228 warrants issued in our initial public offering to non-sponsor shareholders.

The following table presents the fair value roll-forward reconciliation of level 3 assets and liabilities measured at fair value basis for the six months ended June 30, 2016 (in thousands):

Earn-Out Liability
Balance, December 31, 2015	$9,652
Change in value	(3,087)
Balance, June 30, 2016	$6,565

The valuation methodology used to estimate the fair value of the financial instruments in the table above is summarized as follows:

Earn-Out Liability. The June 30, 2016 and December 31, 2015 fair values of the earn-out liabilities were comprised of earn-out liabilities associated with WOI, the RMG Assets, navAero and masFlight business combinations. The earn-out liabilities are estimated by using the income approach. Based on the respective purchase agreements, management estimated best case, base case, and worst case scenarios and discounted them to present value. The sum of the discounted weighted average probabilities was used to arrive at the fair value of the earn-out liability. The current and non-current portions of the total earn-out liabilities are included in accounts payable and accrued liabilities and other non-current liabilities, respectively, on the condensed consolidated balance sheets. The Company recorded income from the change in the fair value of these earn-out liabilities during the three and six months ended June 30, 2016 of $2.5 million and $3.1 million, respectively.

Derivative Warrants. The fair value of the outstanding Public SPAC Warrants issued in our initial public offering, recorded as derivative warrant liabilities, is determined by the Company using the quoted market prices for the Public SPAC Warrants, which are traded over the counter. On reporting dates where there are no active trades, the Company uses the last reported closing trade price of the Public SPAC Warrants to determine the fair value. The Company recorded income from the change in the fair value of these warrants during the three and six months ended June 30, 2016 of $10.9 million and $16.8 million, respectively. The Company recorded income from the change in the fair value of these warrants during the three and six months ended June 30, 2015 of $14.8 million and $15.7 million, respectively.

Financial Liabilities. The following table shows both the carrying amounts, which approximate the fair values, of the Company's financial liabilities in the condensed consolidated financial statements at June 30, 2016 and December 31, 2015, respectively (in thousands):

	June 30, 2016		December 31, 2015
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial liabilities:
Convertible senior notes (1)	$68,679	$61,104	$68,335	$78,557
Notes payable	$1,781	$1,781	$2,229	$2,229
(1) The fair value of the convertible senior notes is exclusive of the conversion feature, which was originally allocated for reporting purposes at $13.0 million, and is included in the condensed consolidated balance sheets within "Additional paid-in capital" (see Note 11).

Convertible Senior Notes

The estimated fair value of the convertible senior notes, which are classified as level 2 financial instruments, was determined based on the quoted bid price of the notes in an over-the-counter market as of June 30, 2016.

Table of Content
Global Eagle Entertainment Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Notes Payable

The fair value of our notes payable is considered to approximate their carrying value given the short term nature of their maturity.

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

Note 3. Business Combinations

During the quarter ended September 30, 2015, the Company completed four acquisitions. The following table summarizes the preliminary fair value of the assets and liabilities assumed in the acquisitions (in thousands):

	Weighted Average Useful Life (Years)	Amounts at December 31, 2015 (Preliminary)	Adjustments	Purchase Price Allocation, as Adjusted
Goodwill		$41,093	$(812)	$40,281
Customer relationships	7.6	14,000	—	14,000
Developed technology	5.7	21,900	—	21,900
Trade name	5.0	200	—	200
Accounts receivable		6,450	—	6,450
Property and equipment		1,783	—	1,783
Deferred tax liability		(11,047)	—	(11,047)
Accrued expenses		(4,379)	—	(4,379)
Other liabilities assumed, net of assets acquired		(1,669)	812	(857)
Total consideration transferred		$68,331	$—	$68,331

During the six months ended June 30, 2016, the Company revised its analysis of the fair value of its acquisitions. The revised analysis related to a pre-acquisition contingency that was subsequently identified relating to a change in the Company's ability to recover amounts held in escrow by the seller of the RMG Assets. Due to the preliminary nature of the financial results prior to each of the acquisitions in 2015, the Company was unable to provide an accurate assessment of certain deferred tax assets, deferred tax liabilities and estimated income taxes payable for the period(s) prior to each acquisition date. These balances were finalized during the six months ended June 30, 2016.

Table of Content
Global Eagle Entertainment Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 4. Goodwill

The following table presents the changes in the Company’s goodwill balance for the period presented (in thousands).

Balance at December 31, 2015	$93,796
Adjustment to RMG goodwill	(812)
Currency translation adjustment	53
Balance at June 30, 2016	$93,037

Note 5. Content Library and Intangible Assets, net

As a result of the business combinations in 2013, 2014 and 2015 (the "Business Combination"), the Company acquired definite-lived intangible assets that are primarily amortized on a straight-line basis. The Company's definite-lived intangible assets have assigned useful lives ranging from 1.5 to 8 years (weighted average of 5.5 years).

Content library and intangible assets, net at June 30, 2016, consisted of the following (in thousands):

	Weighted Average Useful Lives		Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Intangible assets:
Definite life:
Existing technology - software	5.8 years		$24,475	$5,160	$19,315
Existing technology - games	5 years		12,331	8,426	3,905
Developed technology	8 years		7,317	2,515	4,802
Customer relationships	7.5 years		133,637	60,821	72,816
Other	3.7 years		7,414	5,657	1,757
Content library (acquired in Business Combination)	1.5 years	(1)	14,298	14,298	—
Content library (acquired post Business Combination)	1.5 years		57,844	37,315	20,529
Total intangible assets			$257,316	$134,192	$123,124

Table of Content
Global Eagle Entertainment Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Content library and intangible assets, net at December 31, 2015, consisted of the following (in thousands):

	Weighted Average Useful Lives		Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Intangible assets:
Definite life:
Existing technology - software	5.8 years		$24,474	$2,978	$21,496
Existing technology - games	5.0 years		12,331	7,193	5,138
Developed technology	8.0 years		7,317	2,058	5,259
Customer relationships	7.5 years		133,566	50,184	83,382
Other	3.7 years		7,399	4,990	2,409
Content library (acquired in Business Combination)	1.5 years		14,298	14,298	—
Content library (acquired post Business Combination)	1.5 years	(1)	49,599	33,516	16,083
Total intangible assets			$248,984	$115,217	$133,767

(1) Useful estimate based upon the content library acquired in the business combination in which the Company acquired Row 44, Inc. ("Row 44") and 86% of the shares of Advanced Inflight Alliance AG ("AIA"), which approximates historical experience.

The Company expects to record amortization of the content library and intangible assets as follows (in thousands):

Year ending December 31,	Amount
2016 (remaining six months)	$20,088
2017	39,564
2018	21,523
2019	15,834
2020	14,362
Thereafter	11,753
Total	$123,124

The Company recorded amortization expense of $7.5 million and $14.9 million for the three and six months ended June 30, 2016, respectively and $6.0 million and $12.0 million for the three and six months ended June 30, 2015, respectively. Amortization expense excludes the amortization of the content library, which is included in cost of sales.

Note 6. Available For Sale (“AFS”) Securities

During the six months ended June 30, 2016, the Company purchased and sold AFS securities for proceeds of approximately $7.7 million and recognized a de minimis gain from the sale.

Note 7.    Commitments and Contingencies

Movie License and Internet Protocol Television (IPTV) Commitments
In the ordinary course of business, the Company has certain long-term commitments, including license fees and guaranteed minimum payments owed to content providers. In addition, the Company has certain long-term arrangements with service and television providers to license and provide content and IPTV services that are subject to future guaranteed minimum payments.

Table of Content
Global Eagle Entertainment Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Operating Lease Commitments

The Company leases its operating facilities under noncancelable operating leases that expire on various dates through 2025. The Company also leases certain facilities and vehicles under month-to-month arrangements. Total rent expense for the three months ended June 30, 2016 and 2015 was $1.3 million and $1.1 million, respectively. Total rent expense for the six months ended June 30, 2016 and 2015 was $2.4 million and $2.1 million, respectively. The Company is responsible for certain operating expenses in connection with these leases.

Satellite Cost Commitments

During the six months ended June 30, 2016 and 2015, the Company maintained agreements with satellite service providers to provide for satellite capacity over Russia, the North Atlantic and for expansion of its existing capacity in the U.S. and Europe. The Company expenses these satellite fees in the month the service is provided as a charge to cost of services.

During the year ended December 31, 2014, the Company entered into a satellite service agreement with New Skies Satellites B.V. (“SES”) to provide global, Ku-band satellite bandwidth to GEE for use in GEE’s in-flight connectivity system. The SES agreement required the Company to make an up-front pre-payment of $4.0 million as well as one additional pre-payment of $4.5 million due and paid in January 2016. During the three months ended March 31, 2015, the Company entered into an agreement with Hughes Network Systems, LLC (“HNS”) to administer and assume the underlying obligations under the SES agreement, and transferred its first $4.0 million SES prepayment to HNS. The upfront $4.0 million pre-payment was applied to certain service fees through February 2016, while the $4.5 million prepayment made in January 2016 will be applied to certain future services expected to launch in 2017. In March 2016, the Company and HNS entered into an additional agreement under which HNS will deliver satellite connectivity for the Company’s next-generation, multi-band airborne services utilizing the high-throughput Ka-band Jupiter constellation of satellites. There is no cost commitment under this contract at this time because the Company has not commenced Ka-band operations to date and costs are based on actual usage.
Legal Matters

On May 6, 2014, UMG Recordings, Inc., Capitol Records, Universal Music Corp. and entities affiliated with the foregoing (collectively, “UMG”) filed suit in the United States District Court for the Central District of California against the Company and Inflight Productions Ltd. (“IFP”) for copyright infringement and related claims and unspecified money damages. IFP is a direct subsidiary of Global Entertainment AG (formally AIA) and an indirect subsidiary of the Company.  On April 20, 2016, that court issued a decision granting UMG’s motion for partial summary judgment, finding that the Company and IFP willfully infringed UMG’s copyrights. On July 1, 2014, American Airlines, Inc. (“American”) filed suit in Texas State Court against IFP, and filed an amended complaint on October 29, 2014, for breach of contract and seeking a declaration that IFP must defend and indemnify American against claims that UMG and others may assert against American for copyright infringement insofar as such claims arise out of American’s use of content provided by IFP. The American lawsuit seeks unspecified money damages and liquidated damages, as well as attorney’s fees. IFP has counterclaimed on the basis that it believes it previously reached a settlement with American on this matter. IFP intends to vigorously defend itself against the American lawsuit and prosecute its counterclaims.
During the three months ended June 30, 2016, the Company engaged in settlement negotiations with major record labels, including UMG, to settle sound-recording liabilities (the “Sound-Recording Settlements”). In addition, the Company engaged in settlement negotiations with airlines regarding related liabilities. As a result of these Sound-Recording Settlements and related negotiations, the Company has recorded a liability totaling approximately $45.8 million in the aggregate (as of June 30, 2016), which is comprised of future stock and cash payments. As a result of the Sound-Recording Settlements (one of which was executed on August 8, 2016), the Company recorded an increase to its legal settlement accruals and expenses totaling $38.1 million during the three months ended June 30, 2016.
On August 14, 2014, SwiftAir, LLC filed suit against our wholly owned subsidiary Row 44 and one of its customers for breach of contract, quantum meruit, unjust enrichment and similar claims and unspecified money damages in the Superior Court of California for the Country of Los Angeles.  SwiftAir and Row 44 had a contractual relationship, which Row 44 terminated in 2013, with respect to the provision of destination deal content to one of Row 44’s connectivity customers. Based on currently available information, the Company believes that Row 44 has strong defenses and intends to defend vigorously against this lawsuit, but the outcome of this matter is inherently uncertain and could have a material adverse effect on the Company’s business, financial condition and results of operations. As of June 30, 2016, the potential range of loss related to this matter cannot be determined.

Table of Content
Global Eagle Entertainment Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

In addition, from time to time we are party to various legal matters incidental to the conduct of our business. Certain of our outstanding legal matters include speculative claims for indeterminate amounts of damages. We record a liability when we believe that it is probable that a loss has been incurred and the amount can be reasonably estimated. While the resolution of certain of the above matters cannot be predicted with certainty, the Company does not believe, based on current knowledge, that the outcome of these currently pending claims or legal proceedings in which the Company is currently involved will have a material adverse effect on the Company's financial statements.
Earn-out and Equipment Purchase Commitments

Through the acquisitions of WOI, the RMG Assets, masFlight and navAero, the Company assumed certain obligations with respect to future contingent earn-outs. As of June 30, 2016 and December 31, 2015, the total liability was approximately $6.6 million and $9.7 million, respectively, with potential payouts on specified dates through 2020. Through its normal course of business, the Company enters into future purchase commitments with its equipment vendors to secure future inventory for its customers.

Note 8. Related Party Transactions

Loan Agreement

On February 24, 2016, the Company entered into a loan agreement (the “Loan Agreement”) with a third party that provides in-flight entertainment systems to airlines (the "Loan Party"). The Loan Party is majority-owned by PAR Investment Partners, L.P., or PAR, who beneficially owned approximately 37% of our outstanding shares of common stock as of June 30, 2016. The Chairman of the Company's Board of Directors is also a Managing Partner of PAR and a member of the board of directors of the Loan Party.

The Loan Agreement provides for extensions of credit by the Company to the Loan Party of up to $5.0 million. The Company's Board of Directors considered the entry into the Loan Agreement under the Company’s policies and procedures regarding related person transactions, and determined that it was appropriate and in the best interests of the Company and its stockholders to enter into the Loan Agreement due to the Loan Party’s position as a supplier to flydubai, a Connectivity customer of the Company, and the Loan Party’s future business prospects. Our Board of Directors further determined that the parties’ relationships did not give rise to any material conflict of interest in entering into the Loan Agreement.

The Loan Agreement qualifies the Loan Party as a variable interest entity to the Company. In accordance with ASC 810, Consolidation, the Company was not deemed to be the primary beneficiary of the Loan Party as the Company does not hold any power over the Loan Party's activities that most significantly impact its economic performance. Therefore, the Loan Party is not subject to consolidation. The maximum exposure to loss as a result of the Loan Agreement is the outstanding principal balance and any accrued interest thereon.

The borrowings under the Loan Agreement are evidenced by a senior secured promissory note (the "Note") and bear interest at a per annum rate of 15%. The outstanding principal and accrued interest thereon are payable in full December 31, 2016. As of June 30, 2016, the outstanding principal balance of the loan was $4.5 million, inclusive of a $0.1 million origination fee. Accrued interest receivable under the Note as of June 30, 2016 was approximately $0.2 million. As a result of information provided by the Loan Party subsequent June 30, 2016, the Company impaired the Note during the three months ended June 30, 2016 and wrote off the outstanding principal balance of the Note and accrued interest receivable.

Subscription Receivable with Employee

The Company has an agreement with a former officer of Row 44 to stock-settle his note receivable and accrued interest, which amounted to $0.5 million, in exchange for certain shares of the Company's common stock held by the officer. As of June 30, 2016 and December 31, 2015, the balance of the former officer’s receivable amounted to $0.5 million and is presented as subscriptions receivable. The Company recognizes interest income when earned, using the simple interest method. Interest amounts recognized by the Company during the three and six months ended June 30, 2016 and June 30, 2015 were not material. The Company makes ongoing assessments regarding the collectability of the notes receivable and subscriptions receivable balances.

Table of Content
Global Eagle Entertainment Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Administrative Services

One of the Company's subsidiaries rents office space belonging to a company in which a former member of such subsidiary's management had an ownership interest. The former member of management sold his interest in the office during the third quarter of 2015. There were no unpaid lease liabilities as of June 30, 2016 and December 31, 2015. The Company recognized rent expense of $0.1 million each for the three and six months ended June 30, 2016 and 2015, respectively.

Office Lease Agreement with Employee

In connection with the acquisition of substantially all of the assets of Post Modern Edit, LLC and related entities ("PMG") in 2013, the Company acquired an office lease in a building that is currently being occupied and used as part of operations in Irvine, California. This building is majority-owned by one of the founding members of PMG, who was an employee of the Company through March 2015. The lease terminates on March 31, 2024. The total rental expense incurred during the three and six months ended June 30, 2016 and 2015 was $0.1 million.

PMG Post-Closing Payment

In connection with the Company's purchase of substantially all of the assets of PMG in June 2013, the Company agreed to a post-closing payment based on the fulfillment of certain post-closing employment obligations by certain PMG executives (the "PMG Earn Out"), which the Company is required to account for as compensation to the sellers and is recognized as an expense, over the requisite service period. In June 2014, the Company modified the PMG Earn Out to waive the PMG Earn Out and certain other purchase obligations and PMG seller rights in exchange for cash consideration of $2.5 million (the “Additional PMG Consideration”). Fifty percent of the additional PMG Consideration was payable after 10 days from closing, and the remaining $1.25 million was payable in four quarterly installments through the first half of 2015. At December 31, 2014, the remaining outstanding balance was approximately $0.9 million. During the quarter ended March 31, 2015, the Company further modified the PMG Earn Out to accelerate the payment of the remaining $0.6 million payment to April 2015. As the PMG Earn Out was settled in 2015, there was no outstanding balance on the PMG Earn Out as of June 30, 2016.

masFlight Earn-Out

In August 2015, the Company acquired masFlight for approximately $10.3 million in cash and $9.3 million in contingent consideration. As a portion of the contingent consideration is subject to future employment of certain employees of masFlight, certain contingent consideration is recorded as compensation expense prospective to the acquisition date. During the three months ended June 30, 2016, the Company recognized a reduction in compensation expense of $0.5 million relating to the masFlight contingent consideration. As of June 30, 2016, the earn-out compensation liability was $0.3 million.

AIA Earn-Out

The Company recognized an expense of $1.4 million during the year ended December 31, 2014 as a result of the remeasurement of the fair value of the earn-out liability acquired in the AIA stock acquisition. The earn-out was payable to one of the former managing directors at Entertainment in Motion, a wholly owned subsidiary. The earn-out liability was paid and fully settled during the year ended December 31, 2015. As of June 30, 2016, there was no outstanding balance owed on this earn-out.

Table of Content
Global Eagle Entertainment Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 9. Common Stock, Stock Options and Warrants

Stock Repurchase Program

In March 2016, the Company's Board of Directors (the "Board") authorized a stock repurchase program under which the Company may repurchase up to $50.0 million of its common stock. Under the stock repurchase program, the Company may repurchase shares from time to time using a variety of methods, which may include open-market purchases and privately negotiated transactions. The extent to which the Company repurchases its shares, and the timing and manner of such repurchases, will depend upon a variety of factors, including market conditions, regulatory requirements and other corporate considerations, as determined by management. The Company measures all potential buybacks against other potential uses of capital which may arise from time to time. The repurchase program does not obligate the Company to repurchase any specific number of shares, and may be suspended or discontinued at any time. The Company expects to finance any purchases with existing cash on hand, cash from operations and potential additional borrowings. During the three months ended June 30, 2016, the Company repurchased 0.6 million shares of its common stock for consideration of $5.2 million in the aggregate. As of June 30, 2016, the remaining authorization under the stock repurchase plan was $44.8 million.

Warrants Repurchase Program

During the year ended December 31, 2014, the Board authorized a warrant repurchase program under which the Company may repurchase GEE's Public SPAC Warrants for an aggregate purchase price, payable in cash and/or shares of common stock, of up to $25.0 million (inclusive of certain prior warrant purchases). In August 2015, the Board authorized an additional $20.0 million for this repurchase program. As of June 30, 2016 and December 31, 2015, $16.7 million was available to repurchase GEE's Public SPAC Warrants under this authorization. The amount the Company spends and the number of warrants repurchased varies based on a variety of factors including the warrant price.

Stock Options

Under the Company's 2013 Amended and Restated Equity Incentive Plan, (as amended, the "Plan"), the Administrator of the Plan, which is the compensation committee of the Company's Board of Directors, may grant up to 11,000,000 stock options, restricted stock, restricted stock units (RSUs) and other incentive awards to employees, officers, non-employee directors, and consultants, and such options or awards may be designated as incentive or non-qualified stock options at the discretion of the Administrator. The exercise price of stock option awards granted is equal to the per share closing price of the common stock on the date the options were granted. Stock option awards generally vest over one to four years, expire five to seven years from the date of grant and certain stock option and RSU awards have accelerated vesting provisions in the event of a change in control and certain termination provisions.

Fair values of the stock options at June 30, 2016 and 2015 were determined using the Black-Scholes model and the following weighted average assumptions:

	Six Months Ended June 30,
	2016	2015
Common stock price on grant date	$8.45	$13.14
Expected life (in years)	3.9	4.0
Risk-free interest rate	1.12%	1.31%
Expected stock volatility	45.0%	50.0%
Expected dividend yield	—%	—%
Fair value of stock options granted	$2.97	$5.37

Table of Content
Global Eagle Entertainment Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Stock option activity for the six months ended June 30, 2016 is as follows:

Global Eagle Stock Option Plan	Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2016	5,625	$11.20
Granted	937	$8.45
Exercised	(26)	$9.87
Forfeited	(246)	$11.51
Outstanding at June 30, 2016	6,290	$10.78	2.99	$2
Vested and expected to vest at June 30, 2016	5,665	$10.77	2.89	$1
Exercisable at June 30, 2016	3,220	$10.79	2.33	$—

Restricted Stock Units

Under the Plan, RSU awards that can be granted to employees, officers and consultants vest annually on each anniversary of the grant date and generally over a 4-year term. RSUs granted to non-employee directors in 2016 and 2015 cliff-vest on the 13 month anniversary from the grant date. The grant date fair value of an RSU equals the closing price of the Company's common stock on the grant date.

The following summarizes select information regarding our RSUs during the six months ended June 30, 2016:

	Units (in thousands)	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2016	408	$12.71
Granted	532	$7.90
Vested	(43)	$13.23
Forfeited	(42)	$12.15
Balance nonvested at June 30, 2016	855	$9.72	$5,677
Vested and expected to vest at June, 2016	587	$9.78	$3,732

Stock-Based Compensation Expense

Stock-based compensation expense related to all employee and non-employee stock-based awards for the three and six months ended June 30, 2016 and 2015 was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Stock-based compensation expense:
Cost of services	$74	$124	$150	$165
Sales and marketing expenses	112	338	279	364
Product development	246	196	494	509
General and administrative	1,761	894	3,339	3,064
Total stock-based compensation expense	$2,193	$1,552	$4,262	$4,102

Table of Content
Global Eagle Entertainment Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Warrants

The following is a summary of the "Legacy Row 44 Warrants" outstanding as of June 30, 2016. Our Legacy Row 44 Warrants are warrants issued by a legacy entity purchased as part of the Business Combination. The Legacy Row 44 Warrants were originally exercisable for shares of Row 44, but as a result of the Business Combination became exercisable for Company common stock.

	Weighted Average Exercise Price per Warrant	Number of Warrants (as converted) (in thousands)	Weighted Average Remaining Life (in years)
Legacy Row 44 Warrants (1)	$8.79	690	0.72
Legacy Row 44 Warrants (2)	$8.62	477	0.94
(1) Originally issuable for Row 44 common stock.
(2) Originally issuable for Row 44’s Series C preferred stock.

The following is a summary of Public SPAC Warrants outstanding as of June 30, 2016. There was no activity for the three months ended June 30, 2016.

Public SPAC Warrants	Number of Warrants (in thousands)	Weighted Average Exercise price	Weighted Average Remaining Contractual Term (in years)
Outstanding and exercisable at June 30, 2016	6,173	$11.50	1.59

The Company accounts for its 6.2 million Public SPAC Warrants as derivative liabilities at June 30, 2016. During the three and six months ended June 30, 2016 and June 30, 2015, the Company recorded income of approximately $10.9 million and $16.8 million, respectively, and $14.8 million and $15.7 million, respectively, in the condensed consolidated statements of operations as a result of the remeasurement of these warrants. The fair value of warrants issued by the Company has been estimated using the warrants' quoted public market price. In the event the closing price of the Company's common stock is at or above $17.50 for twenty of thirty consecutive trading days, the Company can redeem the 6.2 million Public SPAC Warrants for $0.01 per warrant following a 30-day notice period, during which period holders may exercise their warrants at $11.50 per share, with estimated proceeds of approximately $71.0 million, unless we decide, at our option, to make them exercisable on a cashless basis.

Note 10. Income Taxes

The Company recorded an income tax provision of $0.7 million and $1.3 million for the three months ended June 30, 2016 and 2015, respectively, and $3.9 million and $0.6 million for the six months ended June 30, 2016 and 2015, respectively. The tax provision for the six months ended June 30, 2016 is primarily attributable to changes in state and foreign income taxes resulting from fluctuations in the foreign subsidiaries’ contribution to pretax income, withholding taxes and effects of permanent differences. The tax provision for the six months ended June 30, 2015 was reduced by benefits realized from internal restructuring during the period.
Due to uncertainty as to the realization of benefits from the Company's U.S. and certain international net deferred tax assets, including net operating loss carryforwards, the Company has a full valuation allowance reserved against such net deferred tax assets. The Company intends to continue to maintain a full valuation allowance on certain jurisdictions' net deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of these allowances.
As of June 30, 2016 and December 31, 2015, the liability for income taxes associated with uncertain tax positions was $6.2 million and $4.6 million, respectively. The net increase in the liability during 2016 was primarily attributable to reserves for tax positions taken by one of the Company’s Canadian subsidiaries. As of June 30, 2016 and December 31, 2015, the Company had accrued $1.7 million and $1.4 million, respectively, of interest and penalties related to uncertain tax positions. It is reasonably

Table of Content
Global Eagle Entertainment Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

possible that the amount of the unrecognized benefit with respect to certain of the Company’s unrecognized tax positions may significantly decrease within the next 12 months. This change may be the result of ongoing audits or the expiration of federal and state statutes of limitations for the assessment of taxes.

Note 11.     Notes Payable and Bank Debts

Convertible Senior Notes

In February 2015, the Company issued an aggregate principal amount of $82.5 million of convertible senior notes due in 2035 (the “Convertible Notes”) in a private placement. The Convertible Notes were issued at par, pay interest semi-annually in arrears at an annual rate of 2.75% and mature on February 15, 2035, unless earlier repurchased, redeemed or converted pursuant to the terms of the Convertible Notes. In certain circumstances and subject to certain conditions, the Convertible Notes are convertible at an initial conversion rate of 53.9084 shares of common stock per $1,000 principal amount of notes (which represents an initial conversion price of approximately $18.55 per share), subject to adjustment. Holders of the Convertible Notes may convert their Convertible Notes at their option at any time prior to the close of business on the business day immediately preceding November 15, 2034, only if one or more of the following conditions has been satisfied: 1) during any calendar quarter beginning after March 31, 2015 if the closing price of the Company's common stock equals or exceeds 130% of the respective conversion price per share during a defined period at the end of the previous quarter, 2) during the five consecutive business day period immediately following any five consecutive trading day period in which the trading price per $1,000 principal amount of Convertible Notes for each trading day was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate on each such trading day; 3) if specified corporate transactions occur, or 4) if the Company calls any or all of the Convertible Notes for redemption, at any time prior to the close of business on the second business day immediately preceding the redemption date. On or after November 15, 2034, until the close of business on the second scheduled trading day immediately preceding the maturity date, a holder may convert all or a portion of its Convertible Notes at any time, regardless of the foregoing circumstances.

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

In accounting for the direct transaction costs (the "issuance costs") related to the Convertible Notes, the Company allocated the total amount of issuance costs incurred to the liability and equity components based on their relative values. The Company

Table of Content
Global Eagle Entertainment Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

recorded issuance costs of $1.8 million and $0.3 million to the liability component and equity component, respectively. Issuance costs, including fees paid to the initial purchasers who acted as intermediaries in the placement of the Convertible Notes, attributable to the liability component are presented in the balance sheet as a direct deduction from the carrying amount of the debt liability and are amortized to interest expense over the term of the Convertible Notes, and the issuance costs attributable to the equity component were netted with the equity component and included within "Additional paid-in capital" in the condensed consolidated balance sheets. Interest expense related to the amortization expense of the issuance costs associated with the liability component was not material during the three and six months ended June 30, 2016.

As of June 30, 2016 and December 31, 2015, the outstanding Convertible Notes balance, net of debt issuance costs and discount associated with the equity component, was $68.7 million and $68.3 million, respectively.

Bank Debt

With the acquisition of Travel Entertainment Group Equity Limited and subsidiaries ("IFES") on October 18, 2013, the Company assumed approximately $1.3 million of debt in the form of two facility letters for a commercial mortgage loan with a bank for $0.2 million and $1.1 million. The commercial mortgage loan for $0.2 million matured and the remaining outstanding balance and accrued interest was repaid in October 2014. The $1.1 million mortgage letter matures in October 2032 and bears interest at a rate equal to 1.75%. Interest is paid on a monthly basis. There was no accrued interest on the mortgage letter as of June 30, 2016 and December 31, 2015. As of June 30, 2016 and December 31, 2015, there were $0.8 million and $0.9 million in borrowings outstanding under the remaining facility letter, respectively.

Citibank Loans

On December 22, 2014, the Company entered into a Credit Agreement with Citibank (the "Citibank Credit Agreement"), providing for $2.4 million of term loans (the "Citibank Term Loans") and a revolving line of credit (the "Citibank Revolving Loans") in an amount not to exceed $20.0 million. The Citibank Term Loans bore interest at a floating rate based on LIBOR plus an applicable interest margin per annum and were to mature on December 22, 2017. A total of $0.2 million of the principal amount of the Citibank Term Loans plus any accrued and unpaid interest was to be repaid at the end of each quarter. The outstanding balance of the Citibank Term Loans were prepayable in whole or in part at any time without penalty. As noted below, the Company repaid the outstanding balance and terminated the Citibank Credit Agreement on July 27, 2016

Debt issuance costs incurred in connection with the Citibank Term Loans totaled $0.3 million and were being amortized to interest expense over the respective term of the loans. As of June 30, 2016 and December 31, 2015, there were $1.0 million and $1.3 million, respectively, outstanding under the Citibank Term Loans and $20.0 million available for future borrowings under the Citibank Revolving Loans.

    The following is a schedule, by year, of future minimum principal payments required under notes payable and bank debts as of June 30, 2016 (in thousands):

Years Ending December 31,	Amount
2016 (remaining six months)	$716
2017	356
2018	49
2019	45
2020	41
Thereafter	83,074
Total	$84,281

On July 27, 2016, in connection with the completion of the Emerging Markets Communications ("EMC") acquisition, the Company repaid all amounts outstanding under the Citibank Credit Agreement. In exchange for the payment in full of obligations under the Citibank Credit Agreement, the Company terminated that agreement and obtained a full release of any further obligations thereunder. See Note 14, Subsequent Events.

Table of Content
Global Eagle Entertainment Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 12. Concentrations

Concentrations of Credit and Business Risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash and cash equivalents and accounts receivable.

At June 30, 2016 and December 31, 2015, the Company's cash and cash equivalents were maintained primarily with major U.S. financial institutions and foreign banks. Deposits with these institutions at times exceed the federally insured limits, which potentially subjects the Company to concentration of credit risk. The Company has not experienced any losses related to these balances and believes that there is minimal risk.

A substantial portion of the Company's revenue is generated through arrangements with Southwest Airlines. The percentage of revenue generated through this customer (which represents more than 10% of our consolidated revenue) is as follows:

	Six Months Ended June 30,
	2016	2015
Southwest Airlines as a percentage of total revenue	24%	25%
Southwest Airlines as a percentage of Connectivity revenue	83%	89%

No other customer accounted for greater than 10% of total revenue for the two periods presented.

There were no accounts receivable balances from customers that represented more than 10% of total accounts receivable at June 30, 2016 and December 31, 2015.

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

	Six Months Ended June 30,
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

Note 14. Subsequent Events

Effective July 27, 2016, the Company completed the purchase of EMC, a land and maritime satellite communications company, in exchange for stock, cash and the assumption of certain legacy EMC debt. The purchase price, which is subject to customary post-closing working capital and other adjustments, consisted of (i) $30 million in cash paid at closing, (ii) approximately 5.5 million shares of Company common stock issued at the closing, (iii) the Company's assumption of approximately $386 million of EMC's indebtedness, (iv) the redemption for cash of approximately $55 million of existing seller preferred stock and (v) $25 million in deferred compensation to be paid in cash or newly issued Company common stock (at the Company's option) one year after the closing.

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

These forward-looking statements are based on information available to us as of the date of this Quarterly Report on Form 10-Q and on our current expectations, forecasts and assumptions, and involve substantial risks and uncertainties. Actual results may vary materially from those expressed or implied by the forward looking statements herein due to a variety of factors, including: our ability to integrate our acquired businesses, the ability of our business to grow, including through acquisitions which we are able to successfully integrate, and the ability of our executive officers to manage growth profitably; any delay or inability to realize the expected benefits and synergies of the EMC acquisition; our assumption of EMC’s outstanding indebtedness and the costs relating thereto; our compliance with the covenants in our credit facilities; the risk that disruptions from the EMC acquisition will harm our business, including customer retention risk; competitive responses to the EMC acquisition; our ability to effectively protect EMC’s intellectual property rights; the ability of our customer Southwest Airlines to maintain a sponsor for its “TV Flies Free” offering and our ability to replicate this model through other sponsorship alliances; the outcome of any legal proceedings pending or that may be instituted against us, our subsidiaries, or third parties to whom we owe indemnification obligations; costs associated with defending and/or settling pending or future intellectual property infringement actions and other litigation or claims, and our failure to complete negotiations with major record labels to settle legacy sound recording liabilities on contemplated terms; our ability to recognize and timely implement future technologies in the aviation, maritime and land satellite connectivity and remote-communications space, including GSM and Ka-band system development and deployment; our ability to capitalize on investments in developing our service offerings, including our long-term project with QEST to develop global antenna technologies; significant product development expenses associated with our long-term line-fit initiatives; our ability to deliver end-to-end network performance sufficient to meet increasing airline and maritime customer and passenger demand; our ability to obtain regulatory approval on a timely basis for the use of our equipment on aircraft and maritime vessels; our ability to obtain and maintain international authorizations to operate our service over the airspace or terrestrial waters of foreign jurisdictions; our ability to expand our service offerings and deliver on our service roadmap; our ability to timely and cost-effectively identify and license television and media content that passengers will purchase; a decrease in the media content onboard IFE systems and/or the discontinuance of the use of IFE systems indefinitely due to the emergence and increase in the use of hand-held personal devices by airline and maritime passengers; general economic and technological circumstances in the satellite transponder market, including access to transponder space in capacity limited regions and successful launch of replacement transponder capacity where applicable; our ability to obtain and maintain licenses for content used on legacy installed IFE systems, or our failure to have the appropriate intellectual-property licenses for our business; the loss of, or failure to realize benefits from, agreements with our airline and maritime partners; the loss of relationships with original equipment manufacturers or dealers; unfavorable economic conditions in the airline and maritime industries and economy as a whole; our ability to expand our domestic or international operations, including our ability to grow our business with current and potential future airline, maritime and land-based partners or successfully partner with satellite service providers, including Intelsat, Hughes Network Systems and SES; our reliance on third-party satellite service providers and equipment and other suppliers, including single source providers and suppliers; the effects of service interruptions or delays, technology failures, material defects or errors in our software, damage to our equipment or geopolitical restrictions; the result of ongoing tax audit that could result in reduction of tax carryforwards; the limited operating history of our connectivity and in-flight television and media products; increases in our projected capital expenditures due to, among other things, unexpected costs incurred in connection with the roll out of our technology roadmap or our international plan of expansion; fluctuation in our operating results; the demand for in-flight broadband Internet access services and market acceptance for our products and services; our ability to generate sufficient cash flow to make payments on our indebtedness; our incurrence of additional indebtedness in the future; our ability to repay the convertible notes at maturing or to repurchase the convertible nets upon a fundamental change or at specific repurchase dates; the effect of the conditional conversion feature of the convertible notes; the loss of management and other key employees; substantial non-recurring transaction, regulatory and integration costs and/or unknown liabilities; sales of our stock in the future by shareholders of EMC, which will hold a substantial portion of our outstanding securities, and the resulting effect on the price of our common stock; changes in laws or regulations that apply to us or our industry; the execution and compliance costs relating to new regulatory and compliance frameworks , new market risks and operations in new geographies; and other risks and uncertainties set forth in this report and in our most recent Annual Report on Form 10-K.

The following discussion and analysis of our business and results of operations for the three and six months ended June 30, 2016, and our financial condition at that date, should be read in conjunction with the financial statements and the notes thereto included in our previously filed Quarterly Report on Form 10-Q, this Quarterly Report on Form 10-Q and our 2015 Form 10-K.

Overview of the Company

We are a leading full-service provider of connectivity and content to the worldwide travel industry, as well as the non-theatrical markets in Canada and in the U.S. and overseas. Our principal operations and decision-making functions are located in North America and Europe. We manage and report our businesses in two operating segments: Connectivity and Content. Our chief operating decision maker regularly reviews our operating results by our Connectivity and Content operating segments, principally to make decisions about how we allocate our resources and to measure our segment and consolidated operating performance. As of June 30, 2016, the majority of our revenue was generated through the licensing of content and providing our Wi-Fi and Content services to the airline industry, and to a lesser extent through the sale of network equipment to airlines. Our chief operating decision maker regularly reviews revenue and contribution profit on a segment basis, and our results of operations and pre-tax income or loss on a consolidated basis in order to gain more depth and understanding of the key business metrics driving our business. Accordingly, we report revenue and contribution profit for these segments separately.

For the six months ended June 30, 2016 and 2015, we reported revenue of $226.1 million and $202.7 million, respectively. For the six months ended June 30, 2016 and 2015, our Content operating segment accounted for 72% of our total revenue, and our Connectivity operating segment accounted for 28%. For the six months ended June 30, 2016 and 2015, one airline customer, Southwest Airlines, accounted for 24% and 25% of our consolidated revenue, respectively.

Recent Developments

Effective July 27, 2016, the Company completed the purchase of EMC, a land and maritime satellite communications company, in exchange for stock, cash and the assumption of certain legacy EMC debt. See Note 14, Subsequent Events, in the accompanying financial statements, and also Liquidity and Capital Resources for a discussion if the indebtedness we assumed in connection with our acquisition of EMC (the “EMC Acquisition”) and Part II, Item 1A. Risk Factors for a discussion of the risks associated with such increased indebtedness. The Company also assumed EMC’s outstanding litigation matters in connection with the EMC Acquisition. See Part II, Item 1A. Risk Factors for a discussion of the risks associated with such litigation. We expect that EMC’s maritime and land businesses will comprise a separate service line within our Connectivity reporting segment.

Basis of Presentation

This analysis is presented on a consolidated basis. In addition, a brief description is provided of significant transactions and events that have an impact on the comparability of the results being analyzed.

Opportunities, Challenges and Risks

For the six months ended June 30, 2016 and 2015, we derived our revenue primarily through licensing and related services from our Content operating segment, and secondarily from Wi-Fi Internet service and the sale of equipment to airlines from our Connectivity operating segment. For the six months ended June 30, 2016 and 2015, the vast majority of our equipment and Wi-Fi Internet service revenue were generated by two airlines, Southwest Airlines and Norwegian Air Shuttle.

We believe that our operating results and performance are driven by various factors that affect the commercial travel industry, including general macroeconomic trends affecting the travel industry, trends affecting our target user base, regulatory changes, competition and the rate of passenger adoption of our services, as well as factors that affect Wi-Fi Internet service providers in general. Growth in our Content and Connectivity operating segments is principally dependent upon the number of customers that implement our services, our ability to negotiate favorable economic terms with our customers and partners, and the number of passengers who use our services. Growth in our margins is dependent on our ability to manage the costs associated with implementing and operating our services, including the costs of licensing and distributing content, equipment and satellite service. Our ability to attract and retain new and existing customers will be highly dependent on our abilities to implement our services on a timely basis and continually improve our network and operations as technology changes and as we experience increased network capacity constraints as we continue to grow.
As technology continues to evolve, we believe that there are opportunities to expand our services by adding more content in a greater variety of formats. Currently, our Content and Connectivity operating segments are separate platforms; however, we believe there is an opportunity to diversify our revenue long term by cross leveraging these services, including offering a greater variety of premium paid content across our Connectivity platform. For example, we acquired Advanced Inflight Alliance AG ("AIA"), Post Modern Edit, LLC and related entities (collectively, "PMG") and Travel Entertainment Group Equity Limited and subsidiaries (collectively, "IFES") in 2013 to accelerate our paid premium content opportunity. During 2014, we launched a newly developed system that enables airlines to provide in-cabin Wi-Fi delivery of content to airline passengers' hand-held personal devices. Conversely, the evolution of technology presents an inherent risk to our Content and Connectivity operating segments. We continue to see opportunities to expand our connectivity services in parts of the world and will need to make substantial investments to improve our current service offerings. As a result, during 2015, we entered into a long-term development project with QEST to develop new global antenna technologies, and more recently expanding this effort to include Ka-band antenna development. We expect to continue making significant product development investments to our existing connectivity technology solutions to address these opportunities. Our Connectivity platform utilizes leading satellite Ku-band systems and equipment today; however, with the introduction and evolution of more competitive technologies such as GSM solutions, our current technology may change, or become obsolete, too expensive and/or outdated.  On October 24, 2014, we entered into an agreement with New Skies Satellites B.V. ("SES") for satellite capacity for the period that began in the first half of 2015 and continues for ten years after the launch of a Ku-HTS satellite. The agreement with SES provides us with global satellite coverage and the ability to participate in future technology improvements in Ku-band satellite solutions. In February 2015, we modified the terms of our current agreements with SES and Hughes Network Systems, LLC ("Hughes") to formalize a satellite capacity ordering structure whereby the Company will order SES-sourced satellite capacity through Hughes and Hughes will provide satellite performance and satellite coverage evaluation services to the Company. However, there is no guarantee that our existing or future satellite providers or solutions will be adequate to enable us to compete effectively with our competitors, and as a result we may lose customers to our competitors who offer more technologically evolved and/or less costly connectivity systems in the future.  Lastly, the future growth in our Content operating segment relies heavily on our customers continuing to utilize onboard in-flight entertainment ("IFE") systems for their passengers to watch media content.  With the emergence and increased use of hand-held personal devices by passengers, our customers may decide to decrease the media content onboard IFE systems, and/or discontinue the use of IFE systems indefinitely.  This would adversely impact the future growth of our Content operating segment.
The use of our connectivity equipment on our customer’s airplanes is subject to regulatory approvals, such as a Supplemental Type Certificate (“STC”) that are imposed by agencies such as the Federal Aviation Agency (“FAA”) and the European Aviation Safety Agency (“EASA”). The costs to obtain an STC can be significant and vary by plane type and customer location. We have STCs to operate our equipment on several plane types, including Boeing’s 737, 757, 767 and 777 families, and for the Airbus A320 family. While we believe we will be successful in obtaining STC approvals in the future as needed, there is a risk that neither the FAA nor EASA will approve an STC on a timely basis, if at all, and as a result, it could negatively impact our growth, relationships, and ability to deploy our future connectivity services with our customers. To partially address the risk and costs of obtaining STCs in the future, we signed an agreement with Boeing for offering our connectivity equipment on a line-fit basis for Boeing’s 737 MAX and 787 models, and our Connectivity equipment is available as an option on new Boeing 737 airplanes. We also expect to undertake similar line-fit initiatives with other plane manufacturers such as Airbus in the near term. As a result, we expect to continue incurring significant product development expenses in the foreseeable future as we invest in these long-term line-fit opportunities, which we believe will improve our long-term ability to onboard our connectivity equipment on new plane types in a more scalable and cost-effective manner.
We are significantly dependent on certain key suppliers. Through June 30, 2016, our Connectivity operating segment has purchased its satellite bandwidth from two suppliers (Hughes and SES), which also provide us with certain equipment and servers required to deliver the satellite stream, rack space at the supplier's data centers to house the equipment and servers and network operations service support. We also purchase radomes, satellite antenna systems and rings from single suppliers. Any interruption in supply from these significant vendors could have a material impact on our ability to provide connectivity services to airline customers.
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
The growth of our Connectivity segment is based upon a number of factors, including the rates at which we grow the number of installed base of connectivity systems from new and existing customers, customer demand for connectivity services, government regulations and approvals, passenger adoption, growth, take rates, and overall usage of our connectivity services, the general availability and pricing of satellite bandwidth globally, pricing pressures from our competitors, general travel industry trends, new and competing connectivity technologies, and our ability to manage the underlying economics of connectivity services on a global basis.  In February 2015, we raised capital through a private placement of convertible senior notes, a portion of which proceeds we are using for equipment financing arrangements. The long-term economics of any future agreement involving equipment financing could positively or negatively impact our liquidity, growth, Connectivity margins, relationships, and ability to deploy our future connectivity services with current or future customers.
Our consolidated cost of sales, the largest component of our operating expenses, can vary from period to period, particularly as a percentage of revenue, based upon the mix of the underlying equipment and service revenues we generate. In addition, our consolidated cost of sales will vary period to period as we acquire new customers and to accommodate the growth of our connectivity segment. During the year ended December 31, 2015, the growth from our Connectivity segment improved our overall operating margins. As a result, our cost of sales as a percentage of our revenue improved throughout 2015 as compared to 2014. Beginning in the second half of 2015 throughout the first half of 2016, we increased our investment in satellite capacity over North America and the Middle East to facilitate the growth of our existing and new connectivity customer base, which included a $6.7 million and $4.9 million capital purchase of satellite transponders during the three months ended September 30, 2015 and March 31, 2016, respectively. Depending on the timing of our satellite expenditures, our consolidated cost of sales as a percentage of our revenue may fluctuate from period to period.
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
During the third quarter of 2015, we completed acquisitions of Western Outdoor Interactive ("WOI"), certain assets from RMG Networks Holding Corporation (the "RMG Assets"), masFlight, Inc. and navAero, Inc. for an aggregate cash purchase price of $60.2 million, including $5.0 million of cash paid as contingent consideration. WOI and the RMS Assets were acquired to strengthen and increase the scope of our service offerings, including expanding our digital media and content services, and providing us with increased integrated solutions to meet the digital media and content service demands of the airline and maritime markets. masFlight, the industry's leading operational data analytics platform, and navAero, the industry's leading developer of cutting-edge EFB (Electronic Flight Bag) and cockpit data solutions together form the foundation of our operations solutions services business, leveraging next-generation aircraft connectivity to create a revolutionary new platform that helps airlines improve operations, realize cost efficiencies, and enhance the overall passenger experience. During the second half of 2015, the aggregate financial results from these acquisitions were not significant in comparison to our existing operations. However, we believe the long-term growth opportunities are significant for our digital media and operations solutions services, and as a result we are making significant operating investments throughout 2016 to facilitate these long-term growth opportunities.
In 2014, we commenced integration and formal restructuring activities of our 2013 acquisitions of AIA, PMG and IFES to support future growth. In September 2014, we announced and commenced our formal restructuring plan (the “Restructuring Plan”), and we began realizing significant cost savings from the Restructuring Plan during 2015. We completed the implementation of the Restructuring Plan before the end of 2015. In addition, in the first halves of 2015 and 2016, we initiated further integration activities that we believe will help us to further accelerate our operating margin in 2016 and beyond.
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
Connectivity Segment
We currently generate our Connectivity revenue through the sale of equipment and through our Wi-Fi Internet and related service offerings. Our equipment revenue is based on the sale and corresponding support of our connectivity equipment to our commercial airline customers. Our service revenue is based on the fees paid by customers and/or their passengers for the delivery of in-flight services, such as Internet access and live television, and to a lesser extent from revenue sharing arrangements with customers for Internet based services used by their passengers, such as shopping.
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
Included in our Connectivity service revenue are periodic service level credits, which vary from customer to customer and are based on the contracted service levels we provide over any given period.
Content Segment
A significant amount of our Content revenue is generated from licensing of acquired and third party media content, video and music programming, applications, and video games to the travel industry, and to a lesser extent from services ranging from selection, purchase, production, customer support and technical adjustment of content in connection with the integration and servicing of IFE programs. Our Content licensing revenue is based upon individual licensing agreements with cusotmers to deliver and air content over specified terms. Content services revenue, such as technical services, the encoding of video products, development of graphical interfaces or the provision of materials, is priced on specific services contracted for and recognized as services are performed.
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
Services. Service costs of sales principally consist of the costs of satellite service and support, revenue recognized by us and shared with others as a result of our revenue-sharing arrangements, Internet connection and co-location charges and other platform operating expenses including depreciation of the systems and hardware used to build and operate our platform; and personnel costs related to our network operations, customer service and information technology. As we continue to build out our Connectivity services platform and expand our satellite coverage globally, we anticipate that our service costs will increase when compared to historical periods. Our services cost of sales are dependent on a number of factors, including the amount of satellite coverage and bandwidth required to operate our services and the number of partners with whom we share our corresponding revenue.

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
Provision for Legal Settlements
During the six months ended June 30, 2016, the Company incurred a one-time charge of $40.1 million for potential settlement with major record labels to settle sound recording liabilities. The Company has also engaged in settlement negotiations with airlines regarding related liabilities.
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
Stock-Based Compensation
Included in our operating expenses are expenses associated with stock-based compensation, which are allocated and included in cost of sales, sales and marketing, product development and general and administrative expenses as necessary. Stock-based compensation expense is largely comprised of costs associated with stock options and restricted stock units granted to our directors, employees and consultants. We record the fair value of these equity-based awards and expense at their cost ratably over related vesting periods. In addition, stock-based compensation expense includes the cost of options to purchase common stock issued to certain non-employees.
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
Critical Accounting Policies and Estimates

The preparation of our condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the notes to the financial statements. Some of those judgments can be subjective and complex, and therefore, actual results could differ materially from those estimates under different assumptions or conditions. A summary of our critical accounting policies is presented in Part II, Item 7, of our Annual Report on Form 10-K for the year ended December 31, 2015. There have been no material changes to our critical accounting policies during the three months ended June 30, 2016.

Results of Operations

The following tables set forth our results of operations for the periods presented. The period-to-period comparison of financial results is not necessarily indicative of future results (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenue	$112,265	$102,376	$226,082	$202,681
Operating expenses:
Cost of sales	75,086	66,083	151,854	135,509
Sales and marketing expenses	6,491	4,964	11,163	8,239
Product development	8,416	6,451	17,162	13,681
General and administrative	18,447	17,576	37,667	35,695
Provision for legal settlements	38,142	750	40,143	750
Amortization of intangible assets	7,486	6,005	14,889	11,988
Restructuring charges	—	—	—	302
Total operating expenses	154,068	101,829	272,878	206,164
(Loss) income from operations	(41,803)	547	(46,796)	(3,483)
Other income (expense):
Interest expense, net	(613)	(583)	(1,417)	(828)
Change in fair value of derivatives	10,926	14,789	16,791	15,743
Other expense, net	(5,934)	(443)	(5,254)	(1,239)
(Loss) income before income taxes	(37,424)	14,310	(36,676)	10,193
Income tax expense	736	1,323	3,896	637
Net (loss) income	$(38,160)	$12,987	$(40,572)	$9,556

Net (loss) income per common share - basic	$(0.49)	$0.17	$(0.52)	$0.12
Net (loss) per common share - diluted	$(0.49)	$(0.02)	$(0.52)	$(0.08)

Weighted average common shares - basic	78,127	77,111	78,385	76,993
Weighted average common shares - diluted	78,127	78,518	78,385	78,623

The following table provides the depreciation expense included in the above line items (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Cost of sales	$1,215	$670	$2,398	$1,337
Sales and marketing	456	251	729	403
Product development	590	326	1,120	669
General and administrative	1,301	927	2,459	1,798
Total depreciation expense	$3,562	$2,174	$6,706	$4,207

The following table provides the stock-based compensation expense included in the above line items (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Stock-based compensation expense:	2016	2015	2016	2015
Cost of sales	$74	$124	$150	$165
Sales and marketing expenses	112	338	279	364
Product development	246	196	494	509
General and administrative	1,761	894	3,339	3,064
Total stock-based compensation expense	$2,193	$1,552	$4,262	$4,102

The following table provides our results of operations, as a percentage of revenue, for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenue	100%	100%	100%	100%
Operating expenses:
Cost of sales	67%	65%	67%	67%
Sales and marketing expenses	6%	5%	5%	4%
Product development	7%	6%	8%	7%
General and administrative	16%	17%	17%	18%
Provision for legal settlements	34%	1%	18%	—%
Amortization of intangible assets	7%	6%	7%	6%
Restructuring charges	—%	—%	—%	—%
Total operating expenses	137%	99%	121%	102%
(Loss) income from operations	(37)%	1%	(21)%	(2)%
Other income (expense), net	4%	13%	4%	7%
(Loss) income before income taxes	(33)%	14%	(16)%	5%
Income tax expense	1%	1%	2%	—%
Net (loss) income attributable to common stockholders	(34)%	13%	(18)%	5%

Three Months Ended June 30, 2016 Compared To Three Months Ended June 30, 2015

Operating Segments

Segment revenue, expenses and contribution profit for the three months ended June 30, 2016 and 2015 derived from the Company's Content and Connectivity segments were as follows (in thousands):

	Three Months Ended June 30,
	2016			2015
	Content	Connectivity	Consolidated	Content	Connectivity	Consolidated
Revenue:
Licensing and services	$78,710	$27,170	$105,880	$73,814	$24,563	$98,377
Equipment	—	6,385	6,385	—	3,999	3,999
Total revenue	78,710	33,555	112,265	73,814	28,562	102,376
Operating expenses:
Cost of sales	52,940	22,146	75,086	48,047	18,036	66,083
Contribution profit	25,770	11,409	37,179	25,767	10,526	36,293
Other operating expenses			78,982			35,746
(Loss) income from operations			$(41,803)			$547

Revenue

Connectivity operating segment revenue was as follows (in thousands):

	Three Months Ended June 30,		% Change
	2016	2015	2016 to 2015
Services	$27,170	$24,563	11%
Equipment revenue	6,385	3,999	60%
Total revenue Connectivity segment	$33,555	$28,562	17%

Connectivity Service Revenue
Connectivity service revenue increased $2.6 million, or 11%, to $27.2 million for the three months ended June 30, 2016, as compared to $24.6 million for the three months ended June 30, 2015. The increase in Connectivity service revenue was due to various factors, including a higher base of Wi-Fi installed planes, increases in passenger usage rates, and overall improvements in network performance, offset by a slight decline in sponsorship revenue during the three months ended June 30, 2016 as compared to the three months ended June 30, 2015.

Connectivity Equipment Revenue
Connectivity equipment revenue increased by $2.4 million, or 60%, to $6.4 million for the three months ended June 30, 2016, as compared to $4.0 million for the three months ended June 30, 2015. The $2.4 million increase was primarily due to the timing of equipment shipments on newly commissioned airplanes, coupled with EFB equipment sales from our third quarter 2015 acquisition of navAero.

Content operating segment revenue was as follows (in thousands):

	Three Months Ended June 30,		% Change
	2016	2015	2016 to 2015
Licensing revenue	$78,710	$73,814	7%

Content Licensing Revenue
Content licensing revenue increased $4.9 million, or 7%, to $78.7 million for the three months ended June 30, 2016 as compared to $73.8 million for the three months ended June 30, 2015. The $4.9 million increase was largely due to growth in content license revenue from new and existing content customers, increased revenue from advertising on inflight entertainment systems and airline lounges, and revenue from new acquisitions, offset by declines in content distribution during the three months ended June 30, 2016 as compared to the three months ended June 30, 2015.

Cost of Sales

Connectivity operating segment cost of sales was as follows (in thousands):

	Three Months Ended June 30,		% Change
	2016	2015	2016 to 2015
Service cost of sales	$17,195	$14,378	20%
Equipment cost of sales	4,951	3,658	35%
Total Connectivity cost of sales	$22,146	$18,036	23%

Connectivity cost of sales increased $4.1 million, or 23%, to $22.1 million for the three months ended June 30, 2016 compared to $18.0 million for the three months ended June 30, 2015 primarily due to a $2.8 million increase in Connectivity service cost of sales due to higher satellite bandwidth expenses to support our installed plane growth over North America and the Middle East, coupled with a $1.3 million increase in equipment cost of sales as a result of higher equipment shipments on newly commissioned airplanes.

As a percentage of Connectivity equipment revenue, Connectivity equipment cost of sales improved 1,300 basis points, to 78% from 91% during the three months ended June 30, 2016 and June 30, 2015, respectively. The improvement was largely driven by a higher mix of customer shipments with more favorable pricing terms.

As a percentage of Connectivity service revenue, Connectivity service cost of sales increased 400 basis points to 63% during the three months ended June 30, 2016, as compared to 59% for the three months ended June 30, 2015. The period to period change in contribution margin was principally due to the addition of fixed Connectivity bandwidth costs ahead of corresponding revenue, namely in international regions such as the Middle East, coupled with the previously discussed decline in sponsorship revenue during the three months ended June 30, 2016 as compared to the three months ended June 30, 2015.

Content operating segment cost of sales was as follows (in thousands):

	Three Months Ended June 30,		% Change
	2016	2015	2016 to 2015
Content cost of sales	$52,940	$48,047	10%

Content cost of sales increased $4.9 million, or 10%, to $52.9 million for the three months ended June 30, 2016, as compared to $48.0 million for the three months ended June 30, 2015. The increase was due largely to the increased licensing and services revenue from new and existing Content customers, coupled with increases from new advertising and recent acquisitions.

As a percentage of Content revenue, Content cost of sales was relatively flat at 67% during the three months ended June 30, 2016 as compared to 65% in the three months ended June 30, 2015.

Other Operating Expenses

Other operating expenses were as follows (in thousands):

	Three Months Ended June 30,		% Change
	2016	2015	2016 to 2015
Sales and marketing expenses	$6,491	$4,964	31%
Product development	8,416	6,451	30%
General and administrative	18,447	17,576	5%
Provision for legal settlements	38,142	750	4,986%
Amortization of intangible assets	7,486	6,005	25%

Sales and Marketing Expenses

Sales and marketing expenses increased $1.5 million, or 31%, to $6.5 million for the three months ended June 30, 2016 as compared to $5.0 million for the three months ended June 30, 2015. The increase was driven by a $1.3 million increase in sales personnel costs driven by acquisitions in the second half of 2015, a $0.3 million increase in various marketing initiatives and $0.2 million increase in depreciation expense, partially offset by decreases in stock-based compensation of $0.2 million and professional services of $0.1 million.

Product Development

Product development expense increased $2.0 million, or 30%, to $8.4 million for the three months ended June 30, 2016 compared to $6.5 million for the three months ended June 30, 2015. The year-over-year increase was due to increases of $1.2 million for consultants and professional services related to product development initiatives such as our global antenna, Boeing line-fit and STC deployments, $0.9 million for personnel costs, including travel, and a $0.3 million increase in depreciation expense, partially offset by a $0.4 million decrease in trade shows and marketing-related costs.

General and Administrative

General and administrative costs increased $0.9 million, or 5%, to $18.4 million during the three months ended June 30, 2016 compared to $17.6 million for the three months ended June 30, 2015. The increase was mainly due to a $1.0 million increase in personnel-related costs, including travel, a $1.2 million increase in non-cash stock-based compensation and depreciation expense, and a net $1.8 million increase in professional fees and occupancy costs largely driven by recent acquisition activities, partially offset by a $1.1 million decrease in bad debt expense and a decrease of $2.0 million in estimated earn-out liabilities for a prior acquisition.

Provision for Legal Settlements

The provision for legal settlements increased $37.4 million to $38.1 million during the three months ended June 30, 2016 compared to $0.8 million for the three months ended June 30, 2015. The increase was mainly due to a one-time charge of $38.1 million accrued during the three months ended June 30, 2016 for potential settlement with major record labels, including UMG, to settle sound recording liabilities. The Company has also engaged in settlement negotiations with airlines regarding related liabilities.

Amortization of Intangible Assets
Amortization expense increased $1.5 million, or 25%, to $7.5 million during the three months ended June 30, 2016 as compared to $6.0 million for the three months ended June 30, 2015. The increase was due to the additional intangible assets acquired during the third quarter of 2015.

Restructuring Charges

There were no restructuring charges during the three months ended June 30, 2016 or June 30, 2015, as the restructuring plan was completed in the three months ended March 31, 2015.

Other Income (Expense), net

Other income (expense), net was income of $4.4 million during the three months ended June 30, 2016 compared to $13.8 million for the three months ended June 30, 2015. The $9.4 million decrease is principally due to a $10.9 million decline in fair value of the Company's Public SPAC Warrants during the three months ended June 30, 2016 compared to a $14.8 million decline in the three months ended June 30, 2015, a one-time $4.6 million impairment of a related party note receivable and accrued interest and a $0.9 million fixed asset impairment during the three months ended June 30, 2016.

Income Tax Expense
Income tax expense was $0.7 million for the three months ended June 30, 2016 compared to $1.3 million for the three months ended June 30, 2015. The tax provision during the three months ended June 30, 2016 is primarily attributable to changes in state and foreign income taxes resulting from fluctuations in our foreign subsidiaries’ contribution to pretax income and effects of permanent differences.

Six Months Ended June 30, 2016 Compared To Six Months Ended June 30, 2015

Segment revenue, expenses and contribution profit for the six months ended June 30, 2016 and 2015 derived from the Company's Content and Connectivity segments were as follows (in thousands):

	Six Months Ended June 30,
	2016			2015
	Content	Connectivity	Consolidated	Content	Connectivity	Consolidated
Revenue:
Licensing & Service	$162,316	$51,395	$213,711	$145,463	$46,764	$192,227
Equipment	—	12,371	12,371	—	10,454	10,454
Total revenue	162,316	63,766	226,082	145,463	57,218	202,681
Operating expenses:
Cost of sales	108,577	43,277	151,854	98,049	37,460	135,509
Contribution profit	53,739	20,489	74,228	47,414	19,758	67,172
Other operating expenses			121,024			70,655
Loss from operations			$(46,796)			$(3,483)

Revenue

Connectivity revenue was as follows (in thousands):

	Six Months Ended June 30,		% Change
	2016	2015	2016 to 2015
Services	$51,395	$46,764	10%
Equipment revenue	12,371	10,454	18%
Total revenue Connectivity segment	$63,766	$57,218	11%
Connectivity Service Revenue
Connectivity service revenue increased $4.6 million, or 10%, to $51.4 million for the six months ended June 30, 2016, as compared to $46.8 million for the six months ended June 30, 2015. The increase in Connectivity service revenue was due to various factors, including a higher base of Wi-Fi installed planes, increases in passenger usage rates, and overall improvements in network performance, offset by a slight decline in sponsorship revenue during the six months ended June 30, 2016 as compared to the six months ended June 30, 2015.

Connectivity Equipment Revenue
Connectivity equipment revenue increased by $1.9 million, or 18%, to $12.4 million for the six months ended June 30, 2016, as compared to $10.5 million for the six months ended June 30, 2015. The $1.9 million increase was primarily due to the timing of equipment shipments on newly commissioned airplanes, coupled with EFB equipment sales from our third quarter 2015 acquisition of navAero.

Content operating segment revenue was as follows (in thousands):

	Six Months Ended June 30,		% Change
	2016	2015	2016 to 2015
Licensing revenue	$162,316	$145,463	12%
Content licensing revenue increased $16.9 million, or 12%, to $162.3 million for the six months ended June 30, 2016 as compared to $145.5 million for the six months ended June 30, 2015. The $16.9 million increase was was largely due to growth in content license revenue from new and existing content customers, increased revenue from advertising on inflight entertainment systems and airline lounges, and revenue from new acquisitions, offset by declines in content distribution during the six months ended June 30, 2016 as compared to the six months ended June 30, 2015.

Cost of Sales

Connectivity operating segment cost of sales was as follows (in thousands):

	Six Months Ended June 30,		% Change
	2016	2015	2016 to 2015
Service cost of sales	$32,952	$28,076	17%
Equipment cost of sales	10,325	9,384	10%
Total Connectivity cost of sales	$43,277	$37,460	16%

Connectivity cost of sales increased $5.8 million, or 16%, to $43.3 million for the six months ended June 30, 2016 compared to $37.5 million for the six months ended June 30, 2015 primarily due to a $4.9 million increase in Connectivity service cost of sales due to higher satellite bandwidth expenses, coupled with a $0.9 million increase in equipment cost of sales as a result of higher equipment shipments on newly commissioned airplanes.

As a percentage of Connectivity equipment revenue, Connectivity equipment cost of sales improved 700 basis points to 83% as compared to 90% during the six months ended June 30, 2016 versus June 30, 2015, respectively. The improvement was largely driven by a higher mix of customer shipments with more favorable pricing terms.

As a percentage of Connectivity service revenue, Connectivity service cost of sales increased to 64% during the six months ended June 30, 2016, as compared to 60% for the six months ended June 30, 2015. The period to period change in contribution margin was principally due to the addition of fixed Connectivity bandwidth costs ahead of corresponding revenue, namely in international regions such as the Middle East, coupled with the previously discussed decline in sponsorship revenue during the six months ended June 30, 2016 as compared to the six months ended June 30, 2015.

Content operating segment cost of sales was as follows (in thousands):

	Six Months Ended June 30,		% Change
	2016	2015	2016 to 2015
Content cost of sales	$108,577	$98,049	11%

Content cost of sales increased $10.5 million, or 11%, to $108.6 million for the six months ended June 30, 2016, as compared to $98.0 million for the six months ended June 30, 2015. The increase was due largely to $4.7 million higher cost of sales as a result of the increased licensing and services revenue from new and existing Content customers. The remaining increase of $5.8 million resulted largely from new advertising and WOI, which was completed in the third quarter of 2015.

As a percentage of Content revenue, Content cost of sales was flat at 67% during the six months ended June 30, 2016 and 2015.

Other Operating Expenses

Other operating expenses were as follows (in thousands):

	Six Months Ended June 30,		% Change
	2016	2015	2016 to 2015
Sales and marketing expenses	$11,163	$8,239	35%
Product development	17,162	13,681	25%
General and administrative	37,667	35,695	6%
Provision for legal settlements	40,143	750	5,252%
Amortization of intangible assets	14,889	11,988	24%
Restructuring charges	—	302	(100)%

Sales and Marketing Expenses

Sales and marketing expenses increased $2.9 million, or 35%, to $11.2 million for the six months ended June 30, 2016 as compared to $8.2 million for the six months ended June 30, 2015. The increase was driven by a $2.2 million increase in sales personnel costs and travel primarily driven by acquisitions in the second half of 2015, a $0.5 million increase in various marketing initiatives and a $0.3 million increase in depreciation expense, partially offset by decreases in stock-based compensation of $0.1 million.

Product Development

Product development expense increased $3.5 million, or 25%, to $17.2 million for the six months ended June 30, 2016 compared to $13.7 million for the six months ended June 30, 2015. The year-over-year increase was due to increases of $1.7 million for consultants and professional services related to product development initiatives such as our global antenna, Boeing line-fit and STC deployments, $1.4 million for personnel costs and a $0.5 million increase in depreciation expense.

General and Administrative

General and administrative costs increased $2.0 million, or 6%, to $37.7 million during the six months ended June 30, 2016 compared to $35.7 million for the six months ended June 30, 2015. The increase was mainly due to a $2.0 million increase in personnel and travel-related costs largely associated with recent acquisitions and growth, a $1.6 million increase in professional and consulting fees, a $0.8 million increase in facilities costs from recent acquisitions and to support our growth over the period, a $0.7 million increase in depreciation expense and a $0.3 million increase in stock compensation, partially offset by a $0.7 million decrease in bad debt expense and a $3.0 million decrease in earn-out liabilities from past acquisitions.

Provision for Legal Settlements

The provision for legal settlements increased $39.4 million to $40.1 million during the six months ended June 30, 2016 compared to $0.8 million for the six months ended June 30, 2015. The increase was mainly due to a one-time charge of $40.1 million accrued during the six months ended June 30, 2016 for potential settlement with major record labels to settle sound recording liabilities. The Company has also engaged in settlement negotiations with airlines regarding related liabilities.

Amortization of Intangible Assets
Amortization expense increased $2.9 million, or 24%, to $14.9 million during the six months ended June 30, 2016 as compared to $12.0 million for the six months ended June 30, 2015. The increase was due to the additional intangible assets acquired during the third quarter of 2015.

Restructuring Charges

There were no restructuring charges during the six months ended June 30, 2016 as compared to $0.3 million during the six months ended June 30, 2015, as the restructuring plan was completed in the three months ended March 31, 2015.

Other Income (Expense), net

Other income (expense), net was income of $10.1 million during the six months ended June 30, 2016 compared to $13.7 million of income for the six months ended June 30, 2015. The decrease is principally due to a $4.6 million write off of a related party note receivable and accrued interest, a $0.9 million impairment for internally developed software during the six months ended June 30, 2016 and higher interest expense of $0.6 million associated with our convertible senior notes and the amortization of the related discount and issuance costs. These amounts were partially offset by gains on foreign currency transactions during the six months ended June 30, 2016 of $0.2 million compared to losses of $1.2 million for the six months ended June 30, 2015 as well as a $16.7 million decline in fair value of the Company's Public SPAC Warrants during the six months ended June 30, 2016 compared to a $15.7 million decline in the six months ended June 30, 2015.

Income Tax Expense
Income tax expense was $3.9 million for the six months ended June 30, 2016 compared to $0.6 million for the six months ended June 30, 2015. The tax provision during the six months ended June 30, 2016 is primarily attributable to changes in state and foreign income taxes resulting from fluctuations in our foreign subsidiaries’ contribution to pretax income and effects of permanent differences. The tax provision for the six months ended June 30, 2015 was impacted by benefits realized resulting from internal restructuring during the three months ended March 31, 2015.

Liquidity and Capital Resources
Current Financial Condition
As of June 30, 2016, our principal sources of liquidity were our cash and cash equivalents in the amount of $196.7 million, which primarily are invested in cash and money market funds in banking institutions in the U.S., Europe and to a lesser extent in Asia Pacific. Excluded from our cash balance at June 30, 2016 is approximately $4.0 million of restricted cash that is attached to letters of credit agreements between our subsidiaries and certain airlines. The vast majority of our cash was from the business combination in which the Company acquired Row 44, Inc. ("Row 44") and 86% of the shares of Advanced Inflight Alliance AG ("AIA") in January 2013, our follow-on offering in December 2013 and our convertible senior note offering in February 2015. As of June 30, 2016, we had a notes payable balance of $1.8 million and outstanding convertible senior notes balance of $68.7 million, net of the discount associated with the equity component.

Our cash flows from operating activities are significantly affected by our cash-based investments in operations, including working capital, and corporate infrastructure to support our ability to generate revenue and conduct operations through cost of services, product development, sales and marketing and general and administrative activities. Cash used in investing activities has historically been, and is expected to be, impacted significantly by our investments in business combinations, our platform, Company infrastructure and equipment for our business offerings, the net sales and purchases of our marketable securities and changes in our derivative financial instruments. In the third quarter of 2015, we invested significant cash to make additional strategic acquisitions across our Content and Connectivity segments to further grow our business. We expect to make additional strategic acquisitions over time to further grow our business, which may require significant investments in the near and long term. See Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Recent Developments. Moreover, during the three months ended March 31, 2016, we acquired additional satellite transponders over North America for an aggregate cost of $4.9 million, which were paid in full in April 2016. Over the next twelve months, our net use of our working capital could be substantially higher or lower depending on the number and timing of new customers that we add to our Connectivity and Content businesses.

As discussed in our accompanying Financial Statements under “Note 14 Subsequent Events,” we acquired Emerging Markets Communications LLC ("EMC") on July 27, 2016. The purchase price, which is subject to customary post-closing working capital and other adjustments, consisted of (i) $30 million in cash paid at closing, (ii) approximately 5.5 million shares of Company common stock issued at the closing, (iii) the Company's assumption of approximately $386 million of EMC's indebtedness, (iv) the redemption for cash of approximately $55 million of existing seller preferred stock and (v) $25 million in deferred compensation to be paid in cash or newly issued Company common stock (at the Company's option) one year after the closing.

Loan Agreement

On February 24, 2016, the Company entered into a loan agreement (the “Loan Agreement”) with a third party that provides in-flight entertainment systems to airlines (the "Loan Party") for loans by the Company to the Loan Party of up to $5 million. Borrowings under the Loan Agreement are evidenced by a senior secured promissory note (the “Note”) and bear annual interest at a rate of 15%. The outstanding principal amount and all accrued interest thereon are payable in full December 31, 2016. As of June 30, 2016, the outstanding principle balance of the loan was $4.5 million, inclusive of a $0.1 million origination fee. Accrued interest receivable on the Senior Secured Promissory Note as of June 30, 2016 was approximately $0.2 million. As a result of recent information provided by the Loan Party, the Company impaired the Note during the three months ended June 30, 2016 and wrote off the outstanding principal balance of the Note and accrued interest receivable.

Stock Repurchase Program

In March 2016, the Company's Board of Directors (the “Board”) authorized a stock repurchase program under which the Company may repurchase up to $50.0 million of its common stock. Under the stock repurchase program, the Company may repurchase shares from time to time using a variety of methods, which may include open-market purchases and privately negotiated transactions. The extent to which the Company repurchases its shares, and the timing and manner of such repurchases, will depend upon a variety of factors, including market conditions, regulatory requirements and other corporate considerations, as determined by management. The Company measures all potential buybacks against other potential uses of capital which may arise from time to time. The repurchase program does not obligate the Company to repurchase any specific number of shares, and may be suspended or discontinued at any time. During the three months ended June 30, 2016, we acquired 614,087 shares for consideration of $5.2 million in the aggregate. As of June 30, 2016, the remaining authorization under the stock repurchase plan was $44.8 million.

Warrants

During the year ended December 31, 2014, the Board authorized the Company to repurchase GEE's Public SPAC Warrants for an aggregate purchase price, payable in cash and/or shares of common stock, of up to $25.0 million (inclusive of certain prior warrant purchases). In August 2015, the Board increased this amount by an additional $20.0 million. As of June 30, 2016, $16.5 million was available for warrant repurchases under this authorization. The amount the Company spends and the number of warrants repurchased varies based on a variety of factors including the warrant price.

Debt Instruments

EMC Indebtedness

As partial consideration for our acquisition of EMC, we assumed and became guarantors of approximately $386 million aggregate principal amount of legacy EMC indebtedness. In connection therewith, the Company became a party to (i) a First Lien Credit Agreement, dated as of July 1, 2015, as amended, by and among EMC, Morgan Stanley Senior Funding, Inc., as the Administrative Agent, the guarantors party thereto and the lenders from time to time party thereto (as amended, modified or otherwise supplemented from time to time, the “First Lien Credit Agreement”) and (ii) a Second Lien Credit Agreement, dated as of July 1, 2015, as amended, by and among the Borrower, Morgan Stanley Senior Funding, Inc., as the Administrative Agent, the guarantors party thereto and the lenders from time to time party thereto (as amended, modified or otherwise supplemented from time to time, the “Second Lien Credit Agreement” and together with the First Lien Credit Agreement, the “Credit Facilities”).

The First Lien Credit Agreement provides for loans in an original aggregate principal amount not to exceed $319.0 million, comprised of term loans (the “First Lien Term Loans”) and revolving loans (the “First Lien Revolving Loans” and together with the First Lien Term Loans, the “First Lien Loans”). Under an Incremental Amendment dated June 29, 2016, the total revolving facility capacity under the First Lien Credit Agreement was increased from $35.0 million to $75.5 million. As of the closing of the EMC Acquisition, the outstanding principal amounts of First Lien Term Loans and First Lien Revolving Loans were $265.3 million and $29.0 million, respectively, and there was $6.0 million of undrawn First Lien Revolving Loan capacity under the First Lien Credit Agreement.

Subject to certain exceptions, First Lien Term Loans bear interest on the outstanding principal amount thereof from the applicable borrowing date at a rate per annum equal to (i) the Base Rate (as defined in the First Lien Credit Agreement) plus 4.75% or (ii) at a rate per annum equal to the Eurocurrency Rate for each Interest Period (as defined in the First Lien Credit Agreement) plus a percentage per annum equal to 5.75%. Amounts borrowed under the First Lien Term Loans that are repaid or prepaid may not be re-borrowed. In addition, the First Lien Credit Agreement requires quarterly principal amortization payments of 0.25% of the aggregate principal amount outstanding of First Lien Term Loans, subject to reduction as a result of the application of prepayments or cancellation of indebtedness in accordance with the terms of the First Lien Credit Agreement.

First Lien Revolving Loans bear interest at a rate based on the Base Rate, Eurocurrency Rate or EURIBOR Rate, each as defined in the First Lien Credit Agreement (each such loan a “EURIBOR Rate Loan”). Subject to certain exceptions, First Lien Revolving Loans bear interest at varying rates based on the Consolidated First Lien Net Leverage Ratio (as defined in the First Lien Credit Agreement), which ratio ranges from greater than 3.50:1.00 (corresponding to a higher interest rate) to less than or equal to 3.00:1.00 (corresponding to a lower interest rate). The obligations of the First Lien Lenders to make loans under the First Lien Credit Agreement is subject to customary conditions precedent.

Subject to certain conditions, the First Lien Loans may be voluntarily prepaid at any time without penalty or premium. The First Lien Credit Agreement also provides for mandatory prepayments relating to excess cash flow, asset dispositions, incurrence of indebtedness and casualty events, all subject to customary exceptions, conditions and qualifications.

The First Lien Credit Agreement contains customary affirmative and negative covenants, as well as a financial covenant which requires that the Company maintain a certain maximum Consolidated First Lien Net Leverage Ratio (as defined in the First Lien Credit Agreement) measured at the end of each fiscal quarter for the life of the First Lien Loans, which Consolidated First Lien Net Leverage Ratio shall not exceed 3.75 to 1.00 through the fourth fiscal quarter of 2017, 3.50 to 1.00 for each fiscal quarter in 2018, 3.25 to 1.00 for each fiscal quarter in 2019 and 3.00 to 1.00 for each fiscal quarter thereafter until the Latest Maturity Date (as defined in the First Lien Credit Agreement).

The Second Lien Credit Agreement provides for term loans (each such loan a “Second Lien Term Loan”) in an original aggregate principal amount not to exceed $92.0 million. As of the closing of the EMC Acquisition, the outstanding principal amount of Second Lien Term Loans was $92.0 million.

Second Lien Term Loans bear interest at a rate based on (i) the Base Rate, as defined in the Second Lien Credit Agreement (each such loan, a “Second Lien Base Rate Loan”), or (ii) the Eurocurrency Rate, as defined in the Second Lien Credit Agreement (each such loan, a “Second Lien Eurocurrency Loan”). Subject to certain exceptions set forth in the Second Lien Credit Agreement, (i) each Second Lien Base Rate Loan bears interest on the outstanding principal amount thereof from the applicable borrowing date at a rate per annum equal to the Base Rate plus 8.625% and (ii) each Second Lien Eurocurrency Loan bears interest on the outstanding principal amount thereof for each Interest Period (as defined in the Second Lien Credit Agreement) at a rate per annum equal to the Eurocurrency Rate for such Interest Period plus a percentage per annum equal to 9.625%. Amounts borrowed under the Second Lien Credit Agreement that are repaid or prepaid may not be re-borrowed.

The Second Lien Credit Agreement provides for mandatory prepayments relating to excess cash flow, asset dispositions, incurrence of indebtedness and casualty events, all subject to customary exceptions, conditions and qualifications.

The Second Lien Credit Agreement contains customary affirmative and negative covenants of the Second Lien Loan Parties, as well as a financial covenant which requires that the Company maintain a certain maximum Consolidated Total Net Leverage Ratio (as defined in the Second Lien Credit Agreement) measured at the end of each fiscal quarter for the life of the Second Lien Loans, which Consolidated Total Net Leverage Ratio shall not exceed 5.75 to 1.00 through the fourth fiscal quarter in 2017, 5.50 to 1.00 for each fiscal quarter in 2018, 5.25 to 1.00 for each fiscal quarter in 2019 and 5:00 to 1:00 for each fiscal quarter thereafter until the Latest Maturity Date (as defined in the Second Lien Credit Agreement).

Citibank Credit Agreement

On December 22, 2014, the Company entered into a Credit Agreement with Citibank (the “Citibank Credit Agreement”, providing for $2.4 million of term loans (the "Citibank Term Loans") and a revolving line of credit (the "Citibank Revolving Loans") in an amount not to exceed $20.0 million. The Citibank Term Loans bore interest at a floating rate based on LIBOR plus an applicable interest margin per annum and mature on December 22, 2017. A total of $0.2 million of the principal amount of the Citibank Term Loans plus any accrued and unpaid interest is to be repaid at the end of each quarter. The outstanding balance of the Citibank Term Loans could have been prepaid in whole or in part at any time without penalty. As noted below, on July 27, 2016, the Company repaid all amounts outstanding under the Citibank Credit Agreement and terminated the facilities under it.

Debt issuance costs incurred in connection with the Citibank Term Loans totaled $0.3 million and were being amortized to interest expense over the respective term of the loans. As of June 30, 2016 and December 31, 2015, there were an aggregate principal amount of $1.0 million and $1.3 million, respectively, of the Citibank Term Loans outstanding and $20.0 million available for future borrowings under the Citibank Revolving Loans.

As of June 30, 2016 and December 31, 2015, there was $0.8 million and $0.9 million in borrowings under a facility letter for a commercial mortgage loan with a bank which we assumed in connection with the IFES acquisition on October 18, 2013. See “Bank Debt” in Note 11 to our condensed consolidated financial statements contained herein.

On July 27, 2016, the Company repaid all amounts outstanding under the Citibank Credit Agreement. In exchange for the payment in full of obligations under the Citibank Credit Agreement, the Company terminated that agreement and obtained a full release of any further obligations thereunder.

Convertible Notes

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

In accounting for the direct transaction costs (the "issuance costs") related to the Convertible Notes, the Company allocated the total amount of issuance costs incurred to the liability and equity components based on their relative values. The Company recorded issuance costs of $1.8 million and $0.3 million to the liability component and equity component, respectively. Issuance costs, including fees paid to the initial purchasers who acted as intermediaries in the placement of the Convertible Notes, attributable to the liability component are presented in the balance sheet as a direct deduction from the carrying amount of the debt liability and are amortized to interest expense over the term of the Convertible Notes, and the issuance costs attributable to the equity component were netted with the equity component and included within "Additional paid-in capital" in the condensed consolidated balance sheets. Interest expense related to the amortization expense of the issuance costs associated with the liability component was not material during the three months ended June 30, 2016.

As of June 30, 2016 and December 31, 2015, the outstanding Convertible Notes balance, net of debt issuance costs and discount associated with the equity component, was $68.7 million and $68.3 million, respectively.

Subject to applicable limitations in the instruments governing our outstanding indebtedness, we may from time to time repurchase our debt in the open market, through tender offers, through exchanges for debt or equity securities, in privately negotiated transactions or otherwise.

Debt consisted of the following at June 30, 2016 and December 31, 2015 (in thousands):

	June 30, 2016	December 31, 2015
Bank Loans	$1,025	$1,374
Bank Debt	$755	$855
Convertible Senior Notes	$68,679	$68,335

The following is a schedule, by year, of future minimum principal payments required under notes payable and bank debt as of June 30, 2016 (in thousands):

Years Ending December 31,	Amount
2016 (remaining six months)	$716
2017	356
2018	49
2019	45
2020	41
Thereafter	83,074
Total	$84,281

In the future, we may utilize commercial financings, bonds, debentures, lines of credit and term loans with a syndicate of commercial banks or other bank syndicates and/or issue equity securities (publicly or privately) for general corporate purposes, including acquisitions and investing in our intangible assets, platform and technologies. We may also use our existing cash and cash equivalents to repurchase outstanding shares of our common stock and/or our Public SPAC Warrants. We expect that our existing cash and cash equivalents and our cash flows from operating activities will be sufficient to fund our operations for at least the next 24 months. However, we may need to raise additional funds through the issuance of equity, equity-related or debt securities or through additional credit facilities to fund our growing operations, invest in new business opportunities and make potential acquisitions.

Sources and Uses of Cash - Six Months Ended June 30, 2016 vs. Six Months Ended June 30, 2015

The following table presents a summary of our cash flow activity for the periods set forth below (in thousands):

	six months ended June 30,
	2016	2015
Net cash provided by operating activities	$666	$4,544
Net cash used in investing activities	$(21,910)	$(4,979)
Net cash (used in) provided by financing activities	$(5,510)	$85,014

Cash Flows Provided by Operating Activities

Six Months Ended June 30, 2016

Net cash provided by our operating activities of $0.7 million primarily resulted our net loss during the period of $40.6 million, which included non-cash charges of $12.6 million largely comprised of changes in the fair value of our derivative financial instruments, depreciation and amortization, changes in our deferred income taxes, and stock-based compensation. The remainder of our operating activities resulted in an increase in cash from operations totaling $28.6 million, primarily due to a changes in Accounts payable and accrued liabilities reflecting an increase of $37.9 million principally due to accrued legal settlement obligations, and Accounts receivable of $5.3 million. Offsetting these uses of cash in operating activities was a net cash outflows of $14.6 million from decreases in Content and Inventory investments, Prepaid expenses and other assets, and Deferred revenues.

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

Cash Flows Used in Investing Activities

Six Months Ended June 30, 2016

Net cash used in investing activities during the six months ended June 30, 2016 of $21.9 million was primarily due to $17.6 million investments in property and equipment as well as a $4.4 million loan to a related party.

Six Months Ended June 30, 2015

Net cash used in investing activities of $5.0 million was due to investments in property and equipment to build out our internal infrastructure during the six months ended June 30, 2015.

Cash Flows (Used in) Provided by Financing Activities

Six Months Ended June 30, 2016

Net cash used in financing activities of $5.5 million was primarily due to the repurchase of Company stock totaling $5.2 million and cash used to repay debt of $0.4 million, partially offset by cash received from the exercise of stock options.

Six Months Ended June 30, 2015

Net cash provided by financing activities of $85.0 million was primarily due to cash received from the issuance of the convertible senior notes of $81.3 million and net proceeds from the exercise of stock options and warrants of $5.5 million, offset by debt issuance costs of $0.8 million, other financing activities of $0.5 million, and repayments on notes payable of $0.4 million

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS

Market risk is the sensitivity of income to changes in interest rates, foreign exchange rates, commodity prices, equity prices and other market driven rates or prices.

Market Risk

Connectivity Segment

Our Connectivity segment is generally not exposed to any material risk associated with exchange rates or equity prices. It does not hold or issue financial instruments for trading purposes. The Connectivity segment has indirect exposure to changes in commodity prices (e.g., the price of jet fuel) because a key aspect of the decision by its potential aviation customers to purchase the connectivity products is the effect such products may have on an aircraft’s fuel burn.

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

     Foreign Currency Exchange Rates

     Our foreign operations are exposed to fluctuations in foreign currency exchange rates. Currency risks arise from the fact that both sales to customers and most of their film license costs or film rights purchases are largely effected in U.S. dollars while a significant portion of our Content segment's fixed and overhead costs are incurred in Euros, British pounds and Canadian dollars. We may engage in hedging transactions to counteract direct currency risks. However, there can be no assurance that all currency risks have been or will be hedged in full. Severe currency fluctuations could also cause the hedging transactions to fail if agreed thresholds are not met or exceeded. Therefore, substantial negative foreign currency effects may occur due to unforeseen exchange rate fluctuations and/or inaccurate assessments of market developments. Historically, we have not engaged in hedging transactions.

There are also intercompany receivables and liabilities such as loans that can generate significant foreign currency effects. Changes in the exchange rates of a number of foreign currencies against the Euro, especially the U.S. dollar and the Canadian dollar, could lead to the recognition of unrealized foreign exchange gains and losses in some cases, particularly as a result of intercompany transactions, including short term borrowings. We seek to minimize the impact of intercompany borrowings by reducing the magnitude and quantity of intercompany borrowings.

Concentrations of Credit Risk

Our cash and cash equivalents are maintained at several financial institutions. Deposits held may exceed the amount of insurance provided on such deposits. Generally, our deposits may be redeemed upon demand and are maintained with a financial institution of reputable credit and, therefore, bear minimal credit risk. We monitor our positions with, and the credit quality of, the financial institutions that are counterparties to our financial instruments. We are exposed to credit loss in the event of nonperformance by the counterparties to the agreements. At June 30, 2016, we did not anticipate nonperformance by any of our counterparties. Historically, we have not experienced any losses related to these balances and believe that there is minimal risk of expected future losses. However, there can be no assurance that there will not be losses on these deposits.

As of June 30, 2016 and 2015, the following customer accounted for more than 10% of our consolidated revenue balance:

	Six Months Ended June 30,
	2016	2015
Southwest Airlines	24%	25%

No other customer accounted for revenues greater than 10% for the two periods presented.

There were no accounts receivable balances from customers that represented more than 10% of total accounts receivable at June 30, 2016 and December 31, 2015.

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
Changes in Internal Control over Financial Reporting
We are in the process of implementing changes, as more fully described in our 2015 Form 10-K, to the Company’s internal control over financial reporting to remediate the material weakness as described in our 2015 Form 10-K. Other than such changes, there have been no changes in our internal control over financial reporting during the three months ended June 30, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have become guarantors of significant indebtedness in connection with the EMC Acquisition, which could harm our operating flexibility and competitive position as well as adversely affect our financial condition and ability to fulfill our obligations, and expose us to interest rate risk.

In connection with the EMC Acquisition, the Company and certain of its domestic subsidiaries became guarantors of approximately $386 million of indebtedness of EMC under the Credit Facilities. Following the acquisition of our EMC business, we now have indebtedness that is substantially greater than, and has higher interest rates relative to, our indebtedness prior to the acquisition. Coupled with our outstanding convertible senior notes already outstanding prior to the EMC acquisition, our substantial indebtedness could have significant consequences for our business and financial condition. For example:

•If we fail to meet payment obligations or otherwise default under our debt, the lenders will have the right to accelerate the indebtedness and exercise other rights and remedies against us. We do not expect that we could repay all of our outstanding indebtedness if the repayment of such indebtedness was accelerated.

•We will be required to comply with financial covenants which require us to maintain maximum leverage ratios which decrease on a quarterly basis.

•We will be required to dedicate a greater percentage of our cash flows to payments on our debt, thereby reducing the availability of cash flows to fund capital expenditures pursue other acquisitions or investments in new technologies, make stock repurchases, and fund other general corporate requirements.

•Our ability to obtain additional financing to fund future working capital needs, capital expenditures, acquisitions, and other general corporate requirements could be limited. If we are unable to raise additional capital when required, it could affect our liquidity, business, financial condition, results of operations, and cash flows. In addition, our ability to borrow additional amounts under our revolving credit facility, which is a significant source of liquidity, is subject to the absence of defaults and our ability to make representations contained in our revolving credit facility. Failure to meet our borrowing conditions under our revolving credit facility could materially and adversely impact our liquidity.

•Our additional debt imposes operating and financial covenants and restrictions on us, and compliance with such covenants and restrictions may adversely affect our ability to adequately finance our operations or capital needs, pursue attractive business opportunities that may arise, redeem or repurchase capital stock, pay dividends, sell assets, and make capital expenditures.

•Our failure to comply with the covenants in our debt, including failure as a result of events beyond our control, could result in an event of default on our debt. Upon an event of default, the lenders of that debt could elect to cause all amounts outstanding with respect to that debt to become immediately due and payable and we would be unable to access our revolving credit facility. An event of default could materially and adversely affect our operating results, financial condition, and liquidity.

•We will experience increased vulnerability to, and limited flexibility in planning for, or reacting to, changes in or challenges relating to our business and industry, creating competitive disadvantages compared to other competitors with lower debt levels and borrowing costs.

•We will experience increased vulnerability to general adverse economic conditions, including increases in interest rates if our borrowings bear interest at variable rates or if such indebtedness is refinanced at a time when interest rates are higher.

We cannot assure you that our cash flows, combined with additional borrowings under the Credit Facilities and any future credit agreements, will be available in an amount sufficient to enable us to repay our indebtedness, or to fund other liquidity needs.

In addition, we may incur substantial additional indebtedness in the future, which could cause the related risks to intensify. We may need to refinance all or a portion of our indebtedness on or before their respective maturities. We cannot assure you that we will be able to refinance any of our indebtedness on commercially reasonable terms or at all. The terms of any new debt may also impose additional and more stringent restrictions on our operations than are currently in place.

Legacy claims against or ongoing litigation involving EMC could have an adverse effect on our business, financial condition and operating results.

By operation of the EMC Acquisition, we assumed the responsibility for any claims against or litigation involving EMC, and such matters may lead to substantial on-going expenses and potential distractions to our management team. The EMC acquisition occurred on July 27, 2017 and we are now identifying and assessing the magnitude and merits of any such claims and litigation. Unfavorable resolutions of any such claims or litigation could have an adverse effect on our business, financial condition and operating results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended June 30, 2016, we had one outstanding stock repurchase program and the repurchase activity was as follows:

Period	Total number of shares purchased	Average price paid per share (including broker commissions)	Total number of shares purchased as part of publicly announced plan	Maximum dollar value that may yet be purchased under the plan
April 1 - April 30	614,087	$8.48	614,087	$44,792,542
May 1 - May 31	0		0	44,792,542
June 1 - June 30	0		0	44,792,542
	614,087	$8.48	614,087

There was no activity under our outstanding warrant repurchase program.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

See Exhibit Index attached hereto.

From time to time the Company may use its web site as a channel of distribution of material company information. Financial and other material information regarding the Company is routinely posted on and accessible at http://

investors.geemedia.com. In addition, you may automatically receive email alerts and other information about the Company by enrolling through the “Email Alerts” section at http://investors.geemedia.com.

The foregoing information regarding the Company web site and its content is for convenience only. The content of its web site is not deemed to be incorporated by reference into this report nor should it be deemed to have been filed with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 9th day of August 2016.

GLOBAL EAGLE ENTERTAINMENT INC.
By:	/s/ Michael Zemetra
Michael Zemetra
Chief Financial Officer and Treasurer
(principal financial officer, principal accounting officer and duly authorized officer)

EXHIBIT INDEX

Exhibit No.	Description

2.1
Interest Purchase Agreement, dated May 9, 2016, by and between the Company and EMC Acquisition Holdings, LLC (previously filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 001-35176) filed on May 13, 2016 and incorporated herein by reference).

10.1
First Lien Credit Agreement, dated as of July 1, 2015, as amended by Amendment No. 1 to First Lien Credit Agreement, dated as of May 9, 2016, by and among EMC Acquisition, LLC, Emerging Markets Communications, LLC, Morgan Stanley Senior Funding, Inc., as the Administrative Agent, the guarantors party thereto and the lenders from time to time party thereto (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-35176) filed on August 2, 2016 and incorporated herein by reference).

10.2
Joinder to First Lien Credit Agreement, dated July 27, 2016, by and among Global Eagle Entertainment Inc., the grantors party thereto and Morgan Stanley Senior Funding, Inc., as the Administrative Agent (previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-35176) filed on August 2, 2016 and incorporated herein by reference).

10.3
Joinder to First Lien Credit Agreement, dated July 27, 2016, by and among the joining parties thereto, the grantors party thereto and Morgan Stanley Senior Funding, Inc., as the Administrative Agent (previously filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-35176) filed on August 2, 2016 and incorporated herein by reference).

10.4
First Lien Security Agreement, dated July 1, 2015, as amended by Amendment No. 1 to the First Lien Security Agreement, dated May 9, 2016, as further supplemented by that First Lien Security Agreement Supplement, dated July 27, 2016, made by Global Eagle Entertainment Inc., and each entity listed on Schedule 1 thereto, by and among the grantors party thereto and Morgan Stanley Senior Funding, Inc., as the Administrative Agent.

10.5
Second Lien Credit Agreement dated as of July 1, 2015, as amended by Amendment No. 1 to Second Lien Credit Agreement, dated as of May 9, 2016, by and among the Emerging Markets Communications, LLC, EMC Acquisition, LLC, and the other Guarantors party thereto, Morgan Stanley Senior Funding, Inc., as the Administrative Agent, the guarantors party thereto and the lenders from time to time party thereto.

10.6
Joinder to Second Lien Credit Agreement, dated July 27, 2016, by and among Global Eagle Entertainment Inc., the grantors party thereto and Morgan Stanley Senior Funding, Inc., as the Administrative Agent (previously filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K (File No. 001-35176) filed on August 2, 2016 and incorporated herein by reference).

10.7
Joinder to Second Lien Credit Agreement, dated July 27, 2016, by and among the joining parties thereto, the grantors party thereto and Morgan Stanley Senior Funding, Inc., as the Administrative Agent (previously filed as Exhibit 10.7 to the Company’s Current Report on Form 8-K (File No. 001-35176) filed on August 2, 2016 and incorporated herein by reference).

10.8
Second Lien Security Agreement, dated July 1, 2015, as amended by Amendment No. 1 to the Second Lien Security Agreement, dated May 9, 2016, as further supplemented by the Second Lien Security Agreement Supplement, dated July 27, 2016 made by Global Eagle Entertainment Inc., and each entity listed on Schedule 1 thereto, by and among the grantors party thereto and Morgan Stanley Senior Funding, Inc., as the Administrative Agent.

10.9
Intercreditor Agreement, dated July 1, 2015, as amended by Amendment No. 1 to the Intercreditor Agreement, dated July 27, 2016, by and between Morgan Stanley Senior Funding, Inc., as First Lien Credit Agreement Administrative Agent and Morgan Stanley Senior Funding, Inc., as Second Lien Credit Agreement Administrative Agent (previously filed as Exhibit 10.9 to the Company’s Current Report on Form 8-K (File No. 001-35176) filed on August 2, 2016 and incorporated herein by reference).

10.10
Incremental Amendment, dated as of June 29, 2016 by and among Emerging Markets Communications, LLC, EMC Acquisition, LLC, and the other Guarantors party thereto, the Toronto-Dominion Bank, and Morgan Stanley Senior Funding, Inc. (previously filed as Exhibit 10.10 to the Company’s Current Report on Form 8-K (File No. 001-35176) filed on August 2, 2016 and incorporated herein by reference).

10.11
Registration Rights Agreement, dated as of July 27, 2016, by and among the Company, EMC Acquisition Holdings, LLC and the other holders party thereto (previously filed as Exhibit 10.11 to the Company’s Current Report on Form 8-K (File No. 001-35176) filed on August 2, 2016 and incorporated herein by reference).

10.12
Employment Agreement, dated as of July 27, 2016, by and between the Company and Abel Avellan and Exhibit A thereto (Restrictive Covenant Agreement, dated as of July 27, 2016, by and between the Company and Abel Avellan) (previously filed as Exhibit 10.12 to the Company’s Current Report on Form 8-K (File No. 001-35176) filed on August 2, 2016 and incorporated herein by reference).

10.13
Global Eagle Entertainment Inc. 2016 Inducement and Retention Stock Plan for EMC Employees (previously filed as Exhibit 10.13 to the Company’s Current Report on Form 8-K (File No. 001-35176) filed on August 2, 2016 and incorporated herein by reference).

10.14
Nonqualified Stock Option Grant Notice and Award Agreement for Abel Avellan under the Global Eagle Entertainment Inc. 2016 Inducement and Retention Stock Plan for EMC Employees (previously filed as Exhibit 10.14 to the Company’s Current Report on Form 8-K (File No. 001-35176) filed on August 2, 2016 and incorporated herein by reference).

10.15
Restricted Stock Unit Grant Notice and Award Agreement for Abel Avellan under the Global Eagle Entertainment Inc. 2016 Inducement and Retention Stock Plan for EMC Employees (previously filed as Exhibit 10.15 to the Company’s Current Report on Form 8-K (File No. 001-35176) filed on August 2, 2016 and incorporated herein by reference).

10.16
Unrestricted Stock Grant Notice for Abel Avellan under the Global Eagle Entertainment Inc. Amended and Restated 2013 Equity Incentive Plan (previously filed as Exhibit 10.16 to the Company’s Current Report on Form 8-K (File No. 001-35176) filed on August 2, 2016 and incorporated herein by reference).

10.17	Amended and Restated Employment Agreement, dated as of August 9, 2016, by and between the Company and Zant Chapelo.

10.18	Amended and Restated Employment Agreement, dated as of August 9, 2016, by and between the Company and Joshua Marks.

10.19	Amended and Restated Employment Agreement, dated as of August 9, 2016, by and between the Company and Kevin Trosian.

10.20	Non-Competition and Non-Solicitation Agreement dated May 9, 2016 between the Company and Abel Avellan

10.21
Global Eagle Entertainment Inc. Amended and Restated 2013 Equity Incentive Plan (incorporated by reference to Annex A to the Global Eagle Entertainment Inc. Definitive Proxy Statement on Schedule 14A (File No. 001-35176) filed on April 29, 2016).

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

101.1
The following financial information from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets as of June 30, 2016 (Unaudited) and December 31, 2015; (ii) Unaudited Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2016 and 2015; (iii) Unaudited Condensed Consolidated Statements of Comprehensive (Loss) Income for the three and six months ended June 30, 2016 and 2015; (iv) Unaudited Condensed Consolidated Statement of Stockholders' Equity for the six months ended June 30, 2016; (v) Unaudited Consolidated Statements of Cash Flows for the six months ended June 30, 2016 and 2015; and (vi) Notes to Unaudited Condensed Consolidated Financial Statements.