Form 10-Q
period 2016-09-30
Global Eagle Entertainment Inc.
filed 2016-11-09
CIK 1512077

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED September 30, 2016
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

Large accelerated filer	☐	Accelerated filer	☑	Non-accelerated filer	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

(Class)	(Outstanding as of November 4, 2016)
COMMON STOCK, $0.0001 PAR VALUE	85,309,744	SHARES*

* Excludes 3,053,634 shares held by a wholly-owned subsidiary of the registrant.

GLOBAL EAGLE ENTERTAINMENT INC.

PART I — FINANCIAL INFORMATION

GLOBAL EAGLE ENTERTAINMENT INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	September 30, 2016	December 31, 2015
ASSETS	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$56,155	$223,552
Accounts receivable, net	118,148	93,449
Inventories	30,901	14,998
Prepaid and other current assets	50,345	27,209
TOTAL CURRENT ASSETS:	255,549	359,208
Content library	20,592	16,083
Property, plant and equipment, net	149,620	39,066
Goodwill	364,543	93,796
Intangible assets, net	228,333	117,684
Equity method investments	104,791	—
Other non-current assets	17,058	12,024
TOTAL ASSETS	$1,140,486	$637,861
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$175,106	$112,330
Accrued legal settlements	16,855	6,200
Deferred revenue	11,745	10,449
Warrant liabilities	6,235	24,076
Notes payable, current	387	749
Other current liabilities	10,666	12,111
TOTAL CURRENT LIABILITIES:	220,994	165,915
Deferred tax liabilities, non-current	38,452	22,324
Deferred revenue, non-current	8,247	6,345
Notes payable, non-current	441,137	69,815
Other non-current liabilities	42,826	19,701
TOTAL LIABILITIES	751,656	284,100

COMMITMENTS AND CONTINGENCIES

EQUITY:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized, 0 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively	—	—
Common stock, $0.0001 par value; 375,000,000 shares authorized, 88,363,378 and 81,676,390 shares issued, 85,309,744 and 78,622,756 shares outstanding, at September 30, 2016 and December 31, 2015, respectively	9	8
Treasury stock, 3,053,634 shares at September 30, 2016 and December 31, 2015	(30,659)	(30,659)
Additional paid-in capital	744,985	688,696
Subscriptions receivable	(547)	(528)
Accumulated deficit	(324,675)	(303,457)
Accumulated other comprehensive loss	(283)	(299)
TOTAL GLOBAL EAGLE ENTERTAINMENT INC. STOCKHOLDERS' EQUITY	388,830	353,761
TOTAL LIABILITIES AND EQUITY	$1,140,486	$637,861
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GLOBAL EAGLE ENTERTAINMENT INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenue	$146,909	$110,114	$372,991	$312,795
Operating expenses:
Cost of sales	103,348	71,456	255,202	206,965
Sales and marketing expenses	8,390	4,819	19,553	13,058
Product development	7,916	7,766	25,078	21,447
General and administrative	44,728	18,602	82,395	54,297
Provision for legal settlements	1,545	3,500	41,688	4,250
Amortization of intangible assets	9,166	7,286	24,055	19,274
Restructuring charges	—	66	—	368
Total operating expenses	175,093	113,495	447,971	319,659
Loss from operations	(28,184)	(3,381)	(74,980)	(6,864)
Other income (expense):
Interest expense, net	(6,412)	(803)	(7,829)	(1,631)
Income from equity method investments	2,065	—	2,065	—
Change in fair value of derivatives	1,191	(1,877)	17,982	13,866
Other income (expense), net, including related party loan impairment	631	(576)	(4,623)	(1,815)
(Loss) income before income taxes	(30,709)	(6,637)	(67,385)	3,556
Income tax benefit (expense)	50,063	(235)	46,167	(872)
Net income (loss)	$19,354	$(6,872)	$(21,218)	$2,684

Net income (loss) per common share – basic	$0.23	$(0.09)	$(0.27)	$0.03
Net income (loss) per common share – diluted	$0.23	$(0.09)	$(0.27)	$(0.14)

Weighted average common shares – basic	82,874	77,753	79,892	77,249
Weighted average common shares – diluted	85,081	77,753	79,892	78,449

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GLOBAL EAGLE ENTERTAINMENT INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net income (loss)	$19,354	$(6,872)	$(21,218)	$2,684
Other comprehensive gain (loss):
Unrealized foreign currency translation gains (losses)	174	(78)	16	(267)
Other comprehensive gain (loss)	174	(78)	16	(267)
Comprehensive income (loss)	$19,528	$(6,950)	$(21,202)	$2,417

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GLOBAL EAGLE ENTERTAINMENT INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)
(In thousands)

	Common Stock		Treasury Stock		Additional	Subscriptions	Accumulated	Accumulated Other	Total
	Shares	Amount	Shares	Amount	Paid-in Capital	Receivable	Deficit	Comprehensive Loss	Stockholders' Equity
Balance at December 31, 2015	81,676	$8	(3,054)	$(30,659)	$688,696	$(528)	$(303,457)	$(299)	$353,761
Issuance of common stock for Emerging Markets Communication Acquisition	5,467	1	—	—	40,606	—	—	—	40,607
Issuance of common stock for legal settlements	1,751	—	—	—	13,705	—	—	—	13,705
Repurchase and retirement of common stock	(614)	—	—	—	(5,219)	—	—	—	(5,219)
Exercise of stock options	26	—	—	—	254	—	—	—	254
Restricted stock units vested and distributed, net of tax	58	—	—	—	(242)	—	—	—	(242)
Purchase of subsidiary shares from non-controlling interests	—	—	—	—	(876)	—	—	—	(876)
Stock-based compensation	—	—	—	—	8,061	—	—	—	8,061
Interest income on subscription receivable	—	—	—	—	—	(19)	—	—	(19)
Other comprehensive income	—	—	—	—	—	—		16	16
Net loss	—	—	—	—	—	—	(21,218)	—	(21,218)
Balance at September 30, 2016	88,364	$9	(3,054)	$(30,659)	$744,985	$(547)	$(324,675)	$(283)	$388,830

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GLOBAL EAGLE ENTERTAINMENT INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Nine Months Ended September 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(21,218)	$2,684
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	36,937	25,857
Non-cash interest expense, net	1,239	440
Change in fair value of derivative financial instrument	(17,982)	(13,866)
Stock-based compensation	8,061	6,248
Issuance of shares for legal settlements	13,705	—
Impairment of related party loan	4,516	—
(Earnings) losses on equity method investments	(2,065)	—
Deferred income taxes	(58,352)	(4,921)
Other	795	555
Changes in operating assets and liabilities:
Accounts receivable	(634)	(6,077)
Inventory	(2,792)	(4,245)
Content library	(2,303)	(426)
Prepaid expenses and other assets	14,036	(335)
Deposits and other assets	(2,931)	1,820
Accounts payable and accrued expenses	686	671
Deferred revenue	(5,734)	212
Other liabilities	(1,937)	3,393
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(35,973)	12,010

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(29,484)	(14,710)
Acquisitions, net of cash acquired	(91,626)	(55,242)
Payment of deferred acquisition contingency	—	(5,000)
Issuance of loan to related party	(4,400)	—
Purchase of investments	(12,975)	(2,324)
Net proceeds from sale of available for sale securities	13,023	580
NET CASH USED IN INVESTING ACTIVITIES	(125,462)	(76,696)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of notes payable	1,339
Proceeds from issuance of convertible senior notes	—	81,250
Repayments of notes payable	(2,272)	(636)
Net proceeds from share-based payments	12	5,472
Purchase of common stock	(5,219)	—
Convertible senior note issuance fees	—	(831)
Other financing activities, net	—	(476)
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(6,140)	84,779
Effects of exchange rate movements on cash and cash equivalents	178	313
Net (decrease) increase in cash and cash equivalents	(167,397)	20,406
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	223,552	197,648
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$56,155	$218,054
SIGNIFICANT NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of common stock for Emerging Markets Communications	$40,607	$—
Issuance of common stock for legal settlements	13,705	—
Issuance of common stock in exchange for warrants	—	12,608
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Global Eagle Entertainment Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1.     Business

Global Eagle Entertainment Inc. ("GEE") is a Delaware corporation headquartered in Los Angeles, California. GEE and its consolidated subsidiaries are referred to collectively herein as the “Company.” The Company provides a wide range of in-flight, maritime and land-based connectivity solutions, including Wi-Fi, movies, television, music and interactive software, as well as portable entertainment solutions, content management services, e-commerce solutions and original content development. The Company's business is comprised of two reporting segments: Connectivity and Content.

As discussed further in Note 3, on July 27, 2016 (the "EMC Acquisition Date"), the Company completed the acquisition of Emerging Markets Communications ("EMC") (the "EMC Acquisition"). EMC is a communications services provider that offers land-based sites and marine vessels globally a multimedia platform delivering communications, Internet, live television, on-demand video, voice, cellular and 3G/LTE services. EMC leverages its satellite-terrestrial-cellular broadband network with fully meshed Multiprotocol Label Switching ("MPLS") interconnected teleports. EMC has a portfolio of patented technologies. EMC owns and operates its own ground infrastructure and global field support centers, permitting EMC to deploy support to customers around the world. Key aspects of EMC's services include:

•
Connectivity—EMC provides global satellite bandwidth (C-Band, Ku-Band, Ka-Band), terrestrial broadband network, cellular and 3G services, remote fiber network and fully meshed MPLS interconnected teleports;

•
Access—EMC provides access to live television worldwide, video (on demand and subscription), 3G cellular services, Internet, voice, data, high-definition video conferencing and universal portals, including through its proprietary SpeedNet product; and

•
Support—EMC has field support centers worldwide, each of which has a spare parts inventory, a 24 hour/7 days network operations center, certified technicians, system integration and project management.

The Company re-evaluated its reporting segments as a result of the EMC Acquisition and concluded that the Company's chief operating decision maker (“CODM”) would continue to manage the Company's operations for purposes of evaluating financial performance and allocating resources under its existing reporting segments, "Connectivity" and "Content", See Note 2 for further discussion on the Company's reporting segments.
Connectivity

The Company's Connectivity service offering provides its customers, including their passengers and crew, with operational solutions and Wi-Fi connectivity over C, Ka and Ku-band satellite transmissions. The Company's Connectivity segment offers (i) specialized network equipment and technology, 3G cellular services, high-definition video conferencing, media applications and premium content services that enable passengers and crew to access the Internet, live television, on-demand content, shopping and travel-related information and (ii) operational solutions that allow customers to improve their internal operation management.

Content

The Company's Content service offering selects, manages, provides lab services and distributes wholly-owned and licensed media content, video and music programming, advertising, applications and video games to the airline, maritime and other "away from home" non-theatrical markets.

Global Eagle Entertainment Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 2. Basis of Presentation and Summary of Significant Accounting Policies

The following is a summary of the significant accounting policies consistently applied in the preparation of the accompanying condensed consolidated financial statements.

Basis of Presentation

The accompanying interim condensed consolidated balance sheet as of September 30, 2016, the condensed consolidated statements of operations and the condensed consolidated statements of comprehensive (loss) income for the three and nine months ended September 30, 2016 and 2015, the condensed consolidated statements of cash flows for the nine months ended September 30, 2016 and 2015, and the condensed consolidated statement of stockholders' equity for the nine months ended September 30, 2016, are unaudited.

In the opinion of the Company's management, the unaudited interim condensed consolidated financial statements have been prepared on the same basis as the Company's audited consolidated financial statements for the year ended December 31, 2015, and include all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of the Company's condensed consolidated balance sheet as of September 30, 2016, its condensed consolidated statements of operations for the three and nine months ended September 30, 2016 and 2015 and its condensed consolidated statements of cash flows for the nine months ended September 30, 2016 and 2015. The results for the nine months ended September 30, 2016 are not necessarily indicative of the results expected for the full 2016 year. The consolidated balance sheet as of December 31, 2015 has been derived from the Company's audited financial statements included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission ("SEC") on March 17, 2016 (the "2015 Form 10-K"). The presentation of the provision for legal settlements included in the condensed consolidated statements of operations for the three and nine months ended September 30, 2015 and the presentation of accrued legal settlements included in the condensed consolidated balance sheet as of December 31, 2015 have been reclassified to conform to the current year presentation. In addition, the Company made an immaterial correction pertaining to the classification of its content library as of December 31, 2015 and as a result the Company reclassified the presentation of its current content library of $12.3 million to non-current assets.

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

Principles of Consolidation

The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned and majority-owned subsidiaries. Acquisitions are included in the Company's condensed consolidated financial statements from the date of the acquisition. The Company's purchase accounting for acquisitions resulted in all assets and liabilities of acquired businesses being recorded at their estimated fair values on the acquisition date. All intercompany balances and transactions have been eliminated in consolidation.

Investments that the Company has the ability to control, and where it is the primary beneficiary, are consolidated. Investments in affiliates for which the Company has no ability to exert significant influence are accounted for using the cost method of accounting. The Company had no such investments accounted for under the cost method for the nine months ended September 30, 2016 and 2015. Investments in affiliates over which the Company has the ability to exert significant influence, but do not control and where the Company is not the primary beneficiary, are accounted for using the equity method of accounting. As a result of the acquisition of EMC on July 27, 2016, the Company has two such equity affiliates, as discussed further below. The Company had no such investments accounted for under the equity method of accounting for the nine months ended September 30, 2015.

Global Eagle Entertainment Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

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

Segments of the Company

As noted above, the Company reports its operations under two reporting segments, Connectivity and Content. The Company's Connectivity segment provides customers and their passengers with Wi-Fi connectivity over C, Ka and Ku band satellite transmissions. This reporting segment, to a lesser extent, also provides airlines with operations data solutions. The Company's Content segment selects, manages, and distributes owned and licensed media content, digital media offerings, video and music programming, applications, and video games to the airline, maritime and non-theatrical markets.

The decision to report under two reporting segments is principally based upon how the Company's CODM manages the Company's operations as two reporting segments for purposes of evaluating financial performance and allocating resources. The CODM reviews revenue, cost of sales expense and contribution profit information separately for the Connectivity and Content segments. Total segment contribution profit provides the CODM, a measure to analyze operating performance of each of the Company's business segments and its enterprise value against historical data and competitors' data, although historical results may not be indicative of future results, as operating performance is highly contingent on many factors, including customer tastes and preferences. All other financial information is reviewed by the CODM on a consolidated basis.

Segment revenue, expenses and contribution profit for the three and nine month periods ended September 30, 2016 and 2015 derived from the Company's Content and Connectivity segments were as follows (in thousands):

	Three Months Ended September 30,
	2016			2015
	Content	Connectivity	Consolidated	Content	Connectivity	Consolidated
Revenue:
Licensing and services	$79,014	$59,231	$138,245	$81,574	$24,838	$106,412
Equipment	—	8,664	8,664	—	3,702	3,702
Total revenue	79,014	67,895	146,909	81,574	28,540	110,114
Operating expenses:
Cost of sales
Licensing and services	53,132	42,428	95,560	53,995	14,654	68,649
Equipment	—	7,788	7,788	—	2,807	2,807
Total cost of sales	53,132	50,216	103,348	53,995	17,461	71,456
Contribution profit	25,882	17,679	43,561	27,579	11,079	38,658
Other Operating Expenses			71,745			42,039
(Loss) from Operations			$(28,184)			$(3,381)

Global Eagle Entertainment Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Nine Months Ended September 30,
	2016			2015
	Content	Connectivity	Consolidated	Content	Connectivity	Consolidated
Revenue:
Licensing and services	$241,330	$110,625	$351,955	$227,037	$71,602	$298,639
Equipment	—	21,036	21,036	—	14,156	14,156
Total revenue	241,330	131,661	372,991	227,037	85,758	312,795
Operating expenses:
Cost of sales
Licensing and services	161,708	75,381	237,089	152,044	42,730	194,774
Equipment	—	18,113	18,113	—	12,191	12,191
Total Cost of sales	161,708	93,494	255,202	152,044	54,921	206,965
Contribution profit	79,622	38,167	117,789	74,993	30,837	105,830
Other operating expenses			192,769			112,694
Loss from operations			$(74,980)			$(6,864)

Investments in Equity Affiliates

Wireless Maritime Services, LLC (“WMS”)

In connection with the EMC acquisition on July 27, 2016, the Company acquired a 49% equity interest in WMS. The remaining 51% equity interest in WMS is owned by AT&T. AT&T is the managing member of WMS and is responsible for its day to day affairs. Certain matters including determination of capital contributions and distributions and business plan revisions require approval of WMS’s board of directors, which consists of five voting members, three members of which are from AT&T and two of which are from the Company. Profits and losses for any fiscal year are allocated between the Company and AT&T in proportion to their respective percentage ownership interests, after giving effect to any special allocations made pursuant to the WMS operating agreement. EMC's carrying value of the investment in WMS was adjusted to fair value as a result of the acquisition of EMC. The excess of the fair value over the underlying equity in net assets of WMS is primarily comprised of amortizable intangible assets and nonamortizable goodwill. The Company's carrying value in its investment in WMS will be subsequently adjusted for contributions, distributions and net income (loss) attributable to WMS, including the amortization of the cost basis difference associated with the amortizable intangible assets.

Santander Teleport (“Santander”)

Also in connection with the Company's acquisition of EMC on July 27, 2016, the Company acquired an investment in a teleport in Santander, Spain, which provides various telecommunication services, including teleport and terrestrial services. The Company holds a 49% interest in Santander while the remaining 51% is held by Erzia Technologies (“Erzia”), a Spanish company. Erzia is responsible for the day to day management of Santander. Certain matters including determination of capital contributions, capital expenditures over budget, and distributions require approval of Santander’s board of directors. The governing board of directors for Santander consists of three members from Erzia and two members from the Company. Profits and losses for any fiscal year are allocated between the Company and Erzia in proportion to their respective percentage ownership interests. EMC's carrying value of the investment in Santander approximated its fair value on the date the Company acquired EMC and will be subsequently adjusted for contributions, distributions, and net income (loss) attributable to Santander.

Global Eagle Entertainment Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Revenue Recognition

The Company recognizes revenue when four basic criteria are met: persuasive evidence of a sales arrangement exists; performance of services has occurred; the sales price is fixed or determinable; and collectability is reasonably assured. The Company considers persuasive evidence of a sales arrangement to be the receipt of a signed contract or standard purchase order. Collectability is assessed based on a number of factors, including transaction history and the creditworthiness of a customer. If it is determined that collection is not reasonably assured, revenue is not recognized until collection becomes reasonably assured, which is generally upon receipt of cash. The Company records cash received in advance of revenue recognition as deferred revenue.

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

When the Company enters into revenue sharing arrangements where it acts as the primary obligor, the Company recognizes the underlying revenue on a gross basis. In determining whether to report revenue gross for the amount of fees received from its customers, the Company assesses whether it maintains the principal relationship, whether it bears credit risk and whether it has latitude in establishing prices with its customers, among other factors.

The Company's revenue is principally derived from the following services:

Connectivity

Equipment Revenue. Equipment revenue is recognized when title and risk pass to the buyer, which is generally upon shipment or arrival at destination depending on the contractual arrangement with the customer. In determining whether an arrangement exists, the Company ensures that a binding arrangement is in place, such as a standard purchase order or a fully executed customer-specific agreement. In cases where a customer has the contractual ability to accept or return equipment within a specific time frame, the Company will provide for return reserves when and if (based upon historical experience) necessary.

In certain cases where the Company sells its equipment to an aviation customer on a stand-alone basis, it may charge a fee for obtaining Supplemental Type Certificates (“STC”) obtained from the Federal Aviation Administration, which allow its equipment to operate on certain model/type of aircraft. To the extent that the Company contracts to charge STC fees in equipment-only sales, the Company will record these fees as revenue. The Company recognized STC fee revenue of $0.4 million and $1.1 million during the three and nine months ended September 30, 2016. No STC fee revenue was recognized during the three and nine months ended September 30, 2015.

Included in equipment revenue are certain deferred obligations, which typically include, but are not limited to, technical support, regulatory support, network support and installation support. These support-based arrangements are customarily bundled with the Company's contracts and are accounted for as a single unit of account. To the extent that these support services have value on a standalone basis, the Company allocates revenue to each element in the arrangement based upon their relative fair values. Fair value is determined based upon the best estimate of the selling price, and the fair value of undelivered elements is deferred and recognized over the performance or contractual period and is included in equipment revenue. The most significant of the deferred obligations typically is network support, which includes 24/7 operational support for customers for which the Company incurs significant and periodic external and internal costs to deliver on a daily basis.

Service Revenue. Connectivity service revenue includes Wi-Fi Internet services, live television, on-demand content, music streaming, shopping and click-through advertising revenue from travel-related information. Service revenue is recognized after the service has been rendered and the customer can use such service, which customarily is in the form of (i) enplanement for boarded passengers, (ii) usage by passengers, depending upon the specific customer contract, and/or (iii) other revenues such as advertising sponsorship. The Company assesses whether performance criteria have been met and whether its service fees are fixed or determinable based on a reconciliation of the performance criteria and an analysis of the payment terms

Global Eagle Entertainment Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

associated with the customer transaction. The reconciliation of the performance criteria generally includes a comparison of third-party performance data to the contractual performance obligation and to internal or customer performance data in circumstances where that data is available.

In certain cases, the Company records service revenue based on available and preliminary information from its network operations. Amounts collected on the related receivables may vary from reported information based upon third party reported amounts owed that typically occurs within thirty days of the end of the period end. For all periods presented, the difference between the amounts recognized based on preliminary information and cash collected was not material.

Content

Licensing Revenue. Content licensing revenue is principally generated through the sale or license of media content, video and music programming, applications and video games to customers, the aviation, maritime and non-theatrical markets, and to a lesser extent through various services such as encoding and editing of media content. Revenue from the sale or license of content is recognized when the content has been delivered and the contractual performance obligations have been fulfilled, generally at the time a customer's license period begins. In certain cases, the Company estimates licensing revenues from customers. The Company believes it has the ability to reasonably estimate the amounts that will ultimately be collected and therefore recognizes these amounts when earned.

Services Revenue. Content services, such as technical services, delivery of digital media advertising, the encoding of video and music products, development of graphical interfaces or the provision of materials, are billed and revenue is recognized as services are performed and/or when the committed advertisement impressions have been delivered. Obligations pursuant to the Company’s advertising revenue arrangements typically include a minimum number of impressions or the satisfaction of other performance criteria. Revenue from performance-based arrangements is recognized as the related performance criteria are met. We assess whether performance criteria have been met and whether the fees are fixed or determinable based on a reconciliation of the performance criteria and an analysis of the payment terms associated with the transaction. The reconciliation of the performance criteria generally includes a comparison of third-party performance data to the contractual performance obligation and to internal or customer performance data in circumstances where that data is available. Where we enter into revenue-sharing arrangements with our customers, such as those relating to advertising, and when we are considered the primary obligor, we report the underlying revenue on a gross basis in our consolidated statements of operations, and record these revenue-sharing payments to our customers in service costs.

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

Content

Content cost of sales consist primarily of the costs to license or purchase media content, and direct costs to service content for the airlines. Included in Content cost of sales is amortization expense associated with the purchase of film content libraries acquired in business combinations of $0.1 million for the nine months ended September 30, 2015. There was no amortization expense included in Content cost of sales associated with the purchase of film content libraries acquired in business combinations for the three and nine months ended September 30, 2016 and for the three months ended September 30, 2015.

Global Eagle Entertainment Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Sales and marketing

Sales and marketing expense is primarily comprised of personnel costs related to the Company's sales and marketing staff, advertising costs, including promotional events and other brand building and product marketing expenses, corporate communications, certain professional fees, occupancy costs and travel expenses.

Advertising costs are expensed as incurred. Advertising expenses for the three and nine months ended September 30, 2016 and 2015 were not material.

Product Development

Product research and software development costs, other than certain internal-use software costs qualifying for capitalization, are expensed as incurred. Costs of computer software or websites developed or obtained for internal use that are incurred in the preliminary project and post-implementation stages are expensed as incurred. Certain costs of developing internal-use software incurred during the application and development stage, which include employee and outside consulting compensation and related expenses, costs of computer hardware and software, website development costs and costs incurred in developing additional features and functionality of the services, are capitalized. The estimated useful life of costs capitalized is evaluated for each specific project. Capitalized costs are generally amortized using the straight-line method over a three-year estimated useful life, beginning in the period in which the software is ready for its intended use. Unamortized amounts are included in property and equipment, net in the accompanying condensed consolidated balance sheets. Capitalized software development costs totaled $1.8 million and $6.0 million for the three and nine months ended September 30, 2016, respectively, and $0.9 million and $2.6 million for the three and nine months ended September 30, 2015, respectively.

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

Stock-Based Compensation

Stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as an expense over the requisite service period, which is the vesting period, on a straight-line basis. The Company uses the Black-Scholes option pricing model to determine the grant date fair value of stock options. This model requires the Company to estimate the expected volatility and the expected term of the stock options, which are highly complex and subjective variables. The variables take into consideration, among other things, actual and projected employee stock option exercise behavior. The Company uses an expected volatility of its stock price during the expected life of the options that is based on the historical performance of the Company's stock price as well as including an estimate using similar companies. Expected term is computed using the simplified method as the Company's best estimate given its lack of actual exercise history. The Company has selected a risk-free rate based on the implied yield available on U.S. Treasury securities with a maturity equivalent to the expected exercise term of the stock option. Stock-based awards are comprised principally of stock options and restricted stock units ("RSUs").

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

Global Eagle Entertainment Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an initial maturity of 90 days or less to be cash equivalents.

Restricted Cash

The Company maintains certain letters of credit agreements with its customers that are secured by the Company’s cash for periods of less than one year and up to three years. As of September 30, 2016 and December 31, 2015, the Company had restricted cash of $20.1 million and $4.4 million, respectively. As of September 30, 2016 and December 31, 2015, there was $18.6 million and $2.3 million, respectively, of restricted cash included in other current assets in the condensed consolidated balance sheets. As of September 30, 2016 and December 31, 2015, there was $1.5 million and $2.1 million of restricted cash included in other non-current assets, respectively, in the condensed consolidated balance sheets.

Investment securities

Marketable investment securities, all of which are considered available-for-sale, are stated at fair value based on market quotes. Unrealized gains and losses, net of deferred taxes, have not been significant and are recorded as a component of other comprehensive income.

Long-Lived Assets

The Company evaluates the recoverability of its long-lived assets with finite useful lives, including its indefinite lived intangible assets acquired in business combinations, for impairment when events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. Such trigger events or changes in circumstances may include: a significant decrease in the market price of a long-lived asset, a significant adverse change in the extent or manner in which a long-lived asset is being used, significant adverse change in legal factors or in the business climate, including those resulting from technology advancements in the industry, the impact of competition or other factors that could affect the value of a long-lived asset, a significant adverse deterioration in the amount of revenue or cash flows we expect to generate from an asset group, an accumulation of costs significantly in excess of the amount originally expected for the acquisition or development of a long-lived asset, current or future operating or cash flow losses that demonstrate continuing losses associated with the use of a long-lived asset, or a current expectation that, more likely than not, a long-lived asset will be sold or otherwise disposed of significantly before the end of its previously estimated useful life. The Company performs impairment testing at the asset group level that represents the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. If events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable and the expected undiscounted future cash flows attributable to the asset group are less than the carrying amount of the asset group, an impairment loss equal to the excess of the asset's carrying value over its fair value is recorded. Fair value is determined based upon estimated discounted future cash flows. During both the three and nine months ended September 30, 2016, the Company recorded an impairment loss of approximately $0.9 million. Assets to be disposed of would be separately presented on the balance sheets and reported at the lower of their carrying amount or fair value less costs to sell, and would no longer be depreciated or amortized.

Inventory

Equipment inventory. Equipment inventory, which is classified as finished goods, is comprised of individual equipment parts and assemblies and is stated at the lower of cost or market. The Company provides inventory write-downs based on excess and obsolete inventories determined primarily by future demand forecasts. The write-down is measured as the difference between the cost of the inventory and market, based upon assumptions about future demand; and is charged to the provision for inventory, which is a component of cost of goods sold. At the point of the loss recognition, a new, lower cost basis for that inventory is established, and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis.

Global Eagle Entertainment Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

At September 30, 2016 and December 31, 2015, there were approximately $6.8 million and $7.8 million, respectively, of deferred equipment costs included in inventory and other non-current assets. The deferred equipment costs pertain to certain costs expended in advance of services for certain customers, and are being amortized ratably over the underlying terms of the agreements through 2020.

The Company generally is not directly responsible for warranty costs related to equipment it sells to its customers. The vendors that supply each of the individual parts, which comprise the assemblies sold by the Company to customers, are responsible for the equipment warranty directly to the customer.

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

Additions to the content library represent minimum guaranteed amounts or flat fees to acquire the distribution film rights. Amounts owed in excess of the capitalized minimum guarantees are expensed and accrued as a liability when the Company's revenues from exploiting the film right have fully recouped the minimum guarantee based on the contractual royalty rates.

The content library is periodically tested for impairment, but no less than annually. The marketability of the given film right can determine whether an impairment loss is necessary. If the estimated future cash flows for a given film right are lower than its carrying amount as of the reporting date, an impairment loss is recognized in such period.

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

In 2013, the Company capitalized the costs of certain Connectivity equipment installed on aircraft of a single customer to facilitate expanded services over a five-year use period, as the Company retains legal title to the equipment. The Company is amortizing this equipment over its five-year useful life period.

In 2016, the Company began installing connectivity equipment under an agreement entered into with a customer in 2015. Under this agreement, legal title of the equipment is transferred upon delivery but sales are not recognized for accounting purposes because the risks and rewards of ownership are not fully transferred due to our continuing involvement with the equipment, the term of our agreement with the airline and restrictions in the agreement regarding the airline's use of the equipment. The Company will take possession of the equipment upon the end of the term. The Company accounts for these equipment transactions as operating leases. The assets are recorded as property, plant and equipment, net on our condensed consolidated balance sheets. The Company will begin depreciating the assets when they are ready for their intended use and depreciate them over the 10-year term of the agreement which approximates the expected useful lives of the equipment.

Intangible Assets and Goodwill

The Company performs valuations of assets acquired and liabilities assumed on each acquisition accounted for as a business combination, and allocates the purchase price of each acquired business to its respective net tangible and intangible assets. Acquired intangible assets principally comprise of customer relationships and technology. The Company determines the appropriate useful life by performing an analysis of expected cash flows based on historical experience of the acquired

Global Eagle Entertainment Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

businesses. Intangible assets are amortized over their estimated useful lives using the straight-line method, which approximates the pattern in which the majority of the economic benefits is expected to be consumed.

Goodwill represents the excess of the cost of an acquired entity over the fair value of the acquired net assets. Goodwill is not amortized, and is instead tested for impairment when events or circumstances change that would indicate that goodwill might be impaired. Events or circumstances that could trigger an impairment review include, but are not limited to, a significant adverse change in legal factors or in the business climate, an adverse action or assessment by a regulator, unanticipated competition, a loss of key personnel, significant changes in the manner of the Company's use of the acquired assets or the strategy for the Company's overall business, significant negative industry or economic trends or significant under-performance relative to expected historical or projected future results of operations.

Goodwill is tested for impairment at the reporting unit level, which is one level below or the same as an operating segment. The Company determined that it has three reporting units, Content, Aviation Connectivity and Maritime and Land Connectivity. When testing goodwill for impairment, the Company first performs a qualitative assessment to determine whether it is necessary to perform step one of a two-step annual goodwill impairment test for each reporting unit. The Company is required to perform step one only if it concludes that it is more likely than not that a reporting unit's fair value is less than its carrying value. If this is the case, the first step of the two-step process is to identify whether a potential impairment exists by comparing the estimated fair values of the Company's reporting units with their respective book values, including goodwill. If the estimated fair value of the reporting unit exceeds book value, goodwill is considered not to be impaired, and no additional steps are necessary. If, however, the fair value of the reporting unit is less than book value, then the second step is performed to determine if goodwill is impaired and to measure the amount of impairment loss, if any. The amount of the impairment loss is the excess of the carrying amount of the goodwill over its implied fair value. The estimate of implied fair value of goodwill is primarily based on an estimate of the discounted cash flows expected to result from that reporting unit, but may require valuations of certain internally generated and unrecognized intangible assets such as the Company's software, technology, patents and trademarks. If the carrying amount of goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to the excess.

The Company's most recent annual impairment analysis was performed in the fourth quarter of the year ended December 31, 2015 and indicated that there was no impairment of goodwill at that time. The Company did not recognize any impairment losses associated with its goodwill during the nine months ended September 30, 2016.

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

Deferred Revenue and Costs

Deferred revenue consists substantially of amounts received from customers in advance of the Company's performance service period and of fees deferred for future support services. Deferred revenue is recognized as revenue on a systematic basis that is proportionate to the period that the underlying services are rendered, which in certain arrangements is straight line over the remaining contractual term or estimated customer life of an agreement.

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

Global Eagle Entertainment Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Net Income (Loss) Per Share

Basic income (loss) per share (EPS) is computed using the weighted-average number of common shares outstanding during the period. Diluted income (loss) per share is computed using the weighted-average number of common shares and the dilutive effect of contingent shares outstanding during the period. Potentially dilutive contingent shares, which consist of stock options, restricted stock units, liability warrants, warrants issued to third parties and accounted for as equity instruments convertible senior notes and contingently issuable shares, have been excluded from the diluted income (loss) per share calculation when the effect of including such shares is anti-dilutive. As illustrated in the table below, the change in the fair value of the Company’s warrants and contingently issuable shares, which are assumed to be converted into the Company’s common stock upon exercise, are adjusted to net income for purposes of computing dilutive loss per share for the nine months ended September 30, 2015. Common shares to be issued upon the exercise of warrant instruments classified as liabilities are included in the calculation of diluted loss per share when dilutive.

The computation for basic and diluted EPS was as follows (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net income (loss) (numerator):
Net income (loss) for basic EPS	$19,354	$(6,872)	$(21,218)	$2,684

Less: adjustment for change in fair value on warrants liability for diluted EPS after assumed exercise of warrants liability	—	—	—	13,866
Net income (loss) for dilutive EPS	$19,354	$(6,872)	$(21,218)	$(11,182)

Shares (denominator):
Weighted-average shares for basic EPS	82,874	77,753	79,892	77,249
Effect of dilutive securities	88	—	—	—
Effect of assumed exercise of liability contracts settleable in stock	2,119	—	—	1,200
Adjusted weighted-average share for diluted EPS	85,081	77,753	79,892	78,449

Basic income (loss) income per share	$0.23	$(0.09)	$(0.27)	$0.03
Diluted income (loss) per share	$0.23	$(0.09)	$(0.27)	$(0.14)

Global Eagle Entertainment Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Securities not included in the calculation of diluted (loss) income per share were as follows (in thousands, except as stated in footnotes to the table):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Employee stock options	6,600	3,545	6,076	3,004
Restricted stock units	147	190	253	44
Non-employee stock options	—	—	—	2
Equity warrants (1)	1,163	392	1,163	475
Liability warrants (2)	6,173	411	6,173	—
Convertible notes	4,447	4,447	4,447	3,663
EMC deferred consideration (3)	—	—	503	—
Contingently issuable shares (4)	509	—	171	—

(1)	Legacy Row 44 warrants originally issuable for Row 44 common stock and Row 44 Series C preferred stock, and now issuable for our Common Stock.

(2)	Warrants issued in our initial public offering to non-sponsor shareholders ("Public SPAC Warrants").

(3)	In connection with the EMC Acquisition, the Company is obligated to pay $25.0 million in cash or stock, at the Company's option, on July 27, 2017.

(4)
In connection with the settlement of the sound recording litigation, the Company is obligated to issue up to an aggregate of 900,000 shares of its common stock at such time the share price exceeds designated thresholds.

Foreign Currency

As of September 30, 2016, the vast majority of the Company's foreign subsidiaries’ customers transact underlying services and related costs in the U.S. dollar. As a result, the Company concluded that the financial position and results of operations of the majority of its foreign subsidiaries are determined using the U.S. Dollar as the functional currency.
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

Global Eagle Entertainment Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

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

The following tables summarize the Company's financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2016, and December 31, 2015, respectively (in thousands, except as stated in footnotes to the tables):

	September 30, 2016	Quotes Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Earn-out liability (1)	$4,162	$—	$—	$4,162
Public SPAC Warrants (2)	6,235	6,235	—	—
Contingently issuable shares (3)	6,276	—	—	6,276
Total financial liabilities	$16,673	$6,235	$—	$10,438

	December 31, 2015	Quotes Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Earn-out liability (1)	$9,652	$—	$—	$9,652
Public SPAC Warrants (2)	24,076	24,076	—	—
Total financial liabilities	$33,728	$24,076	$—	$9,652

(1)
Includes $4.2 million and $9.7 million as of September 30, 2016 and December 31, 2015, respectively, of earn-out liability for the Company's acquisitions of Western Outdoor Interactive Pvt. Ltd. ("WOI"), certain assets of RMG Networks Holding Corporation (the "RMG Assets"), navAero AB ("navAero") and Marks Systems, Inc. (doing business as masFlight ("masFlight")) assumed in business combinations for the year ended December 31, 2015.

(2)	Includes 6,173,228 warrants issued in our initial public offering to non-sponsor shareholders.

(3)
In connection with the settlement of the sound recording litigation, the Company is obligated to issue up to an aggregate of 900,000 shares of its common stock at such time the share price exceeds designated thresholds. Based on conditions of the award, such contingently issuable shares are classified as liabilities and are remeasured to fair value each reporting period.

Global Eagle Entertainment Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table presents the fair value roll-forward reconciliation of level 3 assets and liabilities measured at fair value basis for the nine months ended September 30, 2016 (in thousands):

	Earn-Out Liability	Contingently Issuable Shares
Balance as of December 31, 2015	$9,652	$—
Fair value of contingently issuable shares associated with sound recording litigation settlement	—	6,417
Change in value	(5,490)	(141)
Balance as of September 30, 2016	$4,162	$6,276

The valuation methodology used to estimate the fair value of the financial instruments in the tables above is summarized as follows:

Earn-Out Liability. The September 30, 2016 and December 31, 2015 fair values of the earn-out liabilities consist of earn-out liabilities associated with the WOI, RMG Asset, navAero and masFlight business combinations. The earn-out liabilities are estimated using the income approach. Based on the respective purchase agreements, management estimated best case, base case, and worst case scenarios and discounted them to present value. The sum of the discounted weighted average probabilities was used to arrive at the fair value of the earn-out liability. The current and non-current portions of the total earn-out liabilities are included in accounts payable and accrued liabilities and other non-current liabilities, respectively, on the condensed consolidated balance sheets. The Company recorded income from the change in the fair value of these earn-out liabilities during the three and nine months ended September 30, 2016 of $2.4 million and $5.5 million, respectively.

Public SPAC Warrants. The fair value of the outstanding Public SPAC Warrants issued in our initial public offering, recorded as derivative warrant liabilities, is determined by the Company using the quoted market prices for the Public SPAC Warrants, which are traded over the counter. On reporting dates where there are no active trades, the Company uses the last reported closing trade price of the Public SPAC Warrants to determine the fair value. The Company recorded income from the change in the fair value of these warrants during the three and nine months ended September 30, 2016 of $1.1 million and $17.8 million, respectively. The Company recorded a loss from the change in the fair value of these warrants during the three months ended September 30, 2015 of $(1.9) million and income from the change in the fair value of these warrant of $13.9 million for the nine months ended September 30, 2015.

Contingently Issuable Shares. The contingently issuable shares consist of 500,000 shares of the Company's common stock that are issuable if the closing price of the Company's common stock exceeds $10.00 per share and an additional 400,000 shares of the Company's common stock if the closing price of the Company’s common stock exceeds $12.00 per share. The fair values of these contingently issuable shares was determined using a put option valuation model that considers (i) the current price of the Company's stock at the end of the reporting period; (ii) the estimated term until the shares are issued (1.94 years and 3.86 years, respectively); (iii) historical volatility of the Company's common stock, 45.0%; and (iv) the dividend yield of the Company's common stock, or 0%. A discount for lack of marketability was then applied to the resulting values (13.9% and 18.8%, respectively) as the shares, when issued, may not initially be registered with the U.S. Securities and Exchange Commission. The liabilities for these contingently issuable shares are included in accounts payable and accrued liabilities on the condensed consolidated balance sheet as of September 30, 2016.

Global Eagle Entertainment Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Financial Liabilities. The following table shows the carrying amounts and the fair values of the Company's financial liabilities in the condensed consolidated financial statements at September 30, 2016 and December 31, 2015, respectively (in thousands, except as stated in footnote to the table):

	September 30, 2016		December 31, 2015
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial liabilities:
Convertible senior notes (1)	$68,851	$68,941	$68,335	$78,557
Term loans with banks	371,857	370,588	886	886
Other debt	816	816	1,343	1,343

(1)
The fair value of the convertible senior notes is exclusive of the conversion feature, which was originally allocated for reporting purposes at $13.0 million, and is included in the condensed consolidated balance sheets within "Additional paid-in capital" (seeNote 11).

Convertible Senior Notes

The estimated fair value of the convertible senior notes, which are classified as level 2 financial instruments, was determined based on the price of the notes in an over-the-counter market trade on September 30, 2016.

Term Loans with Banks

The majority of the term debt was assumed in connection with the EMC Acquisition and was recorded at fair value on the EMC Acquisition Date. The estimated fair value of the term loans, which are classified as level 2 financial instruments, was determined based on quoted prices of the notes in an over-the-counter market as of September 30, 2016.

Other Debt

The fair value of our notes payable is considered to approximate carrying value given the short term maturity.

Adoption of New Accounting Pronouncements

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

The table below shows the effect of the reclassification of unamortized debt issuance costs associated with our convertible senior notes in our previously reported condensed consolidated balance sheet as of December 31, 2015 (in thousands):

	As presented December 31, 2015	Reclassifications	As reclassified December 31, 2015
Other non-current assets	$13,702	$(1,678)	$12,024
Notes payable and accrued interest, non-current	71,493	(1,678)	69,815
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

Global Eagle Entertainment Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

amounts are determined and be calculated as if the accounting had been completed as of the acquisition date. ASU 2015-16 was effective prospectively for fiscal years, and for interim periods within those years, beginning after December 15, 2015. The adoption of ASU 2015-16 did not have a material impact on the Company's consolidated financial statements.

In February 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis ("ASU 2015-02"). ASU 2015-02 amends the consolidation guidance for variable interest entities and voting interest entities, among other items, by eliminating the consolidation model previously applied to limited partnerships, emphasizing the risk of loss when determining a controlling financial interest and reducing the frequency of the application of related-party guidance when determining a controlling financial interest. ASU 2015-02 is effective for periods beginning after December 15, 2015, for public companies. The adoption of ASU 2015-02 did not have a material impact on our condensed consolidated financial statements.

Recently Issued Accounting Pronouncements

In August 2016, the FASB issued ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”), which amends ASC 230, Statement of Cash Flows, the FASB’s standards for reporting cash flows in general-purpose financial statements. The amendments address the diversity in practice related to the classification of certain cash receipts and payments including contingent consideration payments made after a business combination and  debt prepayment or debt extinguishment costs. We will adopt this guidance as of January 1, 2018 and we expect to apply this standard using the full retrospective method. We do not believe adoption of this guidance will have a material effect on our cash flow presentation.

In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 781), Improvements to Employee Share-Based Payment Accounting ("ASU 2016-09"), which amends and simplifies the accounting for share-based `payment awards in three areas; (1) income tax consequences, (2) classification of awards as either equity or liabilities, and (3) classification on the statement of cash flows. For public companies, ASU 2016-09 is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. We are currently evaluating the impact of this standard on our consolidated financial statements.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers ("ASU 2014-09"), which will supersede nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of the guidance is that an entity should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. Further, the guidance requires improved disclosures to help users of financial statements better understand the nature, amount, timing and uncertainty of revenue that is recognized. The original effective date for ASU 2014-09 would have required the Company to adopt this standard beginning in the first quarter of 2017. In July 2015, the FASB voted to amend ASU 2014-09 by approving a one-year deferral of the effective date as well as providing the option to early adopt the standard on the original effective date. Accordingly, the Company may not adopt the standard until the first quarter of 2018. The new revenue standard may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. We are currently evaluating the impact of adopting the new revenue standard on our consolidated financial statements.

Global Eagle Entertainment Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 3. Business Combinations

Emerging Markets Communications

On July 27, 2016,the Company completed the EMC Acquisition. The total consideration paid to the member unit holders of EMC on the EMC Acquisition Date for 100% of their membership interests, which is subject to customary post-closing working capital and other adjustments, had a value of approximately $166.5 million and consisted of (i) $45.5 million in cash paid at closing, (ii) the issuance of approximately 5.5 million newly issued shares of Company common stock at closing, (iii) the redemption for cash of approximately $55.1 million of existing seller preferred stock, and (iv) deferred consideration of $25 million to be paid in cash or newly issued shares of the Company's common stock (at the Company’s option) one year after the Acquisition Date. The Company also effectively settled a pre-existing relationship with a subsidiary of EMC resulting in additional consideration of $0.2 million. Further, in connection with the acquisition, the Company assumed approximately $370.8 million of EMC indebtedness, which represents the fair value of the debt on the EMC Acquisition Date.

The EMC Acquisition is intended to provide growth opportunities by expanding into a complementary maritime market which will provide synergies by leveraging existing infrastructure and suppliers to achieve improved efficiencies and cost savings resulting from removing overlap in existing network infrastructure, reduced bandwidth costs, lower development expenses and integrating internal operations. The acquisition will also allow for cross-selling opportunities for the Company's content, digital media and operations solutions products into the maritime market.
The consideration for EMC Acquisition consisted of the following (in thousands, except share and per share and amounts as stated in footnotes to the table):

Cash consideration paid to seller (a)	$100,658
5,466,886 Company common shares multiplied by the $8.03 closing share price per share of on July 27, 2016, less a 7.5% discount for restrictions on transferability (b)	40,607
Deferred consideration	25,000
Settlement of pre-existing relationship	228
Estimated consideration	$166,493

(a)
The cash consideration includes: (i) the minimum cash payment of $30.0 million; (ii) the change of control restructuring bonus plan payout of $4.5 million; (iii) a payment of $1.0 million that was due in 2016 for deferred purchase price for a prior EMC acquisition; (iv) seller’s transaction expenses of $5.8 million; (v) the indemnity escrow amount of approximately $2.7 million; (vi) the adjustment escrow amount of $1.5 million and (vii) $55.1 million to redeem shares held by the preferred stock shareholders.

The change of control restructuring bonus plan allowed a group of employees to be eligible for bonuses if they achieved certain metrics under certain EMC bonus plans and if there was a change in control. As a result of the EMC Acquisition, this amount was paid by GEE to EMC, which was then paid to the employees. As the payment was made concurrently with the EMC Acquisition, the cash paid for these bonuses was included in the consideration and was not assumed as a liability.

(b)
A discount was applied to the GEE shares issued in connection with the EMC Acquisition as the shares issued were not registered with the U.S. Securities and Exchange Commission. Although a registration statement for these shares is now effective, the shares are subject to sale restrictions under the registration statement during blackout periods until such time the restriction is lifted or lapses.

Global Eagle Entertainment Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following is a summary of the preliminary purchase price to the estimated fair values of the identifiable assets acquired and the liabilities at the EMC Acquisition date (dollars in thousands):

Amounts Recognized and Reported as of EMC Acquisition Date
Cash and cash equivalents	$9,032
Restricted cash	17,802
Other current assets	58,220
Property, plant and equipment	94,321
Equity method investments (a)	102,719
Intangible assets (b)	134,900
Other non-current assets	1,074
Accounts payable and accrued liabilities	(47,067)
Deferred revenue	(6,652)
Debt, including current	(370,845)
Deferred tax liabilities, net	(74,082)
Deferred revenue, non-current	(2,278)
Other non-current liabilities	(22,170)
Estimated fair value of net assets acquired	$(105,026)
Consideration transferred	166,493
Estimated goodwill	$271,519

(a)	Represents 49% joint ventures in Wireless Maritime Services, LLC (“WMS Joint Venture”) and Santander Teleport (“Santander Joint Venture”).

(b)	The intangible assets are comprised of the following (dollars in thousands):

	Weighted Average Useful Life (Years)	Fair Value
Completed technology	6.0	$21,800
Customer relationships	19.0	19,100
Favorable vendor agreements	9.0	91,800
Trademarks	5.0	2,200
Total value of intangible assets		$134,900

The final determination of the purchase price allocation will be based on EMC’s net assets acquired as of the EMC Acquisition Date and will depend on a number of factors, which cannot be predicted with certainty at this time. The purchase price allocation may change materially based on the receipt of more detailed information, including information pertaining to equity method investments, vendor agreements and income taxes. Under the acquisition method of accounting for business combinations, if the Company identifies changes to acquired deferred tax assets or liabilities during the measurement period and they relate to new information obtained about facts and circumstances that existed as of the acquisition date, those changes are considered a measurement period adjustment, and the Company will record the offset to goodwill. All other changes to deferred tax assets and liabilities will be recorded in current period income tax expense. This accounting applies to all of the Company’s acquisitions regardless of acquisition date.

Global Eagle Entertainment Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

All of the estimated goodwill arising from the EMC Acquisition is attributable to the Company's Connectivity segment.

The Company reported transaction and integration expenses related to the EMC Acquisition of $18.5 million for the nine months ended September 30, 2016 and $1.8 million for the year ended December 31, 2015, as follows (amounts in thousands):

	Nine Months Ended September 30, 2016	Year Ended December 31, 2015
Professional and consulting expenses	$7,975	$1,785
Banking fees	10,564	—
	$18,539	$1,785

Those expenses are included in the Consolidated Statements of Operations as General & Administrative expenses.

The acquired business contributed revenues of $31.9 million and net loss of $9.3 million to the Company for the period beginning July 27, 2016 and ended September 30, 2016.

The following unaudited pro forma summary presents consolidated information of EMC as if the business combination had occurred on January 1, 2015 (in thousands):

	Nine Months Ended September 30, 2016	Nine Months Ended September 30, 2015
Total revenue	$478,496	$583,603
Net loss	(89,034)	21,818

The most significant pro forma adjustments were to reflect the (net of tax) impact of: (i) the amortization expenses related to intangibles; and (ii) the interest expense on the existing debt taking into account the fair value adjustment to the debt as of the EMC Acquisition Date.

The above unaudited pro forma financial information is for informational purposes only and may not necessarily reflect the actual results of operations had the EMC Acquisition been consummated on January 1, 2015. These pro forma amounts are not designed to represent the future expected financial results of the Company.

Application of the Acquisition Method of Accounting: The Company applied the acquisition method of accounting and measured the identifiable assets acquired and the liabilities assumed on the EMC Acquisition Date. These fair values were determined using the market and income approaches. The fair value measurement of each major asset acquired and liability assumed is discussed separately below:

Equity method investments: The estimated value of the investment in WMS was performed using the income approach to arrive at the present value of debt free cash flows from which a discount for lack of control was applied. A market valuation approach was also performed by comparison relative to guideline public companies. The values obtained under the income approach and market approach were then averaged to arrive at an estimated fair value of the equity of WMS to which the Company's 49% interest was then applied.

Intangible assets: Primarily includes vendor relationships, completed technology and customer relationships. The fair value of the vendor relationships was determined by using a discounted cash flow model under the income valuation approach. The fair value of completed technology was determined by the relief from royalty income valuation approach which estimates the cost savings over what would otherwise be incurred to pay royalties or license fees on revenues attributed to the use of the asset. The fair value of customer relationships was determined using the excess earnings income valuation methodology. This method measures the value of an intangible asset by calculating the residual profit after subtracting the appropriate returns for all other complementary assets that benefit the business.

Global Eagle Entertainment Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

 Debt: The fair value of debt was estimated using quoted market prices where available, which represented 93% of the outstanding balance of the debt on the EMC Acquisition Date. The fair value of the remaining debt without quoted market prices was estimated based on implied values using current market prices for similar debt.

Income taxes: The acquisition of EMC’s membership interests is treated as an acquisition of assets for US income tax purposes. This results in step-up of tax basis of the acquired assets to equal the fair value assigned. Goodwill created from the allocation of fair value to EMC’s resulted in tax deductible goodwill of $92.1 million. The acquired assets include stock of EMC’s US and non-US subsidiaries. For these entities, the step-up to fair value resulted in an increase to the value of the shares acquired but such subsidiaries retain all tax attributes and inside tax basis of assets at the carrying value as of the transaction date.
2015 Acquisitions

During the quarter ended September 30, 2015, the Company completed four acquisitions. The following table summarizes the fair value of the assets and liabilities assumed in the acquisitions (dollars in thousands):

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

During the three months ended March 31, 2016, the Company revised its analysis of the fair value of one of these acquisitions. The revised analysis related to a pre-acquisition contingency that was subsequently identified relating to a change in the Company's ability to recover amounts held in escrow by the seller of the RMG Assets. Due to the preliminary nature of the financial results prior to each of the acquisitions in 2015, the Company was unable to provide an accurate assessment of certain deferred tax assets, deferred tax liabilities and estimated income taxes payable for the period(s) prior to each acquisition date. These balances were finalized during the six months ended June 30, 2016.

Note 4. Goodwill

The following table presents the changes in the Company’s goodwill balance, by segment, for the period presented (in thousands):

	Connectivity	Content	Total
Balance as of December 31, 2015	$19,273	$74,523	$93,796
Adjustment to RMG goodwill	—	(812)	(812)
Added with EMC acquisition	271,519	—	271,519
Currency translation adjustment	—	40	40
Balance as of September 30, 2016	$290,792	$73,751	$364,543

Global Eagle Entertainment Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 5. Property, Plant and Equipment, net

As of September 30, 2016 and December 31, 2015, property, plant and equipment, net consisted of the following (in thousands):

	September 30, 2016	December 31, 2015
Leasehold improvements	$6,347	$3,886
Furniture and fixtures	3,150	2,154
Equipment	62,565	21,043
Computer equipment	12,515	6,967
Computer software	16,515	8,677
Automobiles	354	255
Buildings	7,039	2,649
Albatross (aircraft)	425	425
Satellite transponder	66,358	6,700
Construction in-progress	6,015	6,319
Total property, plant and equipment	$181,283	$59,075
Accumulated depreciation	(31,663)	(20,009)
Property, plant and equipment, net	$149,620	$39,066

Depreciation expense for property, plant, and equipment amounted to $6.2 million and $2.2 million for the three months ended September 30, 2016 and 2015, respectively, and $12.9 million and $6.4 million for the nine months ended September 30, 2016 and 2015, respectively.

Depreciation expense, including software amortization expense, by classification for the three and nine months ended September 30, 2016 and 2015 is shown below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Depreciation expense:
Cost of sales	$3,125	$648	$5,523	$1,985
Sales and marketing	420	219	1,133	622
Product development	399	353	1,453	1,021
General and administrative	2,231	1,007	4,773	2,805
Total depreciation expense	$6,175	$2,227	$12,882	$6,433

Note 6. Intangible Assets, net

The Company's definite-lived intangible assets have assigned useful lives ranging from 1.5 to 8 years (weighted average of 5.5 years).

Global Eagle Entertainment Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Intangible assets, net at September 30, 2016, consisted of the following (dollars in thousands):

	Weighted Average Useful Lives (Years)		Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Intangible assets:
Definite life:
Existing technology - software	7.0		$46,275	$6,856	$39,419
Existing technology - games	5.0		12,331	9,042	3,289
Developed technology	8.0		7,317	2,745	4,572
Customer relationships	9.0		152,721	65,463	87,258
Vendor agreements	9.0		91,800	1,701	90,099
Other	4.0		9,612	5,916	3,696
Content library (acquired in Business Combination)	1.5	(1)	14,298	14,298	—
Total intangible assets			$334,354	$106,021	$228,333

Intangible assets, net at December 31, 2015, consisted of the following (dollars in thousands):

	Weighted Average Useful Lives (Years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Intangible assets:
Definite life:
Existing technology - software	5.8	$24,474	$2,978	$21,496
Existing technology - games	5.0	12,331	7,193	5,138
Developed technology	8.0	7,317	2,058	5,259
Customer relationships	7.5	133,566	50,184	83,382
Other	3.7	7,399	4,990	2,409
Content library (acquired in Business Combination)	1.5	14,298	14,298	—
Total intangible assets		$199,385	$81,701	$117,684

(1)
Useful estimate based upon the content library acquired in the business combination in which the Company acquired Row 44, Inc. ("Row 44") and 86% of the shares of Advanced Inflight Alliance AG ("AIA"), which approximates historical experience.

The Company expects to record amortization of the content library and intangible assets as follows (in thousands):

Year ending December 31,	Amount
2016 (remaining three months)	$10,418
2017	41,204
2018	36,803
2019	31,113
2020	29,641
Thereafter	79,154
Total	$228,333

The Company recorded amortization expense of $9.2 million and $24.0 million for the three and nine months ended September 30, 2016, respectively and $7.3 million and $19.4 million for the three and nine months ended September 30, 2015, respectively. Amortization expense excludes the amortization of the content library, which is included in cost of sales.

Global Eagle Entertainment Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 7. Investment in Equity Affiliates

In connection with the EMC Acquisition, the Company acquired 49% interests in two joint ventures, WMS and Santander. Following is the summarized financial information for our equity method investments on an aggregated basis since the date of acquisition (in thousands):

September 30, 2016
Current assets	$30,283
Non-current assets	20,906
Current liabilities	25,370
Non-current liabilities	1,448
Equity of equity method investments	$24,371

Three Months Ended September 30, 2016
Revenue	$29,586
Net income	6,227

The Company's interest in WMS had a carrying value of $103.4 million as of September 30, 2016.

The Company's interest in Santander had a carrying value of $1.3 million as of September 30, 2016.

Note 8. Available For Sale (“AFS”) Securities

During the nine months ended September 30, 2016, the Company purchased and sold approximately $13.0 million  of AFS securities and recognized a deminimis gain.

Note 9.    Commitments and Contingencies

Movie License and Internet Protocol Television ("IPTV") Commitments
In the ordinary course of business, the Company has certain long-term commitments, including license fees and guaranteed minimum payments owed to content providers. In addition, the Company has certain long-term arrangements with service and television providers to license and provide content and IPTV services that are subject to future guaranteed minimum payments from the Company to the licensor.
Operating Lease Commitments

The Company leases its operating facilities under non-cancelable operating leases that expire on various dates through 2025. The Company also leases certain facilities and vehicles under month-to-month arrangements. Total rent expense for the three months ended September 30, 2016 and 2015 was $1.7 million and $1.7 million, respectively. Total rent expense for the nine months ended September 30, 2016 and 2015 was $4.0 million and $3.8 million, respectively. The Company is responsible for certain operating expenses in connection with these leases.

Global Eagle Entertainment Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following is a schedule of future minimum lease payments under operating leases as of September 30, 2016 (in thousands):

Years Ending December 31,	Amount
2016 (remaining three months)	$1,650
2017	5,464
2018	3,109
2019	2,181
2020	2,064
Thereafter	6,036
Total	$20,504

Satellite Cost Commitments

The Company maintains agreements with satellite service providers to provide for satellite capacity. The Company expenses these satellite fees in the month the service is provided as a charge to cost of services.

In connection with the EMC Acquisition, the Company assumed a number of contractual commitments, including those for satellite services. During the third quarter of 2016 (prior to the EMC Acquisition), EMC entered into an amendment to its existing service agreement with one of its satellite capacity vendors, Intelsat Corporation (“Intelsat”). Under this amendment, Intelsat will provide certain levels of satellite bandwidth in exchange for $40 million in additional payments from the Company over and above EMC's prior contractual commitment. See below for the Company's future satellite commitments including those assumed with the EMC Acquisition,

During the year ended December 31, 2014, the Company entered into a satellite service agreement with New Skies Satellites B.V. (“SES”) to provide global, Ku-band satellite bandwidth to GEE for use in GEE’s in-flight connectivity system. The SES agreement required the Company to make an up-front pre-payment of $4.0 million as well as one additional pre-payment of $4.5 million due and paid in January 2016. During the three months ended March 31, 2015, the Company entered into an agreement with Hughes Network Systems, LLC (“HNS”) to administer and assume the underlying obligations under the SES agreement, and transferred its first $4.0 million SES prepayment to HNS. The upfront $4.0 million pre-payment was applied to certain service fees through February 2016, while the $4.5 million prepayment made in January 2016 will be applied to certain future services expected to launch in 2017. In March 2016, the Company and HNS entered into an additional agreement under which HNS will deliver satellite connectivity for the Company’s next-generation, multi-band airborne services utilizing the high-throughput Ka-band Jupiter constellation of satellites. There is no cost commitment under this HNS contract at this time because the Company has not commenced Ka-band operations to date and costs are based on actual usage.
The following is a schedule of future minimum satellite costs as of September 30, 2016 (in thousands):

Years Ending December 31,	Amount
2016 (remaining three months)	$19,814
2017	85,575
2018	70,182
2019	64,107
2020	53,924
Thereafter	54,624
Total	$348,226

Global Eagle Entertainment Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Legal Matters

On May 6, 2014, UMG Recordings, Inc., Capitol Records, Universal Music Corp. and entities affiliated with the foregoing (collectively, “UMG”) filed suit in the United States District Court for the Central District of California against the Company and Inflight Productions Ltd. (“IFP”) for copyright infringement and related claims and unspecified money damages. IFP is a direct subsidiary of Global Entertainment AG (formally AIA) and an indirect subsidiary of the Company.  On April 20, 2016, that court issued a decision granting UMG’s motion for partial summary judgment, finding that the Company and IFP willfully infringed UMG’s copyrights. On August 9, 2016 the Company entered into a Settlement Agreement with UMG resolving all claims relating to the lawsuit, and UMG and the Company subsequently dismissed the lawsuit with prejudice. Also related to copyright infringement, on July 1, 2014, American Airlines, Inc. (“American”) filed suit in Texas State Court against IFP, and filed an amended complaint on October 29, 2014, for breach of contract and seeking a declaration that IFP must defend and indemnify American against claims that UMG and others may assert against American for copyright infringement insofar as such claims arise out of American’s use of content provided by IFP. On October 26, 2016, the Company, IFP and American entered into a settlement agreement pursuant to which the Company paid $3.7 million to American in settlement of the lawsuit, and the lawsuit was dismissed with prejudice.

During the three months ended June 30, 2016, the Company engaged in settlement negotiations with major record labels, including UMG, to settle sound-recording liabilities (the “Sound-Recording Settlements”). As a result of the Sound-Recording Settlements, which is comprised of potential future stock issuances as well as cash payments. the Company recorded an increase to its provision for legal settlements during the three and nine months ended September 30, 2016 of $1.0 million and $38.9 million, respectively.

On August 14, 2014, SwiftAir, LLC filed suit against our wholly owned subsidiary Row 44 and one of its customers for breach of contract, quantum meruit, unjust enrichment and similar claims and unspecified money damages in the Superior Court of California for the Country of Los Angeles.  SwiftAir and Row 44 had a contractual relationship, which Row 44 terminated in 2013, with respect to the provision of destination deal content to one of Row 44’s connectivity customers. The Company cannot determine the potential range of loss related to this matter, believes that Row 44 has strong defenses and intends to defend vigorously against this lawsuit.

On March 3, 2016, Advanced Media Networks, L.L.C. filed suit against EMC and Maritime Telecommunications Network, Inc., a wholly-owned indirect subsidiary of EMC, for allegedly infringing two of its patents and seeking injunctive relief and unspecified monetary damages. The case is now pending in the in the United States District Court for the Southern District of Florida. Both of the asserted patents are under reexamination or inter partes review by the U.S. Patent & Trademark Office, and the plaintiff is also suing other third parties for allegedly infringing these patents. The Company cannot determine the potential range of loss related to this matter but disputes the allegations and intends to vigorously defend against them.

In April 2016, STM Atlantic N.V. and STM Group, Inc. (jointly, the “STM Sellers”) filed a breach-of-contract action in Delaware Superior Court against EMC relating to EMC’s 2013 acquisition of STM Norway AS, STMEA (FZE), Vodanet Telecomuniçacões Ltda. and STM Networks from the STM Sellers. The STM Sellers allege, among other things, that EMC breached earnout provisions in the purchase agreement by failing to develop and sell certain technology. The STM Sellers seek $20 million in damages.  The Company disputes the allegations and intends to vigorously defend against them.

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

Earn-out and Equipment Purchase Commitments

Through the acquisitions of WOI, the RMG Assets, masFlight and navAero, the Company assumed certain obligations with respect to future contingent earn-outs. As of September 30, 2016 and December 31, 2015, the total liability was approximately $4.2 million and $9.7 million, respectively, with potential payouts on specified dates through 2020. Through its normal course of business, the Company enters into future purchase commitments with its equipment vendors to secure future inventory for its customers.

Global Eagle Entertainment Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 10. Related Party Transactions

Loan Agreement

On February 24, 2016, the Company entered into a loan agreement (the “Loan Agreement”) with a third party that provides in-flight entertainment systems to airlines (the "Loan Party"). The Loan Party is majority-owned by PAR Investment Partners, L.P., or PAR, which beneficially owned approximately 34.0% of the Company's outstanding shares of common stock as of September 30, 2016. The Chairman of the Company's Board of Directors is also a Managing Partner of PAR and a member of the board of directors of the Loan Party.

The Loan Agreement provides for extensions of credit by the Company to the Loan Party of up to $5.0 million. The Company's Board of Directors considered the Loan Agreement under the Company’s policies and procedures regarding related person transactions, and determined that it was appropriate and in the best interests of the Company and its stockholders to enter into the Loan Agreement due to the Loan Party’s position as a supplier to flydubai, a Connectivity customer of the Company, and the Loan Party’s future business prospects. Our Board of Directors further determined that the parties’ relationships did not give rise to any material conflict of interest in entering into the Loan Agreement.

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

The borrowings under the Loan Agreement are evidenced by a senior secured promissory note (the "Note") and bear interest at a per annum rate of 15%. The outstanding principal and accrued interest thereon are payable in full on December 31, 2016. As of September 30, 2016, the outstanding principal balance of the loan was $4.5 million, inclusive of a $0.1 million origination fee. As a result of information provided by the Loan Party in June 2016, the Company impaired the Note during the three months ended June 30, 2016 and wrote off the outstanding principal balance of the Note and accrued interest receivable. Accrued interest receivable under the Note as of June 30, 2016 was approximately $0.2 million and the Company discontinued accruing interest receivable at such time.

WMS

In connection with the EMC Acquisition, the Company acquired a 49% equity interest in WMS. The Company accounts for its interest in WMS using the equity method and includes its share of WMS' profits or losses in Income from Equity Affiliates in the Condensed Consolidated Statements of Operations. As of September 30, 2016, the Company was owed $0.1 million from WMS.

Santander

Also in connection with the EMC Acquisition, the Company acquired a 49% equity interest in Santander. The Company accounts for its interest in Santander using the equity method and include its share of Santander's profits or losses in Income from Equity Affiliates in the Condensed Consolidated Statements of Operations. As of September 30, 2016, the Company owed Santander $0.1 million.

Abel Avellan

In connection with the EMC Acquisition, the Company appointed Abel Avellan (formerly EMC's Founder and CEO) as the Company's President and Chief Strategy Officer. The Company, through EMC, simultaneously entered into a Services Agreement ("Services Agreement") with STMEA, a Sharjah (United Arab Emirates) Free Zone company and a wholly-owned subsidiary of Trio Connect, LLC ("Trio"), which is owned by ABRY (former EMC owner), Mr. Avellan and other equity holders not affiliated with the Company. Mr. Avellan owns an approximately 7.5% equity interest in Trio. Under the Services Agreement, certain of our future employees are temporarily employed by a wholly-owned Trio entity and will be transferred to a wholly-owned Company subsidiary in the United Arab Emirates, which we expect to be fully operational in the fourth quarter of 2016. The

Global Eagle Entertainment Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

monthly cost for these employees is approximately $191,000. We expect the Services Agreement to terminate in the fourth quarter of 2016 when the employees transition to our new wholly-owned subsidiary.

Subscription Receivable with Employee

The Company has an agreement with a former officer of Row 44 to stock-settle his note receivable and accrued interest, which amounted to $0.5 million, in exchange for certain shares of the Company's common stock held by the former officer. As of September 30, 2016 and December 31, 2015, the balance of the former officer’s receivable amounted to $0.5 million and is presented as subscriptions receivable. The Company recognizes interest income when earned, using the simple interest method. Interest amounts recognized by the Company during the three and nine months ended September 30, 2016 and September 30, 2015 were not material. The Company makes ongoing assessments regarding the collectability of the notes receivable and subscriptions receivable balances.

Administrative Services

One of the Company's subsidiaries rents office space belonging to a company in which a former member of such subsidiary's management had an ownership interest. The former member of management sold his interest in the office during the third quarter of 2015. There were no unpaid lease liabilities as of September 30, 2016 and December 31, 2015. The Company recognized rent expense of $30,000 and $0.2 million for the three and nine months ended September 30, 2016 and $60,000 and $0.2 million for the three and nine months ended September 30, 2015, respectively.

Office Lease Agreement with Employee

In connection with the acquisition of substantially all of the assets of Post Modern Edit, LLC and related entities ("PMG") in 2013, the Company acquired an office lease in a building that is currently being occupied and used as part of operations in Irvine, California. This building is majority-owned by one of the founding members of PMG, who was an employee of the Company through March 2015. The lease terminates on March 31, 2024. The total rental expense incurred during the three and nine months ended September 30, 2016 was $0.1 million and $0.2 million and $0.1 million for the three and nine months ended September 30, 2015, respectively.

masFlight Earn-Out

In August 2015, the Company acquired masFlight for approximately $10.3 million in cash and $9.3 million in contingent consideration. A former executive of masFlight is now an executive officer of the Company. As a portion of the contingent consideration is subject to future employment of certain employees of masFlight, certain contingent consideration is recorded as compensation expense prospective to the acquisition date. During the three months ended September 30, 2016, the Company recognized compensation expense of $0.3 million relating to the masFlight contingent consideration. As of September 30, 2016, the earn-out compensation liability was $0.5 million, the beneficiaries of which include a current executive officer of the Company who was formerly employed by masFlight.

AIA Earn-Out

The Company recognized an expense of $1.4 million during the year ended December 31, 2014 as a result of the remeasurement of the fair value of the earn-out liability acquired in the AIA stock acquisition. The earn-out was payable to one of the former managing directors at Entertainment in Motion, a wholly owned subsidiary. The earn-out liability was paid and fully settled during the year ended December 31, 2015. As of September 30, 2016, there was no outstanding balance owed on this earn-out.

Note 11. Common Stock, Share-based Awards and Warrants

Common Stock

Issuance of Common Stock

Global Eagle Entertainment Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

During the three months ended September 30, 2016, the Company issued approximately 5.5 million shares of its common stock in connection with the EMC Acquisition. Additionally, the Company issued approximately 1.8 million shares of its common stock as partial consideration for the settlement of sound-recording litigation. The Company is obligated to issue an additional 0.5 million shares of its common stock in connection with the sound-recording litigation if the share price of the Company's common stock exceeds $10 per share and an additional 0.4 million shares of its common stock if the closing price exceeds $12 per share (together, the "Supplemental Shares"). In lieu of issuing the Supplemental Shares of the Company's common stock upon exceeding the respective share price thresholds, the Company may pay the equivalent in cash at its sole discretion. If the Company were to experience a liquidation event, as defined in the applicable agreement, and the equivalent liquidation price per share exceeds one or both of the share price thresholds, the Company is obligated to pay the equivalent liquidation price per share in cash in lieu of issuing the Supplemental Shares.

Stock Repurchase Program

In March 2016, the Company's Board of Directors (the "Board") authorized a stock repurchase program under which the Company may repurchase up to $50.0 million of its common stock. Under the stock repurchase program, the Company may repurchase shares from time to time using a variety of methods, which may include open-market purchases and privately negotiated transactions. The extent to which the Company repurchases its shares, and the timing and manner of such repurchases, will depend upon a variety of factors, including market conditions, regulatory requirements and other corporate considerations, as determined by management. The Company measures all potential buybacks against other potential uses of capital which may arise from time to time. The repurchase program does not obligate the Company to repurchase any specific number of shares, and may be suspended or discontinued at any time. The Company expects to finance any purchases with existing cash on hand, cash from operations and potential additional borrowings. During the three months ended June 30, 2016, the Company repurchased 0.6 million shares of its common stock for consideration of $5.2 million in the aggregate. During the three months ended September 30, 2016, the Company did not repurchase any common stock and, as of September 30, 2016, the remaining authorization under the stock repurchase plan was $44.8 million.

Share-based Awards

EMC Deferred Purchase Consideration and Employment Inducement Awards

As part of the purchase price for EMC, the Company is obligated to pay to the former owners, which include a current Company executive officer, an aggregate of $25.0 million of deferred consideration on July 27, 2017 in the form of cash or shares of our common stock, at the Company's election. If the Company elects to pay this obligation in shares of its common stock, the actual number of shares issued will be determined at the time of issuance with 50% of the shares to be valued at $8.40 per share and 50% of the shares to be valued based on the 20 trading day volume-weighted average price per share of the Company's common stock, measured as of July 25, 2017 (two days prior to the first anniversary of the EMC Acquisition).

In connection with the appointment of Mr. Avellan to the position as the Company's President and Chief Strategy Officer, the Company granted Mr. Avellan the following share-based awards: (i) non-qualified stock options to purchase 450,000 shares of the Company’s common stock (the “Option Award”), (ii) an award of 275,000 restricted stock units (the “Stock Award”), and (iii) 175,000 shares of fully-vested restricted stock.

Global Eagle Entertainment Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

The exercise price per share of the Option Award was equal to the closing price of the Company's stock on the EMC Acquisition Date. Each of the Option Award and the Stock Award will be subject to the terms and conditions applicable to such awards granted under the Company’s 2016 Inducement and Retention Stock Plan for EMC Employees (effective as of the date hereof as it may be amended from time to time, the "Inducement Equity Plan”). Subject to continued employment, one-third of the Option Awards will vest on July 27, 2017, with the remainder vesting monthly on a pro rata basis thereafter over the next two years until fully vested. Subject to continuous employment through each vesting date, the restricted stock units will vest in three equal annual installments, with the first installment vesting on July 27, 2017 and the remaining installments vesting annually thereafter. Both the Option Award and the Stock Award are subject to automatic vesting provisions in the event of a change in control as provided for under the terms of the employment agreement.

In addition, in connection with the EMC Acquisition, the Company granted eleven other EMC employees, in the aggregate, nonqualified stock options to purchase 70,700 shares of the Company's common stock and 71,950 restricted stock units as employment inducement awards. The exercise price per share of the nonqualified stock options was equal to the closing price of the Company's stock on the EMC Acquisition Date. The options are subject to continuous employment and will vest with respect to one-fourth of the underlying shares on July 27, 2017, with the remainder vesting monthly on a pro rata basis thereafter over the next three years until fully vested. Subject to continuous employment through each vesting date, the restricted stock units will vest in four equal installments, with the first installment vesting on July 27, 2017 and the remaining installments vesting annually thereafter.

Stock Options

Under the Company's 2013 Amended and Restated Equity Incentive Plan, (as amended, the "2013 Equity Plan"), the Administrator of the Plan, which is the compensation committee of the Company's Board of Directors, may grant up to 11,000,000 stock options, restricted stock, restricted stock units (RSUs) (including both time-vesting and performance-based RSUs) and other incentive awards to employees, officers, non-employee directors, and consultants, and such options or awards may be designated as incentive or non-qualified stock options at the discretion of the Administrator. The exercise price of stock option awards granted is generally equal to the per share closing price of the common stock on the date the options were granted. Stock option awards generally vest over one to four years, expire five to seven years from the date of grant and certain stock option and RSU awards have accelerated vesting provisions in the event of a change in control and certain termination provisions.

Fair values of the stock options as of September 30, 2016 and 2015 were determined using the Black-Scholes model and the following weighted average assumptions:

	Nine Months Ended September 30,
	2016	2015
Common stock price on grant date	$8.31	$12.9
Expected life (in years)	3.8	3.8
Risk-free interest rate	1.12%	1.3%
Expected stock volatility	44.0%	43.0%
Expected dividend yield	—%	—%
Fair value of stock options granted	$2.88	$4.41

Global Eagle Entertainment Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Stock option activity for the nine months ended September 30, 2016 is as follows:

Global Eagle Stock Option Plan	Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2016	5,625	$11.20
Granted	1,680	$8.31
Exercised	(26)	$9.87
Forfeited	(562)	$11.42
Outstanding at September 30, 2016	6,717	$10.46	2.78	$580
Vested and expected to vest at September 30, 2016	6,041	$10.54	2.79	$415
Exercisable at September 30, 2016	3,562	$10.82	2.04	$—

Restricted Stock Units

Under the 2013 Equity Plan, our time-vesting RSU awards that can be granted to employees, officers and consultants vest annually on each anniversary of the grant date and generally over a 4-year term. RSUs granted to non-employee directors in 2016 and 2015 cliff-vest on the 13 month anniversary from the grant date. The grant date fair value of an RSU equals the closing price of the Company's common stock on the grant date.

The following summarizes select information regarding our RSUs during the nine months ended September 30, 2016:

	Units (in thousands)	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2016	408	$12.71
Granted	1,359	$8.01
Vested	(87)	$12.79
Forfeited	(93)	$11.62
Balance nonvested at September 30, 2016	1,587	$8.74	$13,180
Vested and expected to vest at September 30, 2016	980	$8.74	$7,938

Stock-Based Compensation Expense

Stock-based compensation expense related to all employee and non-employee stock-based awards for the three and nine months ended September 30, 2016 and 2015 was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Stock-based compensation expense:
Cost of services	$75	$81	$225	$246
Sales and marketing expenses	150	177	429	540
Product development	250	262	743	771
General and administrative	3,324	1,627	6,664	4,691
Total stock-based compensation expense	$3,799	$2,147	$8,061	$6,248

Global Eagle Entertainment Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

    Warrants

The following is a summary of the "Legacy Row 44 Warrants" outstanding as of September 30, 2016. Our Legacy Row 44 Warrants are warrants issued by a legacy entity purchased as part of the business combination. The Legacy Row 44 Warrants were originally exercisable for shares of Row 44, but as a result of the business combination became exercisable for Company common stock.

	Weighted Average Exercise Price per Warrant	Number of Warrants (as converted) (in thousands)	Weighted Average Remaining Life (in years)
Legacy Row 44 Warrants (1)	$8.79	690	0.00
Legacy Row 44 Warrants (2)	$8.62	477	0.00

(1)	Originally issuable for Row 44 common stock, and now issuable for Company common stock.

(2)	Originally issuable for Row 44’s Series C preferred stock, and now issuable for Company common stock.

The following is a summary of Public SPAC Warrants outstanding as of September 30, 2016. There was no activity for the three months ended September 30, 2016.

Public SPAC Warrants	Number of Warrants (in thousands)	Weighted Average Exercise price	Weighted Average Remaining Contractual Term (in years)
Outstanding and exercisable at September 30, 2016	6,173	$11.50	0.00

The Company accounted for its 6.2 million Public SPAC Warrants as derivative liabilities as September 30, 2016. During the three and nine months ended September 30, 2016 and September 30, 2015, the Company recorded income (loss) of approximately $1.2 million and $18.0 million, respectively, and $(1.9) million and $13.9 million, respectively, in the condensed consolidated statements of operations as a result of the remeasurement of these warrants. The fair value of warrants issued by the Company has been estimated using the warrants' quoted public market price. In the event the closing price of the Company's common stock is at or above $17.50 for twenty of thirty consecutive trading days, the Company can redeem the 6.2 million Public SPAC Warrants for $0.01 per warrant following a 30-day notice period, during which period holders may exercise their warrants at $11.50 per share, with estimated proceeds of approximately $71.0 million, unless we decide, at our option, to make them exercisable on a cashless basis.

Warrants Repurchase Program

During the year ended December 31, 2014, the Board authorized a warrant repurchase program of up to $25.0 million (inclusive of certain prior warrant purchases) for GEE’s Public SPAC Warrants. In August 2015, the Board authorized an additional $20.0 million to this repurchase program. As of September 30, 2016 and December 31, 2015, $16.7 million was available to repurchase GEE's Public SPAC Warrants under this authorization. The amount the Company spends and the number of warrants repurchased varies based on a variety of factors including the warrant price.

Global Eagle Entertainment Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 12. Income Taxes

The Company recorded an income tax benefit of $50.1 million for the three months ended September 30, 2016 and an income tax provision of $0.2 million for the three months ended September 30, 2015, respectively, and an income tax benefit of $46.2 million for the nine months ended September 30, 2016 and an income tax provision of $0.9 million for the nine months ended September 30, 2015, respectively. The income tax benefit for the nine months ended September 30, 2016 is primarily attributable to the release of valuation allowance due to deferred tax liabilities created in the EMC acquisition of $53.9 million, offset by foreign income taxes of $4.8 million resulting from the foreign subsidiaries’ contribution to pretax income, withholding taxes of $2.7 million and effects of permanent differences. The income tax provision for the nine months ended September 30, 2015 was attributable to foreign income and withholding taxes, reduced by benefits realized from internal restructuring during the period.

As of each reporting date, management considers new evidence, both positive and negative, that could affect its view of the future realization of deferred tax assets. The Company recorded significant deferred tax liability resulting from the acquisition of EMC and management determined that there is now sufficient positive evidence to conclude that it is more likely than not that a portion of deferred taxes are realizable and therefore reduced the valuation allowance accordingly.

As of September 30, 2016 and December 31, 2015, the liability for income taxes associated with uncertain tax positions was $10.2 million and $4.6 million (excluding interest and penalties), respectively. The net increase in the liability during 2016 was primarily attributable to reserves for tax positions taken by one of the Company’s Canadian subsidiaries as well as pre-acquisition tax positions taken by EMC. As of September 30, 2016 and December 31, 2015, the Company had accrued $2.6 million and $1.4 million, respectively, of interest and penalties related to uncertain tax positions. It is reasonably possible that the amount of the unrecognized benefit with respect to certain of the Company’s unrecognized tax positions may significantly decrease within the next 12 months. This change may be the result of ongoing audits or the expiration of statutes of limitations for the assessment of taxes.

Note 13.     Notes Payable, Revolver, Bank Term Loans and Other Debt

The summary of our outstanding indebtedness as of September 30, 2016 and December 31, 2015 (in thousands):

	September 30, 2016	December 31, 2015
Current:
Bank term loans	$275	$690
Other debt	112	59
	$387	$749
Non-current:
Convertible subordinated notes	$68,851	$68,335
Revolver and bank term loans	371,582	653
Other debt	704	827
	$441,137	$69,815

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

In accounting for the direct transaction costs (the "issuance costs") related to the Convertible Notes, the Company allocated the total amount of issuance costs incurred to the liability and equity components based on their relative values. The Company recorded issuance costs of $1.8 million and $0.3 million to the liability component and equity component, respectively. Issuance costs, including fees paid to the initial purchasers who acted as intermediaries in the placement of the Convertible Notes, attributable to the liability component are presented in the balance sheet as a direct deduction from the carrying amount of the debt liability and are amortized to interest expense over the term of the Convertible Notes, and the issuance costs attributable to the equity component were netted with the equity component and included within "Additional paid-in capital" in the condensed consolidated

Global Eagle Entertainment Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

balance sheets. Interest expense related to the amortization expense of the issuance costs associated with the liability component was not material during the three and nine months ended September 30, 2016.

As of September 30, 2016 and December 31, 2015, the outstanding Convertible Notes balance, net of debt issuance costs and discount associated with the equity component, was $68.9 million and $68.3 million, respectively.

Revolver and Banks Term Loans

In connection with the EMC Acquisition, the Company assumed and became guarantor of legacy EMC indebtedness. Comprising (i) a First Lien Credit Agreement, dated as of July 1, 2015, as amended, by and among EMC, Morgan Stanley Senior Funding, Inc., as the Administrative Agent, the guarantors party thereto and the lenders from time to time party thereto (as amended, modified or otherwise supplemented from time to time, the “First Lien Credit Agreement”) and (ii) a Second Lien Credit Agreement, dated as of July 1, 2015, as amended, by and among the Borrower, Morgan Stanley Senior Funding, Inc., as the Administrative Agent, the guarantors party thereto and the lenders from time to time party thereto (as amended, modified or otherwise supplemented from time to time, the “Second Lien Credit Agreement” and together with the First Lien Credit Agreement, the “Credit Facilities”).

The First Lien Credit Agreement provides for loans in an original aggregate principal amount not to exceed $319.0 million, comprised of term loans (the “First Lien Term Loans”) and revolving loans (the “First Lien Revolving Loans” and together with the First Lien Term Loans, the “First Lien Loans”). Under an Incremental Amendment dated June 29, 2016, the total revolving facility capacity under the First Lien Credit Agreement was increased from $35.0 million to $75.5 million. As of the closing of the EMC Acquisition, the outstanding principal amounts of First Lien Term Loans and First Lien Revolving Loans were $265.3 million and $29.0 million, respectively. Subject to certain exceptions, First Lien Term Loans bear interest on the outstanding principal amount thereof from the applicable borrowing date at a rate per annum equal to (i) the Base Rate (as defined in the First Lien Credit Agreement) plus 4.75% or (ii) at a rate per annum equal to the Eurocurrency Rate for each Interest Period (as defined in the First Lien Credit Agreement) plus a percentage per annum equal to 5.75%. Amounts borrowed under the First Lien Term Loans that are repaid or prepaid may not be re-borrowed. In addition, the First Lien Credit Agreement requires quarterly principal amortization payments of 0.25% of the aggregate principal amount outstanding of First Lien Term Loans, subject to reduction as a result of the application of prepayments or cancellation of indebtedness in accordance with the terms of the First Lien Credit Agreement. First Lien Revolving Loans bear interest at a rate based on the Base Rate, Eurocurrency Rate or EURIBOR Rate, each as defined in the First Lien Credit Agreement (each such loan a “EURIBOR Rate Loan”). Subject to certain exceptions, First Lien Revolving Loans bear interest at varying rates based on the Consolidated First Lien Net Leverage Ratio (as defined in the First Lien Credit Agreement), which ratio ranges from greater than 3.50:1.00 (corresponding to a higher interest rate) to less than or equal to 3.00:1.00 (corresponding to a lower interest rate). The obligations of the First Lien Lenders to make loans under the First Lien Credit Agreement is subject to customary conditions precedent. Subject to certain conditions, the First Lien Loans may be voluntarily prepaid at any time without penalty or premium. The First Lien Credit Agreement also provides for mandatory prepayments relating to excess cash flow, asset dispositions, incurrence of indebtedness and casualty events, all subject to customary exceptions, conditions and qualifications.

The First Lien Credit Agreement contains customary affirmative and negative covenants, as well as a financial covenant which requires that the Company maintain a certain maximum Consolidated First Lien Net Leverage Ratio (as defined in the First Lien Credit Agreement) measured at the end of each fiscal quarter for the life of the First Lien Loans, which Consolidated First Lien Net Leverage Ratio shall not exceed 3.75 to 1.00 through the fourth fiscal quarter of 2017, 3.50 to 1.00 for each fiscal quarter in 2018, 3.25 to 1.00 for each fiscal quarter in 2019 and 3.00 to 1.00 for each fiscal quarter thereafter until the Latest Maturity Date (as defined in the First Lien Credit Agreement). The First Lien Term Loans mature on June 30, 2021. The First Lien Revolving Loans mature on June 30, 2022. As of September 30, 2016, the Company was in compliance with the financial covenants contained in the First Lien Credit Agreement.

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

Global Eagle Entertainment Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Second Lien Credit Agreement) at a rate per annum equal to the Eurocurrency Rate for such Interest Period plus a percentage per annum equal to 9.625%. Amounts borrowed under the Second Lien Credit Agreement that are repaid or prepaid may not be re-borrowed.

The Second Lien Credit Agreement provides for mandatory prepayments relating to excess cash flow, asset dispositions, incurrence of indebtedness and casualty events, all subject to customary exceptions, conditions and qualifications. The Second Lien Credit Agreement contains customary affirmative and negative covenants of the Second Lien Loan Parties, as well as a financial covenant which requires that the Company maintain a certain maximum Consolidated Total Net Leverage Ratio (as defined in the Second Lien Credit Agreement) measured at the end of each fiscal quarter for the life of the Second Lien Loans, which Consolidated Total Net Leverage Ratio shall not exceed 5.75 to 1.00 through the fourth fiscal quarter in 2017, 5.50 to 1.00 for each fiscal quarter in 2018, 5.25 to 1.00 for each fiscal quarter in 2019 and 5.00 to 1:00 for each fiscal quarter thereafter until the Latest Maturity Date (as defined in the Second Lien Credit Agreement). The Second Lien Term Loan matures on June 30, 2020.

The Second Lien Credit Agreement provides for mandatory prepayments relating to excess cash flow, asset dispositions, incurrence of indebtedness and casualty events, all subject to customary exceptions, conditions and qualifications.

Citibank Loans

On December 22, 2014, the Company entered into a Credit Agreement with Citibank (the "Citibank Credit Agreement"), providing for $2.4 million of term loans (the "Citibank Term Loans") and a revolving line of credit (the "Citibank Revolving Loans") in an amount not to exceed $20.0 million. The Citibank Term Loans bore interest at a floating rate based on LIBOR plus an applicable interest margin per annum and were to mature on December 22, 2017. A total of $0.2 million of the principal amount of the Citibank Term Loans plus any accrued and unpaid interest was to be repaid at the end of each quarter. The outstanding balance of the Citibank Term Loans was prepayable in whole or in part at any time without penalty. The Company repaid the outstanding balance and terminated the Citibank Credit Agreement on July 27, 2016.

Debt issuance costs incurred in connection with the Citibank Term Loans totaled $0.3 million and were being amortized to interest expense over the respective term of the loans. As of December 31, 2015, there was $1.3 million outstanding under the Citibank Term Loans and $20.0 million available for future borrowings under the Citibank Revolving Loans. As noted above, on July 27, 2016, in connection with the EMC Acquisition, the Company repaid all amounts outstanding under the Citibank Credit Agreement. In exchange for the payment in full of obligations under the Citibank Credit Agreement, the Company terminated that agreement and obtained a full release of any further obligations thereunder.

Other Debt

With the acquisition of Travel Entertainment Group Equity Limited and subsidiaries ("IFES") on October 18, 2013, the Company assumed approximately $1.3 million of debt in the form of two facility letters for a commercial mortgage loan with a bank for $0.2 million and $1.1 million. The commercial mortgage loan for $0.2 million matured and the remaining outstanding balance and accrued interest was repaid in October 2014. The $1.1 million mortgage letter matures in October 2032 and bears interest at a rate equal to 1.75%. Interest is paid on a monthly basis. There was no accrued interest on the mortgage letter as of September 30, 2016 and December 31, 2015. As of September 30, 2016 and December 31, 2015, there were $0.7 million and $0.9 million in borrowings outstanding under the remaining facility letter, respectively.

The following is a schedule, by year, of future minimum principal payments (which exclude fair value adjustments) required under notes payable, revolver, bank term loans and other debt as of September 30, 2016 (in thousands):

Years Ending December 31,	Amount
2016 (remaining three months)	$760
2017	2,740
2018	2,740
2019	2,736
2020	2,732
Thereafter	457,597
Total	$469,305

Global Eagle Entertainment Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 14. Concentrations

Concentrations of Credit and Business Risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash and cash equivalents and accounts receivable.

As of September 30, 2016 and December 31, 2015, the Company's cash and cash equivalents were maintained primarily with major U.S. financial institutions and foreign banks. Deposits with these institutions at times exceed the federally insured limits, which potentially subjects the Company to concentration of credit risk. The Company has not experienced any losses related to these balances and believes that there is minimal risk.

A substantial portion of the Company's revenue is generated through arrangements with Southwest Airlines. The percentage of revenue generated through this customer (which represents more than 10% of our consolidated revenue) is as follows:

	Nine Months Ended September 30,
	2016	2015
Southwest Airlines as a percentage of total revenue	22%	24%
Southwest Airlines as a percentage of Connectivity revenue	63%	89%

No other customer accounted for greater than 10% of total revenue for either of the two periods presented.

Accounts receivable balance for Southwest Airlines represented 10% of the total accounts receivable balance as of September 30, 2016. There were no accounts receivable balances from customers that represented more than 10% of the total accounts receivable balance as of December 31, 2015.

Note 15.     Restructuring

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

Global Eagle Entertainment Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table summarizes the charges recorded related to the Restructuring Plan by type of activity (in thousands):

	Nine Months Ended September 30,
	2016	2015
Termination benefits	$—	$238
Leases and other contractual obligations	—	64
Other	—	66
Total Restructuring charges	$—	$368

The following table summarizes the charges and spending relating to the restructuring plan for the year ended December 31, 2015 (in thousands):

	Termination Costs	Leases and other contractual obligations	Other	Total
Restructuring reserves as of January 1, 2015	$809	$39	$1,076	$1,924

Expense	238	64	66	368
Payments	(1,047)	(103)	(1,142)	(2,292)
Restructuring reserves as of December 31, 2015	$—	$—	$—	$—

Note 16. Subsequent Events

On November 8, 2016, the Company entered into an investment agreement (the “Investment Agreement”) with Shareco Group of America, Inc. (“Shareco”), which is a subsidiary of HNA Group, and certain affiliates of Shareco, to sell approximately 9.9% of the Company’s common stock to Shareco (the “Initial Investment”).  Under the terms of the Investment Agreement, Shareco will pay to the Company $11.00 per share of the Company’s common stock. The Initial Investment is expected to close, subject to customary closing conditions (including receipt of regulatory approvals), in the first half of 2017.

The parties have also negotiated a term sheet that contemplates negotiation of definitive documentation for additional purchases of the Company’s common stock by Shareco and the formation of a joint venture to provide inflight connectivity and passenger monetization services to HNA Group-affiliated airlines. The parties expect to negotiate and finalize binding documentation contemplated by the term sheet over a period of several months.  If the parties enter into the joint venture agreement, Shareco would purchase up to $150 million of common stock from the Company at $11.00 per share.  Additionally, Shareco would conduct a tender offer to the Company’s stockholders to purchase shares of the Company common stock for $11.00 per share in order to increase its ownership stake in the Company to a maximum of 34.9%.  The transactions contemplated by the term sheet are subject to the parties reaching agreement upon definitive documentation, as well as regulatory review, approval by the Company’s stockholders and other customary closing conditions.

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

These forward-looking statements are based on information available to us as of the date of this Quarterly Report on Form 10-Q and on our current expectations, forecasts and assumptions, and involve substantial risks and uncertainties. Actual results may vary materially from those expressed or implied by the forward looking statements herein due to a variety of factors, including: our ability to remediate material weaknesses in our internal control over financial reporting; our ability to integrate our acquired businesses; the ability of our business to grow, including through acquisitions which we are able to successfully integrate, and the ability of our executive officers to manage growth profitably; any delay or inability to realize the expected benefits and synergies of our acquired businesses, including the acquired EMC business; our assumption of EMC’s outstanding indebtedness and the costs relating thereto; our compliance with the covenants in our credit facilities; our ability to generate sufficient cash flow to make payments on our indebtedness or maintain adequate liquidity; our ability to refinance our existing indebtedness on favorable terms; our incurrence of additional indebtedness in the future; our ability to repay our convertible notes at maturity or upon a fundamental change or at specific repurchase dates; the effect of the conditional conversion feature of the convertible notes; the risk that disruptions from the EMC acquisition will harm our business, including customer retention risk; competitive responses to the EMC acquisition; our ability to effectively protect EMC’s intellectual property rights; our ability to negotiate and consummate the Shareco and associated joint venture transactions on the contemplated terms and realize the benefits therefrom; our ability to renegotiate favorable contract terms with Southwest; the ability of our customer Southwest Airlines to maintain a sponsor for its “TV Flies Free” offering and our ability to replicate this model through other sponsorship alliances; the outcome of any legal proceedings pending or that may be instituted against us, our subsidiaries, or third parties to whom we owe indemnification obligations; costs associated with defending and/or settling pending or future intellectual property infringement actions and other litigation or claims; our ability to settle legacy sound recording and music composition liabilities on terms that we consider reasonable; our ability to obtain and maintain licenses for content used on legacy installed IFE systems, or our failure to have the appropriate intellectual-property licenses for our business; our ability to recognize and timely implement future technologies in the aviation, maritime and land satellite connectivity and remote-communications space, including GSM and Ka-band system development and deployment; our ability to capitalize on investments in developing our service offerings, including our long-term project with QEST to develop global antenna technologies; significant product development expenses associated with our long-term line-fit initiatives; our ability to deliver end-to-end network performance sufficient to meet increasing airline and maritime customer and passenger demand; our ability to obtain regulatory approval on a timely basis for the use of our equipment on aircraft and maritime vessels; our ability to obtain and maintain international authorizations to operate our service over the airspace or terrestrial waters of foreign jurisdictions; our ability to expand our service offerings and deliver on our service roadmap; our ability to timely and cost-effectively identify and license television and media content that passengers will purchase; a decrease in the media content onboard IFE systems and/or the discontinuance of the use of IFE systems indefinitely due to the emergence and increase in the use of hand-held personal devices by airline and maritime passengers; general economic and technological circumstances in the satellite transponder market, including access to transponder space in capacity limited regions and successful launch of replacement transponder capacity where applicable; ; the loss of, or failure to realize benefits from, agreements with our airline and maritime partners; the loss of relationships with original equipment manufacturers or dealers; unfavorable economic conditions in the airline and maritime industries and economy as a whole; our ability to expand our domestic or international operations, including our ability to grow our business with current and potential future airline, maritime and land-based partners or successfully partner with satellite service providers, including Intelsat, Hughes Network Systems and SES; our reliance on third-party satellite service providers and equipment and other suppliers, including single source providers and suppliers, and our ability to negotiate favorable cost arrangements with satellite service providers and other suppliers; the effects of service interruptions or delays, technology failures, material defects or errors in our software, damage to our equipment or geopolitical restrictions; the result of ongoing tax audits that could result in reduction of tax carryforwards and imposition of tax penalties and interest, plus payments of back-taxes owed; the limited operating history of our connectivity and in-flight television and media products; increases in our projected capital expenditures due to, among other things, unexpected costs incurred in connection with the roll out of our technology roadmap or our international plan of expansion; fluctuation in our operating results; the demand for in-flight broadband Internet access services and market acceptance for our products and services; the loss of management and other key employees; substantial non-recurring transaction, regulatory and integration costs and/or unknown liabilities; sales of our stock in the future by significant shareholders who hold, or may in the future hold, a substantial portion of our outstanding securities, and the resulting effect on the price of our common stock; changes in laws or regulations that apply to us or our industry; the execution and compliance costs relating to new regulatory, privacy, anti-corruption and compliance frameworks, new market risks and operations in new geographies; and other risks and uncertainties set forth in this report and in our most recent Annual Report on Form 10-K and subsequently filed Quarterly Reports on Form 10-Q.

Forward-looking statements speak only as of the date the statements are made. You should not put undue reliance on any forward-looking statements. We assume no obligation to update forward-looking statements to reflect actual results, changes in assumptions or changes in other factors affecting forward-looking information, except to the extent required by applicable securities laws. If we do update one or more forward-looking statements, no inference should be drawn that we will make additional updates with respect to those or other forward-looking statements.

The following discussion and analysis of our business and results of operations for the three and nine months ended September 30, 2016, and our financial condition at that date, should be read in conjunction with the financial statements and the notes thereto included in our previously filed Quarterly Reports on Form 10-Q, this Quarterly Report on Form 10-Q and our 2015 Form 10-K.

Overview of the Company

We are a leading full-service provider of connectivity and content to the global mobility industry, including aviation, maritime and land markets. Our principal operations and decision-making functions are located in North America and Europe. We manage and report our businesses in two operating segments: Connectivity and Content. Our chief operating decision maker regularly reviews our operating results by our Connectivity and Content operating segments, principally to make decisions about how we allocate our resources and to measure our segment and consolidated operating performance. As of September 30, 2016, the majority of our revenue was generated through the licensing of content to the aviation industry and providing our Wi-Fi and Content services to the aviation, maritime and land markets, and to a lesser extent through the sale of network equipment to airlines. Our chief operating decision maker regularly reviews revenue and contribution profit on a segment basis, and our results of operations and pre-tax income or loss on a consolidated basis in order to gain more depth and understanding of the key business metrics driving our business. Accordingly, we report revenue and contribution profit for these segments separately.

For the nine months ended September 30, 2016 and 2015, we reported revenue of $373.0 million and $312.8 million, respectively. For the nine months ended September 30, 2016, our Content operating segment accounted for 65% of our total revenue, and our Connectivity operating segment accounted for 35%. For the nine months ended September 30, 2015, our Content operating segment accounted for 73% of our total revenue, and our Connectivity operating segment accounted for 27%. For the nine months ended September 30, 2016 and 2015, one airline customer, Southwest Airlines, accounted for 22% and 24% of our consolidated revenue, respectively.

Recent Developments

Effective July 27, 2016, the Company completed the purchase of EMC, a land and maritime satellite communications company, in exchange for stock, cash and the assumption of certain legacy EMC debt and outstanding litigation matters. See Note 13 for a discussion of the indebtedness we assumed in connection with our acquisition of EMC (the “EMC Acquisition”) and Part II, Item 1A. Risk Factors. EMC’s Maritime & Land businesses comprise a separate service line within our Connectivity reporting segment.

On November 8, 2016, the Company entered into an investment agreement (the “Investment Agreement”) with Shareco Group of America, Inc. (“Shareco”), which is a subsidiary of HNA Group, and certain affiliates of Shareco, to sell approximately 9.9% of the Company’s common stock to Shareco (the “Initial Investment”).  Under the terms of the Investment Agreement, Shareco will pay to the Company $11.00 per share of the Company’s common stock. The Initial Investment is expected to close, subject to customary closing conditions (including receipt of regulatory approvals), in the first half of 2017.

The parties have also negotiated a term sheet that contemplates negotiation of definitive documentation for additional purchases of the Company’s common stock by Shareco and the formation of a joint venture to provide inflight connectivity and passenger monetization services to HNA Group-affiliated airlines. The parties expect to negotiate and finalize binding documentation contemplated by the term sheet over a period of several months.  If the parties enter into the joint venture agreement, Shareco would purchase up to $150 million of common stock from the Company at $11.00 per share.  Additionally, Shareco would conduct a tender offer to the Company’s stockholders to purchase shares of the Company common stock for $11.00 per share in order to increase its ownership stake in the Company to a maximum of 34.9%.  The transactions contemplated by the term sheet are subject to the parties reaching agreement upon definitive documentation, as well as regulatory review, approval by the Company’s stockholders and other customary closing conditions.

Basis of Presentation

This analysis is presented on a consolidated basis. In addition, a brief description is provided of significant transactions and events that have an impact on the comparability of the results being analyzed.

Opportunities, Challenges and Risks

For the nine months ended September 30, 2016 and 2015, we derived our revenue primarily through licensing and related services from our Content operating segment, and secondarily from Wi-Fi Internet service and content to the aviation, maritime and land markets and the sale of equipment to airlines from our Connectivity operating segment. For the nine months ended

September 30, 2016 and 2015, the vast majority of our equipment and Wi-Fi Internet service revenue were generated by Southwest Airlines.

We believe that our operating results and performance are driven by various factors that affect the commercial travel industry and the mobility markets serving hard-to-reach places on land, sea and in the air. These include general macroeconomic trends affecting the mobility industries, such as travel and maritime, trends affecting our target user base, regulatory changes, competition and the rate of customer adoption of our services, as well as factors that affect Wi-Fi Internet service providers in general. Growth in our Content and Connectivity operating segments is principally dependent upon the number of customers that implement our services, our ability to negotiate favorable economic terms with our customers and partners, and the number of customers who use our services. Growth in our margins is dependent on our ability to manage the costs associated with implementing and operating our services, including the costs of licensing and distributing content, equipment and satellite service. Our ability to attract and retain new and existing customers will be highly dependent on our ability to implement our services on a timely basis and continually improve our network and operations as technology changes and we experience increased network capacity constraints as we continue to grow.

As technology continues to evolve, we believe that there are opportunities to expand our services by adding more content in a greater variety of formats. Currently, our Content and Connectivity operating segments are separate platforms; however, we believe there is an opportunity to diversify our revenue long term by cross leveraging these services, including offering a greater variety of premium paid content across our Connectivity platform. For example, in 2016, we completed the acquisition of EMC to expand our Connectivity offerings and provide more content to the maritime and land mobility verticals. Conversely, the evolution of technology presents an inherent risk to our Content and Connectivity operating segments.

The use of our connectivity equipment on our customer’s airplanes and ships is subject to regulatory approvals, such as, for airlines, a Supplemental Type Certificate (“STC”) that are imposed by agencies such as the U.S. Federal Aviation Administration (“FAA”) and the European Aviation Safety Agency (“EASA”). The costs to obtain an STC can be significant and vary by plane type and customer location. We have STCs to operate our equipment on several plane types, including Boeing’s 737, 757, 767 and 777 families, and for the Airbus A320 family. While we believe we will be successful in obtaining STC approvals in the future as needed, there is a risk that neither the FAA nor EASA will approve an STC on a timely basis, if at all, and as a result, it could negatively impact our growth, relationships, and ability to deploy our future connectivity services with our customers. To partially address the risk and costs of obtaining STCs in the future, we signed an agreement with Boeing for offering our connectivity equipment on a line-fit basis for Boeing’s 737 MAX and 787 models, and our Connectivity equipment is available as an option on new Boeing 737 airplanes. We also expect to undertake similar line-fit initiatives with other plane manufacturers such as Airbus in the near term. As a result, we expect to continue incurring significant product development expenses in the foreseeable future as we invest in these long-term line-fit opportunities, which we believe will improve our long-term ability to onboard our connectivity equipment on new plane types in a more scalable and cost-effective manner.

Our Connectivity segment is significantly dependent on certain key suppliers. Through September 30, 2016, our Connectivity operating segment has purchased its satellite bandwidth from two suppliers (Hughes and SES), which also provide us with certain equipment and servers required to deliver the satellite stream, rack space at the supplier's data centers to house the equipment and servers and network operations service support. Through the EMC Acquisition, we became a party to a new agreement with Intelsat Corporation ("Intelsat"), which was entered into by EMC during the third quarter of 2016 (prior to the EMC Acquisition), pursuant to which Intelsat will provide us with certain levels of satellite bandwidth in exchange for $40 million in additional payments from the Company over and above EMC's prior contractual commitment. Through the EMC Acquisition, we expanded the number of our major suppliers of satellite capacity. We also purchase radomes, satellite antenna systems and rings from single suppliers. Any interruption in supply from these significant vendors could have a material impact on our ability to provide connectivity services to airline customers.

The growth of our Content segment is based upon a number of factors, including the growth of IFE systems, our customers' demand for content and games across the mobility markets, the general availability of content to license from our studio partners, pricing from our competitors and our ability to manage the underlying economics of content licensing by studio. While we believe that the amount of IFE systems and customer demand for content and games will continue to grow in the foreseeable future, we expect the overall growth in our Content segment to be more consistent with the overall IFE market growth in the near term.

The growth of our Connectivity segment is based upon a number of factors, including the rates at which we grow the number of installed base of connectivity systems from new and existing customers, customer demand for connectivity services, government regulations and approvals, customer adoption, growth, take rates, and overall usage of our connectivity services, the general availability and pricing of satellite bandwidth globally, pricing pressures from our competitors, general travel industry trends, new and competing connectivity technologies, and our ability to manage the underlying economics of connectivity services on a global basis.  The long-term economics of any future agreement involving equipment financing could positively or negatively impact our liquidity, growth, Connectivity margins, relationships, and ability to deploy our future connectivity services with current or future customers.

Our consolidated cost of sales, the largest component of our operating expenses, can vary from period to period, particularly as a percentage of revenue, based upon the mix of the underlying equipment and service revenues we generate. In addition, our consolidated cost of sales will vary period to period as we acquire new customers and to accommodate the growth of our connectivity segment. During the first half of 2016, we continued to increase our investment in satellite capacity over North America and the Middle East to facilitate the growth of our existing and new connectivity customer base, which included a $6.7 million and $4.9 million capital purchase of satellite transponders during the three months ended September 30, 2015 and March 31, 2016, respectively. Depending on the timing of our satellite expenditures, our consolidated cost of sales as a percentage of our revenue may fluctuate from period to period.

For the years ended December 31, 2015 and 2014, a substantial amount of our Connectivity revenue was derived from Southwest Airlines. While our Connectivity revenue is currently primarily generated through an airline based in the United States, we believe that there is a substantial opportunity in the long-term for us to significantly expand our Connectivity operating segment's service offerings to airlines based in countries outside of the United States. In August 2016, we announced a new Connectivity agreement with Avianca Brasil, an airline in Brazil.

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

For maritime and land-based services, we provide integrated data, voice, Internet and data center services to companies and organizations globally where terrestrial communications infrastructure is poor or nonexistent. Our services are typically contracted with the customers for a monthly recurring charge (MRC). Through the Company's Maritime Telecommunications Network business, we provide our customers with communication, entertainment, and networking services including private network solutions, passenger, administrative and crew telephone services, full-time dedicated data circuits, full-time administrative voice and fax services, stored value telephone access cards, and Internet cafe solutions. Our Maritime & Land service line services primarily the cruise ship, energy, commercial shipping, government and non-governmental organizations, yacht, mobile network operators and enterprise industries.

Content Segment

A significant amount of our Content revenue is generated from licensing of acquired and third party media content, video and music programming, applications, and video games to the mobility industry, and to a lesser extent from services ranging from selection, purchase, production, customer support and technical adjustment of content in connection with the integration and servicing of programming for our customers. Our Content licensing revenue is based upon individual licensing agreements with customers to deliver and air content over specified terms. Content services revenue, such as technical services, the encoding of video products, development of graphical interfaces or the provision of materials, is priced on specific services contracted for and recognized as services are performed.

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

Equipment. Equipment costs of sales are substantially comprised of the costs paid to procure our equipment for services. Equipment costs are principally comprised of the costs we pay to third parties to facilitate our equipment orders, and are originally classified as inventory on our balance sheet upon receipt of goods. Upon sale, equipment costs of sales are recorded when title and risk of loss pass to the customer, which is aligned with our equipment revenue recognition. As we continue to grow our installed base of Connectivity customers, coupled with our recent decision to provide a new customer with upfront financial incentives on our equipment, we expect our equipment sales and the corresponding equipment costs of sales not to be comparable to historical results.

Services. Service costs of sales principally consist of the costs of satellite service and support, revenue recognized by us and shared with others as a result of our revenue-sharing arrangements, Internet connection and co-location charges and other platform operating expenses including depreciation of the systems and hardware used to build and operate our platform; and personnel costs related to our network operations, customer service and information technology. As we continue to build out our Connectivity services platform and expand our satellite coverage globally, including due to the acquisition of EMC, we anticipate that our service costs will increase when compared to historical periods. Our services cost of sales are dependent on a number of factors, including the amount of satellite coverage and bandwidth required to operate our services and the number of partners with whom we share our corresponding revenue.

Content Segment Cost of Sales

Content segment cost of sales principally consists of licensing fees paid to acquire content rights for the airline industry, and to a lesser extent service and personnel costs to support our Content business.

Sales and Marketing

Sales and marketing expenses consist primarily of sales and marketing personnel costs, sales support, public relations, advertising, marketing and general promotional expenditures. Fluctuations in our sales and marketing expenses are generally the result of our efforts to support the growth in our businesses, including expenses required to support the expansion of our direct sales force. With the acquisition of EMC and as we continue to grow our sales and marketing organizations and invest in marketing activities to support the growth of our businesses, we anticipate that our sales and marketing expenses will continue to increase.

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

Provision for Legal Settlements

During the nine months ended September 30, 2016, the Company incurred charges aggregating $38.9 million to settle with major record labels to settle sound recording liabilities. In October 2016, the Company entered into a settlement agreement with American Airlines pursuant to which it paid approximately $3.7 million to settle its outstanding litigation with American Airlines.

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

Stock-Based Compensation

Included in our operating expenses are expenses associated with stock-based compensation, which are allocated and included in cost of sales, sales and marketing, product development and general and administrative expenses as necessary. Stock-

based compensation expense is largely comprised of costs associated with stock options and restricted stock units granted to our directors, employees and consultants. We record the fair value of these equity-based awards and expense at their cost ratably over related vesting periods. In addition, stock-based compensation expense includes the cost of options to purchase common stock issued to certain non-employees.

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

Provision for Income Taxes

We have been subject to income taxes principally in the United States since inception. With the acquisitions of AIA, PMG and IFES in 2013, WOI and NavAero in 2015 and EMC in 2016, we have a legal presence in various countries, including, but not limited to, Germany, the United Kingdom, the Netherlands, Sweden, Spain, Canada, China, India, Hong Kong, the United Arab Emirates, Argentina and Brazil. We anticipate that as we continue to expand our operations outside the United States, we will become subject to taxation based on foreign statutory rates and our effective tax rate could fluctuate accordingly.

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

Critical Accounting Policies and Estimates

The preparation of our condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the notes to the financial statements. Some of those judgments can be subjective and complex, and therefore, actual results could differ materially from those estimates under different assumptions or conditions. A summary of our critical accounting policies is presented in Part II, Item 7, of our Annual Report on Form 10-K for the year ended December 31, 2015. There have been no material changes to our critical accounting policies during the three months ended September 30, 2016.

Recent Accounting Pronouncements

See Note 2, “Recent Issued Accounting Pronouncements” in our unaudited condensed consolidated financial statements for additional information.

Results of Operations

The following tables set forth our results of operations for the periods presented. The period-to-period comparison of financial results is not necessarily indicative of future results (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenue	$146,909	$110,114	$372,991	$312,795
Operating expenses:
Cost of sales	103,348	71,456	255,202	206,965
Sales and marketing expenses	8,390	4,819	19,553	13,058
Product development	7,916	7,766	25,078	21,447
General and administrative	44,728	18,602	82,395	54,297
Provision for legal settlements	1,545	3,500	41,688	4,250
Amortization of intangible assets	9,166	7,286	24,055	19,274
Restructuring charges	—	66	—	368
Total operating expenses	175,093	113,495	447,971	319,659
Loss from operations	(28,184)	(3,381)	(74,980)	(6,864)
Other income (expense):
Interest expense, net	(6,412)	(803)	(7,829)	(1,631)
Income from equity method investments	2,065	—	2,065	—
Change in fair value of derivatives	1,191	(1,877)	17,982	13,866
Other income (expense), net	631	(576)	(4,623)	(1,815)
(Loss) income before income taxes	(30,709)	(6,637)	(67,385)	3,556
Income tax benefit (expense)	50,063	(235)	46,167	(872)
Net income (loss)	$19,354	$(6,872)	$(21,218)	$2,684

Net income (loss) income per common share - basic	$0.23	$(0.09)	$(0.27)	$0.03
Net income (loss) per common share - diluted	$0.23	$(0.09)	$(0.27)	$(0.14)

Weighted average common shares - basic	82,874	77,753	79,892	77,249
Weighted average common shares - diluted	85,081	77,753	79,892	78,449

The following table provides the depreciation expense included in the above line items (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Cost of sales	$3,125	$648	$5,523	$1,985
Sales and marketing	420	219	1,133	622
Product development	399	353	1,453	1,021
General and administrative	2,231	1,007	4,773	2,805
Total depreciation expense	$6,175	$2,227	$12,882	$6,433

The following table provides the stock-based compensation expense included in the above line items (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Stock-based compensation expense:	2016	2015	2016	2015
Cost of sales	$75	$81	$225	$246
Sales and marketing expenses	150	177	429	540
Product development	250	262	743	771
General and administrative	3,324	1,627	6,664	4,691
Total stock-based compensation expense	$3,799	$2,147	$8,061	$6,248

The following table provides our results of operations, as a percentage of revenue, for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenue	100%	100%	100%	100%
Operating expenses:
Cost of sales	70%	65%	68%	66%
Sales and marketing expenses	6%	4%	5%	4%
Product development	5%	7%	7%	7%
General and administrative	30%	17%	22%	17%
Provision for legal settlements	1%	3%	11%	1%
Amortization of intangible assets	6%	7%	6%	6%
Restructuring charges	—%	—%	—%	—%
Total operating expenses	119%	103%	120%	102%
Loss from operations	(19)%	(3)%	(20)%	(2)%
Other (expense) income , net	(2)%	(3)%	2%	3%
(Loss) income before income taxes	(21)%	(6)%	(18)%	1%
Income tax benefit (expense)	34%	—%	12%	—%
Net income (loss) attributable to common stockholders	13%	(6)%	(6)%	1%

Three Months Ended September 30, 2016 Compared To Three Months Ended September 30, 2015

Operating Segments

Segment revenue, expenses and contribution profit for the three months ended September 30, 2016 and 2015 derived from the Company's Content and Connectivity segments were as follows (in thousands):

	Three Months Ended September 30,
	2016			2015
	Content	Connectivity	Consolidated	Content	Connectivity	Consolidated
Revenue:
Licensing and services	$79,014	$59,231	$138,245	$81,574	$24,838	$106,412
Equipment	—	8,664	8,664	—	3,702	3,702
Total revenue	79,014	67,895	146,909	81,574	28,540	110,114
Operating expenses:
Cost of sales	53,132	50,216	103,348	53,995	17,461	71,456
Contribution profit	25,882	17,679	43,561	27,579	11,079	38,658
Other operating expenses			71,745			42,039
Loss from operations			$(28,184)			$(3,381)

Revenue

Connectivity operating segment revenue was as follows (in thousands):

	Three Months Ended September 30,		% Change
	2016	2015	2016 to 2015
Services	$59,231	$24,838	138%
Equipment revenue	8,664	3,702	134%
Total revenue Connectivity segment	$67,895	$28,540	138%

Connectivity Service Revenue
Connectivity service revenue increased $34.4 million, or 138%, to $59.2 million for the three months ended September 30, 2016, as compared to $24.8 million for the three months ended September 30, 2015. The increase in Connectivity service revenue was primarily due to the EMC Acquisition which contributed $30.7 million in revenues for three months ended September 30, 2016 and growth in our Aviation Connectivity revenues. Our Aviation Connectivity revenue grew from $24.8 million for the three months ended September 30, 2015 to $28.5 million for the three months ended September 30, 2016, a 15% year over year growth rate. This growth resulted from an increase in take rates and the addition of 93 aircraft since the prior ended September 30, 2015.
Connectivity Equipment Revenue
Connectivity equipment revenue increased by $5.0 million, or 134%, to $8.7 million for the three months ended September 30, 2016, as compared to $3.7 million for the three months ended September 30, 2015. The $5.0 million increase was primarily due to an increase in equipment sales to Jet VOD and Southwest Airlines coupled with the acquisition of EMC, which contributed $1.2 million in equipment sales for the period.

Content operating segment revenue was as follows (in thousands):

	Three Months Ended September 30,		% Change
	2016	2015	2016 to 2015
Licensing revenue	$79,014	$81,574	(3)%

Content Licensing Revenue
Content licensing revenue decreased $2.6 million, or 3%, to $79.0 million for the three months ended September 30, 2016 as compared to $81.6 million for the three months ended September 30, 2015. The $2.6 million decrease was primarily due to the loss of the American Airlines business early in the third quarter, and to a lesser extent, a slight decline in digital games and lab services revenue. These decreases were partially offset by new customers during 2016.

Cost of Sales

Connectivity operating segment cost of sales was as follows (in thousands):

	Three Months Ended September 30,		% Change
	2016	2015	2016 to 2015
Service cost of sales	$42,428	$14,654	190%
Equipment cost of sales	7,788	2,807	177%
Total Connectivity cost of sales	$50,216	$17,461	188%

Connectivity cost of sales increased $32.8 million, or 188%, to $50.2 million for the three months ended September 30, 2016 compared to $17.5 million for the three months ended September 30, 2015 primarily due to the EMC Acquisition which accounted for $24.4 million of the increase for the period. The $27.8 million increase in Connectivity service cost of sales was primarily due EMC, which accounted for $23.4 million of the increase, and to the addition of fixed connectivity bandwidth costs. The $5.0 million increase in Connectivity equipment cost of sales was a result of higher equipment shipments on newly commissioned airplanes coupled with acquisition of EMC which contributed $1.0 million in equipment sales for the period.

As a percentage of Connectivity equipment revenue, Connectivity equipment cost of sales increased to 90% from 76% during the three months ended September 30, 2016 and September 30, 2015, respectively.

As a percentage of Connectivity service revenue, Connectivity service cost of sales increased to 72% during the three months ended September 30, 2016, as compared to 59% for the three months ended September 30, 2015. The increase was principally due to the addition of fixed Connectivity bandwidth costs ahead of corresponding revenue.

Content operating segment cost of sales was as follows (in thousands):

	Three Months Ended September 30,		% Change
	2016	2015	2016 to 2015
Content cost of sales	$53,132	$53,995	(2)%

Content cost of sales decreased $0.9 million, or 2%, to $53.1 million for the three months ended September 30, 2016, as compared to $54.0 million for the three months ended September 30, 2015.

As a percentage of Content revenue, Content cost of sales was relatively flat at 67% during the three months ended September 30, 2016 as compared to 66% in the three months ended September 30, 2015.

Other Operating Expenses

Other operating expenses were as follows (in thousands):

	Three Months Ended September 30,		% Change
	2016	2015	2016 to 2015
Sales and marketing expenses	$8,390	$4,819	74%
Product development	7,916	7,766	2%
General and administrative	44,728	18,602	140%
Provision for legal settlements	1,545	3,500	(56)%
Amortization of intangible assets	9,166	7,286	26%
Restructuring charges	—	66	—%

Sales and Marketing Expenses

Sales and marketing expenses increased $3.6 million, or 74%, to $8.4 million for the three months ended September 30, 2016 as compared to $4.8 million for the three months ended September 30, 2015. The increase was primarily driven by the EMC Acquisition which contributed $3.6 million, personnel costs of $0.3 million and depreciation of $0.2 million, partially offset by a decline in marketing initiative expenses of $0.4 million and professional services of $0.1 million..

Product Development

Product development expense increased $0.2 million, or 2%, to $7.9 million for the three months ended September 30, 2016 compared to $7.8 million for the three months ended September 30, 2015. The year-over-year increase was due to the EMC Acquisition, which contributed $0.6 million, personnel costs of $0.2 million and consultant and professional fees of $0.1 million for product development initiatives, partially offset by a decrease of $0.7 million for other product development-related costs.

General and Administrative

General and administrative costs increased $26.1 million, or 140%, to $44.7 million during the three months ended September 30, 2016 compared to $18.6 million for the three months ended September 30, 2015. EMC accounted for $3.6 million of the increase for the current three month period. The remainder of the increase was primarily due to a net $12.0 million increase in professional fees and occupancy costs largely driven by recent acquisition activities, a $1.7 million increase in non-cash stock-based compensation, a $1.3 million increase in depreciation expense and a $1.0 million increase in personnel-related costs, including travel.

Provision for Legal Settlements

The provision for legal settlements declined $2.0 million to $1.5 million during the three months ended September 30, 2016 compared to $3.5 million for the three months ended September 30, 2015. The expense for the three months ended September 30, 2016 was primarily due to adjustments to settle the sound recording liabilities with major record labels including UMG.

Amortization of Intangible Assets
Amortization expense increased $1.9 million, or 26%, to $9.2 million during the three months ended September 30, 2016 as compared to $7.3 million for the three months ended September 30, 2015. The increase was due to the additional intangible assets acquired with the EMC Acquisition, net of amortization expense for the three months ended September 30, 2016.

Restructuring Charges

There were no restructuring charges during the three months ended September 30, 2016 compared to $66,000 for the three months ended September 30, 2015, as the restructuring plan was substantially completed earlier in the prior year.

Other Income (Expense), net

Other income (expense), net was expense of $2.5 million for the three months ended September 30, 2016 compared to expense of $3.3 million for the three months ended September 30, 2015. The $0.7 million decrease in expense is principally due to income from EMC equity method investments of $2.1 million for the three months ended September 30, 2016 as well as a change from $1.9 million of expense recognized in the three months ended September 30, 2015 upon remeasuring the fair value of the Company's Public SPAC Warrants to $1.2 million of income for the three months ended September 30, 2016. Similarly, other items represented expense of $0.6 million for the three months ended September 30, 2015 to income of $0.6 million for the three months ended September 30, 2016. These amounts were partially offset by an increase in net interest expense of $5.6 million primarily as a result of the debt assumed with the EMC Acquisition.

Income Tax Expense
Income tax benefit was $50.1 million for the three months ended September 30, 2016 compared to an income tax provision of $0.2 million for the three months ended September 30, 2015. The tax benefit during the three months ended September 30, 2016 is primarily attributable to the release of valuation allowance in connection with the EMC Acquisition.

Nine Months Ended September 30, 2016 Compared To Nine Months Ended September 30, 2015

Segment revenue, expenses and contribution profit for the nine months ended September 30, 2016 and 2015 derived from the Company's Content and Connectivity segments were as follows (in thousands):

	Nine Months Ended September 30,
	2016			2015
	Content	Connectivity	Consolidated	Content	Connectivity	Consolidated
Revenue:
Licensing & Service	$241,330	$110,625	$351,955	$227,037	$71,602	$298,639
Equipment	—	21,036	21,036	—	14,156	14,156
Total revenue	241,330	131,661	372,991	227,037	85,758	312,795
Operating expenses:
Cost of sales	161,708	93,494	255,202	152,044	54,921	206,965
Contribution profit	79,622	38,167	117,789	74,993	30,837	105,830
Other operating expenses			192,769			112,694
Loss from operations			$(74,980)			$(6,864)

Revenue

Connectivity revenue was as follows (in thousands):

	Nine Months Ended September 30,		% Change
	2016	2015	2016 to 2015
Services	$110,625	$71,602	54%
Equipment revenue	21,036	14,156	49%
Total revenue Connectivity segment	$131,661	$85,758	54%

Connectivity Service Revenue

Connectivity service revenue increased $39.0 million, or 54%, to $110.6 million for the nine months ended September 30, 2016, as compared to $71.6 million for the nine months ended September 30, 2015. The increase in Connectivity service revenue was primarily due to the EMC Acquisition which contributed $30.7 million in revenues for three months ended September 30, 2015. The additional increase was due to various factors, including a higher base of Wi-Fi installed planes, increases in passenger usage rates and overall improvements in network performance, offset by a slight decline in sponsorship revenue.

Connectivity Equipment Revenue

Connectivity equipment revenue increased by $6.9 million, or 49%, to $21.0 million for the nine months ended September 30, 2016, as compared to $14.2 million for the nine months ended September 30, 2015. The $6.9 million increase was primarily due to the timing of equipment shipments on newly commissioned airplanes, coupled with the acquisition of EMC which contributed $1.2 million in equipment sales for the period and equipment sales from our third quarter 2015 acquisition of navAero.

Content operating segment revenue was as follows (in thousands):

	Nine Months Ended September 30,		% Change
	2016	2015	2016 to 2015
Licensing revenue	$241,330	$227,037	6%

Licensing revenue increased $14.3 million, or 6%, to $241.3 million for the nine months ended September 30, 2016 as compared to $227.0 million for the nine months ended September 30, 2015. The $14.3 million increase was largely due to growth in content license revenue from new and existing content customers, increased revenue from advertising on inflight entertainment systems and airline lounges, and revenue from new acquisitions, offset by declines in content distribution during the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015.

Cost of Sales

Connectivity operating segment cost of sales was as follows (in thousands):

	Nine Months Ended September 30,		% Change
	2016	2015	2016 to 2015
Service cost of sales	$75,381	$42,730	76%
Equipment cost of sales	18,113	12,191	49%
Total Connectivity cost of sales	$93,494	$54,921	70%

Connectivity cost of sales increased $38.6 million, or 70%, to $93.5 million for the nine months ended September 30, 2016 compared to $54.9 million for the nine months ended September 30, 2015 primarily due to the EMC Acquisition which accounted for $24.4 million of the increase for the period. The $32.7 million increase in Connectivity service cost of sales is primarily due EMC, which accounted for $23.4 million of the increase and to higher satellite bandwidth expenses. The $5.9 million increase in equipment cost of sales as a result of higher equipment shipments on newly commissioned airplanes as well as $1.0 million attributable to EMC.

As a percentage of Connectivity equipment revenue, Connectivity equipment cost of sales remained stable at 86% during the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015.

As a percentage of Connectivity service revenue, Connectivity service cost of sales increased to 68% during the nine months ended September 30, 2016, as compared to 60% for the nine months ended September 30, 2015. The increase was principally due to the addition of fixed Connectivity bandwidth costs ahead of corresponding revenue, namely in international regions such as the Middle East, coupled with the previously discussed decline in sponsorship revenue during the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015.

Content operating segment cost of sales was as follows (in thousands):

	Nine Months Ended September 30,		% Change
	2016	2015	2016 to 2015
Content cost of sales	$161,708	$152,044	6%

Content cost of sales increased $9.7 million, or 6%, to $161.7 million for the nine months ended September 30, 2016 as compared to $152.0 million for the nine months ended September 30, 2015. The increase was due largely to higher cost of sales as a result of the increased licensing and services revenue from new and existing customers, new advertising and the acquisition of WOI, which was completed in the third quarter of 2015.

As a percentage of Content revenue, cost of sales was 67% during the nine months ended September 30, 2016 and 2015.

Other Operating Expenses

Other operating expenses were as follows (in thousands):

	Nine Months Ended September 30,		% Change
	2016	2015	2016 to 2015
Sales and marketing expenses	$19,553	$13,058	50%
Product development	25,078	21,447	17%
General and administrative	82,395	54,297	52%
Provision for legal settlements	41,688	4,250	881%
Amortization of intangible assets	24,055	19,274	25%
Restructuring charges	—	368	(100)%

Sales and Marketing Expenses

Sales and marketing expenses increased $6.5 million, or 50%, to $19.6 million for the nine months ended September 30, 2016 as compared to $13.1 million for the nine months ended September 30, 2015. The increase was driven by the EMC Acquisition which contributed $3.6 million, $2.5 million increase in sales personnel costs, including travel, and $0.5 million in depreciation expense, partially offset by decreases in stock-based compensation of $0.1 million.

Product Development

Product development expense increased $3.6 million, or 17%, to $25.1 million for the nine months ended September 30, 2016 compared to $21.4 million for the nine months ended September 30, 2015. The year-over-year increase was due to the EMC Acquisition, which contributed $0.6 million, an increase of $1.6 million for personnel costs, an increase of $1.8 million for consultants and professional services related to product development initiatives and a $0.4 million increase in depreciation expense, partially offset by $0.8 million in marketing initiatives.

General and Administrative

General and administrative costs increased $28.1 million, or 52%, to $82.4 million during the nine months ended September 30, 2016 compared to $54.3 million for the nine months ended September 30, 2015. EMC accounted for $3.6 million of the increase for the current year-to-date period. The remaining increase was primarily due to a $13.7 million increase in professional and consulting fees associated with the recent EMC Acquisition, $5.3 million in occupancy and other growth related costs, a $2.0 million increase in depreciation expense, a $2.0 million increase in stock compensation and $1.8 million in personnel and travel-related costs largely associated with recent acquisitions and growth.

Provision for Legal Settlements

The provision for legal settlements increased $37.4 million to $41.7 million during the nine months ended September 30, 2016 compared to $4.3 million for the nine months ended September 30, 2015. The increase was mainly due to charges incurred during the nine months ended September 30, 2016 for the settlement with major record labels and publishers, including UMG, to settle music-related copyright infringement and related claims and with airlines regarding related liabilities.

Amortization of Intangible Assets

Amortization expense increased $4.8 million, or 25%, to $24.1 million during the nine months ended September 30, 2016 as compared to $19.3 million for the nine months ended September 30, 2015. The increase was due to the additional intangible assets acquired with the EMC Acquisition and the intangible assets acquired during the third quarter of 2015, partially offset by amortization expense.

Restructuring Charges

There were no restructuring charges during the nine months ended September 30, 2016 as compared to $0.3 million during the nine months ended September 30, 2015, as the restructuring plan was completed in the nine months ended September 30, 2015.

Other Income (Expense), net

Other income (expense), net was income of $7.6 million during the nine months ended September 30, 2016 compared to income of $10.4 million for the nine months ended September 30, 2015. The decrease in income is primarily due to additional interest expense, net of $6.2 million substantially as a result of the debt assumed with the EMC Acquisition. In addition, other expense, net for the nine months ended September 30, 2016 increased by $2.8 million compared to the nine months ended September 30, 2015 principally due to a $4.6 million write off of a related party note receivable and accrued interest and a $0.9 million impairment for internally developed software. These amounts were partially offset by a $18.0 million favorable fair value adjustment for the Company's Public SPAC Warrants during the nine months ended September 30, 2016 compared to a $13.9 million for in the nine months ended September 30, 2015 and $2.1 million of earnings from equity affiliates for the current year-to-date period associated with investments acquired with the EMC Acquisition.

Income Tax Expense
The income tax benefit was $46.2 million for the nine months ended September 30, 2016 compared to a provision of $0.9 million for the nine months ended September 30, 2015. The tax benefit during the nine months ended September 30, 2016 is primarily attributable the release of valuation allowance due to deferred tax liabilities created in the EMC acquisition of $53.9 million, offset by foreign income taxes of $4.8 million resulting from the foreign subsidiaries’ contribution to pretax income, withholding taxes of $2.7 million and effects of permanent differences.

Liquidity and Capital Resources

Current Financial Condition

As of September 30, 2016, our principal sources of liquidity were our cash and cash equivalents in the amount of $56.2 million, which primarily are invested in cash and money market funds in banking institutions in the U.S., Europe and to a lesser extent in Asia Pacific. Our cash position decreased during the three months ended September 30, 2016 primarily as a result of the EMC acquisition, for which we used $91.6 million in cash, net of cash acquired, as partial consideration for the acquisition. The vast majority of our cash was from the business combination in which the Company acquired Row 44, Inc. ("Row 44") and 86% of the shares of Advanced Inflight Alliance AG ("AIA") in January 2013, our follow-on offering in December 2013 and our convertible senior note offering in February 2015. Excluded from our cash balance at September 30, 2016 is approximately $20.1 million of restricted cash a significant portion of which represents cash held in an escrow account for a previous EMC acquisition that is expected to be released to the former shareholders of the acquired company in 2017, net of any claims that may arise prior to such date. The remaining restricted cash is primarily attached to letters of credit agreements between our subsidiaries and certain customers.

As of September 30, 2016, we had $371.9 million in bank term and revolver loans outstanding, which were assumed with the EMC Acquisition, outstanding convertible senior notes of $68.9 million, net of the discount associated with the equity component, and other debt of $0.8 million recorded on our condensed, consolidated balance sheet.

Our cash flows from operating activities are significantly affected by our investments in operations, including working capital and corporate infrastructure to support our ability to generate revenue and conduct operations through cost of services, product development, sales and marketing and general and administrative activities. During the three months ended September 30, 2016, cash used in operations also included approximately $18.0 million for legal settlements (including for our settlement with UMG, which is discussed in Note 9 to our condensed consolidated financial statements contain herein). Cash used in investing activities has historically been, and is expected to be, impacted significantly by our investments in business combinations, our platform, Company infrastructure and equipment for our business offerings. Historically, cash has been used for financing activities including Company common stock and warrant repurchases and the repayment of debt.

In the third quarter of 2016 and the third quarter of 2015, we invested significant cash to make additional strategic acquisitions across our Connectivity and Content segments to further grow our business. We expect to make additional strategic acquisitions over time to further grow our business, which may require significant investments in the near and long term. See Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Recent Developments. Moreover, during the nine months ended September 30, 2016, we acquired additional satellite transponders over North America for an aggregate cost of $4.9 million. Over the next twelve months, our net use of our working capital could be substantially higher or lower depending on the number and timing of new customers that we add to our Connectivity and Content businesses.

As discussed in our accompanying Financial Statements and referred to above, we acquired EMC on July 27, 2016. The purchase price, which is subject to customary post-closing working capital and other adjustments, consisted of (i) $30 million in cash paid at closing, (ii) approximately 5.5 million shares of Company common stock issued at the closing, (iii) the redemption for cash of approximately $55 million of existing seller preferred stock and (iv) $25 million in deferred compensation to be paid in cash or newly issued Company common stock (at the Company's option) one year after the closing. The Company also assumed approximately $386 million principal amount of EMC's indebtedness, discussed further below.

Loan Agreement

On February 24, 2016, the Company entered into a loan agreement (the “Loan Agreement”) with a third party that provides in-flight entertainment systems to airlines (the "Loan Party") for loans by the Company to the Loan Party of up to a principal amount of $5 million. Borrowings under the Loan Agreement were evidenced by a senior secured promissory note (the “Note”) and bore annual interest at a rate of 15%. The outstanding principal amount and all accrued interest thereon are payable in full December 31, 2016. As of September 30, 2016, the outstanding principal balance of the loan was $4.5 million, inclusive of a $0.1 million origination fee. As a result of recent information provided by the Loan Party, the Company impaired the Note during the nine months ended September 30, 2016 and wrote off the outstanding principal balance of the Note and accrued interest receivable.

Stock Repurchase Program

In March 2016, the Company's Board of Directors (the “Board”) authorized a stock repurchase program under which the Company may repurchase up to $50.0 million of its common stock. Under the stock repurchase program, the Company may repurchase shares from time to time using a variety of methods, which may include open-market purchases and privately negotiated transactions. The extent to which the Company repurchases its shares, and the timing and manner of such repurchases, will depend upon a variety of factors, including market conditions, regulatory requirements and other corporate considerations, as determined by management. The Company measures all potential buybacks against other potential uses of capital which may arise from time to time. The repurchase program does not obligate the Company to repurchase any specific number of shares, and may be suspended or discontinued at any time. During the three months ended September 30, 2016, we did not acquire any shares under this program. As of September 30, 2016, the remaining authorization under the stock repurchase plan was $44.8 million.

Warrants

During the year ended December 31, 2014, the Board authorized the Company to repurchase GEE's Public SPAC Warrants for an aggregate purchase price, payable in cash and/or shares of common stock, of up to $25.0 million (inclusive of certain prior warrant purchases). In August 2015, the Board increased this amount by an additional $20.0 million. During the three months ended September 30, 2016, we did not acquire any warrants under this authorization. As of September 30, 2016, $16.5 million was available for warrant repurchases under this authorization. The amount the Company spends and the number of warrants repurchased varies based on a variety of factors including the warrant price.

Sound Recording Litigation Settlements

During the three months ended September 30, 2016, the Company entered into settlement agreements with major record labels and publishers, including UMG, to settle music copyright infringement and related claims (the “Sound-Recording Settlements”). As a result of the Sound-Recording Settlements, we paid approximately $18.0 million in cash and issued approximately 1.8 million shares of Company common stock to settle lawsuits and other claims. Under our settlement agreement with UMG, we are obligated to pay UMG an additional $5.0 million in cash in March 2017 and to issue 500,000 shares of Company common stock if the closing price of the Company’s common stock exceeds $10.00 per share and 400,000 shares of Company common stock if the closing price of the Company’s common stock exceeds $12.00 per share.

In October 2017, the Company entered into a settlement agreement with American Airlines pursuant to which it paid $3.7 million to settle its outstanding litigation with American Airlines.

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

The First Lien Credit Agreement provides for loans in an original aggregate principal amount not to exceed $319.0 million, comprised of term loans (the “First Lien Term Loans”) and revolving loans (the “First Lien Revolving Loans” and together with the First Lien Term Loans, the “First Lien Loans”). Under an Incremental Amendment dated June 29, 2016, the total revolving facility capacity under the First Lien Credit Agreement was increased from $35.0 million to $75.5 million. As of the closing of the EMC Acquisition, the outstanding principal amounts of First Lien Term Loans and First Lien Revolving Loans were $265.3 million and $28.0 million, respectively, and there was $6.0 million of undrawn First Lien Revolving Loan capacity under the First Lien Credit Agreement. As of September 30, 2016, the outstanding principal amounts under the First Lien Term Loans and First Lien Revolving Loans were $264.7 million and $29.3 million, respectively.

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

The First Lien Credit Agreement contains customary affirmative and negative covenants, as well as a financial covenant which requires that the Company maintain a certain maximum Consolidated First Lien Net Leverage Ratio (as defined in the First Lien Credit Agreement) measured at the end of each fiscal quarter for the life of the First Lien Loans, which Consolidated First Lien Net Leverage Ratio shall not exceed 3.75 to 1.00 through the fourth fiscal quarter of 2017, 3.50 to 1.00 for each fiscal quarter in 2018, 3.25 to 1.00 for each fiscal quarter in 2019 and 3.00 to 1.00 for each fiscal quarter thereafter until the Latest Maturity Date (as defined in the First Lien Credit Agreement). The First Lien Term Loans mature on June 30, 2021. The First Lien Revolving Loans mature on June 30, 2022. As of September 30, 2016, the Company was in compliance with the financial covenants contained in the First Lien Credit Agreement.

The Second Lien Credit Agreement provides for term loans (each such loan a “Second Lien Term Loan”) in an original aggregate principal amount not to exceed $92.0 million. As of the closing of the EMC Acquisition, the outstanding principal amount of Second Lien Term Loans was $92.0 million. As of September 30, 2016, the outstanding principal amount under the Second Lien Term Loans was $92.0 million.

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

The Second Lien Credit Agreement contains customary affirmative and negative covenants of the Second Lien Loan Parties, as well as a financial covenant which requires that the Company maintain a certain maximum Consolidated Total Net Leverage Ratio (as defined in the Second Lien Credit Agreement) measured at the end of each fiscal quarter for the life of the Second Lien Loans, which Consolidated Total Net Leverage Ratio shall not exceed 5.75 to 1.00 through the fourth fiscal quarter in 2017, 5.50 to 1.00 for each fiscal quarter in 2018, 5.25 to 1.00 for each fiscal quarter in 2019 and 5:00 to 1:00 for each fiscal quarter thereafter until the Latest Maturity Date (as defined in the Second Lien Credit Agreement). The Second Lien Term Loan matures on June 30, 2020.

Citibank Credit Agreement

On December 22, 2014, the Company entered into a Credit Agreement with Citibank (the “Citibank Credit Agreement”, providing for $2.4 million of term loans (the "Citibank Term Loans") and a revolving line of credit (the "Citibank Revolving Loans") in an amount not to exceed $20.0 million. The Citibank Term Loans bore interest at a floating rate based on LIBOR plus an applicable interest margin per annum and were scheduled to mature on December 22, 2017. As of December 31, 2015, there were an aggregate principal amount of $1.3 million of the Citibank Term Loans outstanding and $20.0 million available for future borrowings under the Citibank Revolving Loans. A total of $0.2 million of the principal amount of the Citibank Term Loans plus any accrued and unpaid interest was required to be repaid at the end of each quarter. The outstanding balance of the Citibank Term Loans could have been prepaid in whole or in part at any time without penalty. On July 27, 2016, the Company repaid all amounts outstanding under the Citibank Credit Agreement. In exchange for the payment in full of obligations under the Citibank Credit Agreement, the Company terminated that agreement and obtained a full release of any further obligations thereunder.

Other Debt

As of September 30, 2016 and December 31, 2015, there was $0.7 million and $0.9 million in borrowings under a facility letter for a commercial mortgage loan with a bank which we assumed in connection with the IFES acquisition. We also assumed approximately $0.1 million in third-party debt in connection with the acquisition of EMC.

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

In accounting for the direct transaction costs (the "issuance costs") related to the Convertible Notes, the Company allocated the total amount of issuance costs incurred to the liability and equity components based on their relative values. The Company recorded issuance costs of $1.8 million and $0.3 million to the liability component and equity component, respectively. Issuance costs, including fees paid to the initial purchasers who acted as intermediaries in the placement of the Convertible Notes, attributable to the liability component are presented in the balance sheet as a direct deduction from the carrying amount of the debt liability and are amortized to interest expense over the term of the Convertible Notes, and the issuance costs attributable to the equity component were netted with the equity component and included within "Additional paid-in capital" in the condensed consolidated balance sheets. Interest expense related to the amortization expense of the issuance costs associated with the liability component was not material during the three months ended September 30, 2016.

As of September 30, 2016 and December 31, 2015, the outstanding Convertible Notes balance, net of debt issuance costs and discount associated with the equity component, was $68.9 million and $68.3 million, respectively.

Subject to applicable limitations in the instruments governing our outstanding indebtedness, we may from time to time repurchase our debt in the open market, through tender offers, through exchanges for debt or equity securities, in privately negotiated transactions or otherwise.

Debt consisted of the following as of September 30, 2016 and December 31, 2015 (in thousands):

	September 30, 2016	December 31, 2015
Revolver and bank term loans	$371,857	$1,343
Convertible senior notes	68,851	68,335
Other debt	816	885
	$441,524	$70,563

The following is a schedule, by year, of future minimum principal payments (which exclude fair value adjustments)required under our outstanding indebtedness as of September 30, 2016 (in thousands):

Years Ending December 31,	Amount
2016 (remaining three months)	$760
2017	2,740
2018	2,740
2019	2,736
2020	2,732
Thereafter	457,597
Total	$469,305

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

Contractual Commitments

For contractual commitments as of September 30, 2016 for minimum lease obligations and satellite capacity that include the impact of the EMC Acquisition, see Note 9. Commitments and Contingencies, to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Sources and Uses of Cash - Nine Months Ended September 30, 2016 vs. Nine Months Ended September 30, 2015

The following table presents a summary of our cash flow activity for the periods set forth below (in thousands):

	Nine months ended September 30,
	2016	2015
Net cash (used in) provided by operating activities	$(35,973)	$12,010
Net cash used in investing activities	$(125,462)	$(76,696)
Net cash (used in) provided by financing activities	$(6,140)	$84,779

Cash Flows Provided by Operating Activities

Nine months ended September 30, 2016

Net cash used in our operating activities of $36.0 million primarily reflects our net loss during the period of $21.2 million, which included net non-cash income of $12.3 million. Non-cash income resulted from changes in our deferred income taxes, the fair value of our derivative financial instruments and undistributed earnings from our equity affiliates. These amounts were partially offset by non-cash expenses primarily including depreciation and amortization, expenses incurred with the issuance of our Common stock to partially settle legal settlements, stock-based compensation, a loss on the write-off of a note receivable and non-cash interest expense. The remainder of our operating activities resulted in a decrease in cash from operations totaling $1.6 million, primarily due to deferred revenues, other assets, inventories, content library and accounts receivable. These amounts were partially offset by changes in prepaids and other assets, accounts payable and accrued liabilities and taxes payable.

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

Cash Flows Used in Investing Activities

Nine months ended September 30, 2016

Net cash used in investing activities during the Nine months ended September 30, 2016 of $125.5 million was primarily due to $91.6 million for our acquisition of EMC, net of cash acquired, $29.5 million of investments in property and equipment and a $4.4 million loan to a related party.

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

Cash Flows (Used in) Provided by Financing Activities

Nine months ended September 30, 2016

Net cash used in financing activities of $6.1 million was primarily due to repurchases of Company stock totaling $5.2 million and cash used to repay debt of $2.3 million, partially offset by cash received from borrowings of debt of $1.3 million.

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

Concentrations of Credit Risk

Our cash and cash equivalents are maintained at several financial institutions. Deposits held may exceed the amount of insurance provided on such deposits. Generally, our deposits may be redeemed upon demand and are maintained with a financial institution of reputable credit and, therefore, bear minimal credit risk. We monitor our positions with, and the credit quality of, the financial institutions that are counterparties to our financial instruments. We are exposed to credit loss in the event of nonperformance by the counterparties to the agreements. At September 30, 2016, we did not anticipate nonperformance by any of our counterparties. Historically, we have not experienced any losses related to these balances and believe that there is minimal risk of expected future losses. However, there can be no assurance that there will not be losses on these deposits.

As of September 30, 2016 and 2015, the following customer accounted for more than 10% of our consolidated revenue balance:

	Nine Months Ended September 30,
	2016	2015
Southwest Airlines	22%	24%

No other customer accounted for greater than 10% of total revenue for either of the two periods presented.

Accounts receivable balance for Southwest Airlines represented 10% of the total accounts receivable balance as of September 30, 2016. There were no accounts receivable balances from customers that represented more than 10% of the total accounts receivable balance as of December 31, 2015.

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

As of the end of the period covered by this report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) pursuant to Rule 13a-15 of the Exchange Act. Based upon that evaluation, as a result of the material weakness identified in our 2015 Form 10-K and an additional material weakness identified in 2016 in the areas of the design and operating effectiveness of control and monitoring activities, and the quality of information used in the operation of our financial controls, the Chief Executive Officer and Chief Financial Officer concluded that as of the end of the period covered by this report on Form 10-Q, the Company’s disclosure controls and procedures were not effective.

Changes in Internal Control over Financial Reporting

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected on a timely basis. We identified a material weakness in our internal control over financial reporting as of December 31, 2015 relating to resources and the timeliness of our financial statement close process, as reported in our 2015 Form 10‑K. As of December 31, 2015, our assessment of internal control over financial reporting did not include the internal control over Western Outdoor Interactive Private Limited (“WOI”), which had been acquired during 2015. During the first half of 2016, we did not sufficiently focus on assessing the risks of material misstatement and implementing effective transaction level controls at WOI for purposes of our assessment of internal control over financial reporting as of December 31, 2016. Also, during the third quarter of 2016, we consummated a large business combination which occupied significant resources of our personnel who are also responsible for the performance of important controls. Due to our focus on this transaction and the lack of sufficient qualified resources, we failed to execute certain control and monitoring activities timely, and at a sufficient level of precision to address the risk of material misstatement to our financial statements. Also, we did not appropriately test the completeness and accuracy of information used in the performance of these control and monitoring activities.

As a result, during the third quarter of 2016, we identified additional material weaknesses in our control activities, monitoring, and information and communication systems. Specifically, our management determined that we do not have effective internal controls related to (i) the design of controls with the appropriate precision and responsiveness to address risks relating to the accuracy of financial information being reported by WOI, (ii) the design of controls to validate the completeness and accuracy of underlying data used in the performance of controls over accounting transactions and disclosures, (iii) the timely and effective implementation of our controls, including evidence of operating effectiveness and (iv) effective monitoring of our controls. Additionally, during the quarter ended September 30, 2016, we identified a material weakness in our internal controls over financial reporting related to our accounting for income taxes. As disclosed in our prior filings, a material weakness existed in our financial reporting process relating to the lack of a sufficient number of personnel to execute internal controls. Specifically, we do not yet have a sufficient number of personnel in the income tax function resulting in an untimely execution of internal controls, thereby increasing the risk of income tax accounting issues not being identified and addressed on a timely basis.

Management is committed to remediating the material weakness in a timely fashion. We have begun the process of executing remediation plans that address the material weaknesses in our internal controls over financial reporting. We are engaged in various stages of remedial actions to address the material weaknesses described above. We are using both internal and external resources to assist in the following actions:

•
Performing a comprehensive review of the Company’s accounting processes at all locations including controls to ensure the processes and controls are adequately designed, clearly documented and appropriately communicated to enhance control ownership throughout the finance organization.

•	Reviewing and updating accounting policies to ensure they address the Company’s current environment.

•
Reviewing the accounting and finance organization to ensure an appropriate organization and skills to sustain the remedial actions. This includes hiring of additional skilled resources, as appropriate.

•
Evaluating and designing of controls to address the completeness and accuracy of data used to support key estimations, accounting transactions and disclosures, primarily associated with spreadsheets and other key reports.

•	Implementing new systems and tools to automate manual processes, to document and monitor adherence to standardized processes and controls.

•	Establish training and education programs for all financial and relevant operational personnel responsible for internal controls.

•	Implementing additional internal reporting procedures, including those designed to add depth to our review processes and improve our segregation of duties.

•	Enhancing the Company’s internal control over financial reporting monitoring program.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Certain legal proceedings in which we are involved are discussed in Note 9. Commitments and Contingencies, to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

ITEM 1A. RISK FACTORS

Except as set forth below, there have been no material changes to the risk factors previously disclosed in response to Part I, Item 1A, of our 2015 Form 10-K and our subsequently filed Quarterly Reports on Form 10-Q, which are incorporated herein by reference.

We identified a material weakness in our internal control over financial reporting as of December 31, 2015 relating to resources and the timeliness of our financial statement close process, as reported in our Annual Report on Form 10‑K for the year ended December 31, 2015 filed with the SEC on March 17, 2016 (the “2015 Form 10‑K”). In 2016, we have identified additional material weakness in the areas of the design and operating effectiveness of control and monitoring activities, the quality of information used in the operation of our financial controls and our accounting for income taxes. If we are unable to remediate these material weaknesses and maintain effective internal control over financial reporting, the accuracy and timeliness of our financial reporting may be adversely affected.

Maintaining effective internal control over financial reporting is necessary for us to produce reliable financial statements. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected on a timely basis. We identified a material weakness in our internal control over financial reporting as of December 31, 2015 relating to resources and the timeliness of our financial statement close process, as reported in our 2015 Form 10‑K. As of December 31, 2015, our assessment of internal control over financial reporting did not include the internal control over Western Outdoor Interactive Private Limited (“WOI”), which had been acquired during 2015. During the first half of 2016, we did not sufficiently focus on assessing the risks of material misstatement and implementing effective transaction level controls at WOI for purposes of our assessment of internal control over financial reporting as of December 31, 2016. Also, during the third quarter of 2016, we consummated a large business combination which occupied significant amounts of our personnel who are also responsible for the performance of important controls. Due to our focus on this transaction and the lack of sufficient qualified resources, we failed to execute certain control and monitoring activities timely, and at a sufficient level of precision to address the risk of material misstatement to our financial statements. Also, we did not appropriately test the completeness and accuracy of information used in the performance of these control and monitoring activities. As a result, during the third quarter of 2016, we identified an additional material weakness in our control activities, monitoring, and information and communication systems. Specifically, our management determined that we do not have effective internal controls related to (i) the design of controls with the appropriate precision and responsiveness to address risks relating to the accuracy of financial information being reported by WOI, (ii) the design of controls to validate the completeness and accuracy of underlying data used in the performance of controls over accounting transactions and disclosures, (iii) the timely and effective implementation of our controls, including evidence of operating effectiveness and (iv) effective monitoring of our controls. Additionally, during the quarter ended September 30, 2016, we identified a material weakness in our internal controls over financial reporting related to our accounting for income taxes. As disclosed in our prior filings, a material weakness existed in our financial reporting process relating to the lack of a sufficient number of personnel to execute internal controls. Specifically, we do not yet have a sufficient number of personnel in the income tax function resulting in an untimely execution of internal controls, thereby increasing the risk of income tax accounting issues not being identified and addressed on a timely basis.

We may need to expend significant financial resources to remediate these material weaknesses. We may also identify additional material weaknesses in the future. If we are unable to establish and maintain effective internal control over financial reporting, we may not be able to produce timely and accurate financial statements. If that were to happen, investors may lose confidence in the accuracy and completeness of our financial reports, the market price of our securities could decline, and we could be subject to sanctions or investigations by NASDAQ, the SEC or other regulatory authorities.

The following are risks related to our pending equity investments by Shareco and formation of a joint venture with Shareco:

•The closings of the equity investments and formation of the joint venture are subject to closing conditions, including obtaining necessary regulatory approvals. If the closing conditions are not satisfied or waived, either timely or at all, some or all of these transactions will be delayed or will not be completed, which could cause us not to realize some or all of the anticipated benefits of such transactions.

•We may not ultimately enter into a joint venture agreement with Shareco on terms currently contemplated by our term sheet with Shareco, or at all.

•Negotiating, forming and operating a joint venture with Shareco may prove to be more difficult, costly and time consuming than expected, which could cause us to not realize some or all of the anticipated benefits of these transactions.

•The market price of our common stock may reflect an assumption that the equity investments and formation of the joint venture will occur and on a timely basis, which may not occur and could result in a decline in the market price of our common stock.

•The equity investments and formation of the joint venture will involve substantial transaction costs and regulatory costs and we may incur additional unanticipated costs or unknown liabilities which may be significant.

•Sales of our common stock by Shareco, who is expected to initially own 9.9% of our outstanding shares of common stock and who could own up to 34.9%, upon completion of the transactions may result in a decline in the market price of our common stock.

•Uncertainties associated with the manner in which the joint venture will fare in the Chinese economic environment.

•The transactions and operation of the joint venture may lead us to incur unknown or new types of costs and liabilities, subject us to new regulatory and compliance frameworks both domestic and foreign, new market risks, involve operations in new geographies and challenging labor, regulatory and tax regimes as well as the execution and compliance costs and risks associated with such activities.

•The transactions and operation of the joint venture may lead us to incur unknown or new types of costs and liabilities, subject us to new regulatory and compliance frameworks both domestic and foreign, new market risks, involve operations in new geographies and challenging labor, regulatory and tax regimes as well as the execution and compliance costs and risks associated with such activities.

Our ability to receive distributions from our investment in the WMS joint venture is subject to risks that could adversely affect our business, financial condition, cash flows and results of operations.

We own a 49% equity interest in Wireless Maritime Services, LLC (“WMS”), a provider of global cellular roaming services to off‑shore vessels. WMS’s managing member, AT&T, owns a 51% equity interest in the WMS joint venture, has the right to nominate three of WMS’s five voting board members and controls the day‑to‑day operations of WMS. WMS’s profits and losses for any fiscal year are allocated between AT&T and the Company in proportion to percentage interests owned, after giving effect to any applicable special allocations. Although we have a contractual right to receive annual cash distributions from the WMS joint venture in accordance with the WMS operating agreement, those distributions are subject to reduction for certain expenses and other items relating to WMS’s operations, including capital expenditures, as determined by WMS’s Board (which we do not control). As a result, we may not receive our anticipated cash distributions in any period for reasons beyond our control.

In addition, our investment in WMS is further subject to various risks that could adversely affect our results of operations and financial condition. These risks include, but are not limited to, the following:

•Our interests could diverge from AT&T’s interests or we may not agree with AT&T on ongoing activities or on the amount, timing or nature of further investments in WMS;

•WMS profits and cash flows may prove inadequate to fund cash dividends or other distributions to us, or those amounts may be subject to reduction as noted above;

•Our control over the operations of and other decisions relating to WMS is limited;

•Due to differing business models or long‑term business goals, AT&T may decide not to fund capital investments in WMS, impairing the value of the WMS joint venture;

•We may lose the rights to technology or products being developed by WMS, including if AT&T is acquired by another company, or experiences financial or other losses;

•Many of the contractors on which WMS relies are with AT&T, and “seconded” to WMS from AT&T, such that WMS relies on these contractors, personnel and other resources provided to it by AT&T; and

•We may experience difficulties or delays in collecting amounts due to us from WMS.

Our Connectivity segment may experience customer attrition as satellite capacity providers increasingly enter into arrangements directly with customers.

Our Connectivity segment relies on satellite providers in order to secure the satellite capacity needed to conduct its operations and provide its services to customers. There is no guarantee that we will be able to obtain the capacity needed to conduct our operations at current rates and levels moving forward, or to obtain capacity on commercially reasonable terms or at all. Because satellite owners are increasingly seeking to enter into arrangements directly with end users for satellite capacity, we may experience customer attrition and may be unable to compete with satellite owners who could offer greater pricing flexibility and satellite capacity options. Our failure to compete with satellite providers and offer favorable pricing arrangements to its customers could materially harm our business, financial condition and results of operations.

Satellite failures or degradations in satellite performance could affect our business, financial condition and results of operations.

We lease and utilize satellite capacity to support our broadband services in the United States and internationally for our Connectivity segment . We may lease and use additional satellite capacity in the future. Satellites utilize highly complex technology and operate in the harsh environment of space and, accordingly, are subject to significant operational risks while in orbit. These risks include malfunctions (commonly referred to as anomalies), interference from electrostatic storms, and collisions with meteoroids, decommissioned spacecraft or other space debris. The satellites we employ for our Connectivity segment have experienced various anomalies in the past and will likely experience anomalies in the future. Anomalies can occur as a result of various factors, such as:

•satellite manufacturer error, whether due to the use of new or largely unproven technology or due to a design, manufacturing or assembly defect that was not discovered before launch;

•problems with the power sub‑system of the satellite;

•problems with the control sub‑system of the satellite; and

•general failures resulting from operating satellites in the harsh space environment, such as premature component failure or wear.

Any single anomaly or series of anomalies, or other operational failure or degradation, on any of the satellites could have a material adverse effect on our operations and revenues and our relationships with current customers and distributors, as well as our ability to attract new customers. Anomalies may also reduce the expected useful life of a satellite, thereby creating additional expense due to the need to provide replacement or backup capacity and potentially reducing revenues if service is interrupted or degraded on the satellites utilized. We may not be able to obtain backup capacity or a replacement satellite on reasonable economic terms, a reasonable schedule or at all.

Although many satellites have redundant or backup systems and components that operate in the event of an anomaly, operational failure or degradation of primary critical components, these redundant or backup systems and components are subject to risk of failure similar to those experienced by the primary systems and components. The occurrence of a failure of any of these redundant or backup systems and components could materially impair the useful life, capacity or operational capabilities of the satellite.

The success of our Connectivity segment depends on the investment in and development of new broadband technologies and advanced communications and secure networking systems, products and services, as well as their market acceptance.

Broadband, advanced communications and secure networking markets are subject to rapid technological change, frequent new and enhanced product and service introductions, product obsolescence and changes in user requirements. Our ability to compete successfully in these markets depends on our success in applying our expertise and technology to existing and emerging broadband, advanced communications and secure networking markets, as well as our ability to successfully develop, introduce and sell new products and services on a timely and cost‑effective basis that respond to ever‑changing customer requirements, which depends on several factors, including:

•our ability to continue to develop leading technologies;

•our ability to enhance our product and service offerings by continuing to increase satellite capacity, bandwidth cost‑efficiencies and service quality and adding innovative features that differentiate its offerings from those of our competitors;

•successful integration of various elements of our complex technologies and system architectures;

•timely completion and introduction of new system and product designs;

•achievement of acceptable product and service costs;

•establishment of close working relationships with major customers for the design of their new communications and secure networking systems incorporating our products and services;

•development of competitive products, services and technologies by existing and new competitors;

•marketing and pricing strategies of our competitors with respect to competitive products and services; and

•market acceptance of our new products and services.

We cannot guarantee that our new technology, product or service offerings in our Connectivity segment will be successful or that any of the new technologies, products or services we offer will achieve sufficient market acceptance. Our Connectivity segment may experience difficulties that could delay or prevent us from successfully selecting, developing, manufacturing or marketing new technologies, products or services, and these efforts could divert our attention and resources from other projects. We cannot be sure that such efforts and expenditures will ultimately lead to the timely development of new offerings and technologies. Any delays could result in increased costs of development or divert resources from other projects. In addition, defects may be found in our products after we begin deliveries that could result in degradation of service quality, and the delay or loss of market acceptance. If we are unable to design, manufacture, integrate and market profitable new products and services for existing or emerging markets, it could materially harm our business, financial condition and results of operations.

Any satellite capacity constraints could harm our Connectivity segment.

We compete for satellite capacity with a number of commercial entities, such as broadcasting companies, and governmental entities, such as the military. In certain markets, the availability and pricing of capacity could be subject to competitive pressure, such as during renewals. There is no guarantee that we will be able to secure the capacity needed to conduct the operations of our Connectivity segment at current rates or levels going forward. Our inability to obtain sufficient satellite bandwidth on commercially reasonable terms could harm our business, financial condition and results of operations.

We may experience losses from fixed‑price contracts in our Connectivity segment.

We typically provide the services of our Connectivity segment for a fixed‑rate monthly recurring fee under long‑term contracts, which are usually three to five years in length. These contracts carry the risk of potential cost overruns because we assume all of the cost burden. We assume greater financial risk on fixed‑price contracts than on other types of contracts because if we do not anticipate technical problems, estimate costs accurately or control costs during performance of a fixed‑price contract, it may significantly reduce the net profit of our Connectivity segment or cause a loss on the contract. Because many of these contracts involve new technologies and applications and can last for years, unforeseen events, such as technological difficulties, fluctuations in the price of materials, problems with the suppliers and cost overruns, can result in the contractual price becoming less favorable or even unprofitable to us over time. Furthermore, if we do not meet contract deadlines or specifications, we may need to renegotiate contracts on less favorable terms, be forced to pay penalties or liquidated damages or suffer major losses if the customer exercises its right to terminate. Although we may attempt to accurately estimate costs for fixed‑price contracts, we cannot guarantee that our estimates will be adequate or that substantial losses on fixed‑price contracts will not occur in the future. If we are unable to address any of the risks described above, it could materially harm our business, financial condition and results of operations.

We depend on a limited number of key employees in our Connectivity business who would be difficult to replace.

We depend on a limited number of key technical, marketing and management personnel to manage and operate our Connectivity segment. In particular, we believe the success of our Connectivity segment depends to a significant degree on our ability to attract and retain highly skilled personnel and those highly skilled design, process and test engineers involved in the manufacture of existing products and the development of new products and processes. The competition for these types of personnel is intense, and the loss of key employees could materially harm our business. To the extent that the demand for qualified personnel exceeds supply, we could experience higher labor, recruiting or training costs in order to attract and retain such employees, or could experience difficulties in performing under our contracts if its needs for such employees were unmet.

The reputation and business of our Connectivity segment could be materially harmed as a result of data breaches, data theft, unauthorized access or hacking.

The success of our Connectivity segment depends, in part, on the secure and uninterrupted performance of its information technology systems. An increasing number of companies have disclosed breaches of their security, some of which have involved sophisticated and highly targeted attacks on their computer networks. Because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems, change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures in our Connectivity segment. If unauthorized parties gain access to our information technology systems, they may be able to misappropriate assets or sensitive information (such as personally identifiable information of our customers, business partners and employees), cause interruption in financial systems or operations, corruption of data or computers, or otherwise damage the reputation and business of our Connectivity segment. In such circumstances, we could be held liable to our customers, vendors, business partners or other parties, or be subject to regulatory or other actions for breaching privacy rules. Any compromise of our security could result in a loss of confidence in our security measures, and subject us to litigation, civil or criminal penalties, and negative publicity that could adversely affect our business, financial condition and results of operations.

Terrorist acts, conflicts, wars and natural disasters may materially adversely affect our Connectivity segment.

In a number of countries where we operate our Connectivity segment, we are subject to increased risk of disruption to the business due to terrorist acts, conflicts, wars, adverse weather conditions, natural disasters, power outages, pandemics or other public health crises and environmental incidents, wherever located around the world. The potential for future terrorist attacks and natural disasters, the national and international responses to terrorist attacks and natural disasters or perceived threats to national security and other actual or potential conflicts or wars may create economic and political uncertainties. Heightened geopolitical risk, most notably in Africa and the Middle East, could materially adversely affect our Connectivity segment.

Changes in the regulatory environment could have a material adverse impact on the competitive position, growth and financial performance of our Connectivity segment.

The operations of our Connectivity segment are highly regulated. Our Connectivity segment is subject to the regulatory authorities of the jurisdictions in which we operate, including the United States and other jurisdictions around the world, including in countries where the legal and regulatory regimes are substantially less developed than in the United States. Those authorities regulate, among other things, the operation of satellites, the use of radio spectrum, the licensing of earth stations and other radio transmitters, the provision of communications services, the design, manufacture and marketing of communications systems and networking infrastructure and maritime activity. We cannot predict when or whether applicable laws or regulations may come into effect or change, or what the cost and time necessary to comply with such new or updated laws or regulations may be. Failure to comply with applicable laws or regulations could result in the imposition of financial penalties against us, the adverse modification or cancellation of required authorizations, or other material adverse actions.

Laws and regulations affecting our Connectivity segment are subject to change in response to industry developments, new technology, and political considerations. Legislators and regulatory authorities in various countries are considering, and may in the future adopt, new laws, policies and regulations, as well as changes to existing regulations, regarding a variety of matters that could, directly or indirectly, affect our operations or the operations of our distribution partners, increase the cost of providing products and services and make the products and services of our Connectivity segment less competitive in our core markets.

Changes to laws and regulations could materially harm our Connectivity segment by (1) affecting our ability to obtain or retain required governmental authorizations, (2) restricting our ability to provide certain products or services, (3) restricting development efforts by us and our customers, (4) making current products and services less attractive or obsolete, (5) increasing operational costs, or (6) making it easier or less expensive for our competitors to compete with us. Changes in, or our failure to comply with, applicable laws and regulations could materially harm our business, financial condition and results of operation.

The international sales and operations of our Connectivity segment are subject to applicable laws relating to trade, export controls, anti‑money laundering and foreign corrupt practices, the violation of which could adversely affect its operations.

We must comply with all applicable export control laws and regulations of the United States and other countries. U.S. laws and regulations applicable to it include the Arms Export Control Act, the International Traffic in Arms Regulations (“ITAR”), the Export Administration Regulations (“EAR”) and the trade sanctions laws and regulations administered by the U.S. Department of the Treasury’s Office of Foreign Assets Control (“OFAC”). The export of certain satellite hardware, services and technical data relating to satellites is regulated by the U.S. Department of State under ITAR. Other items are controlled for export by the U.S. Department of Commerce under the EAR. We cannot provide services to certain countries subject to U.S. trade sanctions unless we first obtain the necessary authorizations from OFAC. In addition, we are subject to the Foreign Corrupt Practices Act, which generally bars bribes or unreasonable gifts to foreign governments or officials. A portion of our business is with foreign governments which could increase the risk of potential anti‑corruption compliance issues. Violations of these laws or regulations could result in significant sanctions including fines, onerous compliance requirements, extensive debarments from export privileges or loss of authorizations needed to conduct aspects of our international business. A violation of ITAR or the other regulations described above could materially adversely affect our business, financial condition and results of operations.

Our Connectivity segment is exposed to certain risks inherent in doing business in each of the countries in which it operates.

We operate our Connectivity segment in numerous countries around the world and intend to continue to expand the number of countries in which we operate. However, because operations in some countries may be temporary, the total number of countries fluctuates. There are many risks inherent in conducting business internationally that are in addition to or different than those affecting the United States operations of our Connectivity segment, including:

•sometimes vague and confusing regulatory requirements that may be subject to unexpected changes or interpretations;

•import and export restrictions;

•tariffs and other trade barriers;

•difficulty in staffing and managing geographically dispersed operations and culturally diverse work forces;

•increased travel, infrastructure and legal compliance costs associated with multiple international locations;

•differences in employment laws and practices among different countries, including restrictions on terminating employees;

•differing technology standards;

•fluctuations in currency exchange rates;

•imposition of currency exchange controls;

•potential political and economic instability in some regions;

•legal and cultural differences in the conduct of business;

•lack of traditional concepts of due process and sometimes arbitrary application of laws and sanctions, including criminal charges and arrests;

•difficulties in raising awareness of applicable United States laws to our agents and third‑party intermediaries;

•potentially adverse tax consequences;

•difficulties in enforcing contracts and timely collecting receivables;

•difficulties and expense of maintaining international sales distribution channels; and

•difficulties in maintaining and protecting our intellectual property.

Operating internationally exposes our Connectivity segment to increased regulatory and political risks in some non‑U.S. jurisdictions where it operates. In addition to changes in laws and regulations, changes in governments or changes in governmental policies in these jurisdictions may alter current interpretation of laws and regulations affecting the business.

Many of the countries in which we operate our Connectivity segment have legal systems that are less developed and less predictable than legal systems in Western Europe or the United States. It may be difficult for us to obtain effective legal redress in the courts of some jurisdictions, whether in respect of a breach of law or regulation, or in an ownership dispute because of: (i) a high degree of discretion on the part of governmental authorities, which results in less predictability; (ii) a lack of judicial or administrative guidance on interpreting applicable rules and regulations; (iii) inconsistencies or conflicts between or within various laws, regulations, decrees, orders and resolutions; (iv) the relative inexperience of the judiciary and courts in such matters or (v) a predisposition in favor of local claimants against United States companies. If our contracts are governed by the laws of these countries, this may create both legal and practical difficulties in case of a dispute or conflict. Our Connectivity segment operates in regions where the ability to protect contractual and other legal rights may be limited. In addition, having to pursue arbitration or litigation in some countries may be more difficult or expensive than pursuing litigation in the United States.

In certain jurisdictions, the commitment of local business people, government officials and agencies and the judicial system to abide by legal requirements and negotiated agreements may be unreliable. In particular, agreements may be susceptible to revision or cancellation and legal redress may be uncertain or time‑consuming. Actions of governmental authorities or officers may adversely affect joint ventures, licenses, license applications or other legal arrangements, and such arrangements in these jurisdictions may not be effective or enforced.

The authorities in the countries where we operate our Connectivity segment may introduce additional regulations for the oil and gas and telecommunications industries with respect to, but not limited to, prospecting, development, production, taxes, price controls, export controls, currency remittance, expropriation of property, foreign investment, maintenance of claims, environmental legislation, land use, land claims of local people, water use, labor standards, occupational health network access and other matters. New rules and regulations may be enacted or existing rules and regulations may be applied or interpreted in a manner which could limit our ability to provide the services of our Connectivity segment. Amendments to current laws and regulations governing operations and activities in the oil and gas industry and telecommunications industry could harm our operations and financial results. Compliance with and changes in tax laws or adverse positions taken by taxing authorities could be costly and could affect our operating results.

Compliance related tax issues could also limit our ability to do business in certain countries. Changes in tax laws or tax rates, the resolution of tax assessments or audits by various taxing authorities, disagreements with taxing authorities over tax positions and the ability to fully utilize the tax loss carry‑forwards and tax credits of our Connectivity segment could have a significant financial impact on its future operations and the way it conducts, or if it conducts, business in the affected countries.

We may face difficulties in obtaining regulatory approvals to provide telecommunication services or to operate our business in particular countries or territorial waters, and we may face changes in regulation, all of which could adversely affect the operations of our Connectivity segment.

In a number of countries where we operate our Connectivity segment, the provision of telecommunication services is highly regulated. In such countries, we are required to obtain approvals from national and local authorities in connection with most of the services that we provide. In many jurisdictions, we must maintain such approvals through compliance with license conditions or payment of annual regulatory fees. Many of our customers utilize our services on mobile vessels or drilling platforms that may enter into new countries on short notice. If we do not already have a license to provide our service in that country or to operate in that country’s territorial waters, if required, we may be required to obtain a license or other regulatory approval on short notice, which may not be feasible in some countries. Failure to comply with such regulatory requirements could subject us to various sanctions including fines, penalties, arrests or criminal charges, loss of authorizations and the denial of applications for new authorizations or for the renewal of existing authorizations or cause us to delay or terminate our service to such vessel or platform until such license or regulatory approval may be obtained. In some areas of international waters, it is ambiguous as to which country’s regulations apply, if any, and thus difficult and costly for us to determine which licenses or other regulatory approvals we should obtain. In such areas, we could be subject to various penalties or sanctions if we fail to comply with the applicable country’s regulations. Future changes to the regulations under which we operate our Connectivity segment could make it difficult for us to obtain or maintain authorizations, increase our costs or make it easier or less expensive for competitors to compete with us.

Legacy claims against or ongoing litigation involving EMC could have an adverse effect on our business, financial condition and operating results.

On March 3, 2016, Advanced Media Networks, L.L.C. filed suit against EMC and Maritime Telecommunications Network, Inc., a wholly‑owned indirect subsidiary of EMC, for allegedly infringing two of its patents and seeking injunctive relief and unspecified monetary damages. The case is now pending in the in the United States District Court for the Southern District of Florida. Both of the asserted patents are under reexamination or inter partes review by the U.S. Patent & Trademark Office, and the plaintiff is suing other third parties for allegedly infringing these patents. The potential range of loss related to this matter cannot be determined. In addition, in April 2016, STM Atlantic N.V. and STM Group, Inc. (jointly, the “STM Sellers”) filed a breach of contract action in Delaware Superior Court against EMC relating to EMC’s acquisition of STM Norway AS, STMEA (FZE), Vodanet Telecomuniçacões Ltda., and STM Networks from the STM Sellers. STM Sellers allege, among other things, that EMC breached earnout provisions in the EMC‑STM purchase agreement by failing to develop and sell certain technology. The STM Sellers are seeking $20 million in damages.

We dispute the allegations in the foregoing matters and intends to defend against them vigorously. EMC has incurred, and we will continue to incur, costs to defend and/or settle such lawsuits and such costs may be material. We may be required to pay substantial damages and/or be subject to injunctive relief as a result of these matters, and until resolved, these matters may divert the attention of our management and other resources. The outcome of these matters is inherently uncertain and could have a materially adverse effect on our business, financial condition, and results of operations.

The intellectual property rights relating to our Connectivity segment are valuable, and any failure or inability to sufficiently protect them could harm our business and operating results.

The success of our Connectivity segment depends significantly on our ability to protect our proprietary rights to the technologies we use in our products and services, particularly with respect to our proprietary SpeedNet product. We generally rely on a combination of patents, copyrights, trademarks and trade secret laws and contractual rights to protect our proprietary rights in our technology and products. We also enter into confidentiality agreements with our employees, consultants and corporate partners, and control access to and distribution of our proprietary information. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise obtain and use our products or technology. If we are unable to protect our proprietary rights adequately, our competitors could use the intellectual property we have developed to enhance their own products and services, which could materially harm our Connectivity segment and impair the value of our common stock. Monitoring and preventing unauthorized use of our technology is difficult. From time to time, we undertake actions to prevent unauthorized use of our technology, including sending cease and desist letters. In addition, we may be required to commence litigation to protect our intellectual property rights or to determine the validity and scope of the proprietary rights of others. If we are unsuccessful in any such litigation in the future, our rights to enforce such intellectual property may be impaired or we could lose some or all of our rights to such intellectual property. We do not know whether the steps we have taken will prevent unauthorized use of our technology, including in foreign countries where the laws may not protect our proprietary rights as extensively as in the United States. If we are unable to protect our proprietary rights, we may find ourselves at a competitive disadvantage to others who need not incur the substantial expense, time and effort required to create the innovative products.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On August 10, 2016, we issued 390,290 shares of common stock to Warner Music Inc. (“Warner”) in connection with a settlement agreement, dated August 8, 2016, entered into between the Company and Warner to settle certain copyright infringement claims. We issued such common stock in reliance upon the exemption from the registration requirements of the Securities Act of 1933, as amended, as provided in Section 4(a)(2) thereunder.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

See Exhibit Index attached hereto.

From time to time the Company may use its web site as a channel of distribution of material company information, including corporate news, corporate governance policies and our Code of Ethics. Financial and other material information regarding the Company is routinely posted on and accessible at http://investors.geemedia.com. In addition, you may automatically receive email alerts and other information about the Company by enrolling through the “Email Alerts” section at http://investors.geemedia.com.

The foregoing information regarding the Company web site and its content is for convenience only. The content of its web site is not deemed to be incorporated by reference into this report nor should it be deemed to have been filed with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 9th day of November 2016.

GLOBAL EAGLE ENTERTAINMENT INC.
By:	/s/ Tom Severson

Chief Financial Officer
(principal financial officer and duly authorized officer)

EXHIBIT INDEX

Exhibit No.	Description

3.1
Amended and Restated Bylaws (previously filed as Exhibit 3.1 to the Company's Current Report on Form 8-K (File No. 001-35176), filed with the SEC on September 23, 2016 and incorporated herein by reference)

4.5
Settlement Agreement, dated August 9, 2016, between the Company and UMG Recordings, Inc., Capitol Records, LLC, Universal Music Corp. and entities affiliated therewith (previously filed as Exhibit 4.5 to the Company’s Registration Statement on Form S-3 (File No. 333-214065) filed on October 11, 2016 and incorporated herein by reference).

4.6
Registration Rights Agreement, dated August 9, 2016, between the Company and UMG Recordings, Inc. (previously filed as Exhibit B to Exhibit 4.5 to the Company’s Registration Statement on Form S-3 (File No. 333-214065) filed on October 11, 2016 and incorporated herein by reference).

10.1
Form of Performance-Based Restricted Stock Unit Grant Notice and Award Agreement (TSR-Indexed) (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-35176) filed on October 17, 2016 and incorporated herein by reference).

10.2
Employment Agreement, dated August 25, 2016, between the Company and Thomas Severson (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-35176) filed on August 26, 2016 and incorporated herein by reference).

10.3
Special Change of Control Bonus Plan, dated as of June 13, 2016 (previously filed as Attachment C to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-35176) filed on August 26, 2016 and incorporated herein by reference).

10.4
Release and Transition Services Agreement, dated August 25, 2016, between the Company and Michael Zemetra (previously filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-35176) filed on August 26, 2016 and incorporated herein by reference).

10.5	Form of Restricted Stock Unit Grant Notice and Award Agreement (Employee Time Vesting).

10.6	Form of Non-Statutory Stock Option Grant Notice and Award Agreement (Employee Time Vesting).

10.7
Employment Letter Agreement, dated October 17, 2016, between the Company and Frank Mullen (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-35176) filed on November 3, 2016 and incorporated herein by reference).

10.8	Form Indemnity Agreement (for Directors and Executive Officers).

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

101.1
The following financial information from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets as of September 30, 2016 (Unaudited) and December 31, 2015; (ii) Unaudited Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2016 and 2015; (iii) Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2016 and 2015; (iv) Unaudited Condensed Consolidated Statement of Stockholders' Equity for the nine months ended September 30, 2016; (v) Unaudited Consolidated Statements of Cash Flows for the nine months ended September 30, 2016 and 2015; and (vi) Notes to Unaudited Condensed Consolidated Financial Statements.