Form 10-Q
period 2017-03-31
Global Eagle Entertainment Inc.
filed 2018-01-31
CIK 1512077

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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

Large accelerated filer	☐	Accelerated filer	☑	Non-accelerated filer	☐	Smaller reporting company	☐	Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

(Class)	(Outstanding as of 1/22/2018)
COMMON STOCK, $0.0001 PAR VALUE	90,782,791	SHARES*

* Excludes 3,053,634 shares held by a wholly-owned subsidiary of the registrant.

GLOBAL EAGLE ENTERTAINMENT INC.
FORM 10-Q
FOR THE FISCAL QUARTER ENDED MARCH 31, 2017

INTRODUCTORY NOTE

As used herein, “Global Eagle Entertainment,” “Global Eagle,” the “Company,” “our,” “we,” or “us” and similar terms include Global Eagle Entertainment Inc. and its subsidiaries, unless the context indicates otherwise.

As previously reported, we were unable to timely file our Annual Report on Form 10-K for our fiscal year ended December 31, 2016 (the “2016 Form 10-K”) and our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2017 (this “Form 10-Q”), June 30, 2017 (the “Q2 Form 10-Q”) and September 30, 2017 (the “Q3 Form 10-Q”). We filed the 2016 Form 10-K with the SEC on November 17, 2017 and the Q2 Form 10-Q and Q3 Form 10-Q with the SEC concurrently with the filing of this Form 10-Q.

We required additional time to file the 2016 Form 10-K, this Form 10-Q, the Q2 Form 10-Q and the Q3 Form 10-Q due to our increased size and complexity following our acquisition of Emerging Markets Communications (“EMC”) in July 2016 (the “EMC Acquisition”) and the effect of that increased size and complexity on our financial reporting processes; our need to transition our finance function after the departures of our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer; and our need to complete additional financial-closing procedures associated with our material weaknesses in internal control over financial reporting, as are described in Part II, Item 9A. Controls and Procedures of the 2016 Form 10-K. We were unable to timely file this Form 10-Q and the Q2 Form 10-Q and Q3 Form 10-Q because they needed to include balance-sheet information derived from the audited financial statements included in the 2016 Form 10-K, and also needed to include unaudited financial statements that we were unable to finalize until we finalized our audited financial statements for the year ended December 31, 2016.

Except for the discussion of our operating segments and as otherwise specifically set forth herein, the information contained in this Form 10-Q is presented as of March 31, 2017 and the three months then ended and does not reflect events or results of operations that have occurred subsequent to March 31, 2017.

Our Operating Segments (and Changes Thereto in the Second Quarter of 2017)

We discuss our business and operations in this Form 10-Q as comprising three operating segments, which are also our reportable segments: Media & Content, Aviation Connectivity and Maritime & Land Connectivity. For fiscal year 2015 and for 2016 until our EMC Acquisition, our business consisted of two operating segments, which were also our reportable segments: Media & Content and Connectivity. Following the EMC Acquisition, the acquired EMC business became our third operating and reportable segment, which we called Maritime & Land Connectivity, and we renamed our other two segments as Media & Content and Aviation Connectivity.

In the second quarter of 2017 however, following changes in our senior management (including our chief operating decision maker) and organizational changes across our business, we reorganized our business from three operating segments back into two operating segments, which are also our reportable segments; Media & Content and Connectivity, primarily through integrating the business and operations of our former Aviation Connectivity segment with that of our former Maritime & Land Connectivity segment. Our chief operating decision maker determined this was appropriate based on the similarities and synergies between these two segments relating to satellite bandwidth and equipment used in those businesses as well as on our restructured reporting lines across all of our business departments. However, we will continue to have three separate reporting units for purposes of our goodwill impairment testing. Notwithstanding the transition in the second quarter 2017 to two operating/ reportable segments, this Form 10-Q, which speaks as of March 31, 2017 unless otherwise indicated, presents our business as three reportable segments (i.e., our operating segments as they existed at the end of the first quarter of 2017), and the financial results reported herein do not reflect the subsequent changes to our operating segments.

See also Note 13. Segment Information for a further discussion of our operating segments.

PART I — FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

GLOBAL EAGLE ENTERTAINMENT INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In thousands, except share and per share amounts)

	March 31, 2017	December 31, 2016
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$105,372	$50,686
Restricted cash	17,952	17,992
Accounts receivable, net	126,478	120,492
Inventories	30,383	25,986
Prepaid expenses	15,998	17,658
Other current assets	16,781	20,786
TOTAL CURRENT ASSETS:	312,964	253,600
Content library	10,792	21,470
Property, plant and equipment, net	192,897	166,049
Goodwill	249,863	327,836
Intangible assets, net	155,615	166,720
Equity method investments	155,623	156,527
Other non-current assets	12,540	7,233
TOTAL ASSETS	$1,090,294	$1,099,435
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$236,266	$240,777
Deferred revenue	7,293	6,970
Current portion of long-term debt	6,256	2,069
Other current liabilities	10,850	11,321
TOTAL CURRENT LIABILITIES:	260,665	261,137
Deferred revenue, non-current	1,594	1,536
Long-term debt	590,946	468,231
Deferred tax liabilities	32,907	33,205
Other non-current liabilities	29,020	36,329
TOTAL LIABILITIES	915,132	800,438

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized, 0 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively	—	—
Common stock, $0.0001 par value; 375,000,000 shares authorized, 88,529,023 and 88,482,745 shares issued, 85,475,389 and 85,429,111 shares outstanding, at March 31, 2017 and December 31, 2016, respectively	9	9
Treasury stock, 3,053,634 shares at March 31, 2017 and December 31, 2016	(30,659)	(30,659)
Additional paid-in capital	749,019	747,005
Subscriptions receivable	(559)	(553)
Accumulated deficit	(542,288)	(416,389)
Accumulated other comprehensive loss	(360)	(416)
TOTAL STOCKHOLDERS’ EQUITY	175,162	298,997
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,090,294	$1,099,435

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GLOBAL EAGLE ENTERTAINMENT INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In thousands, except per share amounts)

	Three Months Ended March 31,
	2017	2016
Revenue	$152,592	$113,817
Operating expenses:
Cost of sales	110,540	76,768
Sales and marketing	11,012	4,672
Product development	7,649	8,746
General and administrative	35,321	19,220
Provision for legal settlements	475	2,001
Amortization of intangible assets	11,008	7,403
Goodwill impairment	78,000	—
Total operating expenses	254,005	118,810
Loss from operations	(101,413)	(4,993)
Other (expense) income:
Interest expense, net	(10,964)	(804)
Loss on extinguishment of debt	(14,389)	—
Income from equity method investments	1,539	—
Change in fair value of derivatives	2,920	5,865
Other (expense) income, net	(488)	680
(Loss) income before income taxes	(122,795)	748
Income tax expense	2,816	3,160
Net loss	$(125,611)	$(2,412)

Net loss per share – basic and diluted	$(1.47)	$(0.03)
Weighted average shares outstanding – basic and diluted	85,440	78,643

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GLOBAL EAGLE ENTERTAINMENT INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
(In thousands)

	Three Months Ended March 31,
	2017	2016
Net loss	$(125,611)	$(2,412)
Other comprehensive income (loss):
Unrealized foreign currency translation adjustments	56	(84)
Other comprehensive income (loss)	56	(84)
Comprehensive loss	$(125,555)	$(2,496)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GLOBAL EAGLE ENTERTAINMENT INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)
(In thousands)

	Common Stock		Treasury Stock			Additional	Subscriptions	Accumulated	Accumulated Other	Total
	Shares	Amount	Shares	Amount		Paid-in Capital	Receivable	Deficit	Comprehensive Loss	Stockholders’ Equity
Balance at December 31, 2016	88,483	$9	(3,054)	$(30,659)		$747,005	$(553)	$(416,389)	$(416)	$298,997
Change in accounting principle (1)	—	—	—	—	—	288	—	(288)	—	—
Restricted stock units vested and distributed, net of tax	47	—	—	—		(126)	—	—	—	(126)
Stock-based compensation	—	—	—	—		1,852	—	—	—	1,852
Interest income on subscription receivable	—	—	—	—		—	(6)	—	—	(6)
Other comprehensive income	—	—	—	—		—	—		56	56
Net loss	—	—	—	—		—	—	(125,611)	—	(125,611)
Balance at March 31, 2017	88,530	$9	(3,054)	$(30,659)		$749,019	$(559)	$(542,288)	$(360)	$175,162

(1)  Cumulative-effect adjustment related to the adoption of ASU 2016-09, as defined in Note 2. Basis of Presentation and Summary of Significant Accounting Policies.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GLOBAL EAGLE ENTERTAINMENT INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Three Months Ended March 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(125,611)	$(2,412)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization of property, plant, equipment and intangibles	20,720	10,549
Amortization of content library	4,622	1,395
Non-cash interest expense, net	1,212	256
Change in fair value of derivatives	(2,920)	(5,865)
Stock-based compensation	1,852	2,069
Impairment of goodwill	78,000	—
Gain on sale of investments	—	(40)
Loss (gain)on disposal of fixed assets	452	(1)
Loss on extinguishment of debt	14,389	—
Earnings from equity method investments	(1,539)	—
Distributions from equity method investments	2,445	—
Provision for bad debts	595	363
Deferred income taxes	(351)	(1,317)
Other	(734)	—
Changes in operating assets and liabilities:
Restricted cash	(124)	1,438
Accounts receivable	(6,581)	4,490
Inventories	(6,099)	(3,900)
Prepaid expenses and other current assets	5,668	119
Content library	(6,405)	(3,618)
Other non-current assets	(4,484)	(5,084)
Accounts payable and accrued liabilities	(10,515)	3,889
Deferred revenue	381	(639)
Other current liabilities	(471)	(91)
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(35,498)	1,601
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(20,182)	(3,336)
Purchase of investments	—	(3,702)
Net proceeds from sale of available for sale securities	—	3,742
Issuance of loan to related party	—	(2,500)
NET CASH USED IN INVESTING ACTIVITIES	(20,182)	(5,796)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of debt, net of $15,000 discount	485,000	—
Issuance costs	(12,313)	—
Repayments of EMC indebtedness	(412,400)	—
Proceeds from borrowings on line of credit	50,000	—
Repayments of long-term debt	(171)	(212)
Proceeds from Exercise of common stock options and warrants	—	170
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	110,116	(42)
Effects of exchange rate changes on cash and cash equivalents	250	(133)
Net increase (decrease) in cash and cash equivalents	54,686	(4,370)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	50,686	223,552
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$105,372	$219,182

SIGNIFICANT NON-CASH INVESTING AND FINANCING ACTIVITIES:
Purchase consideration for equipment included in accounts payable	$28,500	$4,900

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GLOBAL EAGLE ENTERTAINMENT INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 1.    Business

Global Eagle Entertainment Inc. is a Delaware corporation headquartered in Los Angeles, California. Global Eagle (together with its subsidiaries, “Global Eagle” or the “Company”) is a leading provider of satellite-based connectivity and media to fast-growing, global mobility markets across air, land and sea. Global Eagle offers a fully integrated suite of rich media content and seamless connectivity solutions that cover the globe. As of March 31, 2017, its business was comprised of three operating segments: Media & Content, Aviation Connectivity and Maritime & Land Connectivity. See Note 13. Segment Information for further discussion on the Company’s reportable segments.

Prior to the Company’s acquisition (the “EMC Acquisition”) of Emerging Markets Communications (“EMC”) on July 27, 2016 (the “EMC Acquisition Date”), the Company’s business consisted of two operating segments: Content and Connectivity. (EMC was a communications services provider that offered land-based sites and marine vessels globally a multimedia platform delivering communications, Internet, live television, on-demand video, voice, cellular and 3G/LTE services. See Note 3. Business Combinations.) Following the EMC Acquisition, the acquired EMC business became a third operating segment, which the Company called Maritime & Land Connectivity, and the Company renamed its other two segments as Media & Content and Aviation Connectivity. In the second quarter of 2017, the Company reorganized its business from three operating segments back into two operating segments—Media & Content and Connectivity. Notwithstanding the transition in the second quarter 2017 to two operating segments, these condensed consolidated financial statements and associated Notes—which speak as of March 31, 2017 unless otherwise indicated—present the Company’s business as three operating segments (i.e., the operating segments as they existed at the end of the first quarter of 2017), and the financial results reported herein do not reflect the subsequent changes to the Company’s operating segments. See Note 13. Segment Information for a further discussion of our reportable segments.

Media & Content

The Media & Content segment curates, manages, provides post-production and distributes wholly-owned and licensed media content, video and music programming, advertising, applications and video games to the airline, maritime and other “away from home” non-theatrical markets.

Aviation Connectivity and Maritime & Land Connectivity

The Aviation Connectivity and Maritime & Land Connectivity segments were distinguished primarily based on the type of customers they serve. These operating segments provided their customers, including their passengers and crew, with (i) Wi-Fi connectivity via C, Ka and Ku satellite transmissions that enabled access to the Internet, live television, on-demand content, shopping and travel-related information and (ii) operational solutions that allowed customers to improve the management of their internal operations.

The former Maritime & Land Connectivity segment commenced operations following the closing of the EMC Acquisition. As described above in this Note, this former segment became part of our Connectivity segment in the second quarter of 2017.

Note 2.    Basis of Presentation and Summary of Significant Accounting Policies

The following is a summary of the significant accounting policies consistently applied in the preparation of the accompanying condensed consolidated financial statements.

Basis of Presentation

The accompanying interim condensed consolidated balance sheet as of March 31, 2017, the condensed consolidated statements of operations and the condensed consolidated statements of comprehensive income (loss) for the three months ended March 31, 2017 and 2016, the condensed consolidated statements of cash flows for the three months ended March 31, 2017 and 2016, and the condensed consolidated statement of stockholders' equity for the three months ended March 31, 2017, are unaudited.

In the opinion of the Company's management, the unaudited interim condensed consolidated financial statements have been prepared on the same basis as the Company's audited consolidated financial statements for the year ended December 31, 2016, and include all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of the Company's condensed consolidated balance sheet as of March 31, 2017, its condensed consolidated statements of operations for the three months ended March 31, 2017 and 2016 and its condensed consolidated statements of cash flows for the three months ended March 31, 2017 and 2016. The results for the three months ended March 31, 2017 are not necessarily indicative of the results expected for the full 2017 year. The consolidated balance sheet as of December 31, 2016 has been derived from the Company's audited financial statements included in the Company's Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission ("SEC") on November 17, 2017 (the "2016 Form 10-K").

The interim unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to SEC Form 10-Q and Article 10 of SEC Regulation S-X. They do not include all of the information and footnotes required by GAAP for complete financial statements. Therefore, these financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in the Company's 2016 Form 10-K.

These financial statements have been prepared on the basis of the Company having sufficient liquidity to fund its operations for at least the next twelve months from the issuance of these consolidated financial statements in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification Topic 205-40 (“ASC Topic 205-40”), Presentation of Financial Statements—Going Concern. The Company’s principal sources of liquidity have historically been its debt and equity issuances and its cash and cash equivalents (which cash and cash equivalents amounted to $105.4 million as of March 31, 2017, and $50.7 million as of December 31, 2016, respectively). The Company’s internal plans and forecasts indicate that it will have sufficient liquidity to continue to fund its business and operations for at least the next twelve months in accordance with ASC Topic 205-40.

The assessment by the Company’s management that the Company will have sufficient liquidity to continue as a going concern is based on underlying estimates and assumptions, including that the Company: (i) remains in compliance with SEC public-reporting rules and regulations; (ii) services its indebtedness and complies with the covenants (including the financial reporting covenants) in the agreements governing its indebtedness; and (iii) remains listed on The Nasdaq Stock Market (“Nasdaq”). Under the terms of its credit agreement (as modified) and waivers related thereto, the Company was required to furnish its Quarterly Reports on Form 10-Q for the quarters ended March 31, June 30 and September 30, 2017 to its lenders on or before January 31, 2018. In addition, under the terms of an extension that Nasdaq granted the Company, the Company was required to file these Quarterly Reports on or before January 31, 2018. Upon filing this Form 10-Q and the Quarterly Reports on Form 10-Q for the quarters ended June 30, 2017 and September 30, 2017, the Company has regained compliance with its SEC periodic reporting obligations, met the requirements of its credit-agreement waivers, and has satisfied the terms of its Nasdaq extension, subject to Nasdaq confirmation of the same (which the Company expects to receive in the next several days following the filing of this Form 10-Q).

If the Company is unable to service its indebtedness or satisfy the covenants (including the financial reporting covenants) in the agreements governing its indebtedness (or obtain additional waivers (if needed)), then its lenders and noteholders have the option to immediately accelerate all outstanding indebtedness, which the Company may not have the ability to repay. The Company intends to satisfy its current debt service obligations with its existing cash and cash equivalents. However, the Company may not have sufficient funds or may be unable to arrange for additional financing to pay the future amounts due under its existing debt instruments in the event of an acceleration event or repurchase event (as applicable, in the event that the Company is delisted from Nasdaq in the future). In this event, funds from external sources may not be available on acceptable terms, if at all.

Reclassifications

Certain reclassifications have been made to the consolidated financial statements of the prior year and the accompanying notes to conform to the current year presentation.

Principles of Consolidation

The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned, majority-owned and controlled subsidiaries. Intercompany balances and transactions have been eliminated in consolidation. The results of acquired businesses are included in the unaudited condensed consolidated financial statements from the date of acquisition. Earnings or losses attributable to any non-controlling interests in a Company subsidiary are included in Net loss in the Unaudited Condensed Consolidated Statements of Operations. Any investments in affiliates over which the Company has the ability to exert significant influence but does not control and with respect to which it is not the primary beneficiary are accounted for using the equity method. The Company has two such equity affiliates. See Note 7. Equity Method Investments. Investments in affiliates for which the Company has no ability to exert significant influence are accounted for using the cost method of accounting.

Use of Estimates

The preparation of the Company's consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue (allocated on the basis of the relative selling price of deliverables) and expenses during the reporting period. Significant items subject to such estimates and assumptions include revenue, allowance for doubtful accounts, the assigned value of acquired assets and assumed and contingent liabilities associated with business combinations, legal claims and other loss contingencies, valuation of media content library and equipment inventory, useful lives and impairment of property and equipment, intangible assets, goodwill and other assets, the fair value of the Company's equity-based compensation awards and convertible debt instruments, and deferred income tax assets and liabilities. Actual results could differ materially from those estimates. On an ongoing basis, the Company evaluates its estimates compared to historical experience and trends, which form the basis for making judgments about the carrying value of assets and liabilities.

Restricted Cash

The Company maintains letters of credit agreements with some of its customers that are secured by the Company’s cash for periods of up to three years.

As of March 31, 2017 and December 31, 2016, the Company had restricted cash of $18.0 million and $18.0 million, respectively. Included in this restricted cash as of March 31, 2017 and December 31, 2016, was $16.0 million of cash held in an escrow account for EMC’s acquisition of Maritime Telecommunications Network (“MTN”) (which EMC consummated prior to the Company’s acquisition of EMC). Subsequent to March 31, 2017 $15.5 million of this restricted cash was released to the former stockholders of MTN in June 2017 and the remaining $0.6 million was returned to the Company.

Inventories

Equipment inventory, which is classified as finished goods, is comprised of individual equipment parts and assemblies. Subsequent to the Company’s adoption of ASU 2015-11, effective January 1, 2017, inventory is accounted for using the first-in, first-out method of accounting and is stated at the lower of cost or net realizable value. The Company provides inventory write-downs based on excess and obsolete inventories determined primarily by future demand forecasts. The write-down is measured as the difference between the cost of the inventory and net realizable value, based upon assumptions about future demand; and is charged to the provision for inventory, which is a component of cost of sales. At the point of the write-down recognition, a new, lower cost basis for that inventory is established, and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis.

The Company generally is not directly responsible for warranty costs related to equipment it sells to its customers. The vendors that supply each of the individual parts, which comprise the assemblies sold by the Company to customers, are generally responsible for the equipment warranty directly to the customer.

Property, Plant and Equipment, net

Property, plant and equipment is stated at cost less accumulated depreciation and impairment losses. Depreciation is recorded on a straight-line basis over the underlying asset’s useful life. The estimated useful life of technical and operating equipment is three to ten years. Leasehold improvements are amortized on the straight-line method over the shorter of the remaining lease term or estimated useful life of the asset. Buildings are depreciated on the straight-line method over 30 years. Repairs and maintenance costs are expensed as incurred.

In 2013, the Company capitalized the costs of certain connectivity equipment (in which the Company retains legal title) installed on aircraft of a single customer to facilitate expanded services over a five-year use period. The Company is amortizing this equipment over its five-year useful life period.

The Company installs connectivity equipment under agreements entered into with customers. Under these agreements, generally, legal title of the equipment is transferred upon delivery but sales are not recognized for accounting purposes because the risks and rewards of ownership are not fully transferred due to the Company’s continuing involvement with the equipment, the term of the agreement with the customer and restrictions in the agreement regarding the customers’ use of the equipment. The assets are recorded as Property, plant and equipment, net, on the Condensed Consolidated Balance Sheets. The Company begins depreciating the assets when they were ready for their intended use over the 7-15 year term of the agreement, which approximates the expected useful life of the equipment.

Valuation of Goodwill and Intangible Assets

The Company performs valuations of assets acquired and liabilities assumed on each acquisition accounted for as a business combination, and allocates the purchase price of each acquired business to its respective net tangible and intangible assets and liabilities. Acquired intangible assets principally consist of technology, customer relationships, backlog and trademarks. Liabilities related to intangibles principally consist of unfavorable vendor contracts. The Company determines the appropriate useful life by performing an analysis of expected cash flows based on projected financial information of the acquired businesses. Intangible assets are amortized over their estimated useful lives using the straight-line method, which approximates the pattern in which the majority of the economic benefits are expected to be consumed. Intangible liabilities are amortized into cost of sales ratably over their expected related revenue streams over their useful lives.

Goodwill represents the excess of the cost of an acquired entity over the fair value of the acquired net assets. The Company does not amortize goodwill but evaluates it for impairment at the reporting unit level annually during the fourth quarter of each fiscal year (as of October 1 of that quarter) or when an event occurs or circumstances change that indicates the carrying value may not be recoverable. During the first quarter of 2017, the Company adopted ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Accounting for Goodwill Impairment. Under the then newly adopted guidance, the optional qualitative assessment, referred to as “Step 0”, and the first step of the quantitative assessment (“Step 1”) remained unchanged versus the prior guidance. However, the requirement to complete the second step (“Step 2”), which involved determining the implied fair value of goodwill and comparing it to the carrying amount of that goodwill to measure the impairment loss, was eliminated. As a result, Step 1 will be used to determine both the existence and amount of goodwill impairment. An impairment loss will be recognized for the amount by which the reporting unit’s carrying amount exceeds its fair value, not to exceed the carrying amount of goodwill in that reporting unit.

The Company periodically analyzes whether any indicators of impairment have occurred. As part of these periodic analyses, the Company compares its estimated fair value, as determined based on its stock price, to its net book value. During the fourth quarter of 2016, due to a continuing significant decline in its stock price and other indicators of impairment that arose during the fourth quarter of 2016, the Company deemed it more appropriate to assess goodwill impairment as of December 31, 2016, rather than the historical testing date of October 1.

In conjunction with the events occurring in the fourth quarter of 2016, and for purposes of its annual impairment testing at December 31, 2016, the Company updated its long-term business plan, which was used as the basis for estimating the future cash flows of its reporting units. That plan considered then current economic conditions and trends, estimated future operating results, the Company’s views of growth rates and then-anticipated future economic and regulatory conditions.

The Company determined that the fair value of the Media & Content and Aviation Connectivity reporting units exceeded their carrying values, but that the fair value of the Maritime & Land Connectivity reporting unit was below its carrying value. Therefore, the Company conducted step two of the impairment test for the Maritime & Land Connectivity reporting unit and determined the carrying value of goodwill in the Maritime & Land Connectivity reporting unit exceeded its implied fair value, resulting in an impairment charge of $64.0 million. This was as a result of reduced financial projections for the Maritime &

Land Connectivity reporting unit, due to, among other things: lower than expected actual financial results from this business due to margin compression resulting from competition in the Company’s cellular backhaul land business in Africa, resulting in diminished financial performance relative to its original expectations; delayed new deal executions and slower than anticipated installations and upgrades, also resulting in diminished financial performance relative to its original expectations; and operational challenges in integrating a legacy EMC acquiree in 2015 into this reporting unit, resulting in delayed acquisition synergies. Given the foregoing, the Company determined there was greater uncertainty in achieving its prior financial projections and so applied a higher discount rate for purposes of its goodwill impairment analysis. The higher discount rate negatively affected the fair value of the Maritime & Land Connectivity reporting unit. At December 31, 2016, the Company’s remaining amount of goodwill was $327.8 million, of which $146.4 million was associated with the Maritime & Land Connectivity reporting unit.

In addition, for the quarter ended March 31, 2017, the Company identified a triggering event due to a significant decline in the market capitalization of the Company. Accordingly, the Company assessed the fair value of its three reporting units as of March 31, 2017 and as a result the Company recorded an additional goodwill impairment charge of $78.0 million related to its Maritime & Land Connectivity reporting unit. This additional impairment was primarily due to lower than expected financial results of the reporting unit during the three months ended March 31, 2017 due to delays in new maritime installations, slower than originally estimated execution of EMC Acquisition-related synergies and other events that occurred in the first quarter of 2017. Given these indicators, the Company determined at that time that there was a higher degree of uncertainty in achieving its financial projections for this unit and as such, increased its discount rate, which reduced the fair value of the unit.

Investments in Equity Affiliates

Wireless Maritime Services, LLC (“WMS”)

In connection with the EMC Acquisition, the Company acquired a 49% equity interest in WMS, which interest EMC owned at the time of the EMC Acquisition. The remaining 51% equity interest in WMS is owned by an unaffiliated U.S. company (the “WMS third-party investor”), which is the managing member of WMS and is responsible for its day-to-day management and operations. Certain matters, including determination of capital contributions and distributions and business plan revisions, require approval of WMS’s board of directors, which consists of five voting members, three of which are appointed by the WMS third-party investor and two of which are appointed by the Company. Profits and losses for any fiscal year are allocated between the Company and the WMS third-party investor in proportion to their respective ownership interests, after giving effect to any special allocations made pursuant to the WMS operating agreement. EMC’s carrying value of the investment in WMS was adjusted to fair value as a result of the EMC Acquisition. The excess of the fair value over the underlying equity in net assets of WMS is primarily comprised of amortizable intangible assets and nonamortizable goodwill. The Company’s carrying value in its investment in WMS was subsequently adjusted for contributions, distributions and net income (loss) attributable to WMS, including the amortization of the cost basis difference associated with the amortizable intangible assets.

Santander Teleport S.L. (“Santander”)

Also in connection with the EMC Acquisition, the Company acquired an equity interest in a teleport in Santander, Spain, which provides various telecommunication services, including teleport and terrestrial services. (EMC owned this interest at the time of the EMC Acquisition). The Company holds a 49% equity interest in Santander and the remaining 51% is held by an unaffiliated Spanish company (the “Santander third-party investor”). The Santander third-party investor is responsible for the day-to-day management and operations of Santander. Some matters—such as the determination of capital contributions, capital expenditures over budget and distributions—require approval of Santander’s board of directors, which consists of five voting members, three of which are appointed by the Santander third-party investor and two of which are appointed by the Company. Profits and losses for any fiscal year are allocated between the Company and the Santander third-party investor in proportion to their respective ownership interests. The carrying value of the Company’s investment in Santander approximated its fair value on the date the Company acquired EMC and was subsequently adjusted for contributions, distributions, and net income (loss) attributable to Santander.

On a periodic basis, the Company assesses whether there are any indicators that the value of its investments may be impaired, in accordance with FASB Accounting Standards Codification (“ASC”) 323, Investment—Equity Method and Joint Ventures. When circumstances indicate there may have been a reduction in the value of an equity method investment, we evaluate the equity method investment and any advances made for impairment by estimating our ability to recover our investment from future expected cash flows. If we determine the loss in value is other than temporary, we recognize an impairment charge to reflect the equity investment and any advances made at fair value. We did not identify any such circumstances during the three months ended March 31, 2017.

Derivative Financial Instruments

The Company recognizes all of its derivative instruments as either assets or liabilities at fair value in the Condensed Consolidated Balance Sheets. The accounting for changes in the fair value of a derivative instrument depends upon whether the derivative has been formally designated as (and qualifies as part of) a hedging relationship under the applicable accounting standards and, further, on the type of hedging relationship. The Company’s derivatives that are not designated (and so do not qualify) as hedges are adjusted to fair value through current earnings.

The Company’s warrants issued in its initial public offering in 2011 to its non-sponsor shareholders (“Public SPAC Warrants”) and its contingently issuable shares issuable in partial consideration for its Sound-Recording Settlements (as described in Note 9. Commitments and Contingencies qualify as derivatives. These derivatives are not designated (and do not qualify) as hedges. As a result, the Company accounts for such derivatives as liability instruments that are fair valued at each reporting period. Changes in fair value of such derivatives are recognized in earnings.

Foreign Currency Translation

The Company translates the assets and liabilities of its non-U.S.-dollar-functional-currency subsidiaries into U.S. dollars using exchange rates in effect at the end of each period. Revenue and expenses for these subsidiaries are translated using rates that approximate those in effect during the period. Gains and losses from these translations are recognized in foreign currency translation included in Accumulated other comprehensive loss in the Condensed Consolidated Balance Sheets. The Company’s subsidiaries that use the U.S. dollar as their functional currency re-measure monetary assets and liabilities at exchange rates in effect at the end of each period, and re-measure inventories, property and nonmonetary assets and liabilities at historical rates.

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

The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained upon examination by the taxing authorities based on the technical merits of the Company’s position. The tax benefit recognized in the financial statements for a particular tax position is based on the largest benefit that is more likely than not to be realized. The amount of unrecognized tax benefits (UTBs) is adjusted as appropriate for changes in facts and circumstances, such as significant amendments to existing tax laws, new regulations or interpretations by the taxing authorities, new information obtained during a tax examination, or resolution of an examination. The Company recognizes both accrued interest and penalties associated with uncertain tax positions as a component of Income tax (benefit) expense in the Condensed Consolidated Statements of Operations.

In December 2017, the United States enacted new U.S. federal tax legislation known as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act significantly revises the U.S. corporate income tax regime by, among other things, lowering corporate income tax rates, implementing a territorial tax system and imposing a repatriation tax on deemed repatriated earnings of foreign subsidiaries.

We have performed preliminary analyses of the impacts of the Tax Act using information known or knowable at this time. Under these preliminary analyses, we estimate that we will record additional GAAP tax benefits in the fourth quarter of 2017 in a range of $5 million to $8 million related to a decrease in the valuation of our deferred tax liabilities. The impact of the Tax Act may however differ from our preliminary estimate due to, among other things, changes in interpretations and assumptions we have made, U.S. Internal Revenue Service and Treasury Department guidance that may be issued and actions we may take. Our management is still evaluating the effects of the Tax Act provisions, and this preliminary assessment above does not purport to disclose all changes of the Tax Act that could have material positive or negative impacts on our current or future tax position.

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

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The assets and liabilities that are fair valued on a recurring basis are described below and contained in the following tables. In addition, on a non-recurring basis, the Company may be required to record other assets and liabilities at fair value. These non-recurring fair value adjustments involve the lower of carrying value or fair value accounting and write-downs resulting from impairment of assets.

The following tables summarize our financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2017, and December 31, 2016, respectively (dollar values in thousands, other than per-share values):

	March 31, 2017	Quotes Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Liabilities:
Earn-out liability (1)	$1,991	$—	$—	$1,991
Liability Warrants (2)	35	—	—	35
Contingently issuable shares (3)	2,022	—	—	2,022
Total	$4,048	$—	$—	$4,048

	December 31, 2016	Quotes Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Liabilities:
Earn-out liability (1)	$1,987	$—	$—	$1,987
Liability Warrants (2)	433	—	—	433
Contingently issuable shares (3)	4,545	—	—	4,545
Total	$6,965	$—	$—	$6,965

(1)	Represents aggregate earn-out liabilities for the Company’s acquisitions of WOI, RMG, navAero and masFlight assumed in business combinations for the year ended December 31, 2015.

(2)	Includes 6,173,228 Public SPAC Warrants outstanding at March 31, 2017 and December 31, 2016.

(3)
In connection with the Sound-Recording Settlements, (as described below in Note 9. Commitments and Contingencies) the Company is obligated to issue to UMG (as defined in that Note) 500,000 shares of its common stock when and if the closing price of the Company's common stock exceeds $10.00 per share and an additional 400,000 shares of common stock when and if the closing price of the Company’s common stock exceeds $12.00 per share. Such contingently issuable shares are classified as liabilities and are re-measured to fair value each reporting period.

Public SPAC Warrants. Through the quarter ended September 30, 2016, the fair value of the outstanding Public SPAC Warrants issued in the Company’s initial public offering in 2011 (which were recorded as derivative warrant liabilities) was determined by the Company using the quoted market prices for the Public SPAC Warrants traded over the counter. During the quarter ended December 31, 2016, the Company determined that there was a significant decrease in transaction volume and level of trading activity for the Public SPAC Warrants. As a result, the Company transferred the Public SPAC Warrants from Level 1 to Level 3 of the valuation hierarchy and determined the fair value using the Black-Scholes option pricing model at the end of the reporting period. For the three months ended March 31, 2017 and March 31, 2016, due to the change in the fair value of these warrants, the Company recorded income of $0.4 million and $5.9 million, respectively. The Public SPAC Warrants are included in Accounts Payable and Accrued Liabilities on the Condensed Consolidated Balance Sheets. The change in value of these Public SPAC warrants is included in Change in fair value of derivatives in the Condensed Consolidated Statements of Operations.

The following table presents the fair value roll-forward reconciliation of Level 3 assets and liabilities measured at fair value basis for the three months ended March 31, 2017 (in thousands):

	Liability Warrants	Contingently Issuable Shares	Earn-Out Liabilities
Balance as of December 31, 2016	$433	$4,545	$1,987
Change in value	(398)	(2,523)	4
Balance as of March 31, 2017	$35	$2,022	$1,991

The following table shows the carrying amounts and the fair values of our long-term debt in the condensed consolidated financial statements at March 31, 2017 and December 31, 2016, respectively (in thousands, except as stated in footnote 2 to the table below):

	March 31, 2017		December 31, 2016
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Senior secured first lien term loan facility, due July 2021 (*)(1)	$—	$—	$256,004	$260,020
Senior secured revolving credit facility, due July 2020 (*)(1)	—	—	53,891	52,932
Senior secured second lien term loan facility, due July 2022 (*)(1)	—	—	88,082	88,780
Senior secured term loan facility, due January 2023 (+)(1)	474,548	461,250	—	—
Senior secured revolving credit facility, due January 2022 (+)(1)	50,000	46,125	—	—
2.75% convertible senior notes due 2035 (1) (2)	69,197	42,488	69,024	67,444
Other debt (3)	3,457	3,457	3,299	3,299

(*)     In connection with the EMC Acquisition, the Company assumed legacy EMC credit-agreement indebtedness, including this facility. This legacy EMC indebtedness was subsequently replaced by the 2017 Credit Agreement (as described in Note 8. Financing Arrangements).

(+)     This facility is a component of the 2017 Credit Agreement.

(1)	The estimated fair value is classified as Level 2 financial instrument and was determined based on the quoted prices of the instrument in a similar over-the-counter market.

(2)
The fair value of the 2.75% convertible senior notes due 2035 is exclusive of the conversion feature therein, which was originally allocated for reporting purposes at $13.0 million, and is included in the condensed consolidated balance sheets within “Additional paid-in capital” (see Note 11. Common Stock, Stock-Based Awards and Warrants). The principal amount outstanding of the 2.75% convertible senior notes due 2035 was $82.5 million as of March 31, 2017, and the carrying amounts in the foregoing table reflect this outstanding principal amount net of debt issuance costs and discount associated with the equity component.

(3)	The estimated fair value is considered to approximate carrying value given the short-term maturity and is classified as Level 3 financial instruments.

Based on an assessment of its accounting policies and the underlying judgments and uncertainties affecting the application of those policies, the Company believes that its condensed consolidated financial statements fairly present in all material respects the financial position, results of operations and cash flows as of and for the periods presented in this Form 10-Q. However, this does not mean that other general risk factors, such as those discussed within our 2016 Form 10-K, as well as changes in its growth objectives or performance of operating segments, could not adversely impact its consolidated financial position, results of its operations and its cash flows in future periods.

Adoption of New Accounting Pronouncements

In January 2017, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2017-04, Intangibles—Goodwill and Others (Topic 350): Simplifying the Test for Goodwill Impairment, which eliminated Step 2 from the goodwill impairment test. Under these amendments, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. This pronouncement is effective for the annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for any impairment tests performed after January 1, 2017 and we elected to early adopt this new guidance in the first quarter of 2017. During the three months ended March 31, 2017 we recorded an impairment of goodwill in the amount of $78.0 million related to our Maritime & Land reporting unit. See Note 5. Goodwill.

In October 2016, the FASB issued ASU 2016-17, Consolidation (Topic 810): Interests Held through Related Parties That Are under Common Control, which amended the consolidation guidance on how a reporting entity that is the single decision maker of a variable interest entity (“VIE”) should treat indirect interests in the entity held through related parties that are under common control with the reporting entity when determining whether it is the primary beneficiary of that VIE. This pronouncement is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. We adopted this guidance effective January 1, 2017. The adoption of this standard did not have an impact on our Condensed Consolidated Financial Statements.

In March 2016, the FASB issued ASU No. 2016-09, Compensation—Stock Compensation (Topic 781), Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”), which amends and simplifies the accounting for share-based payment awards in three areas; (1) income tax consequences, (2) classification of awards as either equity or liabilities, and (3) classification on the statement of cash flows. ASU 2016-09 is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. We adopted this standard effective January 1, 2017. The adoption of this standard resulted in a cumulative-effect adjustment of $0.3 million to accumulated deficit and additional paid-in capital as of March 31, 2017.

In July 2015, the FASB issued ASU No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory (“ASU 2015-11”). ASU 2015-11 requires that inventory measured using any method other than last-in, first out (“LIFO”) or the retail inventory method to be subsequently measured at the lower of cost or net realizable value, rather than at the lower of cost or market value. Under this ASU, subsequent measurement of inventory using the LIFO and retail inventory method is unchanged. ASU 2015-11 is effective prospectively for fiscal years, and for interim periods within those years, beginning after December 15, 2016. We adopted this standard effective January 1, 2017. The adoption of this standard did not have a material impact on our consolidated financial statements.

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”). This update will require lease assets and lease liabilities to be recognized on the balance sheet and disclosure of key information about leasing arrangements. ASU 2016-02 must be adopted using a modified retrospective transition, and provides for certain practical expedients. We have decided to adopt ASU 2016-02 effective in the first quarter of 2019. We are currently evaluating the impact of this standard on our consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which will supersede nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of the guidance is that an entity should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which we expect to be entitled in exchange for those goods or services. Further, the guidance requires improved disclosures to help users of financial statements better understand the nature, amount, timing and uncertainty of revenue that is recognized. The original effective date for ASU 2014-09 would have required us to adopt this standard beginning in the first quarter of 2017. In July 2015, the FASB voted to amend ASU 2014-09 by approving a one-year deferral of the effective date as well as providing the option to early adopt the standard on the original effective date.
Accordingly, the Company will adopt the standard effective the first quarter of 2018.

During 2017 we dedicated significant resources to the ASU 2014-09 transition project, including engaging third-party service providers to assist in the evaluation and implementation. We are currently analyzing representative contracts from each of our reportable segments and revenue streams. Based on our current assessment to date;

•
We will be required to assess the number of performance obligations in our contracts with customers. We may identify additional performance obligations as compared with deliverables and separate units of account previously identified as a result of the new guidance.

•
We will be required to use a variable consideration model which requires us to estimate (and constrain) variable service revenue, and allocate total contract consideration among all performance obligations. Additionally, estimates used in the recognition of revenue under the new standard will be updated as new facts and circumstances warrant, which may cause differences in the trend of revenue recognition as compared to that reported under the current standard.

•
The timing of recognition for games & apps contracts may be accelerated because the new standard changes the requirement for vendor-specific objective evidence, resulting in earlier recognition as the standard no longer allows revenue to be recognized ratably over the service period.

•
Costs to obtain or fulfill a contract with a customer, including costs incurred to service contracts and sales commissions may require capitalization and amortization over the anticipated service period.

We are still assessing the impact of these, and other potential changes, to our consolidated financial statements. We expect the adoption to result in additional disclosures in our notes to the unaudited Condensed Consolidated Financial Statements. The Company intends to design and implement processes and internal controls related to the adoption of ASU 2014-09 prior to the filing of its Quarterly Report on Form 10-Q for the period ending March 31, 2018.

We expect to adopt the standard under the modified retrospective method with the cumulative effect of adoption being reflected as an adjustment to beginning retained earnings in the Quarterly Report on Form 10-Q for the period ending March 31, 2018.

Note 3. Business Combinations

2017 Acquisitions

The Company did not consummate any acquisitions or business combinations during the three months ended March 31, 2017.

2016 Acquisition

Emerging Markets Communications

On July 27, 2016, the Company completed the EMC Acquisition. The acquisition date fair value consideration transferred to the EMC seller totaled approximately $166.3 million. This acquisition was intended to provide growth opportunities by expanding into a complementary maritime market in order to realize synergies by leveraging infrastructure and suppliers to achieve efficiencies and cost savings. We believed that these efficiencies and savings would result from removing overlap in existing network infrastructure, reducing bandwidth costs, lowering our development expenses and integrating our internal operations with EMC’s. The acquisition was also intended to achieve cross-selling opportunities for the Company’s content, digital media and operations solutions products into the maritime market.

The consideration for the EMC Acquisition consisted of the following (in thousands, except amounts in the footnotes to the table):

Amount
Cash consideration paid to seller (1)	$100,454
Issuance of 5,466,886 shares of Company common stock (2)	40,607
Deferred consideration (3)	25,000
Settlement of pre-existing relationship	228
Total	$166,289

(1)	In June 2017, the Company finalized the working capital adjustments with the EMC seller, resulting in the release to the Company of $1.3 million from a working-capital adjustment escrow.

(2)
The fair value of the Company’s common stock issued as consideration in the EMC Acquisition was measured based on the common-stock price upon closing of the transaction on July 27, 2016, less a 7.5% discount thereon for restriction on transferability.

(3)	On July 27, 2017, the Company elected to pay this amount in 5,080,049 newly issued shares of its common stock, which the Company issued to the EMC seller.

The following is a summary of the purchase price allocation to the estimated fair values of the identifiable assets acquired and the liabilities assumed at the EMC Acquisition date (dollars in thousands):

	Weighted Average Useful Life (Years) (2)	Preliminary
Cash and cash equivalents		$8,208
Restricted cash		16,257
Other current assets		60,625
Property, plant and equipment		82,220
Equity method investments (1)		152,700
Intangible assets:
Completed technology	3.4	18,500
Customer relationships	8.0	47,700
Backlog	3.0	18,300
Trademarks	5.0	1,000
Other non-current assets		2,321
Accounts payable and accrued liabilities		(68,864)
Debt, including current		(371,990)
Unfavorable vendor contracts, including current		(13,500)
Deferred tax liabilities, net		(71,954)
Deferred revenue, including current		(4,602)
Other non-current liabilities		(9,479)
Fair value of net assets acquired		(132,558)
Consideration transferred		166,289
Goodwill		$298,847

(1)	Represents 49% investments held by the Company in WMS and Santander.

(2)	The weighted average useful life in total is 5.9 years.

Goodwill arising from the EMC Acquisition was allocated primarily to the Maritime & Land Connectivity reporting unit, and the remainder was allocated to the Media & Content reporting unit and Aviation Connectivity reporting unit based on management’s belief that these latter two reporting units would realize synergies as a result of the EMC Acquisition. See Note 5. Goodwill for the amount allocated to each reporting unit. The allocation of fair value resulted in tax deductible goodwill of $74.9 million.

For the three months ended March 31, 2016, $0.8 million of transaction costs related to the EMC Acquisition, primarily consisting of legal and advisory fees, were classified as general and administrative in the Condensed Consolidated Statements of Operations. The Company did not incur any transaction costs during the three months ended March 31, 2017.

The following unaudited pro forma summary presents consolidated information of EMC for the three months ended March 31, 2016 assuming the EMC Acquisition had occurred on January 1, 2016. The most significant pro forma adjustments were to reflect the (net of tax) impact of: (i) amortization expenses related to intangibles; and (ii) interest expense on the then existing EMC indebtedness (taking into account the fair value adjustment to the debt as of the date of the EMC Acquisition). The unaudited pro forma financial information is an estimate for informational purposes only and does not reflect the actual results on the Company’s operations had the EMC Acquisition been consummated on January 1, 2016. These pro forma amounts are not designed to represent the future expected financial results of the Company.

	Three Months Ended March 31,
(Dollars in Thousands)	2017	2016
	Actual	Pro forma
Revenue	$152,592	$158,914
Net loss	(125,611)	(16,448)

Note 4.    Property, Plant and Equipment, net

Property, plant and equipment, net consisted of the following (in thousands):

	March 31, 2017	December 31, 2016
Leasehold improvements	$6,335	$5,737
Furniture and fixtures	1,647	1,332
Equipment	110,780	86,339
Computer equipment	9,300	8,002
Computer software	21,167	18,207
Automobiles	328	325
Buildings	7,039	7,039
Albatross (aircraft)	425	425
Satellite transponder	65,989	62,131
Construction in-progress	10,599	8,380
Total property, plant and equipment	233,609	197,917
Accumulated depreciation	(40,712)	(31,868)
Property, plant and equipment, net	$192,897	$166,049

    Depreciation expense, including software amortization expense, by classification consisted of the following (in thousands):

	Three Months Ended March 31,
	2017	2016
Cost of sales	$6,214	$1,183
Sales and marketing	831	265
Product development	577	495
General and administrative	2,701	1,202
Total depreciation expense	$10,323	$3,145

Note 5.    Goodwill

The changes in the carrying amount of goodwill by segment were as follows (in thousands):

	Former Aviation Connectivity Segment	Former Maritime & Land Connectivity Segment	Media & Content	Total
Balance as of December 31, 2016
Gross carrying amount	$98,037	$210,380	$83,419	$391,836
Accumulated impairment loss	—	(64,000)	—	(64,000)
Balance at December 31, 2016, net	98,037	146,380	83,419	327,836
Impairment loss	—	(78,000)	—	(78,000)
Foreign currency translation adjustments	—	—	27	27
Balance as of March 31, 2017
Gross carrying amount	98,037	210,380	83,446	391,863
Accumulated impairment loss	—	(142,000)	—	(142,000)
Balance at March 31, 2017, net	$98,037	$68,380	$83,446	$249,863

As of March 31, 2017, we assessed our goodwill for impairment and identified a triggering event due to a significant decline in the market capitalization of the Company. Accordingly, the Company assessed the fair value of its three reporting units as of March 31, 2017 and as a result the Company recorded an additional goodwill impairment charge of $78.0 million related to its Maritime & Land Connectivity reporting unit. This additional impairment was primarily due to lower than expected financial results of the reporting unit during the three months ended March 31, 2017 due to delays in new maritime installations, slower than originally estimated execution of EMC Acquisition-related synergies and other events that occurred in the first quarter of 2017. The Company determined that there was a higher degree of uncertainty in achieving its financial projections for this unit and as such, increased its discount rate, which reduced the fair value of the unit. As of March 31, 2017 our Maritime & Land reporting unit, which is now included in our Connectivity segment, had negative carrying amounts of assets. As of March 31, 2017, remaining goodwill allocated to this reporting unit was $68.4 million.

Note 6.    Intangible Assets, net

As a result of historical business combinations, the Company acquired finite-lived intangible assets that are primarily amortized on a straight-line basis and the values of which approximate their expected cash flow patterns. The Company’s finite-lived intangible assets have assigned useful lives ranging from 2.0 to 10.0 years (weighted average of 6.8 years).

Intangible assets, net consisted of the following (dollars in thousands):

		March 31, 2017
	Weighted Average Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Existing technology -- software	4.8	$43,019	$12,433	$30,586
Existing technology -- games	5.0	12,331	10,276	2,055
Developed technology	8.0	7,317	3,201	4,116
Customer relationships	7.9	170,716	67,474	103,242
Backlog	3.0	18,300	4,067	14,233
Other	4.5	3,608	2,225	1,383
Total		$255,291	$99,676	$155,615

		December 31, 2016
	Weighted Average Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Existing technology -- software	4.8	$43,019	$9,842	$33,177
Existing technology -- games	5.0	12,331	9,659	2,672
Developed technology	8.0	7,317	2,973	4,344
Customer relationships	7.9	170,716	61,579	109,137
Backlog	3.0	18,300	2,542	15,758
Other	4.5	3,702	2,070	1,632
Total		$255,385	$88,665	$166,720

We expect to record amortization of intangible assets as follows (in thousands):

Year ending December 31,	Amount
2017 (remaining nine months)	$32,985
2018	38,486
2019	28,691
2020	22,307
2021	13,826
Thereafter	19,320
Total	$155,615

We recorded amortization expense of $11.0 million and $7.4 million for the three months ended March 31, 2017 and 2016, respectively.

Note 7.    Equity Method Investments

In connection with the EMC Acquisition, the Company acquired 49% equity interests in each of WMS and Santander (which interests EMC owned at the time of the EMC Acquisition). These investments are accounted for using the equity method of accounting, under which our results of operations include our share of the income of WMS and Santander in Income from equity method investments in our Condensed Consolidated Statements of Operations. Following is (1) the summarized balance sheet information for these equity method investments on an aggregated basis as of March 31, 2017 and December 31, 2016, and (2) results of operations information for these equity method investments on an aggregated basis for the three months ended March 31, 2017 (in thousands):

	March 31, 2017	December 31, 2016
Current assets	$34,083	$30,837
Non-current assets	20,156	21,822
Current liabilities	19,648	20,455
Non-current liabilities	1,260	1,307

Three Months Ended March 31, 2017
Revenue	$34,429
Net income	6,449

The carrying values of the Company’s equity interests in WMS and Santander for the three months ended March 31, 2017 and 2016 were as follows (in thousands):

	March 31, 2017	December 31, 2016
Carrying value in WMS	$153,695	$154,614
Carrying value in Santander	1,928	1,913

As of March 31, 2017 there was an aggregate difference of $139.6 million between the carrying amounts of these investments and the amounts of underlying equity in net assets in these investments. The difference was determined by applying the acquisition method of accounting in connection with the EMC Acquisition and is being amortized ratably over the life of the related acquired intangible assets. The weighted-average life of the intangible assets at the time of the EMC Acquisition in total was 14.9 years.

Note 8.    Financing Arrangements

A summary of our outstanding indebtedness as of March 31, 2017 and December 31, 2016 is set forth below (in thousands):

	March 31, 2017	December 31, 2016
Senior secured term loan facility, due July 2021(*)	$—	$263,980
Senior secured revolving credit facility, due July 2020(*)	—	55,500
Senior secured term loan facility, due July 2022(*)	—	92,000
Senior secured term loan facility, due January 2023(+)	500,000	—
Senior secured revolving credit facility, due January 2022(+)	50,000	—
2.75% convertible senior notes due 2035(1)	82,500	82,500
Other debt	3,457	3,299
Unamortized bond discounts, fair value adjustments and issue costs, net	(38,755)	(26,979)
Total carrying value of debt	597,202	470,300
Less: current portion, net	(6,256)	(2,069)
Total non-current	$590,946	$468,231
(*)        In connection with the EMC Acquisition, the Company assumed legacy EMC credit-agreement indebtedness, including this facility. This legacy EMC indebtedness was subsequently replaced by the 2017 Credit Agreement (as described in
Note 8. Financing Arrangements).
(+)    This facility is a component of the 2017 Credit Agreement.
(1)    The principal amount outstanding of the 2.75% convertible senior notes due 2035 as set forth in the foregoing table was
$82.5 million as of March 31, 2017, and are not the carrying amounts of this indebtedness (i.e., outstanding principal amount net of debt issuance costs and discount associated with the equity component).

Senior Secured Credit Agreement (2017 Credit Agreement)

On January 6, 2017, we entered into a senior secured credit agreement (“2017 Credit Agreement”) that provides for aggregate principal borrowings of up to $585 million, consisting of a $500 million term-loan facility (the “2017 Term Loans”) maturing January 6, 2023 and a $85 million revolving credit facility (the “2017 Revolving Loans”) maturing January 6, 2022. (As of the date of the filing of this Form 10-Q, we have fully drawn the term-loan facility and—other than approximately $1 million of availability that we are reserving for foreign currency fluctuations on outstanding letters of credit—have also fully drawn the revolving credit facility.) We used the proceeds of borrowings under the 2017 Credit Agreement to repay the then outstanding balance under a former EMC credit facility assumed in the EMC Acquisition and terminated the former credit facility assumed from EMC. In connection with this January 2017 refinancing, we recorded a loss on extinguishment of debt in the amount of $14.5 million during the first quarter of 2017.

The 2017 Term Loans initially bore interest on the outstanding principal amount thereof at a rate per annum equal to (i) the Eurocurrency Rate (as defined in the 2017 Credit Agreement) plus 6.00% or (ii) the Base Rate (as defined in the 2017 Credit Agreement) plus 5.00% or (iii) the Eurocurrency Rate (as defined in the 2017 Credit Agreement) for each Interest Period (as defined in the 2017 Credit Agreement) plus 6.00%. The 2017 Credit Agreement initially required quarterly principal payments equal to 0.25% of the original aggregate principal amount of the 2017 Term Loans, with such payments reduced for prepayments in accordance with the terms of the 2017 Credit Agreement. The 2017 Revolving Loans initially bore interest at a rate per annum equal to (i) the Base Rate plus 5.00% or (ii) the Eurocurrency Rate or EURIBOR (as defined in the 2017 Credit Agreement) plus 6.00% until the delivery of financial statements for the first full fiscal quarter ending after the date of the 2017 Credit Agreement (“Closing Date”). After the delivery of those financial statements, 2017 Revolving Loans bear interest at a rate based on the Base Rate, Eurocurrency Rate or EURIBOR (each as defined in the 2017 Credit Agreement) plus an interest-rate spread thereon that varies based on the Consolidated First Lien Net Leverage Ratio (as defined in the 2017 Credit Agreement). The spread thereon initially ranged from 4.50% to 5.00% for the Base Rate and 5.50% to 6.00% for the Eurocurrency Rate and EURIBOR. In May 2017 and October 2017, the interest rates and required quarterly principal payments for the 2017 Term Loans and the interest rates and interest-rate spreads for the 2017 Revolving Loans were amended as described below in Note 16. Subsequent Events.

The 2017 Credit Agreement also provides for the issuance of letters of credit in the amount equal to the lesser of $15.0 million and the aggregate amount of the then-remaining revolving loan commitment. As of March 31, 2017, we had outstanding letters of credit of $3.4 million under the 2017 Credit Agreement.

Certain of our subsidiaries are guarantors of our obligations under the 2017 Credit Agreement. In addition, the 2017 Credit Agreement is secured by substantially all of our tangible and intangible assets, including a pledge of all of the outstanding capital stock of substantially all of our domestic subsidiaries and 65% of the shares or equity interests of foreign subsidiaries, subject to certain exceptions.

The 2017 Credit Agreement contains various customary restrictive covenants that limit our ability to, among other things: create or incur liens on assets; make any investments, loans or advances; incur additional indebtedness, engage in mergers, dissolutions, liquidations or consolidations; engage in transactions with affiliates; make dispositions; and declare or make dividend payments. The 2017 Credit Agreement requires us to maintain compliance with a maximum consolidated first lien net leverage ratio, as set forth in the 2017 Credit Agreement. In addition, the 2017 Credit Agreement contains representations and warranties as to whether a material adverse effect on us has occurred since January 6, 2017, the closing date of the 2017 Credit Agreement. One of the conditions to drawing on the revolving credit facility is confirmation that the representations and warranties in the 2017 Credit Agreement are true on the date of borrowing, and if we are unable to make that confirmation, including that no material adverse effect has occurred, we will be unable to draw down further on the revolver. As of March 31, 2017, we were not in compliance with reporting covenants relating to the delivery of financial statements and other information. However, we have since obtained waivers from our lenders that extended the deadlines for delivery thereof (as described below in Note 16. Subsequent Events), and we have not at any time been in default under the 2017 Credit Agreement.

2.75% Convertible Senior Notes due 2035

In February 2015, we issued an aggregate principal amount of $82.5 million of convertible senior notes due 2035 (the “Convertible Notes”) in a private placement. The Convertible Notes were issued at par, pay interest semi-annually in arrears at an annual rate of 2.75% and mature on February 15, 2035, unless earlier repurchased, redeemed or converted pursuant to the terms of the Convertible Notes. In certain circumstances and subject to certain conditions, the Convertible Notes are convertible at an initial conversion rate of 53.9084 shares of common stock per $1,000 principal amount of notes (which represents an initial conversion price of approximately $18.55 per share), subject to adjustment. Holders of the Convertible Notes may convert their Convertible Notes at their option at any time prior to the close of business on the business day immediately preceding November 15, 2034, only if one or more of the following conditions has been satisfied: (1) during any calendar quarter beginning after March 31, 2015 if the closing price of our common stock equals or exceeds 130% of the respective conversion price per share during a defined period at the end of the previous quarter, (2) during the five consecutive business day period immediately following any five consecutive trading day period in which the trading price per $1,000 principal amount of Convertible Notes for each trading day was less than 98% of the product of the last reported sale price of our common stock and the conversion rate on each such trading day; (3) if specified corporate transactions occur, or (4) if we call any or all of the Convertible Notes for redemption, at any time prior to the close of business on the second business day immediately preceding the redemption date. On or after November 15, 2034, until the close of business on the second scheduled trading day immediately preceding the maturity date, a holder may convert all or a portion of its Convertible Notes at any time, regardless of the foregoing circumstances.

On February 20, 2022, February 20, 2025 and February 20, 2030 and if we undergo a “fundamental change” (as defined in the indenture governing the Convertible Notes (the “Indenture”)), subject to certain conditions, a holder will have the option to require us to repurchase all or a portion of its Convertible Notes for cash at a repurchase price equal to 100% of the principal amount of the Convertible Notes to be repurchased, plus any accrued and unpaid interest, if any, to, but excluding, the relevant repurchase date. If our common stock ceases to be listed or quoted on Nasdaq, this would constitute a “fundamental change,” as defined in the Indenture, and the holders of the Convertible Notes would have the right to require us to repurchase all or a portion of their convertible notes at a repurchase price equal to 100% of the principal amount of our convertible notes to be repurchased. In addition, upon the occurrence of a “make-whole fundamental change” (as defined in the Indenture) or if we deliver a redemption notice prior to February 20, 2022, we will, in certain circumstances, increase the conversion rate for a holder that converts its Convertible Notes in connection with such make-whole fundamental change or redemption notice, as the case may be.

The Company may not redeem the Convertible Notes prior to February 20, 2019. The Company may, at its option, redeem all or part of the Convertible Notes at any time (i) on or after February 20, 2019 if the last reported sale price per share of our common stock has been at least 130% of the conversion price then in effect for at least 20 trading days during any 30 consecutive trading day period ending on, and including, the trading day immediately preceding the date on which we provide written notice of redemption and (ii) on or after February 20, 2022 regardless of the sale price condition described in clause (i), in each case, at a redemption price equal to 100% of the principal amount of the Convertible Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date. Upon conversion of any Convertible Note, we shall pay or deliver to the converting noteholder cash, shares of common stock or a combination of cash and shares of our common stock, at our election.

The Company separated the Convertible Notes into liability and equity components. The carrying amount of the liability component of $69.5 million (as of March 31, 2017) was calculated by measuring the fair value of similar liabilities that do not have an associated convertible feature. The carrying amount of the equity component was calculated to be $13.0 million (as of March 31, 2017), and represents the conversion option which was determined by deducting the fair value of the liability component from the principal amount of the notes. This difference represents a debt discount that is amortized to interest expense over the term of the Convertible Notes. The equity component is not remeasured as long as it continues to meet the conditions for equity classification.

In accounting for the direct transaction costs (the “issuance costs”) related to the Convertible Notes, we allocated the total amount of issuance costs incurred to the liability and equity components based on their relative values. We recorded issuance costs of $1.8 million and $0.3 million to the liability and equity components, respectively. Issuance costs, including fees paid to the initial purchasers who acted as intermediaries in the placement of the Convertible Notes, attributable to the liability component are presented in the Condensed Consolidated Balance Sheets as a direct deduction from the carrying amount of the debt instrument and are amortized to interest expense over the term of the Convertible Notes in the Condensed Consolidated Statements of Operations. The issuance costs attributable to the equity component are netted with the equity component and included within Additional paid-in capital in the Condensed Consolidated Balance Sheets. Interest expense related to the amortization expense of the issuance costs associated with the liability component was not material during the three months ended March 31, 2017.

As of March 31, 2017 and December 31, 2016, the outstanding principal on the Convertible Notes was $82.5 million, and the outstanding Convertible Notes balance, net of debt issuance costs and discount associated with the equity component, was $69.2 million and $69.0 million, respectively. Subsequent to March 31, 2017, we became non-compliant with our obligations under the Indenture relating to the delivery to the Indenture trustee of our 2016 annual financial statements and interim financial statements for the quarters ended March 31, June 30 and September 30, 2017, and such non-compliance constituted an Event of Default (as defined in the Indenture) under the Indenture. As a result, immediately after the occurrence of the Event of Default and through such time as the noncompliance was continuing, we incurred additional interest on the Convertible Notes at a rate equal to (i) 0.25% per annum of the principal amount of the Convertible Notes outstanding for each day during the first 90 days after the occurrence of each Event of Default and (ii) 0.50% per annum of the principal amount of the Convertible Notes outstanding from the 91st day until the 180th day following the occurrence of each such Event of Default. (The Company cured its non-compliance relating to the delivery of the 2016 annual financial statements by filing its 2016 Form 10-K on November 17, 2017 and relating to the March 31, June 30 and September 30, 2017 financial statements by filing this Form 10-Q and the Q2 Form 10-Q and the Q3 Form 10-Q.) However, the maximum additional interest was capped at 0.50% per annum irrespective of how many Events of Default are in existence at any time for our failure to deliver any required financial statements. The aggregate penalty interest incurred during this period of non-compliance was approximately $0.2 million.

On the 181st day after each Event of Default (such 181st date, the “Notes Acceleration Date”) the Convertible Notes will be immediately due and payable if the noncompliance is not cured or waived by such date and the noteholders elect to so accelerate. For the interim financial statements for the quarters ended March 31, June 30 and September 30, 2017, the Notes Acceleration Date would have occurred in February 2018, May 2018 and September 2018, respectively. As noted above, the Company cured the Events of Default relating to the delivery of the 2016 annual financial statements by filing its 2016 Form 10-K on November 17, 2017 and relating to the March 31, June 30 and September 30, 2017 financial statements by filing this Form 10-Q and the Q2 Form 10-Q and the Q3 Form 10-Q, and so the noteholders will not have any right to elect to accelerate the Convertible Notes as a result of those Events of Default.

Other Debt

With the acquisition of Travel Entertainment Group Equity Limited and subsidiaries (“IFES”) on October 18, 2013, the Company assumed a $1.1 million mortgage maturing in October 2032 that bears interest at a rate equal to 1.75% per annum. Interest is paid on a monthly basis. There was no accrued interest owing on the mortgage as of March 31, 2017 and December 31, 2016. As of March 31, 2017 and December 31, 2016, there was $0.7 million due on the principal amount of the mortgage.

In connection with the EMC Acquisition, the Company assumed approximately $1.1 million of capital lease obligations. The Company also entered into an additional $1.0 million capital lease obligation during 2016. These leases expire at various dates through 2020. As of March 31, 2017 and December 31, 2016, we had $1.8 million and $2.0 million of capital lease obligations, respectively, included in Other debt. Other debts also include an equipment financing arrangement totaling $0.5 million as of March 31, 2017, which is to mature in June 2019.

The aggregate contractual maturities of all borrowings due subsequent to March 31, 2017 are as follows (in thousands):

Years Ending December 31,	Amount
2017 (remaining nine months)	$4,996
2018	5,745
2019	5,628
2020	5,313
2021	5,041
Thereafter	609,234
Total	$635,957

Note 9.    Commitments and Contingencies

Movie License and Internet Protocol Television (“IPTV”) Commitments

In the ordinary course of business, we have long-term commitments, such as license fees and guaranteed minimum payments owed to content providers. In addition, we have long-term arrangements with service and television providers to license and provide content and IPTV services that are subject to future guaranteed minimum payments from us to the licensor.

The following is a schedule of future minimum commitments under movie and IPTV arrangements as of March 31, 2017 (in thousands):

Years Ending December 31,	Amount
2017 (remaining nine months)	$32,437
2018	34,153
2019	5,750
2020	1,084
2021	500
Thereafter
Total	$73,924

Operating Lease Commitments

The Company leases its operating facilities under non-cancelable operating leases that expire on various dates through 2025. Certain operating leases provide us with the option to renew for additional periods. Where operating leases contain escalation clauses, rent abatements, and/or concessions, such as rent holidays and landlord or tenant incentives or allowances, we apply them in the determination of straight-line rent expense over the lease term. Some of our operating leases require the payment of real estate taxes or other occupancy costs, which may be subject to escalation. The Company also leases some facilities and vehicles under month-to-month arrangements.

The following is a schedule of future minimum lease payments under operating leases as of March 31, 2017 (in thousands):

Years Ending December 31,	Amount
2017 (remaining nine months)	$3,303
2018	2,746
2019	2,350
2020	1,862
2021	1,794
Thereafter	4,036
Total	$16,091

Total rent expense for the three months ended March 31, 2017 and 2016 was $1.8 million and $1.1 million, respectively.

Capital Leases

The Company leases certain computer software and equipment under capital leases that expire on various dates through 2020. The current portion and non-current portion of capital lease obligations are included in Current portion of long-term debt and Long-term debt, respectively, on the Condensed Consolidated Balance Sheets. As of March 31, 2017, future minimum lease payments under these capital leases were as follows (in thousands):

Year Ending December 31,	Amount
2017 (remaining nine months)	$853
2018	617
2019	443
2020	371
Total minimum lease payments	2,284
Less: amount representing interest	(141)
Present value of net minimum lease payments	2,143
Less current portion	(962)
Capital lease obligation, non-current	$1,181

Satellite Capacity Commitments

The Company maintains agreements with satellite service providers to provide for satellite capacity. The Company expenses these satellite fees in the month the service is provided as a charge to licensing and services cost of sales.

In connection with the EMC Acquisition, the Company assumed several contractual commitments for satellite services. During the third quarter of 2016, EMC entered into an amendment to its existing service agreement with one of its satellite service providers. Under this amendment, the amount of committed satellite bandwidth was significantly increased and our total contract commitment was increased by $40 million.

The following is a schedule of future minimum satellite costs as of March 31, 2017 (in thousands):

Years Ending December 31,	Amount
2017 (remaining nine months)	$70,385
2018	82,693
2019	75,330
2020	52,789
2021	29,823
Thereafter	134,692
Total	$445,712

Other Commitments

In connection with the EMC Acquisition, the Company was obligated to pay the EMC seller up to an additional $25.0 million on the first anniversary date in, at the Company’s option, (a) cash, (b) newly issued shares of Company common stock or (c) a combination of cash and newly issued shares of Company common stock. On July 27, 2017, we elected to satisfy this obligation wholly in newly issued shares of our common stock, and satisfied the obligation by issuing 5,080,049 shares of common stock at that time to the EMC seller.

Through the acquisitions of WOI, RMG, masFlight and navAero in 2015, the Company agreed to future contingent earn-out obligations relating to future performance of those businesses. As of March 31, 2017 and December 31, 2016, the total earn-out liability was approximately $2.0 million and $2.0 million, respectively, with potential payouts on specified dates through 2020.

In the normal course of business, the Company enters into future purchase commitments with some of its connectivity vendors to secure future inventory for its airlines customers and the development pertaining to engineering and antenna projects. At March 31, 2017, the Company also had outstanding letters of credit in the amount of $4.2 million, of which $3.4 million issued under the letter of credit facility under the 2017 Credit Agreement. See Note 8. Financing Arrangements.

Contingencies

We are subject to various legal proceedings and claims that have arisen in the ordinary course of business and that have not been fully adjudicated. We record accruals for loss contingencies when our management concludes it is probable that a liability has been incurred and the amount of the related loss can be reasonably estimated. On a regular basis, our management evaluates developments in legal proceedings and other matters that could cause an increase or decrease in the amount of the liability that has been accrued previously. While it is not possible to accurately predict or determine the eventual outcomes of these matters, an adverse determination in one or more of these matters could have a material adverse effect on our consolidated financial position, results of operations or cash flows. Some of our legal proceedings as well as other matters that our management believes could become significant are discussed below:

•
Music Infringement and Related Claims. On May 6, 2014, UMG Recordings, Inc., Capitol Records, Universal Music Corp. and entities affiliated with the foregoing (collectively, “UMG”) filed suit in the United States District Court for the Central District of California against us and Inflight Productions Ltd. (“IFP”) for copyright infringement and related claims and unspecified money damages. IFP is a direct subsidiary of Global Entertainment AG (formally AIA) and as such is our indirect subsidiary. In August 2016, we entered into settlement agreements with major record labels and publishers, including UMG, to settle music copyright infringement and related claims (the “Sound-Recording Settlements”). As a result of the Sound-Recording Settlements, we paid approximately $18.0 million in cash and issued approximately 1.8 million shares of our common stock to settle lawsuits and other claims. Under the settlement agreement with UMG, we paid UMG an additional $5.0 million in cash in March 2017 and agreed to issue 500,000 additional shares of our common stock when and if our closing price of our common stock exceeds $10.00 per share and 400,000 additional shares of our common stock when and if the closing price of our common stock exceeds $12.00 per share.

In 2016, we received notices from several other music rights holders and associations acting on their behalf regarding potential claims that we infringed their music rights and the rights of artists that they represent. To date, none of these rights holders or associations has initiated litigation against us. We have not accrued a reserve for these loss contingencies at this time because we do not currently believe that a material loss relating to these matters is probable. Based on our previous music litigation experience, we believe that a material loss relating to these matters is reasonably possible, but we are currently unable to estimate the amount of such loss at this time due to the preliminary nature of the potential claims. We intend to vigorously defend ourselves against these claims.

•
SwiftAir Litigation. On August 14, 2014, SwiftAir, LLC filed suit against our wholly owned subsidiary Row 44 and one of its airline customers for breach of contract, quantum meruit, unjust enrichment and similar claims and money damages in the Superior Court of California for the County of Los Angeles. SwiftAir and Row 44 had a contractual relationship whereby Row 44 agreed to give SwiftAir access to its portal for one of its airline customers so that SwiftAir could market its destination deal product to the airline customer’s passengers. In 2013, after Row 44’s customer decided not to proceed with SwiftAir’s destination deal product, Row 44 terminated the contract. In its lawsuit, SwiftAir seeks approximately $9.0 million in monetary damages against Row 44 and its airline customer. The Court has scheduled the trial for this matter in February 2018. We have not accrued a reserve for this loss contingency at this time because we do not currently believe that a material loss relating to this matter is probable. We believe that a material loss relating to this matter is reasonably possible, but we are currently unable to estimate the amount of the potential loss at this time. We intend to vigorously defend ourselves against this claim.

•
AMN Litigation. On March 4, 2016, Advanced Media Networks (“AMN”) filed suit against EMC (which is our wholly owned subsidiary) and Maritime Telecommunications Network, Inc., a wholly-owned indirect subsidiary of EMC (“MTN”) in U.S. District Court for the Southern District of Florida, for allegedly infringing two of AMN’s patents and seeking injunctive relief and unspecified monetary damages. We had recorded a loss contingency and indemnification receivable due from the seller of EMC for this matter in the purchase price accounting and as of December 31, 2016. In June 2017 however, EMC and MTN settled the lawsuit with AMN, and pursuant to the purchase agreement whereby EMC purchased the MTN business, the sellers of the MTN business indemnified EMC and MTN for the full settlement amount and all related legal expenses.

•
STM Litigation. On April 12, 2016, STM Atlantic N.V. and STM Group, Inc. (jointly, the “STM Sellers”) filed a breach-of-contract action in Delaware Superior Court against EMC relating to EMC’s 2013 acquisition of STM Norway AS, STMEA (FZE), Vodanet Telecomuniçacões Ltda. and STM Networks from the STM Sellers. The STM Sellers allege, among other things, that EMC breached earn-out provisions in the purchase agreement by failing to develop and sell sat-link technology following the acquisition closing. The STM Sellers seek $20 million in damages. The Court has scheduled the trial for this matter in February 2018. We have not accrued a reserve for these loss contingencies at this time because we do not currently believe that a material loss relating to these matters is probable. We believe that a material loss relating to this matter is reasonably possible, but we are currently unable to estimate the amount of such loss at this time. Additionally, pursuant to the purchase agreement whereby we purchased the EMC business, the seller of the EMC business agreed to indemnify us in full for this claim and assumed the defense of this matter. We intend to vigorously defend ourselves against this claim.

•
Securities Class Action Litigation. On February 23, 2017 and on March 17, 2017, following our announcement that we anticipated a delay in our 2016 Form 10-K filing and that our former CEO and former CFO would separate from us, three putative securities class action lawsuits were filed in United States District Court for the Central District of California. These lawsuits alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act against us, our former CEO and two of our former CFOs. The plaintiffs voluntarily dismissed two of these lawsuits. The third lawsuit, brought by putative stockholder M&M Hart Living Trust and Randi Williams (the “Hart complaint”), alleged that we and the other defendants made misrepresentations and/or omitted material information about the EMC Acquisition, our projected financial performance and synergies following that acquisition, and the impact of that acquisition on our internal controls over financial reporting. The plaintiffs sought unspecified damages, attorneys’ fees and costs. On November 2, 2017, the Court granted our and the other defendants’ motion to dismiss the Hart complaint, and dismissed the action with prejudice. On November 30, 2017, the plaintiffs filed a motion to alter or amend the Court’s previous judgment of dismissal to permit them to file a further amended complaint. On January 8, 2018 the Court denied the plaintiffs’ motion to alter or amend the previous judgment. On January 29, 2018, the plaintiffs filed a notice of appeal to the United States Court of Appeals for the Ninth Circuit from the Court’s denial of the plaintiffs’ motion to alter or amend the judgment. We have not accrued a reserve for this loss contingency at this time because we currently believe that a material loss relating to this matter is remote. We intend to vigorously defend ourselves against this claim.

In addition, from time to time, we are or may be party to various additional legal matters incidental to the conduct of our business. Some of the outstanding legal matters include speculative claims for indeterminate amounts of damages, for which we have not recorded any contingency reserve. Additionally, we have determined that other legal matters are likely not material to our financial statements, and as such have not discussed those matters above. Although we cannot predict with certainty the ultimate resolution of these speculative and immaterial matters, based on our current knowledge, we do not believe that the outcome of any of these matters will have a material adverse effect on our financial statements.

Note 10.    Related Party Transactions

Loan Agreement with Lumexis

On February 24, 2016, we entered into a loan agreement (the “Loan Agreement”) with Lumexis Corporation (“Lumexis”), a company that provided in-flight entertainment systems to airlines. Lumexis was at the time majority-owned by PAR Investment Partners, L.P. (“PAR”), which beneficially owned approximately 31.9% of our outstanding shares of common stock as of January 22, 2018. At the time we entered into the Loan Agreement, the Chair of our Board of Directors was also a Managing Partner of PAR and a member of Lumexis’s board of directors.

The Loan Agreement provided for extensions of credit by us to Lumexis of up to $5.0 million. Our Board of Directors considered the Loan Agreement under our policies and procedures regarding related person transactions, and determined that it was appropriate and in our best interests and our stockholders to enter into the Loan Agreement due to Lumexis’ position as an important supplier to flydubai (one of our connectivity customers) and to another airline that was a potential customer, and in light of Lumexis’s future business prospects. Our Board of Directors further determined that the parties’ relationships did not give rise to any material conflict of interest in entering into the Loan Agreement. Our Board Chair recused himself from discussions regarding the Loan Agreement and did not vote on whether we should enter into the transaction.

The Loan Agreement qualifies Lumexis as our variable interest entity. In accordance with ASC 810, Consolidation, we were not deemed to be the primary beneficiary of Lumexis because we did not hold any power over Lumexis’s activities that most significantly impacted its economic performance. Therefore, Lumexis was not subject to consolidation into our financial reporting. The maximum exposure to loss as a result of the Loan Agreement was the outstanding principal balance of the loan and any accrued interest thereon.

The borrowings under the Loan Agreement were evidenced by a senior secured promissory note (the “Note”) and bore interest at a per annum rate of 15%. The outstanding principal and accrued interest thereon were payable in full on December 31, 2016. As a result of information provided by Lumexis, in June 2016 as to the note’s collectability and Lumexis’s insolvency, our management impaired the value of Note during the three months ended June 30, 2016 and discontinued accruing interest receivable.

On December 5, 2016, we, Lumexis and PAR entered into a Partial Cancellation of Debt and Acceptance of Collateral, which provided a transfer of certain assets in the amount of $0.2 million to us in partial satisfaction of the Lumexis’ principal amount of the outstanding debt. On January 6, 2017, we—as the senior-most secured creditor of Lumexis—then foreclosed on substantially all of Lumexis’s remaining assets pursuant to a public foreclosure auction. Subsequent to March 31, 2017, during the third quarter of 2017, the Company entered into an arrangement with flydubai to sell to flydubai certain of the assets acquired on January 6, 2017. The arrangement resulted in a recovery of approximately $0.2 million during the three months ended September 30, 2017.

Due from WMS

In connection with the EMC Acquisition, the Company acquired a 49% equity interest in WMS. The Company accounts for its interest in WMS using the equity method and includes the Company’s share of WMS’s profits or losses in Income from equity method investments in the Condensed Consolidated Statements of Operations. During the three months ended March 31, 2017, sales to WMS (for the Company’s services provided to WMS for WMS’s onboard cellular equipment) were approximately $0.3 million under the terms of the WMS operating agreement and an associated master services agreement with WMS. These sales are included in Revenue in the Condensed Consolidated Statements of Operations. As of March 31, 2017 and December 31, 2016, we had a balance due from WMS of $0.1 million and $0.1 million, respectively, included in Accounts receivable, net in the Condensed Consolidated Balance Sheets.

Due to Santander

Also in connection with the EMC Acquisition, the Company acquired a 49% equity interest in Santander. The Company accounts for its interest in Santander using the equity method and includes our share of Santander’s profits or losses in Income from equity method investments in the Condensed Consolidated Statements of Operations. As of March 31, 2017 and December 31, 2016 the Company owed Santander approximately $0.3 million and $0.8 million, respectively, included in Accounts payable and accrued liabilities in the Condensed Consolidated Balance Sheets, for their teleport services and related network operations support services.

Transactions with TRIO Connect, LLC and its Affiliates

In July 2015, EMC divested its interest in TRIO Connect, LLC (“TRIO”), a joint venture formed to commercialize EMC’s ARABSAT Ka Band contract, such that TRIO became then owned by funds affiliated with ABRY Partners (a former EMC majority owner and one of our current significant stockholders), Abel Avellan (our former President and Chief Strategy Officer, who left the Company in April 2017) and other equity holders not affiliated with us. Global Eagle did not acquire the TRIO business as a part of the EMC Acquisition.

Prior to the EMC Acquisition, EMC and its subsidiaries had collectively made various loans to TRIO and its affiliated entities in an aggregate principal of approximately $5.7 million. Also, prior to the EMC Acquisition, STMEA (FZE), a wholly-owned subsidiary of TRIO, had made equipment sales and provided employee payroll services to EMC and its subsidiaries in an aggregate amount equal to approximately $4.9 million. After applying the trade payables against the outstanding loan amounts, TRIO and its affiliates collectively owed EMC and its subsidiaries approximately $0.8 million (as of July 2016). Due to the deterioration of TRIO’s financial condition, EMC determined the remaining balance was uncollectible and fully impaired the value of the loan receivable prior to the EMC Acquisition. The Company did not pay any consideration for the loan receivable in the EMC Acquisition, although the Company did assume the receivable in the EMC Acquisition. The Company believes that the receivable is now uncollectible, and as such expects to forgive it in full in the near future.

In addition, immediately following the EMC Acquisition, EMC’s employees in the UAE were managed and employed by TRIO’s UAE entity. Because EMC did not have its own entity in UAE at the time we acquired EMC, the Company (through EMC) entered into a transition services agreement with TRIO whereby TRIO would continue to employ the UAE employees for the Company’s benefit—and “second” them to the Company at cost—until the Company formed its own licensed UAE subsidiary. For the three-month period (July 2016 to October 2016) following the EMC Acquisition, the Company paid to TRIO approximately $0.6 million for payroll related services and expenses for the “seconded” employees. The Company did not pay any further amounts under the transition services agreement after October 2016.

Between October 2016 and August 2017, the Company made payments to TRIO totaling $0.4 million for equipment purchases and service fees in connection with various customer contracts. In September 2017, the Company made additional equipment purchases totaling $0.4 million for customer orders and for inventory purposes. All of these purchase transactions were on arms’-length pricing and terms.

Subscription Receivable with Former Employee

A former employee is party to a Secured Promissory Note dated July 15, 2011, pursuant to which the former employee agreed to pay the Company (as successor to Row 44, Inc., which is a Company subsidiary) a principal sum of approximately $0.4 million, plus interest thereon at a rate of 6% per annum. The former employee granted the Company a security interest in shares of Row 44 held by him (which Row 44 shares were subsequently converted into 223,893 shares of the Company’s common stock) to secure his obligations to repay the loan. As of March 31, 2017 and December 31, 2016, the balance of the note (with interest) was approximately $0.6 million, which is presented as a subscription receivable. We recognize interest income on the note when earned (using the simple interest method) but have not collected any interest payments since the origination of the note. Interest income recognized by the Company during the three months ended March 31, 2017 and March 31, 2016 was not material. The Company makes ongoing assessments regarding the collectability of this note and the subscription receivable balance.

masFlight Earn-Out

In August 2015, the Company acquired masFlight for approximately $10.3 million in cash and $9.3 million in contingent consideration. A former executive of masFlight (Joshua Marks) is now an executive officer of the Company. As a portion of the contingent consideration is subject to future employment of certain employees of masFlight, such contingent consideration is recorded as compensation expense subsequent to the acquisition date. During the three months ended March 31, 2017, we recognized compensation expense of less than $0.1 million relating to the masFlight contingent consideration. As of March 31, 2017, the remaining earn-out compensation liability was $0.2 million, the beneficiaries of which include Mr. Marks and other former masFlight equity holders. This compensation liability was terminated in August 2017 without any required payment by us relating thereto.

Note 11.    Common Stock, Share-Based Awards and Warrants

Common Stock

Issuance of Common Stock

The Company issued approximately 5.5 million shares of its common stock to the EMC seller on July 27, 2016 in connection with the EMC Acquisition. On the first anniversary of the EMC Acquisition, on July 27, 2017, the Company issued to the EMC seller an additional approximately 5.0 million shares of the Company’s common stock. Pursuant to the EMC purchase agreement, 50% of the newly issued shares was valued at $8.40 per share, and 50% was valued at the volume-weighted average price of a share of Company common stock measured two days prior the first anniversary date.

Furthermore, in August 2016, the Company issued approximately 1.8 million shares of its common stock as partial consideration for the Sound-Recording Settlements. The Company is obligated to issue an additional 500,000 shares of its common stock to UMG in connection with the litigation when and if the share price of the Company’s common stock exceeds $10.00 per share and an additional 400,000 shares of its common stock when and if the closing price exceeds $12.00 per share (together, the “Supplemental Shares”) at any time in the future if the share price reaches these price thresholds. In lieu of issuing the Supplemental Shares of the Company’s common stock upon exceeding the respective share price thresholds, the Company may pay the equivalent in cash at its sole discretion. If the Company were to experience a liquidation event, as defined in the settlement documentation, and if the equivalent liquidation price per share at that time exceeds one or both of the share price thresholds, the Company is obligated to pay the equivalent liquidation price per share in cash in lieu of issuing the Supplemental Shares. See Note. 9 Commitments and Contingencies for a further description of the Sound-Recording Settlements.

2013 Equity Plan

Under our 2013 Amended and Restated Equity Incentive Plan (as amended, the “2013 Equity Plan”), the Administrator of the Plan, which is the Compensation Committee of our Board of Directors, was able to grant up to 11,000,000 shares (through stock options, restricted stock, restricted stock units (“RSUs”)) (including both time-vesting and performance-based RSUs) and other incentive awards) to employees, officers, non-employee directors, and consultants. We ceased using the 2013 Equity Plan for new equity issuances in December 2017 upon receiving stockholder approval of our new 2017 Omnibus Long-Term Incentive Plan, although we continue to have outstanding previously granted equity awards issued under the 2013 Equity

Plan. These previously granted awards represent the right to receive 7,070,298 shares of our common stock (as of January 18, 2018) if and when they later vest and/or are exercised. See “2017 Equity Plan” immediately below.

2017 Equity Plan

On December 21, 2017, our stockholders approved a new 2017 Omnibus Long-Term Incentive Plan (the “2017 Omnibus Plan”). We had 2,097,846 shares remaining shares available for issuance under the 2013 Equity Plan (as of that date) and those shares rolled into the 2017 Omnibus Plan and are now available for grant thereunder. The 2017 Omnibus Plan separately made available 6,500,000 shares of our common stock for new issuance thereunder, in addition to those rolled over from the 2013 Equity Plan. The Administrator of the 2017 Omnibus Plan, which is the Compensation Committee of our Board of Directors, may grant share awards (through stock options, restricted stock, RSUs (including both time-vesting and performance-based RSUs) and other incentive awards) to employees, officers, non-employee directors, and consultants.

Stock Repurchase Program

In March 2016, the Company’s Board of Directors authorized a stock repurchase program under which the Company may repurchase up to $50.0 million of its common stock. Under the stock repurchase program, the Company may repurchase shares from time to time using a variety of methods, which may include open-market purchases and privately negotiated transactions. The extent to which the Company repurchases its shares, and the timing and manner of such repurchases, will depend upon a variety of factors, including market conditions, regulatory requirements and other corporate considerations, as determined by management. The Company measures all potential buybacks against other potential uses of capital that may arise from time to time. The repurchase program does not obligate the Company to repurchase any specific number of shares, and may be suspended or discontinued at any time. The Company expects to finance any purchases with existing cash on hand, cash from operations and potential additional borrowings. The Company did not repurchase any shares of its common stock during the three months ended March 31, 2017 and 2016. As of March 31, 2017 the remaining authorization under the stock repurchase plan was $44.8 million.

Stock-Based Compensation Expense

Stock-based compensation expense related to all employee and, where applicable, non-employee stock-based awards for the three months ended March 31, 2017 and 2016 was as follows (in thousands):

	Three Months Ended March 31,
	2017	2016
Cost of services	$87	$75
Sales and marketing	175	168
Product development	171	248
General and administrative	1,418	1,578
Total	$1,851	$2,069

Warrants

Legacy Row 44 Warrants

In conjunction with the business combination with Row 44 and Advanced Inflight Alliance AG in January 31, 2013, the Company converted 21,062,500 Row 44 warrants into warrants to purchase up to 721,897 shares of the Company’s common stock. We refer to these warrants (which became warrants to purchase our common stock) as “Legacy Row 44 Warrants”. The following is a summary of the Legacy Row 44 Warrants outstanding as of March 31, 2017 with the “Number of Warrants” in the table below indicating the shares of our common stock underlying the Legacy Row 44 Warrants:

	Number of Warrants (in thousands) (1)	Weighted Average Exercise Price per Warrant	Weighted Average Remaining Life (in years)
Legacy Row 44 Warrants (2)	477	$8.62	0.18

(1)	Not presented in the table above is 689,481 Legacy Row 44 Warrants for which the exercise period expired on March 19, 2017.

(2)	Originally issuable for Row 44’s Series C preferred stock and now issuable for Company common stock. The exercise period for these Legacy Row 44 Warrants expired on June 7, 2017.

Public SPAC Warrants

The following is a summary of Public SPAC Warrants (which are exercisable for our common stock) for the three months ended March 31, 2017, with the “Number of Warrants” in the table below indicating the shares of our common stock underlying the Public SPAC Warrants:

	Number of Warrants (in thousands)	Weighted Average Exercise price	Weighted Average Remaining Contractual Term (in years)
Outstanding and exercisable at March 31, 2017	6,173	$11.50	0.84

The Company accounted for its 6,173,228 Public SPAC Warrants as derivative liabilities as of March 31, 2017. During the three months ended March 31, 2017 and 2016, the Company recorded income of approximately $0.4 million and $5.9 million, respectively, in the Condensed Consolidated Statement of Operations as a result of the marked to fair value adjustment of these warrants at the respective balance sheet dates. As of March 31, 2017, the fair value of Public SPAC Warrants issued by the Company was estimated using the Black-Scholes option pricing model. The Public SPAC Warrants have a five-year term that will expire on January 31, 2018. In the event the Company’s closing stock price is at or above $17.50 for twenty of thirty consecutive trading days, the Company can redeem the 6,173,228 Public SPAC Warrants for $0.01 per warrant following a 30-day notice period, during which period holders may exercise their warrants at $11.50 per share, with estimated proceeds of approximately $71.0 million, unless management decides, at its option, to make them exercisable on a cashless basis.

Warrant Repurchase Program

During the year ended December 31, 2014, the Board of Directors authorized the Company to repurchase Public SPAC Warrants for an aggregate purchase price, payable in cash and/or shares of common stock, of up to $25.0 million (inclusive of prior warrant purchases). In August 2015, the Board of Directors increased this amount by an additional $20.0 million. As of March 31, 2017, $16.7 million remained available for warrant repurchases under this Warrant Repurchase Program. The amount the Company spends (and the number of Public SPAC Warrants repurchased) varies based on a variety of factors, including the warrant price. The Company did not repurchase any warrants during the three months ended March 31, 2017 and 2016.

Note 12.    Income Taxes

The Company recorded an income tax provision of $2.8 million and $3.2 million for the three months ended March 31, 2017 and 2016, respectively. In general, our effective rate differs from the federal income tax rate due to the effects of foreign tax rate differences, changes in unrecognized tax benefits, changes in valuation allowance, and deferred tax expense on amortization of indefinite-lived intangible assets

Due to uncertainty as to the realization of benefits from the Company's U.S. and certain international net deferred tax assets, including net operating loss carryforwards, the Company has a full valuation allowance reserved against such net deferred tax assets. The Company intends to continue to maintain a full valuation allowance on certain jurisdictions’ net deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of these allowances.

As of March 31, 2017 and December 31, 2016, the liability for income taxes associated with uncertain tax positions was $11.7 million and $11.0 million, respectively. The net increase in the liability during the first quarter of 2017 was primarily attributable to reserves for tax positions taken by one of the Company’s Canadian subsidiaries. As of March 31, 2017 and December 31, 2016, the Company had accrued $6.3 million and $5.9 million, respectively, of interest and penalties related to uncertain tax positions. It is reasonably possible that the amount of the unrecognized benefit with respect to certain of the Company’s unrecognized tax positions may significantly decrease within the next 12 months. This change may be the result of ongoing audits or the expiration of federal and state statutes of limitations for the assessment of taxes.

In December, 2017, the United States enacted new U.S. federal tax legislation known as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act significantly revises the U.S. corporate income tax regime by, among other things, lowering corporate income tax rates, implementing a territorial tax system and imposing a repatriation tax on deemed repatriated earnings of foreign subsidiaries.

We have performed preliminary analyses of the impacts of the Tax Act using information known or knowable at this time. Under these preliminary analyses, we estimate that we will record additional GAAP tax benefits in the fourth quarter of 2017 in a range of $5 million to $8 million related to a decrease in the valuation of our deferred tax liabilities. The impact of the Tax Act may however differ from our preliminary estimate due to, among other things, changes in interpretations and assumptions we have made, U.S. Internal Revenue Service and Treasury Department guidance that may be issued and actions we may take. Our management is still evaluating the effects of Tax Act provisions, and this preliminary assessment above does not purport to disclose all changes of the Tax Act which could have material positive or negative impacts on our current or future tax position.

Note 13.    Segment Information

During the first quarter of 2017, the Company reported its operations through three reportable segments: Media & Content, Aviation Connectivity and Maritime & Land Connectivity. Prior to the EMC Acquisition in the third quarter of 2016, the Company operated through two operating segments: Media & Content and Connectivity. Following the EMC Acquisition, because the Company had acquired a significant number of new customers in different markets and geographic areas of operations and given a then-new management structure and corresponding organizational changes the Company re-evaluated its reportable segments and concluded that a change to its reportable segments was appropriate and consistent with how its chief operating decision maker (“CODM”) would manage the Company’s operations for purposes of evaluating financial performance and allocating resources. As such, during the fourth quarter of 2016, as a result of the EMC Acquisition, the Company formed a Maritime & Land Connectivity segment.

In the second quarter of 2017 however, following changes in our senior management (including our CODM) and organizational changes across our business, we reorganized our business from three operating segments back into two operating segments—Media & Content and Connectivity—primarily through integrating the business and operations of our former Aviation Connectivity segment with that of our former Maritime & Land Connectivity segment. Our CODM determined this was appropriate based on the similarities and synergies between these two segments relating to satellite bandwidth and equipment used in those businesses as well as on our restructured organizational reporting lines across our business departments.

The CODM evaluates financial performance and allocates resources by reviewing revenue, costs of sales and contribution profit separately for our various segments. Total segment gross margin provides the CODM a measure to analyze operating performance of each of the Company’s operating segments and its enterprise value against historical data and competitors’ data, although historical results may not be indicative of future results, as operating performance is highly contingent on many factors, including customer tastes and preferences. All other financial information is reviewed by the CODM on a consolidated basis.

The following table summarizes revenue and gross margin by our reportable segments (as they existed as of March 31, 2017) for the three months ended March 31, 2017 and 2016 (in thousands):

	Three Months Ended March 31,
	2017	2016
Revenue:
Media & Content
Licensing and services	$76,380	$83,606
Aviation Connectivity (former segment)(*)
Services	28,195	24,225
Equipment	6,563	5,986
Total	34,758	30,211
Maritime & Land Connectivity (former segment)(*)(+)
Services	39,068	—
Equipment	2,386	—
Total	41,454	—
Total revenue	$152,592	$113,817
Gross Margin:
Media & Content	$22,125	$27,969
Aviation Connectivity (former segment)(*)	9,733	9,080
Maritime & Land Connectivity (former segment)(*)	10,194	—
Total Gross Margin	42,052	37,049
Other operating expenses	143,465	42,042
Loss from operations	$(101,413)	$(4,993)

(*) As noted in the narrative preceding this table, we reorganized our business into two Operating Segments (Media & Content and Connectivity) in the second quarter of 2017.
(+) We acquired EMC (which became our Maritime & Land Connectivity reporting segment) in July 2016, and as such do not report the financial performance of this business at March 31, 2016.

The Company’s total assets by segment were as follows (in thousands):

	March 31, 2017	December 31, 2016
Segment Assets:
Media & Content	$374,456	$391,668
Aviation Connectivity (former segment)(*)	178,121	151,136
Maritime & Land Connectivity (former segment)(*)	462,106	539,327
Total segment assets	1,014,683	1,082,131
Corporate assets	75,611	17,304
Total assets	$1,090,294	$1,099,435

(*) As noted in the narrative preceding this table, we reorganized our business into two Operating Segments (Media & Content and Connectivity) in the second quarter of 2017.

Note 14.    Concentrations

Concentrations of Credit and Business Risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash and cash equivalents and accounts receivable.

As of March 31, 2017 and 2016, the Company’s cash and cash equivalents were maintained primarily with major U.S. financial institutions and foreign banks. Deposits with these institutions at times exceed the federally insured limits, which potentially subjects the Company to concentration of credit risk. The Company has not historically experienced any losses related to these balances and believes that there is minimal risk. Of our cash and cash equivalents as of March 31, 2017, approximately $32.7 million was held by our foreign subsidiaries. If these funds were repatriated for use in our U.S. operations, we may be required to pay income taxes in the U.S. on the repatriated amount at the tax rates then in effect, reducing the net cash proceeds to us after repatriation. In the event we elect to repatriate any of these funds we believe we have sufficient net operating losses for the foreseeable future to offset any repatriated income. As a result, we do not expect any such repatriation would create a tax liability in the U.S. or have a material impact on our effective tax rate.

Customer Concentration

A substantial portion of our revenue is generated through arrangements with Southwest Airlines, Inc. (“Southwest Airlines”). As of March 31, 2017 and2016, the percentage of revenue generated through this customer was as follows:

	Three Months Ended March 31,
	2017	2016
Southwest Airlines as a percentage of total revenue	18%	23%
Southwest Airlines as a percentage of Aviation Connectivity revenue	78%	85%

No other customer accounted for greater than 10% of total revenue for the periods presented. Accounts receivable from Southwest Airlines represented 8% and 12% of the total accounts receivable as of March 31, 2017 and December 31, 2016, respectively.

Note 15.    Net Loss Per Share

Basic loss per share (“EPS”) is computed using the weighted-average number of common shares outstanding during the period. Diluted loss per share is computed using the weighted-average number of common shares and the dilutive effect of contingent shares outstanding during the period. Potentially dilutive contingent shares, which consist of stock options, restricted stock units (including performance stock units), liability warrants, warrants issued to third parties and accounted for as equity instruments convertible senior notes and contingently issuable shares, have been excluded from the diluted loss per share calculation when the effect of including such shares is anti-dilutive. As illustrated in the table below, the change in the fair value of the Company’s warrants and contingently issuable shares, which are assumed to be converted into the Company’s common stock upon exercise, are adjusted to net income for purposes of computing dilutive loss per share for the three months ended March 31, 2017. Common stock to be issued upon the exercise of warrant instruments classified as a liability is included in the calculation of diluted loss per share when dilutive.

The following table sets forth the computation of basic and diluted net loss per share of common stock (in thousands, except per share amounts):

	Three Months Ended March 31,
	2017	2016
Net loss (numerator):
Net loss – basic and diluted	$(125,611)	$(2,412)

Shares (denominator):
Weighted-average shares – basic and diluted	85,440	78,643

Loss per share - basic and diluted	$(1.47)	$(0.03)

	Three Months Ended March 31,
	2017	2016
Net loss (Numerator):
Net loss	$(125,611)	$(2,412)
Net income attributable to non-controlling interest	—	—
Net loss attributable to Global Eagle Entertainment, Inc. common stockholders for basic and diluted EPS	(125,611)	(2,412)

Less: adjustment for change in fair value on warrants liability for diluted EPS after assumed exercise of warrants liability	—	—
Net loss for dilutive EPS	$(125,611)	$(2,412)

Shares (Denominator):
Weighted average common shares outstanding - basic	85,440	78,643
Dilutive effect of stock options and warrants	—	—
Weighted average common shares outstanding - diluted	85,440	78,643

Net loss per share:
Basic	$(1.47)	$(0.03)
Diluted	$(1.47)	$(0.03)

The following weighted average common equivalent shares are excluded from the calculation of the Company’s net loss per share as their inclusion would have been anti-dilutive (in thousands):

	Three Months Ended March 31,
	2017	2016
Employee stock options	6,602	5,550
Restricted stock units	1,581	242
Equity warrants (1)	1,072	88
Public SPAC Warrants (2)	6,173	6,173
2.75% convertible senior notes due 2035	4,447	4,447
EMC deferred consideration (3)	4,834	—
Contingently issuable shares (4)	900	—

(1)
These are Legacy Row 44 warrants originally issuable for Row 44 common stock and Row 44 Series C preferred stock, and now issuable for our Common Stock. See Note 11. Common Stock, Share-Based Awards and Warrants.

(2)
These are 6,173,228 warrants issued in our initial public offering to non-sponsor shareholders and we refer to them as our “Public SPAC Warrants”. See Note 11. Common Stock, Share-Based Awards and Warrants.

(3)
In connection with the EMC Acquisition on July 27, 2016 (the “EMC Acquisition Date”), we were obligated to pay $25.0 million in cash or stock, at our option, on July 27, 2017, which we elected to pay in 5,080,049 newly issued shares of our common stock on that date. See Note 9. Commitments and Contingencies. This “EMC deferred consideration” represents those shares.

(4)
In connection with a Sound Recording Settlement, we are obligated to issue 500,000 shares of our common stock when and if the closing price of our common stock exceeds $10.00 per share, and 400,000 shares of our common stock when and if the closing price of our common stock exceeds $12.00 per share. See Note 9. Commitments and Contingencies.

Note 16.    Subsequent Events

The following events have occurred subsequent to March 31, 2017 through the date of filing of this Form 10-Q.

2017 Credit Agreement

First Amendment to Credit Agreement and Limited Waiver to Credit Agreement

On May 4, 2017, the Company signed a First Amendment and Limited Waiver to Credit Agreement (the “May 2017 Amendment”), whereby the lenders waived the following default events under the affirmative covenants. Failure to comply with the below requirements by the respective due dates would have constituted an immediate event of default.

•
failure to deliver the 2016 annual financial statements by March 31, 2017: the waiver was to remain effective so long as the Company issued an earnings release for the fiscal quarter ended December 31, 2016 (“Earnings Release”) on or prior to June 30, 2017 and delivered its 2016 audited consolidated financial statements by July 31, 2017. The June 2017 Amendment, September 2017 Extension, First October 2017 Amendment, October 2017 Extension, Second October 2017 Amendment and November 2017 Extension further amended this waiver as described below.

•
failure to deliver the quarterly financial statements for the quarter ended March 31, 2017 by May 15, 2017: the waiver was to remain effective so long as the Company issued the Earnings Release on or prior to June 30, 2017 and delivered the unaudited consolidated financial statements for the quarter ended March 31, 2017 on or prior to July 31, 2017. The June 2017 Amendment, September 2017 Extension, First October 2017 Amendment, Second October 2017 Amendment and December 2017 Amendment further amended this waiver as described below.

•
failure to deliver the Company’s budget to the Administrative Agent by April 30, 2017: the waiver was to remain effective so long as the Company delivered certain 2017 financial projections by May 31, 2017. The Company delivered its budget to the Administrative Agent by the required deadline.

The following affirmative covenant (pursuant to the May 2017 Amendment) was added to the 2017 Credit Agreement requiring the Company furnish the following information on a Current Report on Form 8-K by May 31, 2017, with the failure to comply with the requirement constituting an immediate event of default:

•	estimated consolidated adjusted EBITDA of the Company for the fiscal quarter ended December 31, 2016 with a range of no greater than $5,000,000 and,

•	the then-current consolidated cash balance, then-current cash balance of the Company’s foreign subsidiaries, and the then-current outstanding balance under the 2017 Revolving Loans

The Company complied with this affirmative covenant by the due date.

Under the 2017 Credit Agreement (as amended by the May 2017 Amendment), the Initial Term Loans (as defined in the 2017 Credit Agreement) initially bore interest on the outstanding amount at a rate per annum equal to either (i) the Base Rate plus 6.00% or (ii) the Eurocurrency Rate for each Interest Period plus 7.00%. In October 2017, these interest rates increased as described below.

The 2017 Revolving Loans initially bore interest at a rate equal to either (i) the Base Rate plus 6.00% or (ii) the Eurocurrency Rate or EURIBOR plus 7.00% until the Company delivered its unaudited financial statements for the quarter ending June 30, 2017, but those interest rates increased in October 2017 as described below. After the delivery of those unaudited financial statements, the 2017 Revolving Loans will bear interest at a rate based on the Base Rate, Eurocurrency Rate or EURIBOR plus an interest-rate spread thereon that varies on the Consolidated First Lien Net Leverage Ratio. The spread thereon ranged from 5.50% to 6.00% for the Base Rate and 6.50% to 7.00% for the Eurocurrency Rate and EURIBOR, but those spreads increased in October 2017 as described below.

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

The May 2017 Amendment modified certain restrictive covenants and the maximum Consolidated First Lien Net Leverage Ratio under the 2017 Credit Agreement In connection with the May 2017 Amendment, the Company paid each lender that consented to that amendment a consent fee in the amount equal to 1.0% of the aggregate principal amount of the Revolving Credit Commitments and outstanding Term Loans held by such lenders as of May 4, 2017. The fee paid totaled $5.6 million.

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

•
The Company had until September 15, 2017 (rather than July 31, 2017 as required under the May 2017 Amendment) to deliver its audited annual financial statements for the year ended December 31, 2016 (together with the related audit report and opinion from the Company’s independent accountants and the other items required by the 2017 Credit Agreement (as amended) to be delivered therewith, the “Annual Financial Statement Deliverables”). The September 2017 Extension, First October 2017 Amendment, Second October 2017 Amendment and November 2017 Extension amended this requirement as described below.

•
The Company had up to 30 days following the date on which it delivered the Annual Financial Statement Deliverables to deliver its unaudited financial statements for both (i) the quarter ended March 31, 2017 (versus a required delivery date of July 31, 2017 under the 2017 First Amended Credit Agreement) and (ii) the quarter ended June 30, 2017. The September 2017 Extension, First October 2017 Amendment, Second October 2017 Amendment and December 2017 Amendment amended this requirement as described below.

Under the June 2017 Amendment, the Company agreed to pay to the lenders that consented to the June 2017 Amendment (“June 2017 Consenting Lenders”): (i) if the Company had not delivered the Annual Financial Statement Deliverables on or prior to June 30, 2017, a fee in an amount equal to 0.25% of the aggregate principal amount of the revolving credit commitments and term loans held by the June 2017 Consenting Lenders as of June 30, 2017; (ii) if the Company had not delivered the Annual Financial Statement Deliverables on or prior to July 31, 2017, a fee in an amount equal to 0.25% of the aggregate principal amount of the revolving credit commitments and term loans held by the June 2017 Consenting Lenders as of July 31, 2017; and (iii) if the Company had not delivered the Annual Financial Statement Deliverables on or prior to August 31, 2017, a fee in an amount equal to 0.25% of the aggregate principal amount of the revolving credit commitments and term loans held by the June 2017 Consenting Lenders as of August 31, 2017. The fees paid pursuant to this paragraph totaled $3.9 million.

Second Amendment to Limited Waiver to Credit Agreement

On September 13, 2017, the Company entered into a Second Amendment to Limited Waiver to Credit Agreement (the “September 2017 Extension”) that amended the June 2017 Amendment as follows:

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

The First October 2017 Amendment, Second October 2017 Amendment, November 2017 Extension and December 2017 Amendment amended these requirements as described below.

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

Third Amendment to Limited Waiver and Third Amendment to Credit Agreement

On October 2, 2017, the Company entered into a Third Amendment to Limited Waiver to Credit Agreement and Third Amendment to Credit Agreement (the “First October 2017 Amendment”) that amended the 2017 Credit Agreement and May 2017 Amendment as follows:

•
The Company would have until October 31, 2017 (rather than September 30, 2017 as previously required under the September 2017 Extension) to deliver the Annual Financial Statement Deliverables. The Company would also continue to have up to 30 days following the date on which it delivers the Annual Financial Statement Deliverables to deliver its unaudited financial statements for both the quarter ended March 31, 2017 and the quarter ended June 30, 2017. The Second October 2017 Amendment and November 2017 Extension amended this requirement as described below.

•
The Company would have up to 30 days following the date on which it delivers its unaudited financial statements for both the quarter ended March 31, 2017 and the quarter ended June 30, 2017 to deliver its unaudited financial statements for the quarter ended September 30, 2017. The Second October 2017 Amendment and December 2017 Amendment amended this requirement as described below.

•
Under the 2017 Credit Agreement (as amended by the First October 2017 Amendment), the Initial Term Loans (as defined in the 2017 Credit Agreement) would bear interest on the outstanding amount at a rate per annum equal to either (i) the Base Rate plus 6.25% or (ii) the Eurocurrency Rate for each Interest Period plus 7.25%. The Second October 2017 Amendment further amended these interest rates as described below.

•
Under the 2017 Credit Agreement, the 2017 Revolving Loans would bear interest at a rate equal to either (i) the Base Rate plus 6.25% or (ii) the Eurocurrency Rate or EURIBOR plus 7.25% until the Company delivers its unaudited financial statements for the quarter ending March 31, 2018. After the delivery of those unaudited financial statements, the 2017 Revolving Loans would bear interest at a rate based on the Base Rate, Eurocurrency Rate or EURIBOR plus an interest-rate spread thereon that varies on the Consolidated First Lien Net Leverage Ratio. The spread thereon ranged from 5.75% to 6.25% for the Base Rate and 6.75% to 7.25% for the Eurocurrency Rate and EURIBOR. The Second October 2017 Amendment further amended these interest rates as described below.

•
The “non-call period” would now extend until: (i) if the Company prepays any Term Loans prior to the date that it delivers the Annual Financial Statement Deliverables, October 31, 2019; and (ii) if the Company prepays any Term

Loans on or after the date that it delivers the Annual Financial Statement Deliverables, the earlier of (x) the second anniversary of the date of that delivery and (y) October 31, 2019. (The “non-call period” (as so extended) is referred to as the “Extended Non-Call Period.”) This period previously expired in May 2019 under the terms of the May 2017 Amendment. The Company remains subject to 2.0% and 1.0% prepayment premiums through the first and second anniversaries, respectively, of the end of the Extended Non-Call Period, which periods previously expired in May 2020 and May 2021, respectively. The December 2017 Amendment further extended the “non-call period” as described below.

•
The Company would issue on or prior to October 6, 2017 an earnings release for the fiscal quarter and fiscal year ended December 31, 2016, including a related balance sheet, statement of income and statement of cash flows. This was a new affirmative covenant under the 2017 Credit Agreement. The October 2017 Extension amended this requirement as described below.

•
The Company would furnish on a Current Report on Form 8-K on or prior to October 12, 2017: (i) the range of its (A) total estimated revenue and (B) estimated adjusted EBITDA, in each case for the fiscal quarters ended March 31, 2017 and June 30, 2017, with the difference between the high end and low end of the ranges to be no greater than $5.0 million; and (ii) a forecast of its consolidated cash balance as of December 31, 2017. This was a new affirmative covenant for the Company under the 2017 Credit Agreement. The Company complied with this affirmative covenant by the due date.

•
The Company would continue (on a bi-weekly basis commencing October 11, 2017 until it has delivered the Annual Financial Statement Deliverables) to furnish or file on a Current Report on Form 8-K its current consolidated cash balance, the current cash balance of its foreign subsidiaries and the current outstanding balance under the Revolving Credit Facility. The Company would also participate in one conference call with the Administrative Agent and the Lenders with respect to the information contained in that Current Report on Form 8-K. The Company complied with this affirmative covenant by the due dates.

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

Fourth Amendment to Limited Waiver and Fourth Amendment to Credit Agreement

On October 31, 2017, the Company entered into a Fourth Amendment to Limited Waiver to Credit Agreement and Fourth Amendment to Credit Agreement (the “Second October 2017 Amendment”) that amends the 2017 Credit Agreement and May 2017 Amendment as follows:

•
The Company would have until November 15, 2017 (rather than October 31, 2017 as previously required under the First October 2017 Amendment) to deliver the Annual Financial Statement Deliverables. The November 2017 Extension amended this requirement as described below.

•	The Company would have until January 2, 2018 to deliver its unaudited financial statements for the quarters ended March 31, 2017, June 30, 2017 and September 30, 2017.

•
Under the 2017 Credit Agreement (as amended by the Second October 2017 Amendment), the Initial Term Loans (as defined in the 2017 Credit Agreement) bear interest on the outstanding amount at a rate per annum equal to either (i) the Base Rate plus 6.50% or (ii) the Eurocurrency Rate for each Interest Period plus 7.50%.

•
Under the 2017 Credit Agreement (as amended by the Second October 2017 Amendment), the 2017 Revolving Loans bear interest at a rate equal to either (i) the Base Rate plus 6.50% or (ii) the Eurocurrency Rate or EURIBOR plus 7.50% until the Company delivers its unaudited financial statements for the quarter ending March 31, 2018. After the delivery of those unaudited financial statements, the 2017 Revolving Loans will bear interest at a rate based on the Base Rate, Eurocurrency Rate or EURIBOR plus an interest-rate spread thereon that varies on the Consolidated First Lien Net Leverage Ratio. The spread thereon will range from 6.00% to 6.50% for the Base Rate and 7.00% to 7.50% for the Eurocurrency Rate and EURIBOR.

The Company will furnish on a Current Report on Form 8-K on or prior to December 5, 2017: (i) the range of its (A) total estimated revenue and (B) estimated adjusted EBITDA for the fiscal quarter ended September 30, 2017, with the difference between the high end and low end of the ranges to be no greater than $5.0 million. This was a new affirmative covenant for the Company under the 2017 Credit Agreement. The Company complied with this affirmative covenant by the due date.

November Extension Letter Agreement

Under the Second October 2017 Amendment, the Company was required to deliver the Annual Financial Statement Deliverables by November 15, 2017. On November 15, 2017, the Company entered into a letter agreement (the “November 2017 Extension”) permitting it to have until November 17, 2017 to deliver the Annual Financial Statement Deliverables. The Company delivered the Annual Financial Statement Deliverables by this deadline.

Fifth Amendment to Limited Waiver and Fifth Amendment to Credit Agreement

On December 22, 2017, the Company entered into a Fifth Amendment to Limited Waiver and Fifth Amendment to Credit Agreement (the “December 2017 Amendment”) that amends the 2017 Credit Agreement and May 2017 Amendment as follows:

•
The Company had until January 31, 2018 (rather than January 2, 2018, as previously required under the Second October 2017 Amendment) to deliver its unaudited financial statements for the quarters ended March 31, 2017, June 30, 2017 and September 30, 2017. The Company complied with this covenant by the deadline.

•
If the Company had failed to deliver by January 31, 2018 the unaudited financial statements for the quarters ended March 31, 2017, June 30, 2017 and September 30, 2017, then an Event of Default would have occurred, and the interest rate would thereafter have increased by 0.25% for the 2017 Term Loans as well as the 2017 Revolving Loans. The Company complied with this obligation prior to the deadline, and therefore no Event of Default occurred and the interest rates for the 2017 Term Loans and 2017 Revolving Loans did not increase from their then current rates.

•	The “non-call period” on the 2017 Term Loans will now extend until January 31, 2020 (rather than October 2019, as previously provided for under the Credit Agreement).

•
The Company will furnish or file on a Current Report on Form 8-K within one business day of January 17, 2018 its current consolidated cash balance, the current cash balance of its foreign subsidiaries and the current outstanding balance under the Revolving Credit Facility, in each case, as of such date or the immediately preceding date. The Company complied with this affirmative covenant by the due date.

•
The Company will now have until January 31, 2018 (rather than January 2, 2018, as previously required under the Amended Credit Agreement) to deliver its unaudited financial statements for the fiscal quarters ended March 31, 2017, June 30, 2017 and September 30, 2017 (collectively, the “2017 Quarterly Financial Statements”). This new date now aligns with the extension date that Nasdaq granted the Company to file its Quarterly Reports on Form 10-Q for these fiscal quarters.

The Company agreed to pay to the lenders consenting to the December 2017 Amendment a fee equal to 0.05% of the aggregate principal amount of the Revolving Credit Commitments and Term Loans held by such lenders as of December 22, 2017. This fee totaled approximately $231,000.

Termination of Shareco Investment Agreement

On November 8, 2016, the Company entered into an investment agreement (the “Investment Agreement”) with Shareco Group of America, Inc. (“Shareco”), which is a subsidiary of HNA Group, and certain affiliates of Shareco, to sell approximately 9.9% of the Company’s common stock to Shareco for $11.00 per share, subject to satisfaction of customary closing conditions (including regulatory approvals). The parties also negotiated a term sheet that contemplated negotiation of definitive documentation for additional purchases of the Company’s common stock by Shareco and the formation of a joint venture to provide in-flight connectivity and passenger monetization services to HNA Group-affiliated airlines. On July 25, 2017, the Company and Shareco terminated the Investment Agreement as a result of the parties’ inability to obtain the required approval of the Committee on Foreign Investment in the United States (“CFIUS”) prior to the outside date under the Investment Agreement. As a result of this termination, the other related agreements that the Company entered into in connection with the Investment Agreement were also terminated in accordance with their terms.

Payment of EMC Deferred Consideration

On July 27, 2017, the Company elected to settle the EMC deferred consideration in shares of common stock and issued 5,080,049 shares of its common stock to the EMC seller in satisfaction thereof and in accordance with the EMC purchase agreement. See Note. 3 Business Combinations for a description of this deferred consideration.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As used herein, “Global Eagle Entertainment,” “Global Eagle,” the “Company,” “our,” “we,” or “us” and similar terms include Global Eagle Entertainment Inc. and its subsidiaries, unless the context indicates otherwise.

Cautionary Note Regarding Forward-Looking Statements

Certain statements in this Quarterly Report on Form 10-Q (this “Form 10-Q”) may constitute “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, without limitation, statements regarding our business outlook, industry, business strategy, plans, goals and expectations concerning our market position, international expansion, future technologies, future operations, margins, profitability, future efficiencies, capital expenditures, liquidity and capital resources and other financial and operating information. When used in this discussion, the words “anticipate,” “assume,” “believe,” “budget,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “future” and the negative of these or similar terms and phrases are intended to identify forward-looking statements in this Form 10-Q.

Forward-looking statements reflect our current expectations regarding future events, results or outcomes. These expectations may or may not be realized. Although we believe the expectations reflected in the forward-looking statements are reasonable, we can give you no assurance these expectations will prove to have been correct. Some of these expectations may be based upon assumptions, data or judgments that prove to be incorrect. Actual events, results and outcomes may differ materially from our expectations due to a variety of known and unknown risks, uncertainties and other factors. Although it is not possible to identify all of these risks and factors, they include, among others, the following:

•
our ability to remediate material weaknesses in our internal control over financial reporting and to complete such remediation in a timely manner, and the effect of those weaknesses on our ability to forecast our operations and financial performance;

•	our ability to maintain effective disclosure controls and internal control over financial reporting;

•	our ability to maintain sufficient cash flow and liquidity to operate our business;

•	our ability to implement new revenue recognition standards in a timely manner;

•	our dependence on the travel industry;

•	future acts or threats of terrorism;

•	our ability to obtain new customers and renew agreements with existing customers, and particularly our dependence on our existing relationship with Southwest Airlines;

•	our ability to retain and effectively integrate and train key members of senior management;

•	our ability to recruit, train and retain highly skilled technical employees, particularly in our finance and IT functions;

•	our ability to receive the anticipated cash distributions or other benefits from our investment in the Wireless Maritime Services joint venture;

•	the effect of a variety of complex U.S. and foreign tax laws and regimes due to the global nature of our business;

•	our ability to continue to be able to make claims for investment tax credits in Canada;

•	our exposure to foreign currency risks and a lack of a formalized hedging strategy;

•
our need to invest in and develop new broadband technologies and advanced communications and secure networking systems, products and services and antenna technologies. as well as their market acceptance;

•	increased demand by customers for greater bandwidth, speed and performance and increased competition from new technologies and market entrants;

•	customer attrition due to direct arrangements between satellite providers and customers;

•	our reliance on “sole source” service providers and other third parties for key components and services that are integral to our product and service offerings;

•	the potential need to materially increase our investments in product development and equipment;

•	our ability to expand our international operations and the risks inherent in our international operations;

•
service interruptions or delays, technology failures, damage to equipment or software defects or errors and the resulting impact on our reputation and ability to attract, retain and serve our customers;

•	equipment failures or software defects or errors that may damage our reputation or result in claims in excess of our insurance coverage;

•	satellite failures or degradations in satellite performance;

•	our ability to integrate businesses or technologies we have acquired or may acquire in the future;

•	our use of fixed-price contracts for satellite bandwidth and potential cost differentials that may lead to losses if the market price for that service declines relative to our committed cost;

•	pricing pressure from suppliers and customers in our Media & Content segment and a reduction in the industry’s use of intermediary content service providers (such as us);

•	a reduction or elimination of the time between our receipt of content and it being made available to the rental or home viewing market (i.e., the “early release window”);

•	a reduction in the volume or quality of content produced by studios, distributors or other content providers;

•
increased on-board use of personal electronic devices and content accessed and downloaded prior to travel and our ability to compete as a content provider against “over the top” download services and other companies that offer in-flight entertainment systems;

•	increased competition in the IFE and IFC system supply chain;

•	our ability to plan expenses and forecast revenue due to the long sales cycle of many of our Media & Content segment’s products;

•	our use of fixed-price contracts in our Media & Content segment that may lead to losses in the future if the market price for that service declines relative to our committed cost;

•	our ability to develop new products or enhance those we currently provide in our Media & Content segment;

•	our ability to protect our intellectual property;

•	the effect of any data or privacy breaches, data or privacy theft, unauthorized access to our internal systems of Connectivity or Media & Content systems or phishing or hacking;

•	our ability to successfully implement a new enterprise resource planning system;

•	the costs to defend and/or settle current and potential future civil intellectual property lawsuits (including relating to music and other content infringement) and related claims for indemnification;

•	changes in regulations and our ability to obtain regulatory approvals to provide our services or to operate our business in particular countries or territorial waters;

•
compliance with U.S. and foreign regulatory agencies, including the Federal Aviation Administration (“FAA”) and Federal Communications Commission (“FCC”) and their foreign equivalents in the jurisdictions in which we and our customers operate;

•	changes in government regulation of the Internet, including e-commerce or online video distribution;

•	our ability to comply with trade, export, anti-money laundering and foreign corrupt practices and data protection laws, especially the Foreign Corrupt Practices Act;

•	costs associated with stockholder litigation and our indemnification obligations with respect to current and former executive officers and directors;

•	limitations on our cash flow available to make investments due to our substantial indebtedness and our ability to generate sufficient cash flow to make payments thereon;

•
our ability to repay the principal amount of our bank debt and/or convertible notes at maturity, to raise the funds necessary to settle conversions of our convertible notes or to repurchase our convertible notes upon a fundamental change or on specified repurchase dates or due to future indebtedness;

•	the conditional conversion of our convertible notes;

•	the effect on our reported financial results of the accounting method for our convertible notes;

•	the impact of the fundamental change repurchase feature of the indenture governing our convertible notes on our price or potential as a takeover target;

•	the dilution or price depression of our common stock that may occur as a result of the conversion of our convertible notes;

•
our ability to meet the continued listing requirements of The Nasdaq Stock Market (“Nasdaq”), in particular given our recent history of delinquent periodic filings with the U.S. Securities and Exchange Commission (“SEC”);

•	our eligibility to use Form S-3 to register the offer and sale of securities;

•	conflicts between our interests and the interests of our largest stockholders;

•	volatility of the market price of our securities;

•	the dilution of our common stock that may occur as a result of the exercise of outstanding warrants;

•	anti-takeover provisions contained in our charter and bylaws;

•	the dilution of our common stock if we issue additional equity or convertible debt securities; and

•
other risks and factors listed under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016 as filed with the SEC on November 17, 2017 (the “2016 Form 10-K”) and in our subsequently filed Quarterly Reports on Form 10-Q.

Overview of the Company

Global Eagle is a leading provider of satellite-based connectivity and media to fast-growing, global mobility markets across air, sea and land. Our principal operations and decision-making functions are located in North America and Europe. Following the acquisition of Emerging Markets Communication (“EMC”) in July 2016 (the “EMC Acquisition”), we managed and reported our businesses in three operating segments: Media & Content, Aviation Connectivity and Maritime & Land Connectivity. Our chief operating decision maker (“CODM”) regularly reviews our operating results by our operating segments, principally to make decisions about how we allocate our resources and to measure our segment and consolidated operating performance. During the second quarter of 2017, following changes in our senior management (including our CODM) and organizational changes across our business, we reorganized our business into two operating segments: Media & Content and Connectivity. Our CODM determined this was appropriate based on the similarities and synergies between our former Aviation Connectivity and Maritime & Land Connectivity segments relating to satellite bandwidth and equipment used in such businesses as well as on our restructured reporting lines across all of our business departments. Notwithstanding the transition in the second quarter 2017 to two operating segments, this Form 10-Q and its associated financial statements and notes thereto—which speak as of March 31, 2017 unless otherwise indicated—discusses our business in terms of three operating segments (as they existed as of March 31, 2017), and the discussion in this Item 2 does not reflect the subsequent changes to our operating segments. See the Introductory Note at the beginning of this Form 10-Q and Note 13. Segment Information for a further discussion of our operating segments and our changes thereto in the second quarter of 2017.

We generate revenue primarily through licensing and related services from our Media & Content segment and from the delivery of satellite-based Internet service and content to the aviation, maritime and land markets and the sale of equipment to customers in our connectivity businesses. Our CODM regularly analyzes revenue and profit on a segment basis, and our results of operations and pre-tax income or loss on a consolidated basis in order to understand the key business metrics driving our business.

For the three months ended March 31, 2017 and 2016, we reported revenue of $152.6 million and $113.8 million, respectively. For the three months ended March 31, 2017, our Media & Content and former Aviation Connectivity and Maritime & Land Connectivity segments accounted for 50%, 23%, and 27% of our total revenue, respectively. For the three months ended March 31, 2016, our Media & Content and former Aviation Connectivity and Maritime & Land Connectivity segments accounted for 73%, 27% and (because we had not yet completed the acquisition of the EMC business, which became our Maritime & Land Connectivity segment) 0% of our total revenue, respectively. For the three months ended March 31, 2017 and 2016, one airline customer, Southwest Airlines, Inc. (“Southwest Airlines”), accounted for 18% and 23%, respectively, of our total revenue.

Recent Developments

The following are developments with respect to our business and operations since January 1, 2017 through the date of filing of this Form 10-Q:

Shareco Investment Agreement

On November 8, 2016, we entered into an investment agreement (the “Investment Agreement”) with Shareco Group of America, Inc. (“Shareco”), which is a subsidiary of HNA Group, and certain affiliates of Shareco, to sell approximately 9.9% of our common stock to Shareco for $11.00 per share, subject to satisfaction of customary closing conditions (including regulatory approvals). The parties also negotiated a term sheet that contemplated negotiation of definitive documentation for additional purchases of our common stock by Shareco and the formation of a joint venture to provide in-flight connectivity and passenger monetization services to HNA Group-affiliated airlines. On July 25, 2017, we and Shareco terminated the Investment Agreement as a result of the parties’ inability to obtain the required approval of the Committee on Foreign Investment in the United States (“CFIUS”) prior to the outside date under the Investment Agreement. As a result of this termination, the other related agreements that we entered into in connection with the Investment Agreement were also terminated in accordance with their terms.

Goodwill Impairment

As of March 31, 2017, we assessed our goodwill for impairment as a result of a significant decline in the market capitalization of the Company and lower than expected financial results in its Maritime & Land Connectivity reporting unit during the three months ended March 31, 2017 due to delays in new maritime installations, slower than originally estimated execution of EMC Acquisition-related synergies and other events that occurred in the first quarter of 2017. Given these indicators, the Company then determined that there was a higher degree of uncertainty in achieving its financial projections for this unit and as such, increased its discount rate, which reduced the fair value of the unit. Effective March 31, 2017 we also adopted ASU 2017-04, Intangibles-Goodwill and Others (Topic 350): Simplifying the Test for Goodwill Impairment, which eliminated Step 2 from the goodwill impairment test, requiring a company to perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. Applying this methodology we recorded an impairment of $78.0 million in this reporting unit as of March 31, 2017.

Nasdaq Listing

Upon the filing of this Form 10-Q (and the Quarterly Reports on Form 10-Q for the quarters ended June 30, 2017 and September 30, 2017 filed concurrently herewith), we believe that we have regained compliance with the continued listing requirements of Nasdaq and the terms of an extension that Nasdaq previously granted us to retain that compliance (subject to our receiving confirmation of the same from Nasdaq, which we expect to receive in the next several days following the filing of this Form 10-Q). However, if we are unable to timely file our periodic SEC reports in the future, then Nasdaq may again initiate delisting proceedings against us. Further, if our common stock ceases to be listed on Nasdaq, this would constitute a “fundamental change” under the indenture governing our outstanding 2.75% convertible senior notes due 2035, and the holders of such notes would have the right to require us to repurchase (in cash) all or a portion of their notes at a repurchase price equal to 100% of the principal amount of our convertible notes that they tender for our repurchase.

New U.S. Tax Legislation

In December 2017, the United States enacted new U.S. federal tax legislation known as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act significantly revises the U.S. corporate income tax regime by, among other things, lowering corporate income tax rates, implementing a territorial tax system and imposing a repatriation tax on deemed repatriated earnings of foreign subsidiaries. We have performed preliminary analyses of the impacts of the Tax Act using information known or knowable at this time. Under these preliminary analyses, we estimate that we will record additional GAAP tax benefits in the fourth quarter of 2017 in a range of $5 million to $8 million related to a decrease in the valuation of our deferred tax liabilities. The impact of the Tax Act may however differ from our preliminary estimate due to, among other things, changes in interpretations and assumptions we have made, U.S. Internal Revenue Service and Treasury Department guidance that may be issued and actions we may take. Our management is still evaluating the effects of the Tax Act provisions, and this preliminary assessment above does not purport to disclose all changes of the Tax Act that could have material positive or negative impacts on our current or future tax position.

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

As technology continues to evolve, we believe there are opportunities to expand our services by adding more content in a greater variety of formats. During 2016 and during the first quarter of 2017, our former Aviation Connectivity and Maritime & Land Connectivity segments and our Media & Content segment were separate platforms, which we reorganized in the second quarter of 2017 into our new Connectivity and Media & Content segments. We believe there is an opportunity to diversify our revenue by cross-leveraging the services of these segments, including offering a greater variety of premium paid content across our connectivity platform. For example, the EMC Acquisition expanded our connectivity offerings and offered us the ability to provide more content to the maritime and land mobility verticals. Conversely, the evolution of technology presents an inherent risk to our business because our current technology may become obsolete, too expensive and/or outdated.

The growth of our Media & Content segment is dependent upon a number of factors, including the growth of in-flight entertainment (“IFE”) systems, our customers' demand for content and games across global mobility markets, the general availability of content to license from our studio partners, pricing from our competitors and our ability to manage the underlying economics of content licensing by studio. We believe that the amount of IFE systems and customer demand for content and games will continue to grow in the foreseeable future.

In our Connectivity segment (within which our former Aviation Connectivity segment now sits), the use of our connectivity equipment on our customers’ aircraft is subject to regulatory approvals, such as a Supplemental Type Certificate, or “STC,” that are imposed by agencies such as the Federal Aviation Administration (“FAA”), the European Aviation Safety Agency (“EASA”) and the Civil Aviation Administration of China (“CAAC”). The costs to obtain and/or validate an STC can be significant and vary by plane type and customer location. We have STCs to operate our equipment on several plane types, including Boeing’s 737, 757, 767 and 777 families, and for the Airbus A320 family. While we believe we will be successful in obtaining STC approvals in the future as needed, there is a risk that the FAA, EASA or CAAC do not approve or validate an STC on a timely basis, if at all, which could negatively impact our growth, relationships and ability to sell our connectivity services. To partially address the risk and costs of obtaining STCs in the future, we signed an agreement with the Boeing Company (“Boeing”) to offer our connectivity equipment on a “line-fit basis” for Boeing’s 737 MAX and 787 models, and our connectivity equipment became available on a line-fit basis in August 2017 as an option on new Boeing 737 MAX airplanes. We also expect to undertake similar line-fit initiatives with other aircraft manufacturers such as Airbus SE in the near term. As a result, we expect to continue to incur significant product development expenses in the foreseeable future as we invest in these long-term line-fit opportunities, which we believe will improve our long-term ability to onboard our connectivity equipment on new plane types in a more scalable and cost-effective manner.

Our Connectivity segment (within which our former Aviation Connectivity segment now sits) is significantly dependent on satellite-capacity providers for satellite bandwidth and certain equipment and servers required to deliver the satellite stream, rack space at the supplier's data centers to house the equipment and servers and network operations service support. Through the EMC Acquisition, we expanded the number of our major suppliers of satellite capacity and became a party to an agreement with Intelsat S.A. We also purchase radomes, satellite antenna systems and rings from key suppliers. Any interruption in supply from these important vendors could have a material impact on our ability to sell equipment and/ or provide connectivity services to our customers.

The growth of our Connectivity segment is dependent upon a number of factors, including the rates at which we increase the number of installed connectivity systems for new and existing customers, customer demand for connectivity services, government regulations and approvals, customer adoption, take rates (or overall usage of our connectivity services by end-users), the general availability and pricing of satellite bandwidth globally, pricing pressures from our competitors, general travel industry trends, new and competing connectivity technologies and our ability to manage the underlying economics of connectivity services on a global basis.

Our cost of sales, the largest component of our operating expenses, varies from period to period, particularly as a percentage of revenue, based upon the mix of the underlying equipment and service revenue that we generate. Cost of sales also varies period to period as we acquire new customers and to accommodate the growth of our Connectivity segment. During 2016 and the first quarter of 2017, we continued to increase our investment in satellite capacity over North America and the Middle East to facilitate the growth of our existing and new connectivity customer base, which included purchases of satellite transponders. Depending on the timing of our satellite expenditures, our cost of sales as a percentage of our revenue may fluctuate from period to period.

For the three months ended March 31, 2017, 78% of our former Aviation Connectivity segment’s revenue was derived from Southwest Airlines. In December 2016, we entered into a new contract with Southwest Airlines that extends the term of services through 2025 and includes a commitment for live television services. We have continued to install our connectivity systems on additional Southwest Airlines aircraft. Under the new contract, we committed to deploy increased service capacity (and our patented technology) to deliver a significantly enhanced passenger experience. Starting July 1, 2017, we transitioned to a “monthly recurring charge” revenue model that provides us with long-term revenue visibility. The new contract also provides for additional rate cards for ancillary services and the adoption of a fleet management plan.

We plan to further expand our connectivity operations internationally to address opportunities in non-U.S. markets. As we expand our business further internationally in places such as the Middle East, Asia Pacific and Latin America, we will continue to incur significant incremental upfront expenses associated with these growth opportunities.

During the fourth quarter of 2016, we recorded a $64.0 million charge related to the impairment of goodwill in our Maritime & Land Connectivity reporting unit. This was as a result of reduced financial projections for the Maritime & Land Connectivity reporting unit, due to, among other things: lower than expected actual financial results from this business due to margin compression resulting from competition in our cellular backhaul land business in Africa, resulting in diminished financial performance relative to our original expectations; delayed new deal executions and slower than anticipated installations and upgrades, also resulting in diminished financial performance relative to our original expectations; and operational challenges in integrating a legacy EMC acquiree in 2015 into this reporting unit, resulting in delayed acquisition synergies. Given the foregoing, we determined there was greater uncertainty in achieving our prior financial projections and so applied a higher discount rate for purposes of our goodwill impairment analysis. The higher discount rate affected the fair value of the Maritime & Land Connectivity reporting unit.

In addition, for the quarter ended March 31, 2017, the Company identified a triggering event due to a significant decline in the market capitalization of the Company. Accordingly, the Company assessed the fair value of its three reporting units as of March 31, 2017 and recorded an additional goodwill impairment charge of $78.0 million related to its Maritime & Land Connectivity reporting unit. This additional impairment was primarily due to lower than expected financial results of the reporting unit during the three months ended March 31, 2017 due to delays in new maritime installations, slower than originally estimated execution of EMC Acquisition-related synergies and other events that occurred in the first quarter of 2017. Given these indicators, the Company then determined that there was a higher degree of uncertainty in achieving its financial projections for this unit and as such, increased its discount rate, which reduced the fair value of the unit.

Following the first quarter of 2017, we made substantial efforts to achieve acquisition synergies by consolidating our former Aviation Connectivity and Maritime & Land Connectivity segments into a new single Connectivity operating segment, appointing new management of the newly consolidated business segment, and organizing our engineering and program-management functions within the newly consolidated business segment to accelerate deal execution.

We also must expend significant time and resources remediating material weaknesses in our internal control over financial reporting. These weaknesses relate to our entity level control environment and various processes relating to, financial statement close and reporting, intercompany process, business combination, significant and unusual non-routine transactions, inventory, content library, internally developed software, long lived assets, goodwill impairment, accounts payable and accrued liabilities, revenue processes, license fee accruals, income taxes, payroll, stock-based compensation, treasury, and information technology. We are strongly committed to addressing these material weaknesses, which we believe will strengthen our business and we have commenced our remediation in this regard. But we are uncertain as to our timing to complete that remediation, the extent to which such efforts will deplete our cash reserves and our ability to succeed in that remediation. In addition, we expect to incur expenses in connection with implementing and maintaining internal control over financial reporting in our EMC business, which was not included in our assessment of internal control over financial reporting for 2016, but will be included in such assessment for 2017. If we are unable to establish and maintain effective internal control over financial reporting, we may be unable to timely file our periodic SEC reports or identify and forecast certain business trends and certain aspects of our financial performance, which could negatively impact our ability to focus on and achieve our business objectives.

Key Components of Consolidated Statements of Operations
There have been no material changes to our key components of our Condensed Consolidated Statements of Operations as described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2016 Form 10-K.

Critical Accounting Policies

The preparation of our condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the notes to the financial statements. Some of those judgments can be subjective and complex, and therefore, actual results could differ materially from those estimates under different assumptions or conditions. A summary of our critical accounting policies is presented in Part II, Item 7, of our 2016 Form 10-K. There were no material changes to our critical accounting policies during the three months ended March 31, 2017.

Recent Accounting Pronouncements

See Note 2. Basis of Presentation and Summary of Significant Accounting Policies to the unaudited condensed consolidated financial statements (Part I, Item 1 of this Form 10-Q) for discussion.

Results of Operations

The following tables set forth our results of operations for the periods presented. The information in the tables below should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included in Part I, Item 1 of this Form 10-Q. The period-to-period comparisons of financial results in the tables below are not necessarily indicative of future results.

Unaudited Condensed Consolidated Statement of Operations Data (in thousands):

	Three Months Ended March 31,
	2017	2016
Revenue	$152,592	$113,817
Operating expenses:
Cost of sales	110,540	76,768
Sales and marketing	11,012	4,672
Product development	7,649	8,746
General and administrative	35,321	19,220
Provision for legal settlements	475	2,001
Amortization of intangible assets	11,008	7,403
Goodwill impairment	78,000	—
Total operating expenses	254,005	118,810
Loss from operations	(101,413)	(4,993)
Other income (expense)	(21,382)	5,741
Income (loss) before income taxes	(122,795)	748
Income tax expense	2,816	3,160
Net loss	$(125,611)	$(2,412)

The following table provides, for the periods presented, the depreciation expense included in the above line items (in thousands):

	Three Months Ended March 31,
	2017	2016
Cost of sales	$6,214	$1,183
Sales and marketing	831	265
Product development	577	495
General and administrative	2,701	1,202
Total	$10,323	$3,145

The following table provides, for the periods presented, the stock-based compensation expense included in the above line items (in thousands):

	Three Months Ended March 31,
	2017	2016
Cost of sales	$87	$75
Sales and marketing	175	168
Product development	171	248
General and administrative	1,419	1,578
Total	$1,852	$2,069

The following table provides, for the periods presented, our results of operations, as a percentage of revenue, for the periods presented:

	Three Months Ended March 31,
	2017	2016
Revenue	100%	100%
Operating expenses:
Cost of sales	72%	67%
Sales and marketing	7%	4%
Product development	5%	8%
General and administrative	23%	17%
Provision for legal settlements	—%	2%
Amortization of intangible assets	7%	7%
Goodwill impairment	51%	—%
Total operating expenses	166%	104%
Loss from operations	(66)%	(4)%
Other income (expense)	(4)%	5%
Income (loss) before income taxes	(80)%	1%
Income tax expense	2%	3%
Net loss	(82)%	(2)%

Three Months Ended March 31, 2017 and 2016

Operating Segments

Segment revenue, expenses and gross margin for the three months ended March 31, 2017 and 2016 derived from each of our Media & Content and former Aviation Connectivity and Maritime & Land Connectivity segments were as follows (in thousands):

	Three Months Ended March 31,
	2,017	2,016
Revenue:
Media & Content
Licensing and services	$76,380	$83,606
Aviation Connectivity (former segment)(*)
Services	28,195	24,225
Equipment	6,563	5,986
Total	34,758	30,211
Maritime & Land Connectivity (former segment)(*)
Services	39,068	—
Equipment	2,386	—
Total	41,454	—
Total revenue	$152,592	$113,817
Gross margin:
Media & Content	$22,125	$27,969
Aviation Connectivity (former segment)(*)	9,733	9,080
Maritime & Land Connectivity (former segment)(*)	10,194	—
Total gross margin	42,052	37,049
Other operating expenses	143,465	42,042
Loss from operations	$(101,413)	$(4,993)

(*) We reorganized our business into two reportable segments (Media & Content and Connectivity) in the second quarter of 2017.

Revenue

Media & Content

Media & Content operating segment revenue for the three months ended March 31, 2017 and 2016 was as follows (in thousands):

	Three Months Ended March 31,
	2017	2016	Change
Licensing and services	$76,380	$83,606	(9)%

Media & Content Licensing and Services Revenue

Media & Content licensing and services revenue decreased $7.2 million, or 9%, to $76.4 million for the three months ended March 31, 2017 as compared to $83.6 million for the three months ended March 31, 2016. The decline was primarily due to the loss of a customer in 2016 following a legal dispute relating to music-licensing liabilities.

Aviation Connectivity (Former Segment)

Revenue for our former Aviation Connectivity segment for the three months ended March 31, 2017 and 2016 was as follows (in thousands):

	Three Months Ended March 31,
	2017	2016	Change
Services	$28,195	$24,225	16%
Equipment	6,563	5,986	10%
Total	$34,758	$30,211	15%

Aviation Connectivity Services Revenue

Services revenue for our former Aviation Connectivity segment increased $4.0 million, or 16%, to $28.2 million for the three months ended March 31, 2017, as compared to $24.2 million for the three months ended March 31, 2016, primarily as a result of increased passenger usage of Internet connectivity services from Southwest Airlines. This increase was predominantly driven by an increase in the number of planes utilizing our Aviation Connectivity Services.

Aviation Connectivity Equipment Revenue

Equipment revenue for our former Aviation Connectivity segment remained relatively consistent with the same period in the prior year, increasing by $0.6 million to $6.6 million for the three months ended March 31, 2017, as compared to $6.0 million for the three months ended March 31, 2016.

Maritime & Land Connectivity (Former Segment)

Revenue for our former Maritime & Land Connectivity segment for the three months ended March 31, 2017 and 2016 was as follows (in thousands)(+):

	Three Months Ended March 31,
	2017	2016	Change
Services	$39,068	$—	100%
Equipment	2,386	—	100%
Total	$41,454	$—	100%
(+) We acquired EMC (which became our Maritime & Land Connectivity reporting segment) in July 2016, and as such do not report the financial performance of this business at March 31, 2016.

Maritime & Land Connectivity Services and Equipment Revenue

Services and Equipment revenues for our former Maritime & Land Connectivity segment were $39.1 million and $2.4 million, respectively, for the three months ended March 31, 2017. There were no Maritime & Land Connectivity Services or Equipment revenues recorded for the three months ended March 31, 2016 because we did not consummate the EMC Acquisition until July 2016.

Cost of Sales

Media & Content

Media & Content operating segment cost of sales for the three months ended March 31, 2017 and 2016 was as follows (in thousands):

	Three Months Ended March 31,
	2017	2016	Change
Licensing and services	$54,255	$55,637	(2)%

Media & Content cost of sales decreased $1.4 million, or 2%, to $54.3 million for the three months ended March 31, 2017, as compared to $55.6 million for the three months ended March 31, 2016. Cost of sales however increased as a proportion of Media & Content revenues to 71% for the three months ended March 31, 2017 compared to 67% for the three months ended March 31, 2016. The relatively higher cost of content (as percentage of revenue) was due to unfavorable content product mix in 2017 relative to 2016 because we were unable to optimize the usage of fixed cost content suppliers.

Aviation Connectivity (Former Segment)

Cost of sales for our former Aviation Connectivity segment for the three months ended March 31, 2017 and 2016 was as follows (in thousands):

	Three Months Ended March 31,
	2017	2016	Change
Services	$19,319	$15,757	23%
Equipment	5,706	5,374	6%
Total	$25,025	$21,131	18%

Aviation Connectivity cost of sales increased $3.9 million, or 18%, to $25.0 million for the three months ended March 31, 2017 compared to $21.1 million for the three months ended March 31, 2016. As a percentage of Aviation Connectivity service revenue, Aviation Connectivity service cost of sales increased to 69% during the three months ended March 31, 2017, as compared to 65% for the three months ended March 31, 2016. This increase was predominantly driven by increased TV costs due to an increase in the quantity and selection of channels provided to Southwest Airlines along with an increase in depreciation expense as a result of our Tranche 1 and 2 transponders acquired from SES.

Aviation Connectivity equipment cost of sales remained relatively consistent at $5.7 million as compared to $5.4 million for the three months ended March 31, 2017 and 2016, respectively.

Maritime & Land Connectivity (Former Segment)

Cost of sales for our former Maritime & Land Connectivity segment for the three months ended March 31, 2017 and 2016 was as follows (in thousands):

	Three Months Ended March 31,
	2017	2016	Change
Services	$29,298	$—	100%
Equipment	1,962	—	100%
Total	$31,260	$—	100%

During the three months ended March 31, 2017, Maritime & Land Connectivity recorded services and equipment costs of sales of $29.3 million and $2.0 million, respectively. There were no cost of sales for Maritime & Land Connectivity during the three months ended March 31, 2016 because we did not consummate the EMC Acquisition until July 2016. As a percentage of licensing and services revenue for Maritime & Land Connectivity, licensing and services cost of sales for Maritime & Land Connectivity was 75% during the three months ended March 31, 2017.

Other Operating Expenses

Other operating expenses for the three months ended March 31, 2017 and 2016 were as follows (in thousands):

	Three Months Ended March 31,
	2017	2016	Change
Sales and marketing	$11,012	$4,672	136%
Product development	7,649	8,746	(13)%
General and administrative	35,321	19,220	84%
Provision for legal settlements	475	2,001	(76)%
Amortization of intangible assets	11,008	7,403	49%
Goodwill impairment	78,000	—	100%
Total	$143,465	$42,042	241%

Sales and Marketing

Sales and marketing expenses increased $6.3 million, or 136%, to $11.0 million for the three months ended March 31, 2017 as compared to $4.7 million for the three months ended March 31, 2016. The increase was primarily due to the EMC Acquisition, which contributed an additional $5.5 million in Sales and Marketing expenses, along with increased expenses associated with annual tradeshow exhibitions and other marketing expenses occurring in the first quarter of 2017.

Product Development

Product development expense decreased $1.1 million, or 13%, to $7.6 million for the three months ended March 31, 2017 compared to $8.7 million for the three months ended March 31, 2016. This decrease was primarily a result of the wind-down of 2016 initiatives, such as development of our global satellite antenna and our Boeing line-fit and STC deployments, resulting in a reduction in engineering costs of $1.8 million during the three months ended March 31, 2017 compared with the three months ended March 31, 2016. This was offset by an increase in Product Development expenses of $0.8 million as a result of the EMC Acquisition.

General and Administrative

General and administrative costs increased $16.1 million, or 84%, to $35.3 million during the three months ended March 31, 2017 compared to $19.2 million for the three months ended March 31, 2016. The EMC Acquisition accounted for $7.7 million of the increase—which includes $1.5 million of depreciation expense. The remainder of the increase was primarily due to a $5.7 million increase in professional fees related to the 2016 audit process, a $2.5 million increase in personnel-related costs, such as severance pay, retention bonuses, consulting services and temporary staff, an increase in insurance costs of $0.4 million, predominantly for our new transponders acquired during the quarter and a new policy relating to the EMC Acquisition, with the remainder attributable to normal cost fluctuations.

Provision for Legal Settlements

The provision for legal settlements declined $1.5 million, or 76%, to $0.5 million during the three months ended March 31, 2017 compared to $2.0 million for the three months ended March 31, 2016. The provision for the three months ended March 31, 2016 was primarily due to our music-rights-related litigations. See Note. 9 Commitments and Contingencies for a description of our Sound-Recording Settlements.

Amortization of Intangible Assets

Amortization expense increased $3.6 million, or 49%, to $11.0 million during the three months ended March 31, 2017 as compared to $7.4 million for the three months ended March 31, 2016. The increase was due to the additional intangible assets acquired with the EMC Acquisition which resulted in an increase in amortization expense of $4.6 million that was in turn offset by lower amortization expense relating to previously acquired intangible assets from prior acquisitions becoming fully amortized during the period.

Goodwill Impairment

As discussed previously in this Form 10-Q and in our Form 10-K, during the first quarter of 2017 we assessed our goodwill for impairment due to several reasons including a significant decline in the market capitalization of the Company and lower than expected financial results in its Maritime & Land Connectivity reporting unit during the three months ended March 31, 2017. The Company determined that there was a higher degree of uncertainty in achieving its financial projections for this unit and as such, increased its discount rate, which reduced the fair value of the unit. The Company additionally adopted ASU 2017-04, Intangibles-Goodwill and Others (Topic 350): Simplifying the Test for Goodwill Impairment, effective January 1, 2017, which eliminated Step 2 from the goodwill impairment test, requiring a company to perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. Applying this methodology we recorded an impairment of $78.0 million in this reporting unit as of March 31, 2017.

Other Income (Expense)

Other income (expense) for the three months ended March 31, 2017 and 2016 was as follows (in thousands):

	Three Months Ended March 31,
	2017	2016	Change
Interest (expense) income, net	$(10,964)	$(804)	1,264%
Loss on extinguishment of debt	(14,389)	—	—%
Income (loss) from equity method investments	1,539	—	—%
Change in fair value of derivatives	2,920	5,865	(50)%
Other expense, net	(488)	680	(172)%
Total	$(21,382)	$5,741	(472)%

Other income (expense) resulted in an expense of $21.4 million for the three months ended March 31, 2017 compared to income of $5.7 million for the three months ended March 31, 2016, predominantly as a result of increased interest expense period over period of $10.2 million as a result of the acquisition of indebtedness with the EMC Acquisition coupled with a $14.4 million loss on extinguishment of debt arising as a result of the subsequent refinancing of the legacy EMC indebtedness into a larger credit facility, is discussed in Note 8. Financing Arrangements during the three months ended March 31, 2017. The increase in Other Income (expense), net was also due to a lower gain in the change in fair value of derivatives as a result of the change in the fair value of the Company’s public warrants and contingently issuable shares (see Note 2. Basis of Presentation and Summary of Significant Accounting Policies) partially offset by income from equity method investments acquired in July 2016 in the EMC Acquisition of $1.5 million.

Income Tax Expense

The Company recorded an income tax provision of $2.8 million and $3.2 million for the three months ended March 31, 2017 and 2016, respectively. The tax provision during the three months ended March 31, 2017 is primarily attributable to foreign income taxes and change in the valuation allowance. The tax provision during the three months ended March 31, 2016 is primarily attributable to changes in state and foreign income taxes resulting from fluctuations in the foreign subsidiaries’ contribution to pretax income and tax effect of income and expense items that are not taxable or deductible, respectively, for tax purposes.

Recent Accounting Pronouncements

See Note 2. Basis of Presentation and Summary of Significant Accounting Policies to the condensed consolidated financial statements (Part I, Item 1 of this Form 10-Q) for further discussion.

Critical Accounting Policies

The preparation of our condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the notes to the financial statements. Some of those judgments can be subjective and complex, and actual results could differ materially from those estimates under different assumptions or conditions. A summary of our critical accounting policies is presented in Part II, Item 7, of our 2016 Form 10-K. There were no material changes to our critical accounting policies during the three months ended March 31, 2017.

Financial Condition, Liquidity and Capital Resources

Selected financial data for the periods presented below were as follows (in thousands):

	March 31, 2017	December 31, 2016
Cash and cash equivalents	$105,372	$50,686
Total assets	1,090,294	1,099,435
Current portion of long-term debt	6,256	2,069
Long-term debt	590,946	468,231
Total stockholders’ equity	175,162	298,997

Current Financial Condition

The following reflects the financial condition of our business and operations as of March 31, 2017 as well as certain developments relating thereto through the date of filing of this Form 10-Q:

As of March 31, 2017, our principal sources of liquidity were our cash and cash equivalents of $105.4 million, which primarily were invested in cash and money market funds in banking institutions in the U.S., Canada and Europe and to a lesser extent in Asia Pacific. Our cash position increased during the three months ended March 31, 2017 primarily due to borrowings of long term debt, which we have discussed below under “—Long-Term Debt.”. Our long term debt balance increased from $470.3 million at December 31, 2016 to $619.0 million at December 31, 2017. As of March 31, 2017, we had $524.5 million, net of discounts, in term and revolving loans outstanding; $82.5 million (aggregate principal amount) of outstanding convertible notes; and other debt outstanding of $3.5 million. Please see “—Long-Term Debt” below and Note 8. Financing Arrangements to the unaudited condensed consolidated financial statements (Part I, Item 1 of this Form 10-Q) for a discussion of our 2017 Credit Agreement and Convertible Notes. We used the proceeds of these issuances to repay then-existing indebtedness, to fund our working-capital and capital-expenditure requirements and for general corporate purposes.

As of March 31, 2017, we had approximately $18.0 million of restricted cash (which amount is excluded from the $105.4 million of cash and cash equivalents noted in the table above), a significant portion of which represented cash held in an escrow account for a previous EMC acquisition that was released to the former stockholders of the acquired company during the second quarter of 2017, net of any claims that arose prior to such date. The remaining restricted cash is primarily attached to letters of credit agreements between our subsidiaries and certain customers.

Our cash flows from operating activities are significantly affected by our investments in operations, including working capital and corporate infrastructure to support our ability to generate revenue and conduct operations through cost of services, product development, sales and marketing and general and administrative activities. Cash used in operations was $35.5 million for the three months ended March 31, 2017 and cash provided by operations was $1.6 million for the three months ended March 31, 2016. Cash used in investing activities has historically been, and is expected to be, impacted significantly by our investments in business combinations, our platform, our infrastructure and equipment for our business offerings. Historically, cash used for financing activities included our common stock and warrant repurchases and the repayment of debt.

As of December 31, 2017, our consolidated unrestricted cash balance was approximately $50.8 million, of which approximately $15.8 million was held by our non-U.S. subsidiaries and our long term debt balance was approximately $619.0 million. (As and if we decide to repatriate our non-U.S. cash holdings from time to time, then we may incur a tax liability under U.S. tax laws on any amount that we repatriate into the U.S. In the event we elect to repatriate any of these funds, we believe we have sufficient net operating losses for the foreseeable future to offset any U.S. tax owed on repatriated income. As a result, we do not expect any such repatriation would create a tax liability in the U.S. or have a material impact on our effective tax rate.) Since March 31, 2017, we have experienced a decline in our consolidated unrestricted cash balance, primarily as a result of higher professional fees and related expenses related to our delayed filing of the 2016 Form 10-K, capital purchases for our Eagle-1 satellite transponders, amendment and consent fees paid to our 2017 Credit Agreement lenders, and additional amounts that we used as working capital to support our operations. The cash used in operating and investing activities increased over the comparable prior period due to higher professional fees and related expenses related to our delayed filing of the 2016 Form 10-K, capital purchases for our Eagle-1 satellite transponders, amendment and consent fees paid to our 2017 Credit Agreement lenders, and additional amounts that we used as working capital to support our operations. Further, as a result of several amendments to our 2017 Credit Agreement in 2017 (and as of the date of filing of this Form 10-Q), (1) our maximum permitted Leverage Ratio is 4.5 to 1 through the quarter ending June 30, 2019 (after which quarter it steps down through the maturity of the 2017 Credit Agreement as set forth therein); (2) our term loans under the 2017 Credit Agreement bear interest on the outstanding amount at a rate per annum equal to either (i) the Base Rate plus 6.50% or (ii) the Eurocurrency Rate for each Interest Period plus 7.50%; and (3) our loans under our revolving credit facility (the “2017 Revolving Loans”) in the 2017 Credit Agreement now bear interest at a rate equal to either (i) the Base Rate (as defined in the 2017 Credit Agreement) plus 6.50% or (ii) the Eurocurrency Rate or EURIBOR (each as defined in the 2017 Credit Agreement) plus 7.50%, until we deliver our unaudited financial statements for the quarter ending March 31, 2018. After the delivery of those unaudited financial statements, the 2017 Revolving Loans will bear interest at a rate based on the Base Rate, Eurocurrency Rate or EURIBOR plus an interest-rate spread thereon that varies based on our Leverage Ratio. Under that Leverage Ratio scale, the spread thereon for the 2017 Revolving Loans will range from 6.00% to 6.50% for the Base Rate and 7.00% to 7.50% for the Eurocurrency Rate and EURIBOR. See “-Long Term Debt” below, including for a definition and an explanation of our “Leverage Ratio.” Our ability to generate sufficient cash flows from operations may affect our future compliance with the maximum leverage ratio included in the 2017 Credit Agreement.

We expect our available cash balances and cash flows from operations (combined with any availability under the revolving credit facility under the 2017 Credit Agreement) to provide sufficient liquidity to fund our current obligations and projected working-capital and capital-expenditure requirements for at least the next 12 months. (Note however that as of the filing date of this Form 10-Q we had no capacity remaining under the revolving credit facility, except for approximately $1 million of available cushion for foreign currency fluctuations on outstanding letters of credit.) To strengthen our current liquidity position and to fund our ongoing operations and/or enable us to invest in new business opportunities, we may implement cost reduction initiatives and/or raise additional funds through asset sales, commercial financings and new revolving and term-loan facilities and through the issuance of bonds, debentures and equity and equity-linked securities (in public or private offerings). However, market conditions, our future financial performance, our history of delays in filing our periodic SEC reports and our potential delisting from Nasdaq (if we fail to timely file our periodic SEC reports in the future), among other factors, may make it difficult or impossible for us to access debt or equity sources of capital, on favorable terms or at all, should we determine in the future to raise additional funds through these methods.

The assessment by management that the Company will have sufficient liquidity to fund current obligations and projected working-capital and capital-expenditure requirements for at least the next 12 months. is based on underlying estimates and assumptions, including that the Company: (i) remains current in its SEC public-reporting obligations; (ii) services its indebtedness and complies with the covenants (including the financial-reporting covenants) in the agreements governing its indebtedness; and (iii) remains listed on The Nasdaq Stock Market. The Company is currently in compliance with its credit-agreement covenants due to waivers and amendments it has obtained through the date of filing of this Form 10-Q.

If the Company is unable to service its indebtedness or satisfy the covenants (including the financial reporting covenants) in the agreements governing its indebtedness (or obtain additional waivers (if needed)), then its lenders and noteholders have the option to immediately accelerate all outstanding indebtedness, which the Company may not have the ability to repay. The Company intends to satisfy its current debt service obligations with its existing cash and cash equivalents. However, the Company may not have sufficient funds or may be unable to arrange for additional financing to pay the future amounts due under its existing debt instruments in the event of an acceleration event or repurchase event (as applicable, in the event that the Company is delisted from Nasdaq in the future). In this event, funds from external sources may not be available on acceptable terms, if at all.

Cash and Cash Equivalents

Our cash and cash equivalents are maintained at several financial institutions. Deposits held may exceed the amount of insurance provided on such deposits. Generally, our deposits may be redeemed upon demand and are maintained with a financial institution of reputable credit and, therefore, bear minimal credit risk. Of our cash and cash equivalents as of December 31, 2017 and March 31, 2017, approximately $15.8 million and $32.7 million was held by our foreign subsidiaries, respectively. If these funds were repatriated for use in our U.S. operations, we may be required to pay income taxes in the U.S. on the repatriated amount at the tax rates then in effect, reducing the net cash proceeds to us after repatriation. In the event we elect to repatriate any of these funds we believe we have sufficient net operating losses for the foreseeable future to offset any repatriated income. As a result, we do not expect any such repatriation would create a tax liability in the U.S. or have a material impact on our effective tax rate.

Sources and Uses of Cash—Three Months Ended March 31, 2017 and 2016

A summary of our cash flow activities for the three months ended March 31, 2017 and 2016 was as follows (in thousands):

	Three Months Ended March 31,
	2017	2016
Net cash (used in) provided by operating activities	$(35,498)	$1,601
Net cash used in investing activities	(20,182)	(5,796)
Net cash provided by (used in) financing activities	110,116	(42)
Effects of exchange rate changes on cash and cash equivalents	250	(133)
Net increase (decrease) in cash and cash equivalents	54,686	(4,370)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	50,686	223,552
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$105,372	$219,182

Cash Flows (Used in) Provided by Operating Activities

Three Months Ended March 31, 2017

Net cash used in our operating activities of $35.5 million primarily reflects our net loss of $125.6 million during the period, which included net non-cash charges of $118.7 million. These non-cash charges primarily related to the goodwill impairment charge of $78.0 million, along with the loss on extinguishment of debt of $14.4 million, normal depreciation & amortization expenses of $20.7 million and other items netting to a charge of $5.6 million.

The remainder of our sources of cash used in operating activities of $28.6 million resulted from changes in working capital driven by cash outflows from working capital changes predominantly as a result of decreases in accounts payable due to timing of payments, an increase in accounts receivable due to slower than anticipated collections, an increase in other non-current assets due to long-term prepayments relating to transponders, and an increase in inventory from equipment purchases in our Maritime & Land reporting unit.

Cash Flows Used in Investing Activities

Three Months Ended March 31, 2017

Net cash used in investing activities during the three months ended March 31, 2017 of $20.2 million was due to purchases of property, plant and equipment, principally relating to the Tranche 2 Transponders purchased from SES in March 2017 along with equipment shipments to flydubai and Avianca.

Cash Flows Provided by (Used in) Financing Activities

Three Months Ended March 31, 2017

Net cash provided by financing activities of $110.1 million was primarily due to net proceeds of $485.0 million received as a result of our January 2017 refinancing of indebtedness that we assumed from EMC in the EMC Acquisition with a larger credit facility. The new 2017 Credit Agreement, entered into in January 2017, consisted of a six-year $500 million senior secured term loan facility (fully drawn at the close of the refinancing) and a five-year $85 million senior secured revolving credit facility. The remaining $50.0 million of cash inflows from Financing Activities relates to a draw-down of the new senior-secured revolving credit facility during the three months ended March 31, 2017. This was offset by the associated issuance costs for the refinancing of $12.3 million and the pay-off of the acquired EMC indebtedness of $412.4 million.

Long-Term Debt

As of March 31, 2017 and December 31, 2016, our long-term debt consisted of the following (in thousands):

	March 31, 2017	December 31, 2016
Senior secured term loan facility, due July 2021(*)	$—	$263,980
Senior secured revolving credit facility, due July 2020(*)	—	55,500
Senior secured term loan facility, due July 2022(*)	—	92,000
Senior secured term loan facility, due January 2023(+)	500,000	—
Senior secured revolving credit facility, due January 2022(+)	50,000	—
2.75% convertible senior notes due 2035(1)	82,500	82,500
Other debt	3,457	3,299
Unamortized bond discounts, fair value adjustments and issue costs, net	(38,755)	(26,979)
Total carrying value of debt	597,202	470,300
Less: current portion, net	(6,256)	(2,069)
Total non-current	$590,946	$468,231
(*)        In connection with the EMC Acquisition, the Company assumed legacy EMC credit-agreement indebtedness, including this facility. This legacy EMC indebtedness was subsequently replaced by the 2017 Credit Agreement (as described in
Note 8. Financing Arrangements).
(+)    This facility is a component of the 2017 Credit Agreement.
(1)    The principal amount outstanding of the 2.75% convertible senior notes due 2035 as set forth in the foregoing table was
$82.5 million as of March 31, 2017, and are not the carrying amounts of this indebtedness (i.e., outstanding principal amount net of debt issuance costs and discount associated with the equity component).

The aggregate contractual maturities of all borrowings as of March 31, 2017 were as follows (in thousands):

Years Ending December 31,	Amount
2017 (remaining nine months)	$4,996
2018	5,745
2019	5,628
2020	5,313
2021	5,041
Thereafter	609,234
Total	$635,957

The foregoing table excludes earn-out liabilities of $2.0 million relating to the acquisitions of WOI, RMG, masFlight and navAero in 2015, in which the Company agreed to future contingent earn-out obligations relating to future performance of those businesses. Potential payouts are expected on specified dates through 2020. Also excluded are future purchase commitments with some of our connectivity vendors to secure future inventory for our airline customers and commitments related to ongoing engineering and antenna projects. At March 31, 2017, we also had outstanding letters of credit in the amount of $4.2 million, of which $3.4 million was issued under the letter of credit facility under the 2017 Credit Agreement.

As of December 31, 2017, the principal balance on the Company’s outstanding term loan under the 2017 Credit Agreement was $491 million, and we had drawn an aggregate of $78 million on the $85 million revolving line of credit under the 2017 Credit Agreement (with approximately $6 million of letters of credit issued against the facility). As such, our remaining available capacity under the revolving-credit facility was approximately $1 million.

Covenant Compliance Under 2017 Credit Agreement

As of March 31, 2017 we were in compliance with all financial and non-financial covenants under the 2017 Credit Agreement (giving effect to waivers and extensions we received thereunder in connection with our obligation to deliver financial-reporting information to the 2017 Credit Agreement lenders). Under the 2017 Credit Agreement, we are subject to a financial-reporting covenant (“Financial-Reporting Covenant”) and a maximum leverage-ratio covenant (the “Leverage Ratio”) (each of which we describe below), in addition to other customary covenants and restrictions set forth therein.
The Financial-Reporting Covenant requires us to furnish to our lenders our audited annual financial statements and unaudited interim financial statements by deadlines specified in the 2017 Credit Agreement. In connection with the delayed filing of our 2016 Form 10-K, we entered into several amendments and waivers and extensions to the 2017 Credit Agreement. See Note 16. Subsequent Events for a discussion of the terms of such amendments and waivers. As currently in effect, the Financial-Reporting Covenant requires that we furnish to our lenders our unaudited interim financial statements for the quarters ended March 31, 2017, June 30, 2017 and September 30, 2017 by no later than January 31, 2018. By filing this Form 10-Q, together with the Q2 Form 10-Q and the Q3 Form 10-Q (which we filed concurrently with filing this Form 10-Q), we became compliant with the Financial-Reporting Covenant.
The Leverage Ratio (which is tested at the end of each fiscal quarter) requires that we maintain a ratio of Consolidated First Lien Net Debt (as defined in the 2017 Credit Agreement) to Consolidated EBITDA (as defined in the 2017 Credit Agreement) for the trailing 12 months that is no greater than 4.5 to 1 through the quarter ending June 30, 2019, after which period the permitted Leverage Ratio steps down through the maturity date of the 2017 Credit Agreement as set forth therein.
As of March 31, 2017, June 30, 2017 and September 30, 2017, we were in compliance with the Leverage Ratio, and based on our preliminary projected financial results for the fourth quarter 2017 as available to us at this time, we expect to be in compliance with the Leverage Ratio as of December 31, 2017. In addition, based on our current projections, we expect to remain in compliance with the Leverage Ratio for at least the next 12 months.
You should also refer to the section titled “Risks Related to Our Indebtedness” in Part I, Item 1A. Risk Factors in our 2016 Form 10-K, for an explanation of the consequences of our failure to satisfy these covenants.

Contractual Obligations

For a discussion of movie license and Internet protocol television commitments, minimum lease obligations, satellite capacity, and other contractual commitments as of March 31, 2017 and for periods subsequent thereon, see Note 9. Commitments and Contingencies to the unaudited condensed consolidated financial statements (contained in Part I, Item 1 of this Form 10-Q).

Off -Balance Sheet Arrangements

As of March 31, 2017, we did not have any off-balance sheet arrangements that have, or are reasonably likely to have, a material effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes during the three months ended March 31, 2017, to the information provided in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of our Annual Report on Form 10-K for the year ended December 31, 2016.

ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by the Company in reports filed or submitted under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

As of the end of the period covered by this Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) pursuant to Rule 13a-15 of the Exchange Act. Based upon that evaluation, as a result of the material weaknesses in internal control over financial reporting identified in our 2016 Form 10-K and as described below, our Chief Executive Officer and Chief Financial Officer concluded that as of the end of the period covered by this Form 10-Q, the Company’s disclosure controls and procedures were not effective.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected on a timely basis.

In connection with our evaluation of our disclosure controls and procedures for the second quarter of 2017, we determined that all of the 2016 material weaknesses in our internal control over financial reporting (disclosed in our 2016 Form 10-K) continued to exist. These included the material weaknesses described under the following subheadings in Item 9A of the 2016 Form 10-K: the Entity-Level Control Environment; Financial Statement Close and Reporting Process; Intercompany Process; Business Combination; Significant and Unusual Non-Routine Transactions; Inventory; Content Library; Internally Developed Software; Long-Lived Assets; Goodwill Impairment; Accounts Payable and Accrued Liabilities; Revenue Processes, License Fee Accruals; Income Taxes; Payroll; Stock-Based Compensation; Treasury; and IT Processes. We have also identified deficiencies in our Maritime & Land operations (i.e., our acquired EMC business, which was scoped out of our management’s annual assessment of the effectiveness of our internal control over financial reporting for our 2016 Form 10-K but which operations will be included in our testing for effectiveness of our internal control over financial reporting in connection with our Form 10-K for the year ended December 31, 2017) that we believe may constitute material weaknesses in our internal control over financial reporting consistent with those that existed in our control environment as of December 31, 2016, as well as cost-of-sales deficiencies and cash-management deficiencies. The new cost of sales deficiencies relate to our failure to implement effective internal controls for recording and reporting our costs of sales. The new cash-management deficiencies relate to our failure to implement effective internal controls over recording and reporting of our cash receipts, collectability of accounts receivable and cash disbursements. We may identify additional deficiencies that constitute material weaknesses as we continue to remediate our current material weaknesses.

In light of the material weaknesses in our internal control over financial reporting, we performed additional analyses and other procedures to ensure that our unaudited condensed consolidated financial statements included in this Form 10-Q present fairly, in all material respects, our financial position, results of our operations and our cash flows as of and for the three months ended March 31, 2017 in accordance with accounting principles generally accepted in the United States (“GAAP”). Following the above analyses and procedures, our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that our unaudited condensed consolidated financial statements included in this Form 10-Q present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented, in conformity with GAAP.

Remediation Plan

We previously identified a plan to remediate the material weaknesses described in this Item 4 and in our 2016 Form 10-K and to enhance our overall control environment, and we continue to implement that plan. Please refer to Item 9A of our 2016 Form 10-K for further detail regarding that plan. As and if we identify additional deficiencies that may constitute material weaknesses in our internal control over financial reporting with respect to our Maritime & Land business, we intend to undertake remedial actions within that business’s control environment.

During 2017 we were focused on the preparation and the filing of the 2016 Annual Financial Statements and on the preparation of our 2016 Form 10-K, and as such we did not successfully remediate our material weaknesses. We however believe that our remediation plan, when fully implemented and effective, should remediate the material weaknesses described in this Item 4 and in our 2016 Form 10-K and enhance our overall control environment. But, because the reliability of the internal control process requires repeatable execution and testing over multiple fiscal quarters, any successful remediation of these material weaknesses will require review and evidence of effectiveness prior to concluding that the controls are effective, and it is possible that additional remediation steps will be necessary and/or that our material weaknesses will continue to persist. Further, we cannot at this time estimate how long it will take to remediate our material weaknesses, and our remediation plan may not ultimately be successful.

As we continue to evaluate and work to improve our internal control over financial reporting, our management may decide to take additional measures to address the material weaknesses or modify the remediation steps described above. Until we have remediated all of our material weaknesses, we plan to continue to perform additional analyses and other procedures to ensure that our consolidated financial statements continue to be prepared in accordance with GAAP.

Changes in Internal Control Over Financial Reporting

Except in connection with the continued post-closing integration of EMC and the other matters discussed above, there was no change in our internal control over financial reporting that occurred during the period covered by this Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

Certain legal proceedings in which we are involved are discussed in Part I, Item 3 of our 2016 Form 10-K and in
Note 9. Commitments and Contingencies, to the condensed consolidated financial statements included in this Form 10-Q.

There were no material updates to the legal proceedings disclosed in Part I, Item 3 of our 2016 Form 10-K, except as follows:

•
SwiftAir Litigation. With respect to the lawsuit filed by SwiftAir, LLC against our wholly owned subsidiary, Row 44, and one of its airline customers in the Superior Court of California for the Country of Los Angeles, the Court has scheduled the trial for this matter in February 2018.

•	STM Litigation. With respect to the lawsuit filed by STM Atlantic N.V. and STM Group, Inc. against EMC in Delaware Superior Court, the Court has scheduled the trial for this matter in February 2018.

•
Securities Class Action Litigation. With respect to the class action lawsuit that was filed in the United States District Court for the Central District of California, on November 30, 2017, the plaintiffs filed a motion to alter or amend the Court’s previous judgment of dismissal to permit the class-action plaintiffs to file a further amended complaint. On January 8, 2018, the Court denied the plaintiffs’ motion. On January 29, 2018, the plaintiffs filed a notice of appeal to the United States Court of Appeals for the Ninth Circuit from the Court’s denial of the plaintiffs’ motion to alter or amend the judgment

ITEM 1A.    RISK FACTORS

Our risk factors are described in the “Risk Factors” section of our 2016 Form 10-K. There have been no material changes to our risk factors since the filing of the 2016 Form 10-K.

ITEM 6.    EXHIBITS
EXHIBIT INDEX

		Incorporated by Reference
Exhibit No.	Exhibit Index	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith
10.1	Credit Agreement, dated as of January 6, 2017, by and among the Company, the subsidiary guarantors party thereto, Citibank, N.A., as the administrative agent, and the lenders from time to time party thereto.	8-K	001-35176	10.1	1/12/2017
10.2	Security Agreement, dated as of January 6, 2017, by and among the Company, the grantors party thereto and Citibank, N.A., as the agent.	8-K	001-35176	10.2	1/12/2017
10.3	First Amendment and Limited Waiver to Credit Agreement dated as of May 4, 2017, among the Company, the guarantors party thereto, the lenders party thereto, and Citibank, N.A., as administrative agent.	8-K	001-35176	10.1	5/5/2017
10.4	Amendment to First Amendment and Limited Waiver to Credit Agreement and Second Amendment to Credit Agreement, dated as of June 29, 2017, among the Company, the guarantors party thereto, the lenders party thereto, and Citibank, N.A., as administrative agent.	8-K	001-35176	10.1	6/30/2017
10.5	Second Amendment to Limited Waiver to Credit Agreement, dated as of September 13, 2017, among the Company, the guarantors party thereto, the lenders party thereto, and Citibank, N.A., as administrative agent.	8-K	001-35176	10.1	9/14/2017
10.6	Third Amendment to Limited Waiver to Credit Agreement and Third Amendment to Credit Agreement, dated as of October 2, 2017, among the Company, the guarantors party thereto, the lenders party thereto, and Citibank, N.A., as administrative agent.	8-K	001-35176	10.1	10/3/2017
10.7	Extension Letter, dated as of October 6, 2017, among the Company and the lenders party thereto.	8-K	001-35176	10.1	10/12/2017
10.8	Fourth Amendment to Limited Waiver to Credit Agreement and Fourth Amendment to Credit Agreement, dated as of October 31, 2017, among the Company, the guarantors party thereto, the lenders party thereto, and Citibank, N.A., as administrative agent.	8-K	001-35176	10.1	11/1/2017
10.9	Extension Letter, dated as of November 15, 2017, among the Company and the lenders party thereto.	8-K	001-35176	10.1	11/16/2017
10.10	Fifth Amendment to Limited Waiver to Credit Agreement and Fifth Amendment to Credit Agreement, dated as of December 22, 2017, among the Company, the guarantors party thereto, the lenders party thereto, and Citibank, N.A., as administrative agent.	8-K	001-35176	10.1	12/27/2017
10.11	Waiver of Claims, General Release and Non-Solicitation Agreement, dated February 20, 2017, between the Company and David M. Davis.	8-K	001-35176	10.2	2/21/2017
10.12*	Consulting Agreement, dated as of February 21, 2017, between the Company and David M. Davis.	8-K	001-35176	10.3	2/21/2017
10.13*	Consulting Agreement, dated April 19, 2017, between the Company and Abel Avellan.	8-K	001-35176	10.1	4/24/2017
10.14*	Waiver of Claims and General Release Agreement, dated February 20, 2017, between the Company and Thomas Severson.	8-K	001-35176	10.4	2/21/2017
10.15*	Amendment #1 to Consulting Services Agreement, dated May 1, 2017, by and between the Company and Aditya Chatterjee.	8-K	001-35176	10.1	5/2/2017
10.16*	Employment Letter Agreement, dated February 21, 2017, between the Company and Jeffrey A. Leddy.	8-K	001-35176	10.1	2/21/2017
10.17*	Employment Letter Agreement, dated April 7, 2017, between the Company and Paul Rainey.	8-K	001-35176	10.1	4/7/2017
10.18*	Employment Letter Agreement, dated May 8, 2017, between the Company and Sarlina See.	8-K	001-35176	10.1	5/11/2017
10.19*	Global Eagle Entertainment Inc. Change in Control and Severance Plan for Senior Management.	8-K	001-35176	10.2	4/7/2017
10.20*	Form of Designation Letter for the Global Eagle Entertainment Inc. Change in Control and Severance Plan for Senior Management.	8-K	001-35176	10.3	4/7/2017
10.21*	Global Eagle Entertainment Inc. 2017 Omnibus Long-Term Incentive Plan.	14A	001-35176	Annex B	11/28/2017
10.22*	Form of Global Eagle Entertainment Inc. 2017 Omnibus Long-Term Incentive Plan Restricted Stock Unit Grant Notice.					X
10.23*	Form of Global Eagle Entertainment Inc. 2017 Omnibus Long-Term Incentive Plan Performance-Based Restricted Stock Unit Grant Notice.					X
10.24*	Form of Global Eagle Entertainment Inc. 2017 Omnibus Long-Term Incentive Non-Qualified Stock Option Grant Notice.					X
10.25*	Global Eagle Entertainment Annual Incentive Plan, adopted on December 11, 2017.					X
31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).					X
31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).					X
32.1	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.					X
32.2	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.					X
101.INS	XBRL Instance Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X

*Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on January 31, 2018.

GLOBAL EAGLE ENTERTAINMENT INC.
By:	/s/ PAUL RAINEY
Paul Rainey
Chief Financial Officer
(Principal Financial Officer)