Form 10-Q
period 2017-06-30
Global Eagle Entertainment Inc.
filed 2018-01-31
CIK 1512077

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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

GLOBAL EAGLE ENTERTAINMENT INC.
FORM 10-Q
FOR THE FISCAL QUARTER ENDED JUNE 30, 2017

INTRODUCTORY NOTE

As used herein, “Global Eagle Entertainment,” “Global Eagle,” the “Company,” “our,” “we,” or “us” and similar terms include Global Eagle Entertainment Inc. and its subsidiaries, unless the context indicates otherwise.

As previously reported, we were unable to timely file our Annual Report on Form 10-K for our fiscal year ended December 31, 2016 (the “2016 Form 10-K”) and our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2017 (the “Q1 Form 10-Q”), June 30, 2017 (this “Form 10-Q”) and September 30, 2017 (the “Q3 Form 10-Q”). We filed the 2016 Form 10-K with the SEC on November 17, 2017 and the Q1 Form 10-Q and Q3 Form 10-Q with the SEC concurrently with the filing of this Form 10-Q.

We required additional time to file the 2016 Form 10-K, the Q1 Form 10-Q, this Form 10-Q and the Q3 Form 10-Q due to our increased size and complexity following our acquisition of Emerging Markets Communications (“EMC”) in July 2016 (the “EMC Acquisition”) and the effect of that increased size and complexity on our financial reporting processes; our need to transition our finance function after the departures of our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer; and our need to complete additional financial-closing procedures associated with our material weaknesses in internal control over financial reporting, as are described in Part II, Item 9A. Controls and Procedures of the 2016 Form 10-K. We were unable to timely file the Q1 Form 10-Q, this Form 10-Q and the Q3 Form 10-Q because they needed to include balance-sheet information derived from the audited financial statements included in the 2016 Form 10-K, and also needed to include unaudited financial statements that we were unable to finalize until we finalized our audited financial statements for the year ended December 31, 2016.

Except for the discussion of our operating segments and as otherwise expressly set forth in this Form 10-Q, the information contained in this Form 10-Q is presented as of June 30, 2017 and the three and six months then ended and does not reflect events or results of operations that have occurred subsequent to June 30, 2017.

Our Operating Segments (and Changes Thereto in the Second Quarter of 2017)

We discuss our business and operations in this Form 10-Q as comprising two operating segments: Media & Content and Connectivity. For fiscal year 2015 and for 2016 until our EMC Acquisition, our business consisted of two operating segments: Content and Connectivity. Following the EMC Acquisition, the acquired EMC business became our third operating segment, which we called Maritime & Land Connectivity, and we renamed our other two segments as Media & Content and Aviation Connectivity.

In the second quarter of 2017 however, following changes in our senior management (including our chief operating decision maker) and organizational changes across our business, we reorganized our business from three operating segments back into two operating segments—Media & Content and Connectivity— primarily through integrating the business and operations of our former Aviation Connectivity segment with that of our former Maritime & Land Connectivity segment. Our chief operating decision maker determined this was appropriate based on the similarities and synergies between these two segments relating to satellite bandwidth and equipment used in those businesses as well as on our restructured reporting lines across our business departments. However, we will continue to have three separate reporting units for purposes of our goodwill impairment testing. This Form 10-Q, which speaks as of June 30, 2017, unless otherwise indicated, presents our business as two operating segments. See also Note 13. Segment Information for a further discussion of our operating segments.

PART I — FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

GLOBAL EAGLE ENTERTAINMENT INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In thousands, except share and per share amounts)

	June 30, 2017	December 31, 2016
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$66,554	$50,686
Restricted cash	1,021	17,992
Accounts receivable, net	123,108	120,492
Inventories	27,130	25,986
Prepaid expenses	21,149	17,658
Other current assets	12,425	20,786
TOTAL CURRENT ASSETS:	251,387	253,600
Content library	10,313	21,470
Property, plant and equipment, net	201,213	166,049
Goodwill	248,644	327,836
Intangible assets, net	144,517	166,720
Equity method investments	153,775	156,527
Other non-current assets	8,918	7,233
TOTAL ASSETS	$1,018,767	$1,099,435
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$216,488	$240,777
Deferred revenue	6,795	6,970
Current portion of long-term debt	13,691	2,069
Other current liabilities	10,557	11,321
TOTAL CURRENT LIABILITIES:	247,531	261,137
Deferred revenue, non-current	1,474	1,536
Long-term debt	576,685	468,231
Deferred tax liabilities	32,086	33,205
Other non-current liabilities	29,095	36,329
TOTAL LIABILITIES	886,871	800,438

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized, 0 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively	—	—
Common stock, $0.0001 par value; 375,000,000 shares authorized, 88,581,966 and 88,482,745 shares issued, 85,528,332 and 85,429,111 shares outstanding, at June 30, 2017 and December 31, 2016, respectively	9	9
Treasury stock, 3,053,634 shares at June 30, 2017 and December 31, 2016	(30,659)	(30,659)
Additional paid-in capital	749,937	747,005
Subscriptions receivable	(566)	(553)
Accumulated deficit	(586,418)	(416,389)
Accumulated other comprehensive loss	(407)	(416)
TOTAL STOCKHOLDERS’ EQUITY	131,896	298,997
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,018,767	$1,099,435

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GLOBAL EAGLE ENTERTAINMENT INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenue	$155,742	$112,265	$308,334	$226,082
Operating expenses:
Cost of sales	118,090	75,086	228,630	151,854
Sales and marketing	10,029	6,491	21,041	11,163
Product development	7,942	8,416	15,591	17,162
General and administrative	34,929	18,447	70,250	37,667
Provision for legal settlements	—	38,142	475	40,143
Amortization of intangible assets	10,860	7,486	21,868	14,889
Goodwill impairment	—	—	78,000	—
Total operating expenses	181,850	154,068	435,855	272,878
Loss from operations	(26,108)	(41,803)	(127,521)	(46,796)
Other income (expense):
Interest expense, net	(14,807)	(613)	(25,771)	(1,417)
Loss on extinguishment of debt	—	—	(14,389)	—
Income from equity method investments	601	—	2,140	—
Change in fair value of derivatives	(445)	10,926	2,475	16,791
Other income (expense), net	653	(5,934)	165	(5,254)
Loss before income taxes	(40,106)	(37,424)	(162,901)	(36,676)
Income tax expense	4,024	736	6,840	3,896
Net loss	$(44,130)	$(38,160)	$(169,741)	$(40,572)

Net loss per share – basic and diluted	$(0.52)	$(0.49)	$(1.99)	$(0.52)
Weighted average shares outstanding – basic and diluted	85,496	78,127	85,468	78,385

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GLOBAL EAGLE ENTERTAINMENT INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net loss	$(44,130)	$(38,160)	$(169,741)	$(40,572)
Other comprehensive income (loss):
Unrealized foreign currency translation adjustments	(47)	(74)	9	(158)
Other comprehensive income (loss)	(47)	(74)	9	(158)
Comprehensive loss	$(44,177)	$(38,234)	$(169,732)	$(40,730)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GLOBAL EAGLE ENTERTAINMENT INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)
(In thousands)

	Common Stock		Treasury Stock		Additional	Subscriptions	Accumulated	Accumulated Other	Total
	Shares	Amount	Shares	Amount	Paid-in Capital	Receivable	Deficit	Comprehensive Loss	Stockholders’ Equity
Balance at December 31, 2016	88,483	$9	(3,054)	$(30,659)	$747,005	$(553)	$(416,389)	$(416)	$298,997
Restricted stock units vested and distributed, net of tax	99	—	—	—	(199)	—	—	—	(199)
Stock-based compensation	—	—	—	—	2,843	—	—	—	2,843
Change in accounting principle (1)	—	—	—	—	288	—	(288)	—	—
Interest income on subscription receivable	—	—	—	—	—	(13)	—	—	(13)
Other comprehensive income	—	—	—	—	—	—	—	9	9
Net loss	—	—	—	—	—	—	(169,741)	—	(169,741)
Balance at June 30, 2017	88,582	$9	(3,054)	$(30,659)	$749,937	$(566)	$(586,418)	$(407)	$131,896

(1)  Cumulative-effect adjustment related to the adoption of ASU 2016-09, as defined in Note 2. Basis of Presentation and Summary of Significant Accounting Policies.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GLOBAL EAGLE ENTERTAINMENT INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Six Months Ended June 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(169,741)	$(40,572)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization of property, plant, equipment and intangibles	42,766	21,595
Amortization of content library	7,764	2,909
Non-cash interest expense, net	2,596	424
Change in fair value of derivatives	(2,475)	(16,792)
Stock-based compensation	2,843	4,262
Impairment of goodwill	78,000	—
Impairment of related party loan	—	4,516
Loss on disposal of fixed assets	517	992
Loss on extinguishment of debt	14,389	—
Earnings from equity method investment	(2,140)	—
Distributions from equity method investments	4,900	—
Provision for bad debts	2,372	(538)
Deferred income taxes	(1,278)	(1,839)
Other	(1,466)	—
Changes in operating assets and liabilities:
Restricted cash	770	474
Accounts receivable	(4,988)	5,338
Inventories	(4,404)	(3,016)
Prepaid expenses and other current assets	4,870	(2,447)
Content library	(8,967)	(4,998)
Other non-current assets	(142)	(5,222)
Accounts payable and accrued liabilities	(8,798)	37,919
Deferred revenue	(237)	(3,936)
Other current liabilities	(764)	1,597
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(43,613)	666
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(42,888)	(17,579)
Settlement received related to acquisition	1,250	—
Release of restricted cash	554	—
Issuance of loan to related party	—	(4,400)
Purchase of investments	—	(7,669)
Net proceeds from sale of available for sale securities	—	7,738
NET CASH USED IN INVESTING ACTIVITIES	(41,084)	(21,910)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of debt, net of $15,000 discount	485,000	—
Issuance costs	(17,893)	—
Repayment of EMC indebtedness	(412,400)	—
Proceeds from borrowings on line of credit	50,000	—
Repayments of long-term debt	(3,684)	—
Payments of contingent consideration	(829)	—
Proceeds from the exercise of common stock options and warrants	—	134
Repayments of notes payable	—	(425)
Purchases of common stock	—	(5,219)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	100,194	(5,510)
Effects of exchange rate changes on cash and cash equivalents	371	(89)
Net increase (decrease) in cash and cash equivalents	15,868	(26,843)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	50,686	223,552
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$66,554	$196,709

SIGNIFICANT NON-CASH INVESTING AND FINANCING ACTIVITIES:
Purchase consideration for equipment included in accounts payable	$23,500	$—
Release of restricted cash held in escrow for EMC Acquisition	15,483	—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GLOBAL EAGLE ENTERTAINMENT INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 1.    Business

Global Eagle Entertainment Inc. is a Delaware corporation headquartered in Los Angeles, California. Global Eagle (together with its subsidiaries, “Global Eagle” or the “Company”) is a leading provider of satellite-based connectivity and media to fast-growing, global mobility markets across air, land and sea. Global Eagle offers a fully integrated suite of rich media content and seamless connectivity solutions that cover the globe. As of June 30, 2017, its business was comprised of two operating segments: Media & Content and Connectivity, with the Connectivity segment encompassing the operations of the former Aviation Connectivity and Maritime & Land Connectivity segments as historically presented in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2017. See Note 13. Segment Information for further discussion on the Company’s reportable segments.

Prior to the EMC Acquisition on July 27, 2016 (the “EMC Acquisition Date”), the Company’s business consisted of two operating segments: Content and Connectivity. (EMC was a communications services provider that offered land-based sites and marine vessels globally a multimedia platform delivering communications, Internet, live television, on-demand video, voice, cellular and 3G/LTE services. See Note 3. Business Combinations.) Following the EMC Acquisition, the acquired EMC business became a third operating segment, which the Company called Maritime & Land Connectivity, and the Company renamed its other two segments as Media & Content and Aviation Connectivity. In the second quarter of 2017, the Company reorganized its business from three operating segments back into two operating segments—Media & Content and Connectivity. However, we will continue to have three separate reporting units for purposes of our goodwill impairment testing. See Note 13. Segment Information for a further discussion of our reportable segments.

Media & Content

The Media & Content segment curates, manages, provides post-production and distributes wholly-owned and licensed media content, video and music programming, advertising, applications and video games to the airline, maritime and other “away from home” non-theatrical markets.

Connectivity

The Connectivity operating segment provides its customers, including its passengers and crew, with (i) Wi-Fi connectivity via C, Ka and Ku satellite transmissions that enabled access to the Internet, live television, on-demand content, shopping and travel-related information and (ii) operational solutions that allowed customers to improve the management of their internal operations.

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

Basis of Presentation

The accompanying interim condensed consolidated balance sheet as of June 30, 2017, the condensed consolidated statements of operations and the condensed consolidated statements of comprehensive loss for the three and six months ended June 30, 2017 and 2016, the condensed consolidated statements of cash flows for the six months ended June 30, 2017 and 2016, and the condensed consolidated statement of stockholders' equity for the six months ended June 30, 2017, are unaudited.

In the opinion of the Company's management, the unaudited interim condensed consolidated financial statements have been prepared on the same basis as the Company's audited consolidated financial statements for the year ended December 31, 2016, and include all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of the Company's condensed consolidated balance sheet as of June 30, 2017, its condensed consolidated statements of operations for the three and six months ended June 30, 2017 and 2016 and its condensed consolidated statements of cash flows for the six months ended June 30, 2017 and 2016. The results for the three and six months ended June 30, 2017 are not necessarily indicative of the results expected for the full 2017 year. The consolidated balance sheet as of December 31, 2016 has been derived from the Company's audited financial statements included in the Company's Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission ("SEC") on November 17, 2017 (the "2016 Form 10-K").

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

These financial statements have been prepared on the basis of the Company having sufficient liquidity to fund its operations for at least the next twelve months from the issuance of these consolidated financial statements in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification Topic 205-40 (“ASC Topic 205-40”), Presentation of Financial Statements—Going Concern. The Company’s principal sources of liquidity have historically been its debt and equity issuances and its cash and cash equivalents (which cash and cash equivalents amounted to $50.8 million, $66.6 million and $50.7 million as of December 31, 2017, June 30, 2017 and December 31, 2016, respectively). The Company’s internal plans and forecasts indicate that it will have sufficient liquidity to continue to fund its business and operations for at least the next twelve months in accordance with ASC Topic 205-40.

The assessment by the Company’s management that the Company will have sufficient liquidity to continue as a going concern is based on underlying estimates and assumptions, including that the Company: (i) remains in compliance with SEC public-reporting rules and regulations; (ii) services its indebtedness and complies with the covenants (including the financial reporting covenants) in the agreements governing its indebtedness; and (iii) remains listed on The Nasdaq Stock Market (“Nasdaq”). Under the terms of its credit agreement (as modified) and waivers related thereto, the Company was required to furnish its Quarterly Reports on Form 10-Q for the quarters ended March 31, June 30 and September 30, 2017 to its lenders on or before January 31, 2018. In addition, under the terms of an extension that Nasdaq granted the Company, the Company was required to file these Quarterly Reports on or before January 31, 2018. Upon filing this Form 10-Q and the Quarterly Reports on Form 10-Q for the quarters ended March 31, 2017 and September 30, 2017, the Company regained compliance with its SEC periodic reporting obligations, met the requirements of its credit-agreement waivers, and has satisfied the terms of its Nasdaq extension, subject to Nasdaq confirmation of the same (which the Company expects to receive in the next several days following its filing of this Form 10-Q).

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

Restricted Cash

The Company maintains letters of credit agreements with some of its customers that are secured by the Company’s cash for periods up to three years.

As of June 30, 2017 and December 31, 2016, the Company had restricted cash of $1.0 million and $18.0 million, respectively. During the six months ended June 30, 2017, the Company released $17.1 million of cash from restrictions. Of this amount, $16.0 million was being held in an escrow account and related to EMC’s acquisition of Maritime Telecommunications Network (“MTN”) (which EMC consummated prior to the Company’s acquisition of EMC), of which $15.5 million was released to the former stockholders of MTN in June 2017 and the remaining $0.6 million was returned to the Company. The release of the funds to the former MTN stockholders has been classified as a significant non-cash investing activity in the Condensed Consolidated Statement of Cash Flows. The remaining $1.1 million related to the release of letters of credit.

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

In addition, for the quarter ended March 31, 2017, the Company identified a triggering event due to a significant decline in the market capitalization of the Company. Accordingly, the Company assessed the fair value of its three reporting units as of March 31, 2017 and as a result the Company recorded an additional goodwill impairment charge of $78.0 million related to its Maritime & Land Connectivity reporting unit. This additional impairment was primarily due to lower than expected financial results of the reporting unit during the three months ended March 31, 2017 due to delays in new maritime installations, slower than originally estimated execution of EMC Acquisition-related synergies and other events that occurred in the first quarter of 2017. Given these indicators, the Company determined, at that time, that there was a higher degree of uncertainty in achieving its financial projections for this unit and as such, increased its discount rate, which reduced the fair value of the unit. Subsequent to this, no further impairment was recorded during the six months ended June 30, 2017.

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

On a periodic basis, the Company assesses whether there are any indicators that the value of its investments may be impaired, in accordance with FASB Accounting Standards Codification (“ASC”) 323, Investment—Equity Method and Joint Ventures. When circumstances indicate there may have been a reduction in the value of an equity method investment, we evaluate the equity method investment and any advances made for impairment by estimating our ability to recover our investment from future expected cash flows. If we determine the loss in value is other than temporary, we recognize an impairment charge to reflect the equity investment and any advances made at fair value. We did not identify any such circumstances during the three or six months ended June 30, 2017.

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

The following tables summarize our financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2017 and December 31, 2016, respectively (dollar values in thousands, other than per-share values):

	June 30, 2017	Quotes Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Liabilities:
Earn-out liability (1)	$1,162	$—	$—	$1,162
Liability Warrants (2)	218	—	—	218
Contingently issuable shares (3)	2,285	—	—	2,285
Total	$3,665	$—	$—	$3,665

	December 31, 2016	Quotes Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Liabilities:
Earn-out liability (1)	$1,987	$—	$—	$1,987
Liability Warrants (2)	433	—	—	433
Contingently issuable shares (3)	4,545	—	—	4,545
Total	$6,965	$—	$—	$6,965

(1)	Represents aggregate earn-out liabilities for the Company’s acquisitions of WOI, RMG, navAero and masFlight assumed in business combinations for the year ended December 31, 2015.

(2)	Includes 6,173,228 Public SPAC Warrants outstanding at June 30, 2017 and December 31, 2016.

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

Public SPAC Warrants. Through the quarter ended September 30, 2016, the fair value of the outstanding Public SPAC Warrants issued in the Company’s initial public offering in 2011 (which were recorded as derivative warrant liabilities) was determined by the Company using the quoted market prices for the Public SPAC Warrants traded over the counter. During the quarter ended December 31, 2016, the Company determined that there was a significant decrease in transaction volume and level of trading activity for the Public SPAC Warrants. As a result, the Company transferred the Public SPAC Warrants from Level 1 to Level 3 of the valuation hierarchy and determined the fair value using the Black-Scholes option pricing model at the end of the reporting period. For the three and six months ended June 30, 2017, due to the change in the fair value of these warrants, the Company recorded expense of $0.2 million and income of $0.2 million, respectively. The Public SPAC Warrants are included in Accounts Payable and Accrued Liabilities on the Condensed Consolidated Balance Sheets. The change in value of these Public SPAC warrants is included in Change in fair value of derivatives in the Condensed Consolidated Statements of Operations.

The following table presents the fair value roll-forward reconciliation of Level 3 assets and liabilities measured at fair value basis for the six months ended June 30, 2017 (in thousands):

	Liability Warrants	Contingently Issuable Shares	Earn-Out Liabilities
Balance as of December 31, 2016	$433	$4,545	$1,987
Change in value	(215)	(2,260)	4
Payments	—	—	(829)
Balance as of June 30, 2017	$218	$2,285	$1,162

The following table shows the carrying amounts and the fair values of our long-term debt in the condensed consolidated financial statements at June 30, 2017 and December 31, 2016, respectively (in thousands, except as stated in footnote 2 to the table below):

	June 30, 2017		December 31, 2016
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Senior secured first lien term loan facility, due July 2021 (*)(1)	$—	$—	$256,004	$260,020
Senior secured revolving credit facility, due July 2020 (*)(1)	—	—	53,891	52,932
Senior secured second lien term loan facility, due July 2022 (*)(1)	—	—	88,082	88,780
Senior secured term loan facility, due January 2023 (+)(1)	467,910	432,500	—	—
Senior secured revolving credit facility, due January 2022 (+)(1)	50,000	46,125	—	—
2.75% convertible senior notes due 2035 (1) (2)	69,371	53,625	69,024	67,444
Other debt (3)	2,775	2,777	3,299	3,299

(*)     In connection with the EMC Acquisition, the Company assumed legacy EMC credit-agreement indebtedness, including this facility. This legacy EMC indebtedness was subsequently replaced by the 2017 Credit Agreement (as described in Note 8. Financing Arrangements).

(+)     This facility is a component of the 2017 Credit Agreement

(1)	The estimated fair value is classified as Level 2 financial instrument and was determined based on the quoted prices of the instrument in an over-the-counter market.

(2)
The fair value of the 2.75% convertible senior notes due 2035 is exclusive of the conversion feature therein, which was originally allocated for reporting purposes at $13.0 million, and is included in the condensed consolidated balance sheets within “Additional paid-in capital” (see Note 11. Common Stock, Stock-Based Awards and Warrants). The principal amount outstanding of the 2.75% convertible senior notes due 2035 was $82.5 million as of June 30, 2017, and the carrying amounts in the foregoing table reflect this outstanding principal amount net of debt issuance costs and discount associated with the equity component.

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

In October 2016, the FASB issued ASU 2016-17, Consolidation (Topic 810): Interests Held through Related Parties That Are under Common Control which amended the consolidation guidance on how a reporting entity that is the single decision maker of a variable interest entity (“VIE”) should treat indirect interests in the entity held through related parties that are under common control with the reporting entity when determining whether it is the primary beneficiary of that VIE. This pronouncement is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. We adopted this guidance effective January 1, 2017. The adoption of this standard did not have an impact on our Condensed Consolidated Financial Statements.

In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 781), Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”), which amends and simplifies the accounting for share-based payment awards in three areas; (1) income tax consequences, (2) classification of awards as either equity or liabilities, and (3) classification on the statement of cash flows. ASU 2016-09 is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. We adopted this standard effective January 1, 2017. The adoption of this standard resulted in a cumulative-effect adjustment of $0.3 million to accumulated deficit and additional paid-in capital, which we recorded in our Q1 Form10-Q.

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

During 2017 we dedicated significant resources to the ASU 2014-09 transition project, including engaging third-party service providers to assist in the evaluation and implementation. We are currently analyzing representative contracts from each of our reportable segments and revenue streams. Based on our current assessment to date:

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

Note 3. Business Combinations

2017 Acquisitions

The Company did not consummate any acquisitions or business combinations during the six months ended June 30, 2017.

2016 Acquisition

Emerging Markets Communications

On July 27, 2016, the Company completed the EMC Acquisition. The acquisition date fair value consideration transferred to the EMC seller totaled approximately $165.0 million. This acquisition was intended to provide growth opportunities by expanding into a complementary maritime market in order to realize synergies by leveraging infrastructure and suppliers to achieve efficiencies and cost savings. We believed that these efficiencies and savings would result from removing overlap in existing network infrastructure, reducing bandwidth costs, lowering our development expenses and integrating our internal operations with EMC’s. The acquisition was also intended to achieve cross-selling opportunities for the Company’s content, digital media and operations solutions products into the maritime market.

The consideration for the EMC Acquisition consisted of the following (in thousands, except those amounts in the footnotes to the table):

Amount
Cash consideration paid to seller	$100,454
Issuance of 5,466,886 shares of Company common stock (1)	40,607
Deferred consideration (2)	25,000
Settlement of pre-existing relationship	228
Working capital settlement adjustment (3)	(1,250)
Total	$165,039

(1)
The fair value of the Company’s common stock issued as consideration in the EMC Acquisition was measured based on the common stock price upon closing of the transaction on July 27, 2016, less a 7.5% discount thereon for restriction on transferability.

(2)	On July 27, 2017, the Company elected to pay this amount in 5,080,049 newly issued shares of its common stock, which the Company issued to the EMC seller.

(3)	In June 2017, the Company finalized the working capital adjustments with the EMC seller, which resulted in the release to the Company of $1.3 million from a working capital adjustment escrow.

The following is a summary of the purchase price allocation to the estimated fair values of the identifiable assets acquired and the liabilities assumed at the EMC Acquisition date (dollars in thousands):

	Weighted Average Useful Life (Years)(2)	Final
Cash and cash equivalents		$8,208
Restricted cash		16,257
Other current assets		60,625
Property, plant and equipment		82,220
Equity method investments (1)		152,700
Intangible assets:
Completed technology	3.4	18,500
Customer relationships	8.0	47,700
Backlog	3.0	18,300
Trademarks	5.0	1,000
Other non-current assets		2,321
Accounts payable and accrued liabilities		(68,864)
Debt, including current		(371,990)
Deferred tax liabilities, net		(71,954)
Unfavorable vendor contracts, including current		(13,500)
Deferred revenue, including current		(4,602)
Other non-current liabilities		(9,479)
Fair value of net assets acquired		(132,558)
Consideration transferred (3)		165,039
Goodwill		$297,597

(1)	Represents 49% investments in WMS and Santander.

(2)	The weighted average useful life in total is 5.9 years.

(3)
In June 2017, the Company finalized the working capital adjustments with the EMC seller resulting in the release to the Company of $1.3 million from a working capital adjustment escrow which reduced the Goodwill recorded. See Note 5. Goodwill.

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

For the six months ended June 30, 2016, $2.5 million of transaction costs related to the EMC Acquisition, primarily consisting of legal and advisory fees, were classified as general and administrative in the Condensed Consolidated Statements of Operations. The Company did not incur any transaction costs during the six months ended June 30, 2017.

The following unaudited pro forma summary presents consolidated information of EMC for the three and six months ended June 30, 2016 assuming the EMC Acquisition had occurred on January 1, 2016. The most significant pro forma adjustments were to reflect the (net of tax) impact of: (i) amortization expenses related to intangibles; and (ii) interest expense on the then existing EMC indebtedness (taking into account the fair value adjustment to the debt as of the date of the EMC Acquisition). The unaudited pro forma financial information is an estimate for informational purposes only and does not reflect the actual results on the Company’s operations had the EMC Acquisition been consummated on January 1, 2016. These pro forma amounts are not designed to represent the future expected financial results of the Company.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	Actual	Pro forma	Actual	Pro forma
Revenue	$155,742	$157,944	$308,334	$316,858
Net loss	(44,130)	(51,265)	(169,741)	(67,713)

Note 4.    Property, Plant and Equipment, net

Property, plant and equipment, net consisted of the following (in thousands):

	June 30, 2017	December 31, 2016
Leasehold improvements	$6,696	$5,737
Furniture and fixtures	2,155	1,332
Equipment	120,812	86,339
Computer equipment	9,761	8,002
Computer software	23,036	18,207
Automobiles	329	325
Buildings	7,039	7,039
Albatross (aircraft)	447	425
Satellite transponder	70,791	62,131
Construction in-progress	11,370	8,380
Total property, plant and equipment	252,436	197,917
Accumulated depreciation	(51,223)	(31,868)
Property, plant and equipment, net	$201,213	$166,049

    Depreciation expense, including software amortization expense, by classification consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Cost of sales	$7,378	$1,215	$13,592	$2,398
Sales and marketing	622	456	1,453	729
Product development	607	590	1,184	1,120
General and administrative	2,582	1,301	5,283	2,459
Total depreciation expense	$11,189	$3,562	$21,512	$6,706

Note 5.    Goodwill

The changes in the carrying amount of goodwill by segment were as follows (in thousands):

	Aviation Connectivity	Maritime & Land Connectivity	Media & Content	Total
Balance at December 31, 2016, gross	$98,037	$210,380	$83,419	$391,836
Accumulated impairment loss	—	(64,000)	—	(64,000)
Balance at December 31, 2016, net	98,037	146,380	83,419	327,836
Impairment loss	—	(78,000)	—	(78,000)
Working capital adjustment settlement	—	(1,250)	—	(1,250)
Foreign currency translation adjustments	—	—	58	58
Balance at June 30, 2017, net	$98,037	$67,130	$83,477	$248,644

Balance as of June 30, 2017:
Gross carrying amount	$98,037	$209,130	$83,477	$390,644
Accumulated impairment loss	—	(142,000)	—	(142,000)
Balance at June 30, 2017, net	$98,037	$67,130	$83,477	$248,644

As of March 31, 2017, we assessed our goodwill for impairment and identified a triggering event due to a significant decline in the market capitalization of the Company. Accordingly, the Company assessed the fair value of its three reporting units as of March 31, 2017 and as a result the Company recorded an additional goodwill impairment charge of $78.0 million related to its Maritime & Land Connectivity reporting unit. This additional impairment was primarily due to lower than expected financial results of the reporting unit during the three months ended March 31, 2017 due to delays in new maritime installations, slower than originally estimated execution of EMC Acquisition-related synergies and other events that occurred in the first quarter of 2017. The Company determined that there was a higher degree of uncertainty in achieving its financial projections for this unit and as such, increased its discount rate, which reduced the fair value of the unit. We did not record any further impairment of goodwill during the second quarter of 2017. As of June 30, 2017 our Maritime & Land reporting unit, which is included in our Connectivity segment, had negative carrying amounts of assets. As of June 30, 2017, remaining goodwill allocated to this reporting unit was $67.1 million.

On June 29, 2017, we received $1.3 million from the seller of the EMC business, relating to the working capital adjustment escrow in the EMC purchase agreement. The receipt was recorded as a purchase price accounting measurement period adjustment reducing the goodwill balance.

Note 6.    Intangible Assets, net

As a result of historical business combinations, the Company acquired finite-lived intangible assets that are primarily amortized on a straight-line basis and the values of which approximate their expected cash flow patterns. The Company’s finite-lived intangible assets have assigned useful lives ranging from 2.0 to 10.0 years (weighted average of 6.8 years).

Intangible assets, net consisted of the following (dollars in thousands):

		June 30, 2017
	Weighted Average Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Existing technology - software	4.8	$43,019	$15,024	$27,995
Existing technology - games	5.0	12,331	10,893	1,438
Developed technology	8.0	7,317	3,430	3,887
Customer relationships	7.9	170,716	73,370	97,346
Backlog	3.0	18,300	5,592	12,708
Other	4.5	3,702	2,559	1,143
Total		$255,385	$110,868	$144,517

		December 31, 2016
	Weighted Average Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Existing technology -- software	4.8	$43,019	$9,842	$33,177
Existing technology -- games	5.0	12,331	9,659	2,672
Developed technology	8.0	7,317	2,973	4,344
Customer relationships	7.9	170,716	61,579	109,137
Backlog	3.0	18,300	2,542	15,758
Other	4.5	3,702	2,070	1,632
Total		$255,385	$88,665	$166,720

We expect to record amortization of intangible assets as follows (in thousands):

Year ending December 31,	Amount
2017 (remaining six months)	$21,983
2018	38,486
2019	28,691
2020	22,307
2021	13,826
Thereafter	19,224
Total	$144,517

We recorded amortization expense of $10.9 million and $7.5 million for the three months ended June 30, 2017 and 2016, respectively, and $21.9 million and $14.9 million for the six months ended June 30, 2017 and 2016, respectively.

Note 7.    Equity Method Investments

In connection with the EMC Acquisition, the Company acquired 49% equity interests in each of WMS and Santander (which interests EMC owned at the time of the EMC Acquisition). These investments are accounted for using the equity method of accounting, under which our results of operations include our share of the income of WMS and Santander in Income from equity method investments in our Condensed Consolidated Statements of Operations. Following is (1) the summarized balance sheet information for these equity method investments on an aggregated basis as of June 30, 2017 and December 31, 2016, and (2) results of operations information for these equity method investments on an aggregated basis for the six months ended June 30, 2017 (in thousands):

	June 30, 2017	December 31, 2016
Current assets	$28,542	$30,837
Non-current assets	19,972	21,822
Current liabilities	14,851	20,455
Non-current liabilities	1,141	1,307

	Three Months Ended June 30, 2017	Six Months Ended June 30, 2017
Revenue	$32,986	$67,419
Net income	4,527	10,975

The carrying values of the Company’s equity interests in WMS and Santander as of June 30, 2017 and December 31, 2016 were as follows (in thousands):

	June 30, 2017	December 31, 2016
Carrying value in WMS	$151,725	$154,615
Carrying value in Santander	2,044	1,913

As of June 30, 2017 there was an aggregate difference of $138.0 million between the carrying amounts of these investments and the amounts of underlying equity in net assets in these investments. The difference was determined by applying the acquisition method of accounting in connection with the EMC Acquisition and is being amortized ratably over the life of the related acquired intangible assets. The weighted-average life of the intangible assets at the time of the EMC Acquisition in total was 14.9 years.

Note 8.    Financing Arrangements

A summary of our outstanding indebtedness as of June 30, 2017 and December 31, 2016 is set forth below (in thousands):

	June 30, 2017	December 31, 2016
Senior secured term loan facility, due July 2021(*)	$—	$263,980
Senior secured revolving credit facility, due July 2020(*)	—	55,500
Senior secured term loan facility, due July 2022(*)	—	92,000
Senior secured term loan facility, due January 2023(+)	496,875	—
Senior secured revolving credit facility, due January 2022(+)	50,000	—
2.75% convertible senior notes due 2035(1)	82,500	82,500
Other debt	3,095	3,299
Unamortized bond discounts, fair value adjustments and issue costs, net	(42,094)	(26,979)
Total carrying value of debt	590,376	470,300
Less: current portion, net	(13,691)	(2,069)
Total non-current	$576,685	$468,231

(*)
In connection with the EMC Acquisition, the Company assumed legacy EMC credit-agreement indebtedness, including this facility. This legacy EMC indebtedness was subsequently replaced by the 2017 Credit Agreement (as described in Note 8. Financing Arrangements).

(+)    This facility is a component of the 2017 Credit Agreement.

(1)
The principal amount outstanding of the 2.75% convertible senior notes due 2035 as set forth in the foregoing table was $82.5 million as of June 30, 2017, and are not the carrying amounts of this indebtedness (i.e., outstanding principal amount net of debt issuance costs and discount associated with the equity component).

Senior Secured Credit Agreement (2017 Credit Agreement)

On January 6, 2017, we entered into a senior secured credit agreement (“2017 Credit Agreement”) that provides for aggregate principal borrowings of up to $585 million, consisting of a $500 million term-loan facility (the “2017 Term Loans”) maturing January 6, 2023 and a $85 million revolving credit facility (the “2017 Revolving Loans”) maturing January 6, 2022. (As of the date of the filing of this Form 10-Q, we have fully drawn the term-loan facility and—other than approximately $1 million of availability that we are reserving for foreign currency fluctuations on outstanding letters of credit—have also fully drawn the revolving credit facility.) We used the proceeds of borrowings under the 2017 Credit Agreement to repay the then outstanding balance under a former EMC credit facility assumed in the EMC Acquisition and terminated the former credit facility assumed from EMC. In connection with this January 2017 refinancing, we recorded a loss on extinguishment of debt in the amount of $13.5 million during the first quarter of 2017.

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

The 2017 Credit Agreement also provides for the issuance of letters of credit in the amount equal to the lesser of $15.0 million and the aggregate amount of the then-remaining revolving loan commitment. As of June 30, 2017, we had outstanding letters of credit of $6.0 million under the 2017 Credit Agreement.

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

First Amendment to 2017 Credit Agreement and Limited Waiver to 2017 Credit Agreement

Prior to the Company entering into a First Amendment and Limited Waiver to Credit Agreement (the “May 2017 Amendment”), the Company obtained two short-term waivers that extended the Company’s deadline to deliver its audited annual financial statements for the fiscal year ended December 31, 2016 to May 4, 2017. On May 4, 2017, the Company signed the May 2017 Amendment, whereby the lenders waived the following events of default under the affirmative covenants. Failure to comply with any of the below requirements by their respective due dates would have constituted an immediate event of default.

•
failure to deliver the 2016 annual financial statements by March 31, 2017: the waiver was to remain effective so long as the Company issued an earnings release for the fiscal quarter ended December 31, 2016 (“Earnings Release”) on or prior to June 30, 2017 and delivered its 2016 audited consolidated financial statements by July 31, 2017. The June 2017 Amendment, September 2017 Extension, First October 2017 Amendment, October 2017 Extension, Second October 2017 Amendment and November 2017 Extension further amended this waiver as described below and in Note 16. Subsequent Events.

•
failure to deliver the quarterly financial statements for the quarter ended March 31, 2017 by May 15, 2017: the waiver was to remain effective so long as the Company issued the Earnings Release on or prior to June 30, 2017 and delivered the unaudited consolidated financial statements for the quarter ended March 31, 2017 on or prior to July 31, 2017. The June 2017 Amendment, September 2017 Extension, First October 2017 Amendment, Second October 2017 Amendment and December 2017 Amendment further amended this waiver as described below and in Note 16. Subsequent Events.

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

The following affirmative covenant (pursuant to the May 2017 Amendment) was added to the 2017 Credit Agreement requiring the Company furnish the following information on a Current Report on Form 8-K by May 31, 2017, with the failure to comply with the requirement constituting an immediate event of default:

•	estimated consolidated adjusted EBITDA of the Company for the fiscal quarter ended December 31, 2016 with a range of no greater than $5,000,000, and

•	the then-current consolidated cash balance, then-current cash balance of the Company’s foreign subsidiaries, and the then-current outstanding balance under the 2017 Revolving Loans,

The Company complied with this affirmative covenant by the due date.

Under the 2017 Credit Agreement (as amended by the May 2017 Amendment), the Initial Term Loans (as defined in the 2017 Credit Agreement) initially bore interest on the outstanding amount at a rate per annum equal to either (i) the Base Rate plus 6.00% or (ii) the Eurocurrency Rate for each Interest Period plus 7.00%. In October 2017, these interest rates increased as described below and in Note 16. Subsequent Events.

The 2017 Revolving Loans initially bore interest at a rate equal to either (i) the Base Rate plus 6.00% or (ii) the Eurocurrency Rate or EURIBOR plus 7.00% until the Company delivered its unaudited financial statements for the quarter ending June 30, 2017, but those interest rates increased in October 2017 as described below. After the delivery of those unaudited financial statements, the 2017 Revolving Loans will bear interest at a rate based on the Base Rate, Eurocurrency Rate or EURIBOR plus an interest-rate spread thereon that varies on the Consolidated First Lien Net Leverage Ratio. The spread thereon ranged from 5.50% to 6.00% for the Base Rate and 6.50% to 7.00% for the Eurocurrency Rate and EURIBOR, but those spreads increased in October 2017 as described below and in Note 16. Subsequent Events.

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

Amendment to First Amendment and Limited Waiver to Credit Agreement and Second Amendment to Credit Agreement

On June 29, 2017, the Company entered into an Amendment to First Amendment and Limited Waiver to Credit Agreement and Second Amendment to Credit Agreement (the “June 2017 Amendment”). Pursuant to the June 2017 Amendment:

•	The Company was no longer required to deliver the Earnings Release by June 30, 2017.

•
The Company had until September 15, 2017 (rather than July 31, 2017 as required under the May 2017 Amendment) to deliver its audited annual financial statements for the year ended December 31, 2016 (together with the related audit report and opinion from the Company’s independent accountants and the other items required by the 2017 Credit Agreement (as amended) to be delivered therewith, the “Annual Financial Statement Deliverables”). The September 2017 Extension, First October 2017 Amendment, Second October 2017 Amendment and November 2017 Extension amended this requirement as described below and in Note 16. Subsequent Events.

•
The Company had up to 30 days following the date on which it delivered the Annual Financial Statement Deliverables to deliver its unaudited financial statements for both (i) the quarter ended March 31, 2017 (versus a required delivery date of July 31, 2017 under the 2017 First Amended Credit Agreement) and (ii) the quarter ended June 30, 2017. The September 2017 Extension, First October 2017 Amendment, Second October 2017 Amendment and December 2017 Amendment amended this requirement as described below and in Note 16. Subsequent Events.

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

The Company separated the Convertible Notes into liability and equity components. The carrying amount of the liability component of $69.5 million (as of June 30, 2017) was calculated by measuring the fair value of similar liabilities that do not have an associated convertible feature. The carrying amount of the equity component was calculated to be $13.0 million (as of June 30, 2017), and represents the conversion option which was determined by deducting the fair value of the liability component from the principal amount of the notes. This difference represents a debt discount that is amortized to interest expense over the term of the Convertible Notes. The equity component is not remeasured as long as it continues to meet the conditions for equity classification.

In accounting for the direct transaction costs (the “issuance costs”) related to the Convertible Notes, we allocated the total amount of issuance costs incurred to the liability and equity components based on their relative values. We recorded issuance costs of $1.8 million and $0.3 million to the liability and equity components, respectively. Issuance costs, including fees paid to the initial purchasers who acted as intermediaries in the placement of the Convertible Notes, attributable to the liability component are presented in the Condensed Consolidated Balance Sheets as a direct deduction from the carrying amount of the debt instrument and are amortized to interest expense over the term of the Convertible Notes in the Condensed Consolidated Statements of Operations. The issuance costs attributable to the equity component are netted with the equity component and included within Additional paid-in capital in the Condensed Consolidated Balance Sheets. Interest expense related to the amortization expense of the issuance costs associated with the liability component was not material during the three or six months ended June 30, 2017.

As of June 30, 2017 and December 31, 2016, the outstanding principal on the Convertible Notes was $82.5 million, and the outstanding Convertible Notes balance, net of debt issuance costs and discount associated with the equity component, was $69.4 million and $69.0 million, respectively. Subsequent to March 31, 2017, we became non-compliant with our obligations under the Indenture relating to the delivery to the Indenture trustee of our 2016 annual financial statements and interim financial statements for the quarters ended March 31, June 30 and September 30, 2017, and such non-compliance constituted an Event of Default (as defined in the Indenture) under the Indenture. As a result, immediately after the occurrence of the Event of Default and through such time as the noncompliance was continuing, we incurred additional interest on the Convertible Notes at a rate equal to (i) 0.25% per annum of the principal amount of the Convertible Notes outstanding for each day during the first 90 days after the occurrence of each Event of Default and (ii) 0.50% per annum of the principal amount of the Convertible Notes outstanding from the 91st day until the 180th day following the occurrence of each such Event of Default. (The Company cured its non-compliance relating to the delivery of the 2016 annual financial statements by filing its 2016 Form 10-K on November 17, 2017 and relating to the March 31, June 30 and September 30, 2017 financial statements by filing the Q1 Form 10-Q and Q3 Form 10-Q concurrently with filing this Form 10-Q.) However, the maximum additional interest was capped at 0.50% per annum irrespective of how many Events of Default are in existence at any time for our failure to deliver any required financial statements. The aggregate penalty interest incurred during this period of non-compliance was approximately $0.2 million.

On the 181st day after each Event of Default (such 181st date, the “Notes Acceleration Date”) the Convertible Notes will be immediately due and payable if the noncompliance is not cured or waived by such date and the noteholders elect to so accelerate. For the interim financial statements for the quarters ended March 31, June 30 and September 30, 2017, the Notes Acceleration Date would have occurred in February 2018, May 2018 and September 2018, respectively. As noted above, the Company cured the Events of Default relating to the delivery of the 2016 annual financial statements by filing its 2016 Form 10-K on November 17, 2017 and relating to the March 31, June 30 and September 30, 2017 financial statements by filing this Form 10-Q and the Q1 Form 10-Q and Q3 Form 10-Q. As such, the noteholders will not have any right to elect to accelerate the Convertible Notes as a result of those Events of Default.

Other Debt

With the acquisition of Travel Entertainment Group Equity Limited and subsidiaries (“IFES”) on October 18, 2013, the Company assumed a $1.1 million mortgage maturing in October 2032 that bears interest at a rate equal to 1.75% per annum. Interest is paid on a monthly basis. There was no accrued interest owing on the mortgage as of June 30, 2017 and December 31, 2016. As of June 30, 2017 and December 31, 2016, there was $0.7 million due on the principal amount of the mortgage.

In connection with the EMC Acquisition, the Company assumed approximately $1.1 million of capital lease obligations. The Company also entered into an additional $1.0 million capital lease obligation during 2016. These leases expire at various dates through 2020. As of June 30, 2017 and December 31, 2016, we had $1.9 million and $2.0 million of capital lease obligations, respectively, included in Other debt. Other debts also include an equipment financing arrangement totaling $0.4 million as of June 30, 2017, which is to mature in June 2019.

The aggregate contractual maturities of all borrowings due subsequent to June 30, 2017 are as follows (in thousands):

Years Ending December 31,	Amount
2017 (remaining six months)	$7,421
2018	13,243
2019	22,286
2020	25,225
2021	25,042
Thereafter	539,253
Total	$632,470

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

The following is a schedule of future minimum commitments under movie and IPTV arrangements as of June 30, 2017 (in thousands):

Years Ending December 31,	Amount
2017 (remaining six months)	$26,822
2018	34,920
2019	7,835
2020	1,409
2021	925
Thereafter	—
Total	$71,912

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

The following is a schedule of future minimum lease payments under operating leases as of June 30, 2017 (in thousands):

Years Ending December 31,	Amount
2017 (remaining six months)	$1,951
2018	2,720
2019	2,665
2020	1,862
2021	1,794
Thereafter	4,036
Total	$15,028

Total rent expense for the three months ended June 30, 2017 and 2016 was $1.8 million and $1.3 million, respectively. Total rent expense for the six months ended June 30, 2017 and 2016 was $3.6 million and $2.4 million, respectively. We are responsible for certain operating expenses in connection with these leases.

Capital Leases

The Company leases certain computer software and equipment under capital leases that expire on various dates through 2020. The current portion and non-current portion of capital lease obligations are included in Current portion of long-term debt and Long-term debt, respectively, on the Condensed Consolidated Balance Sheets. As of June 30, 2017, future minimum lease payments under these capital leases were as follows (in thousands):

Year Ending December 31,	Amount
2017 (remaining six months)	$634
2018	618
2019	443
2020	371
Total minimum lease payments	2,066
Less: amount representing interest	(119)
Present value of net minimum lease payments	1,947
Less current portion	(876)
Capital lease obligation, non-current	$1,071

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

The following is a schedule of future minimum satellite costs as of June 30, 2017 (in thousands):

Years Ending December 31,	Amount
2017 (remaining six months)	$47,411
2018	85,655
2019	76,868
2020	54,326
2021	31,178
Thereafter	134,689
Total	$430,127

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

Through the acquisitions of WOI, RMG, masFlight and navAero in 2015, the Company agreed to future contingent earn-out obligations relating to future performance of those businesses. As of June 30, 2017 and December 31, 2016, the total liability was approximately $1.2 million and $2.0 million, respectively, with potential payouts on specified dates through 2020.

In the normal course of business, the Company enters into future purchase commitments with some of its connectivity vendors to secure future inventory for its airlines customers and the development pertaining to engineering and antenna projects. At June 30, 2017, the Company also had outstanding letters of credit in the amount of $7.0 million, of which $6.0 million issued under the letter of credit facility under the 2017 Credit Agreement. See Note 8. Financing Arrangements.

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

On December 5, 2016, we, Lumexis and PAR entered into a Partial Cancellation of Debt and Acceptance of Collateral, which provided a transfer of certain assets in the amount of $0.2 million to us in partial satisfaction of the Lumexis’ principal amount of the outstanding debt. On January 6, 2017, we—as the senior-most secured creditor of Lumexis—then foreclosed on substantially all of Lumexis’s remaining assets pursuant to a public foreclosure auction. Subsequent to June 30, 2017, during the third quarter of 2017, the Company entered into an arrangement with flydubai to sell to flydubai certain of the assets acquired on January 6, 2017. The arrangement resulted in a recovery of approximately $0.2 million during the three months ended September 30, 2017.

Due from WMS

In connection with the EMC Acquisition, the Company acquired a 49% equity interest in WMS. The Company accounts for its interest in WMS using the equity method and includes the Company’s share of WMS’s profits or losses in Income from equity method investments in the Condensed Consolidated Statements of Operations. During the three and six months ended June 30, 2017, sales to WMS (for the Company’s services provided to WMS for WMS’s onboard cellular equipment) were approximately $0.3 million and $0.7 million, respectively, under the terms of the WMS operating agreement and an associated master services agreement with WMS. These sales are included in Revenue in the Condensed Consolidated Statements of Operations. As of June 30, 2017 and December 31, 2016, we had a balance due from WMS of $0.2 million and $0.1 million, respectively, included in Accounts receivable, net in the Condensed Consolidated Balance Sheets.

Due to Santander

Also in connection with the EMC Acquisition, the Company acquired a 49% equity interest in Santander. The Company accounts for its interest in Santander using the equity method and includes our share of Santander’s profits or losses in Income from equity method investments in the Condensed Consolidated Statements of Operations. As of June 30, 2017 and December 31, 2016 the Company owed Santander approximately $0.6 million and $0.8 million, respectively, included in Accounts payable and accrued liabilities in the Condensed Consolidated Balance Sheets, for their teleport services and related network operations support services.

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

Subscription Receivable with a Former Employee

A former employee is party to a Secured Promissory Note dated July 15, 2011, pursuant to which the former employee agreed to pay the Company (as successor to Row 44, Inc., which is a Company subsidiary) a principal sum of approximately $0.4 million, plus interest thereon at a rate of 6% per annum. The former employee granted the Company a security interest in shares of Row 44 held by him (which Row 44 shares were subsequently converted into 223,893 shares of the Company’s common stock) to secure his obligations to repay the loan. As of June 30, 2017 and December 31, 2016, the balance of the note (with interest) was approximately $0.6 million, which is presented as a subscription receivable. We recognize interest income on the note when earned (using the simple interest method) but have not collected any interest payments since the origination of the note. Interest income recognized by the Company during the six months ended June 30, 2017 and 2016 was not material. The Company makes ongoing assessments regarding the collectability of this note and the subscription receivable balance.

masFlight Earn-Out

In August 2015, the Company acquired masFlight for approximately $10.3 million in cash and $9.3 million in contingent consideration. A former executive of masFlight (Joshua Marks) is now an executive officer of the Company. As a portion of the contingent consideration is subject to future employment of certain employees of masFlight, such contingent consideration is recorded as compensation expense subsequent to the acquisition date. During the three and six months ended June 30, 2017, we recognized compensation expense of less than $0.1 million relating to the masFlight contingent consideration. As of June 30, 2017, the remaining earn-out compensation liability was less than $0.1 million, the beneficiaries of which include Mr. Marks and other former masFlight equityholders. This compensation liability was terminated in August 2017 without any required payment by us relating thereto.

Note 11.    Common Stock, Share-Based Awards and Warrants

Common Stock

Issuance of Common Stock

The Company issued approximately 5.5 million shares of its common stock to the EMC seller on July 27, 2016 in connection with the EMC Acquisition. On the first anniversary of the EMC Acquisition (which was July 27, 2017), the Company issued to the EMC seller an additional approximately 5.0 million shares of its common stock. Pursuant to the EMC purchase agreement, 50% of the newly issued shares was valued at$8.40 per share, and 50% was valued at the volume-weighted average price of a share of the Company’s common stock measured two days prior the first anniversary date.

Furthermore, in August 2016, the Company issued approximately 1.8 million shares of its common stock as partial consideration for the Sound-Recording Settlements. The Company is obligated to issue an additional 500,000 shares of its common stock to UMG in connection with the litigation when and if the share price of the Company’s common stock exceeds $10.00 per share and an additional 400,000 shares of its common stock when and if the closing price exceeds $12.00 per share (together, the “Supplemental Shares”) at any time in the future if the share price reaches these price thresholds. In lieu of issuing the Supplemental Shares of the Company’s common stock upon exceeding the respective share price thresholds, the Company may pay the equivalent in cash at its sole discretion. If the Company were to experience a liquidation event, as defined in the settlement documentation, and if the equivalent liquidation price per share at that time exceeds one or both of the share price thresholds, the Company is obligated to pay the equivalent liquidation price per share in cash in lieu of issuing the Supplemental Shares. See Note 9. Commitments and Contingencies for a further description of the Sound-Recording Settlements.

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

Stock Repurchase Program

In March 2016, the Company’s Board of Directors authorized a stock repurchase program under which the Company may repurchase up to $50.0 million of its common stock. Under the stock repurchase program, the Company may repurchase shares from time to time using a variety of methods, which may include open-market purchases and privately negotiated transactions. The extent to which the Company repurchases its shares, and the timing and manner of such repurchases, will depend upon a variety of factors, including market conditions, regulatory requirements and other corporate considerations, as determined by management. The Company measures all potential buybacks against other potential uses of capital that may arise from time to time. The repurchase program does not obligate the Company to repurchase any specific number of shares, and may be suspended or discontinued at any time. The Company expects to finance any purchases with existing cash on hand, cash from operations and potential additional borrowings. The Company did not repurchase any shares of its common stock during the six months ended June 30, 2017 and 2016. As of June 30, 2017 the remaining authorization under the stock repurchase plan was $44.8 million.

Stock-Based Compensation Expense

Stock-based compensation expense related to all employee and, where applicable, non-employee stock-based awards for the three and six months ended June 30, 2017 and 2016 was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Cost of services	$66	$74	$153	$150
Sales and marketing	131	112	306	279
Product development	165	246	336	494
General and administrative	630	1,761	2,048	3,339
Total	$992	$2,193	$2,843	$4,262

Warrants

Legacy Row 44 Warrants

In conjunction with the business combination with Row 44 and Advanced Inflight Alliance AG in January 31, 2013, the Company converted 21,062,500 Row 44 warrants into warrants to purchase up to 721,897 shares of the Company’s common stock. We refer to these warrants (which became warrants to purchase our common stock) as “Legacy Row 44 Warrants”.

During the six months ended June 30, 2017 all remaining Legacy Row 44 Warrants expired.

Public SPAC Warrants

The following is a summary of Public SPAC Warrants outstanding and exercisable at June 30, 2017:

	Number of Warrants (in thousands)	Weighted Average Exercise price	Weighted Average Remaining Contractual Term (in years)
Outstanding and exercisable at June 30, 2017	6,173	$11.50	0.59

The Company accounted for its 6,173,228 Public SPAC Warrants as derivative liabilities as of June 30, 2017. During the three months ended June 30, 2017 and 2016, the Company recorded income of approximately $0.2 million and $10.9 million, respectively. During the six months ended June 30, 2017 and 2016, the Company recorded an expense of approximately $0.2 million and income of approximately $16.8 million, respectively. This is recorded in the Condensed Consolidated Statement of Operations as a result of the remeasurement of these warrants at the respective balance sheet dates. As of June 30, 2017, the fair value of Public SPAC Warrants issued by the Company was estimated using the Black-Scholes option pricing model. The Public SPAC Warrants have a five-year term that will expire on January 31, 2018. In the event the Company’s closing stock price is at or above $17.50 for twenty of thirty consecutive trading days, the Company can redeem the 6,173,228 Public SPAC Warrants for $0.01 per warrant following a 30-day notice period, during which period holders may exercise their warrants at $11.50 per share, with estimated proceeds of approximately $71.0 million, unless management decides, at its option, to make them exercisable on a cashless basis.

Warrant Repurchase Program

During the year ended December 31, 2014, the Board of Directors authorized the Company to repurchase Public SPAC Warrants for an aggregate purchase price, payable in cash and/or shares of common stock, of up to $25.0 million (inclusive of prior warrant purchases). In August 2015, the Board of Directors increased this amount by an additional $20.0 million. As of June 30, 2017, $16.7 million remained available for warrant repurchases under this Warrant Repurchase Program. The amount the Company spends (and the number of Public SPAC Warrants repurchased) varies based on a variety of factors, including the warrant price. The Company did not repurchase any warrants during the three and six months ended June 30, 2017 and 2016.

Note 12.    Income Taxes

The Company recorded an income tax provision of $4.0 million and $0.7 million for the three months ended June 30, 2017 and 2016, respectively and $6.8 million and $3.9 million for the six months ended June 30, 2017 and 2016. In general, our effective rate differs from the federal income tax rate due to the effects of foreign tax rate differences, changes in unrecognized tax benefits, changes in valuation allowance, and deferred tax expense on amortization of indefinite-lived intangible assets.

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

As of June 30, 2017 and December 31, 2016, the liability for income taxes associated with uncertain tax positions was $11.1 million and $11.0 million, respectively. The net increase in the liability during 2017 was primarily attributable to reserves for tax positions taken by one of the Company’s Canadian subsidiaries. As of June 30, 2017 and December 31, 2016, the Company had accrued $7.4 million and $6.1 million, respectively, of interest and penalties related to uncertain tax positions. It is reasonably possible that the amount of the unrecognized benefit with respect to certain of the Company’s unrecognized tax positions may significantly decrease within the next 12 months. This change may be the result of ongoing audits or the expiration of federal and state statutes of limitations for the assessment of taxes.

In December 2017, the United States enacted new U.S. federal tax legislation known as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act significantly revises the U.S. corporate income tax regime by, among other things, lowering corporate income tax rates, implementing a territorial tax system and imposing a repatriation tax on deemed repatriated earnings of foreign subsidiaries.

We have performed preliminary analyses of the impacts of the Tax Act using information known or knowable at this time. Under these preliminary analyses, we estimate that we will record additional GAAP tax benefits in the fourth quarter of 2017 in a range of $5 million to $8 million related to a decrease in the valuation of our deferred tax liabilities. The impact of the Tax Act may however differ from our preliminary estimate due to, among other things, changes in interpretations and assumptions we have made, Internal Revenue Service and Treasury Department guidance that may be issued and actions we may take. Our management is still evaluating the effects of Tax Act provisions and this preliminary assessment above does not purport to disclose all changes of the Tax Act which could have material positive or negative impacts on our current or future tax position.

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

The CODM evaluates financial performance and allocates resources by reviewing revenue, costs of sales and contribution profit separately for our two segments. Total segment gross margin provides the CODM a measure to analyze operating performance of each of the Company’s operating segments and its enterprise value against historical data and competitors’ data, although historical results may not be indicative of future results, as operating performance is highly contingent on many factors, including customer tastes and preferences. All other financial information is reviewed by the CODM on a consolidated basis.

The following table summarizes revenue and gross profit by our reportable units for the three and six months ended June 30, 2017 and 2016 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenue:
Media & Content
Licensing and services	$74,566	$78,710	$150,945	$162,316
Connectivity
Services	71,582	27,170	138,845	51,395
Equipment	9,594	6,385	18,544	12,371
Total Connectivity	81,176	33,555	157,389	63,766
Total revenue	$155,742	$112,265	$308,334	$226,082
Gross margin:
Media & Content	$17,873	$25,770	$39,996	$53,739
Connectivity	19,779	11,409	39,708	20,489
Total gross margin	37,652	37,179	79,704	74,228
Other operating expenses	63,760	78,982	207,225	121,024
Loss from operations	$(26,108)	$(41,803)	$(127,521)	$(46,796)

The Company’s total assets by segment were as follows (in thousands):

	June 30, 2017	December 31, 2016
Segment Assets:
Media & Content	$375,556	$391,668
Connectivity	611,577	690,463
Total segment assets	987,133	1,082,131
Corporate assets	31,634	17,304
Total assets	$1,018,767	$1,099,435

Note 14.    Concentrations

Concentrations of Credit and Business Risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash and cash equivalents and accounts receivable.

At June 30, 2017 and 2016, the Company’s cash and cash equivalents were maintained primarily with major U.S. financial institutions and foreign banks. Deposits with these institutions at times exceed the federally insured limits, which potentially subjects the Company to concentration of credit risk. The Company has not historically experienced any losses related to these balances and believes that there is minimal risk. Of our cash and cash equivalents as of June 30, 2017, approximately $34.4 million was held by our foreign subsidiaries. If these funds were repatriated for use in our U.S. operations, we may be required to pay income taxes in the U.S. on the repatriated amount at the tax rates then in effect, reducing the net cash proceeds to us after repatriation. In the event we elect to repatriate any of these funds we believe we have sufficient net operating losses for the foreseeable future to offset any repatriated income. As a result, we do not expect any such repatriation would create a tax liability in the U.S. or have a material impact on our effective tax rate.

Customer Concentration

A substantial portion of our revenue is generated through arrangements with Southwest Airlines, Inc. (“Southwest Airlines”). For the six months ended June 30, 2017 and 2016, the percentage of revenue generated through this customer is as follows:

	Six Months Ended June 30,
	2017	2016
Southwest Airlines as a percentage of total revenue	19%	24%
Southwest Airlines as a percentage of Connectivity revenue	37%	83%

No other customer accounted for greater than 10% of total revenue for the periods presented. Accounts receivable from Southwest Airlines represented 12% and 12% of the total accounts receivable as of June 30, 2017 and December 31, 2016, respectively.

Note 15.    Net Loss Per Share

Basic loss per share (“EPS”) is computed using the weighted-average number of common shares outstanding during the period. Diluted loss per share is computed using the weighted-average number of common shares and the dilutive effect of contingent shares outstanding during the period. Potentially dilutive contingent shares, which consist of stock options, restricted stock units (including performance stock units), liability warrants, warrants issued to third parties and accounted for as equity instruments convertible senior notes and contingently issuable shares, have been excluded from the diluted loss per share calculation when the effect of including such shares is anti-dilutive. As illustrated in the table below, the change in the fair value of the Company’s warrants and contingently issuable shares, which are assumed to be converted into the Company’s common stock upon exercise, are adjusted to net income for purposes of computing dilutive loss per share for the three and six months ended June 30, 2017 and 2016. Common stock to be issued upon the exercise of warrant instruments classified as a liability is included in the calculation of diluted loss per share when dilutive.

The following table sets forth the computation of basic and diluted net loss per share of common stock (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net loss (numerator):
Net loss – basic and diluted	$(44,130)	$(38,160)	$(169,741)	$(40,572)

Shares (denominator):
Weighted-average shares – basic and diluted	85,496	78,127	85,468	78,385

Loss per share - basic and diluted	$(0.52)	$(0.49)	$(1.99)	$(0.52)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net loss (Numerator):
Net loss	$(44,130)	$(38,160)	$(169,741)	$(40,572)
Less: adjustment for change in fair value on warrants liability for diluted EPS after assumed exercise of warrants liability	—	—	—	—
Net loss for dilutive EPS	$(44,130)	$(38,160)	$(169,741)	$(40,572)

Shares (Denominator):
Weighted average common shares outstanding - basic	85,496	78,127	85,468	78,385
Dilutive effect of stock options and warrants	—	—	—	—
Weighted average common shares outstanding - diluted	85,496	78,127	85,468	78,385

Net loss per share:
Basic	$(0.52)	$(0.49)	$(1.99)	$(0.52)
Diluted	$(0.52)	$(0.49)	$(1.99)	$(0.52)

The following weighted average common equivalent shares are excluded from the calculation of the Company’s net loss per share as their inclusion would have been anti-dilutive (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Employee stock options	5,525	6,139	6,060	5,919
Restricted stock units	1,474	602	1,625	397
Equity warrants (1)	351	1,164	711	1,165
Public SPAC Warrants (2)	6,173	6,173	6,173	6,173
2.75% convertible senior notes, due February 2035	4,447	4,447	4,447	4,447
EMC deferred consideration (3)	5,536	—	5,536	—
Contingently issuable shares (4)	900	—	900	—

(1)
These are Legacy Row 44 warrants originally issuable for Row 44 common stock and Row 44 Series C preferred stock, later became issuable for our Common Stock. During the six months ended June 30, 2017, these Legacy Row 44 warrants expired. See Note 11. Common Stock, Share-Based Awards and Warrants.

(2)	These are 6,173,228 “Public SPAC Warrants”. See Note 11. Common Stock, Share-Based Awards and Warrants.

(3)
In connection with the EMC Acquisition on July 27, 2016 (the “EMC Acquisition Date”), we were obligated to pay $25.0 million in cash or stock, at our option, on July 27, 2017, which we elected to pay in 5,080,049 newly issued shares of our common stock on that date. See Note 9. Commitments and Contingencies. This EMC deferred consideration represents those shares.

(4)
In connection with a Sound Recording Settlement, we are obligated to issue 500,000 shares of our common stock when and if the closing price of our common stock exceeds $10.00 per share, and 400,000 shares of our common stock when and if the closing price of our common stock exceeds $12.00 per share. See Note 9. Commitments and Contingencies.

Note 16.    Subsequent Events

The following events have occurred subsequent to June 30, 2017 through the date of filing of this Form 10-Q.

Second Amendment to Limited Waiver to Credit Agreement

On September 13, 2017, the Company entered into a Second Amendment to Limited Waiver to Credit Agreement (the “September 2017 Extension”) that amended the June 2017 Amendment to the 2017 Credit Agreement, as follows:

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

Payment of EMC Deferred Consideration

On July 27, 2017, the Company elected to settle the EMC deferred consideration in shares of common stock and issued 5,080,049 shares of its common stock to the EMC seller in satisfaction thereof and in accordance with the EMC purchase agreement. See Note 3. Business Combinations for a description of this deferred consideration.

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

Overview of the Company

Global Eagle is a leading provider of satellite-based connectivity and media to fast-growing, global mobility markets across air, sea and land. Our principal operations and decision-making functions are located in North America and Europe. Following the acquisition of Emerging Markets Communication (“EMC”) in July 2016 (the “EMC Acquisition”), we managed and reported our businesses in three operating segments: Media & Content, Aviation Connectivity and Maritime & Land Connectivity. Our chief operating decision maker (“CODM”) regularly reviews our operating results by our operating segments, principally to make decisions about how we allocate our resources and to measure our segment and consolidated operating performance. During the second quarter of 2017, following changes in our senior management (including our CODM) and organizational changes across our business, we reorganized our business into two operating segments: Media & Content and Connectivity. Our CODM determined this was appropriate based on the similarities and synergies between our former Aviation Connectivity and Maritime & Land Connectivity segments relating to satellite bandwidth and equipment used in such businesses as well as on our restructured reporting lines across all of our business departments. This Form 10-Q, which speaks as of June 30, 2017, unless otherwise indicated, presents our business as two operating segments, which are also our reportable segments. See the Introductory Note at the beginning of this Form 10-Q and Note 13. Segment Information for a further discussion of our operating segments and our changes thereto in the second quarter of 2017.

We generate revenue primarily through licensing and related services from our Media & Content segment and from the delivery of satellite-based Internet service and content to the aviation, maritime and land markets and the sale of equipment to customers in our Connectivity segment. Our CODM regularly analyzes revenue and profit on a segment basis, and our results of operations and pre-tax income or loss on a consolidated basis in order to understand the key business metrics driving our business.

For the six months ended June 30, 2017 and 2016, we reported revenue of $308.3 million and $226.1 million, respectively. For the six months ended June 30, 2017 and 2016, our Media & Content and Connectivity segments accounted for 49% and 51% of our total revenue, respectively. For the six months ended June 30, 2017 and 2016, one airline customer, Southwest Airlines, Inc. (“Southwest Airlines”), accounted for 19% and 24%, respectively, of our total revenue.

Recent Developments

The following are developments with respect to our business and operations since April 1, 2017 through the date of filing of this Form 10-Q:

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

Nasdaq Listing

Upon the filing of this Form 10-Q (and the Quarterly Reports on Form 10-Q for the quarters ended March 31, 2017 and September 30, 2017 filed concurrently herewith), we believe we have regained compliance with the continued listing requirements of Nasdaq and the terms of an extension that Nasdaq previously granted us to retain that compliance (subject to our receiving confirmation of the same from Nasdaq, which we expect to receive in the next several days following the filing of this Form 10-Q). However, if we are unable to timely file our periodic SEC reports in the future, then Nasdaq may again initiate delisting proceedings against us. Further, if our common stock ceases to be listed on Nasdaq, this would constitute a “fundamental change” under the indenture governing our outstanding 2.75% convertible senior notes due 2035, and the holders of such notes would have the right to require us to repurchase (in cash) all or a portion of their notes at a repurchase price equal to 100% of the principal amount of our convertible notes that they tender for our repurchase.

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

Reorganization of our Operating Segments

For fiscal year 2015 and for 2016 until our acquisition of Emerging Markets Communications (“EMC”) in July 2016 (the “EMC Acquisition”), our business consisted of two operating segments: Content and Connectivity. Following the EMC Acquisition, the acquired EMC business became our third operating segment, which we called Maritime & Land Connectivity, and we renamed our other two segments as Media & Content and Aviation Connectivity.

In the second quarter of 2017 however, following changes in our senior management (including our chief operating decision maker) and organizational changes across our business, we reorganized our business from three operating segments back into two operating segments—Media & Content and Connectivity— primarily through integrating the business and operations of our former Aviation Connectivity segment with that of our former Maritime & Land Connectivity segment. Our chief operating decision maker determined this was appropriate based on the similarities and synergies between these two segments relating to satellite bandwidth and equipment used in those businesses as well as on our restructured reporting lines across our business departments.

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

As technology continues to evolve, we believe there are opportunities to expand our services by adding more content in a greater variety of formats. During 2016 and during the first three months of 2017, our former Aviation Connectivity and Maritime & Land Connectivity segments and our Media & Content segment were separate platforms, which we reorganized in the second quarter of 2017 into our new Connectivity and Media & Content segments. We believe there is an opportunity to diversify our revenue by cross-leveraging the services of these segments, including offering a greater variety of premium paid content across our connectivity platform. For example, the EMC Acquisition expanded our connectivity offerings and offered us the ability to provide more content to the maritime and land mobility verticals. Conversely, the evolution of technology presents an inherent risk to our business because our current technology may become obsolete, too expensive and/or outdated.

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

In our Connectivity segment, the use of our connectivity equipment on our customers’ aircraft is subject to regulatory approvals, such as a Supplemental Type Certificate, or “STC,” that are imposed by agencies such as the Federal Aviation Administration (“FAA”), the European Aviation Safety Agency (“EASA”) and the Civil Aviation Administration of China (“CAAC”). The costs to obtain and/or validate an STC can be significant and vary by plane type and customer location. We have STCs to operate our equipment on several plane types, including Boeing’s 737, 757, 767 and 777 families, and for the Airbus A320 family. While we believe we will be successful in obtaining STC approvals in the future as needed, there is a risk that the FAA, EASA or CAAC do not approve or validate an STC on a timely basis, if at all, which could negatively impact our growth, relationships and ability to sell our connectivity services. To partially address the risk and costs of obtaining STCs in the future, we signed an agreement with the Boeing Company (“Boeing”) to offer our connectivity equipment on a “line-fit basis” for Boeing’s 737 MAX and 787 models, and our connectivity equipment became available on a line-fit basis in August 2017 as an option on new Boeing 737 MAX airplanes. We also expect to undertake similar line-fit initiatives with other aircraft manufacturers such as Airbus SE in the near term. As a result, we expect to continue to incur significant product development expenses in the foreseeable future as we invest in these long-term line-fit opportunities, which we believe will improve our long-term ability to onboard our connectivity equipment on new plane types in a more scalable and cost-effective manner.

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

Our cost of sales, the largest component of our operating expenses, varies from period to period, particularly as a percentage of revenue, based upon the mix of the underlying equipment and service revenue that we generate. Cost of sales also varies period to period as we acquire new customers and to accommodate the growth of our Connectivity segment. During 2016 and the first six months of 2017, we continued to increase our investment in satellite capacity over North America and the Middle East to facilitate the growth of our existing and new connectivity customer base, which included purchases of satellite transponders. Depending on the timing of our satellite expenditures, our cost of sales as a percentage of our revenue may fluctuate from period to period.

For the six months ended June 30, 2017, 37% of our Connectivity segment’s revenue was derived from Southwest Airlines. In December 2016, we entered into a new contract with Southwest Airlines that extends the term of services through 2025 and includes a commitment for live television services. We have continued to install our connectivity systems on additional Southwest Airlines aircraft. Under the new contract, we committed to deploy increased service capacity (and our patented technology) to deliver a significantly enhanced passenger experience. Starting July 1, 2017, we transitioned to a “monthly recurring charge” revenue model that provides us with long-term revenue visibility. The new contract also provides for additional rate cards for ancillary services and the adoption of a fleet management plan.

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

Critical Accounting Policies

The preparation of our condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the notes to the financial statements. Some of those judgments can be subjective and complex, and therefore, actual results could differ materially from those estimates under different assumptions or conditions. A summary of our critical accounting policies is presented in Part II, Item 7, of our 2016 Form 10-K. There were no material changes to our critical accounting policies during the six months ended June 30, 2017.

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

Unaudited Condensed Consolidated Statement of Operations Data (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenue	$155,742	$112,265	$308,334	$226,082
Operating expenses:
Cost of sales	118,090	75,086	228,630	151,854
Sales and marketing	10,029	6,491	21,041	11,163
Product development	7,942	8,416	15,591	17,162
General and administrative	34,929	18,447	70,250	37,667
Provision for legal settlements	—	38,142	475	40,143
Amortization of intangible assets	10,860	7,486	21,868	14,889
Goodwill impairment	—	—	78,000	—
Total operating expenses	181,850	154,068	435,855	272,878
Loss from operations	(26,108)	(41,803)	(127,521)	(46,796)
Other income (expense):	(13,998)	4,379	(35,380)	10,120
Loss before income taxes	(40,106)	(37,424)	(162,901)	(36,676)
Income tax expense	4,024	736	6,840	3,896
Net loss	$(44,130)	$(38,160)	$(169,741)	$(40,572)

The following table provides, for the periods presented, the depreciation expense included in the above line items (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Cost of sales	$7,378	$1,215	$13,592	$2,398
Sales and marketing	622	456	1,453	729
Product development	607	590	1,184	1,120
General and administrative	2,582	1,301	5,283	2,459
Total	$11,189	$3,562	$21,512	$6,706

The following table provides, for the periods presented, the stock-based compensation expense included in the above line items (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Cost of sales	$66	$74	$153	$150
Sales and marketing	131	112	306	279
Product development	165	246	336	494
General and administrative	630	1,761	2,048	3,339
Total	$992	$2,193	$2,843	$4,262

The following table provides, for the periods presented, our results of operations, as a percentage of revenue, for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenue	100%	100%	100%	100%
Operating expenses:
Cost of sales	76%	67%	74%	67%
Sales and marketing	6%	6%	7%	5%
Product development	5%	7%	5%	8%
General and administrative	22%	16%	23%	17%
Provision for legal settlements	—%	34%	—%	18%
Amortization of intangible assets	7%	7%	7%	7%
Goodwill impairment	—%	—%	25%	—%
Total operating expenses	117%	137%	141%	121%
Loss from operations	(17)%	(37)%	(41)%	(21)%
Other income (expense)	(9)%	4%	(11)%	4%
Loss before income taxes	(26)%	(33)%	(53)%	(16)%
Income tax expense	3%	1%	2%	2%
Net loss	(28)%	(34)%	(55)%	(18)%

Three Months Ended June 30, 2017 and 2016

Operating Segments

Segment revenue, expenses and contribution profit for the three months ended June 30, 2017 and 2016 derived from our Media & Content and Connectivity segments were as follows (in thousands):

	Three Months Ended June 30,
	2017	2016
Revenue:
Media & Content
Licensing and services	$74,566	$78,710
Connectivity
Services	71,582	27,170
Equipment	9,594	6,385
Total	81,176	33,555
Total revenue	$155,742	$112,265
Gross Margin:
Media & Content	$17,873	$25,770
Connectivity	19,779	11,409
Total Gross Margin	37,652	37,179
Other operating expenses	63,760	78,982
Loss from operations	$(26,108)	$(41,803)

Revenue

Media & Content

Media & Content operating segment revenue for the three months ended June 30, 2017 and 2016 was as follows (in thousands):

	Three Months Ended June 30,
	2017	2016	Change
Licensing and services	$74,566	$78,710	(5)%

Media & Content Licensing and Services Revenue

Media & Content licensing and services revenue decreased $4.1million, or 5%, to $74.6 million for the three months ended June 30, 2017 as compared to $78.7 million for the three months ended June 30, 2016. The $4.1 million decrease was primarily due to the loss of a customer in 2016 following a legal dispute relating to music-licensing liabilities.

Connectivity

Connectivity operating segment revenue for the three months ended June 30, 2017 and 2016 was as follows (in thousands):

	Three Months Ended June 30,
	2017	2016	Change
Services	$71,582	$27,170	163%
Equipment	9,594	6,385	50%
Total	$81,176	$33,555	142%

Connectivity Service Revenue

Services revenue from our Connectivity operating segment increased $44.4 million, or 163%, to $71.6 million for the three months ended June 30, 2017, as compared to $27.2 million for the three months ended June 30, 2016. The increase was primarily as a result of the EMC Acquisition, which we consummated in July 2016, contributing an additional $42.1 million of revenues in the three months ended June 30, 2017 with no comparable revenue in the three months ended June 30, 2016. The remainder of the increase of $2.3 million was as a result of increased passenger usage of internet connectivity services. This increase was predominantly driven by an increase in the number of planes utilizing our Connectivity services.

Connectivity Equipment Revenue

Equipment revenue from our Connectivity Segment increased $3.2 million, or 50%, to $9.6 million for the three months ended June 30, 2017, as compared to $6.4 million for the three months ended June 30, 2016 predominantly as a result of the EMC Acquisition contributing an additional $2.4 million of Equipment revenue in the three months ended June 30, 2017. The remainder of the increase of $0.8 million was primarily as a result increase equipment sales due to additional installations to our existing customers.

Cost of Sales

Media & Content

Media & Content operating segment cost of sales for the three months ended June 30, 2017 and 2016 was as follows (in thousands):

	Three Months Ended June 30,
	2017	2016	Change
Licensing and services	$56,693	$52,940	7%

Media & Content cost of sales for the three months ended June 30, 2017 increased by $3.8 million, or 7%, to $56.7 million, as compared to $52.9 million for the three months ended June 30, 2016 and increased as a proportion of Media & Content revenues to 76% for the three months ended June 30, 2017 compared to 67% for the three months ended June 30, 2016. The relatively higher cost of content (as percentage of revenue) was due to unfavorable content product mix in 2017 relative to 2016 because we were unable to optimize the usage of fixed cost content suppliers.

Connectivity

Connectivity operating segment cost of sales for the three months ended June 30, 2017 and 2016 was as follows (in thousands):

\

	Three Months Ended June 30,
	2017	2016	Change
Services	$52,230	$17,195	204%
Equipment	9,167	4,951	85%
Total	$61,397	$22,146	177%

Connectivity Services Cost of Sales increased $35.0 million, or 204%, to $52.2 million for the three months ended June 30, 2017 compared to $17.2 million for the three months ended June 30, 2016. The increase was predominantly as a result of the EMC Acquisition, consummated in July 2016, contributing $32.9 million of additional Connectivity Services Cost of Sales during the three months ended June 30, 2017. The remainder of the increase of $2.1 million was predominantly driven by increased TV costs due to an increase in the quantity and selection of channels provided to our customers along with an increase in depreciation expense as a result of our Tranche 1 and 2 transponders acquired from SES.

As a percentage of Connectivity service revenue, Connectivity service cost of sales increased to 73% for the three months ended June 30, 2017 compared with 63% for the three months ended June 30, 2016. The increase was principally the impact of the addition of the Maritime & Land business (which was formed upon the consummation of the EMC Acquisition), which as a percentage of Maritime & Land revenues was 78% for the three months ended June 30, 2017.

Connectivity Equipment Cost of Sales increased $4.2 million, or 85%, to $9.2 million for the three months ended June 30, 2017 compared to $5.0 million for the three months ended June 30, 2016. The increase was predominantly as a result of the EMC Acquisition, consummated in July 2016, contributing $2.1 million of additional Connectivity Equipment Cost of Sales during the three months ended June 30, 2017. The remainder of the increase was as a result of a corresponding increase in our volume of equipment sales.

Other Operating Expenses

Other operating expenses for the three months ended June 30, 2017 and 2016 were as follows (in thousands):

	Three Months Ended June 30,
	2017	2016	Change
Sales and marketing	$10,029	$6,491	55%
Product development	7,942	8,416	(6)%
General and administrative	34,929	18,447	89%
Provision for legal settlements	—	38,142	—%
Amortization of intangible assets	10,860	7,486	45%
Total	$63,760	$78,982	(19)%

Sales and Marketing

Sales and marketing expenses increased $3.5 million, or 55%, to $10.0 million for the three months ended June 30, 2017 as compared to $6.5 million for the three months ended June 30, 2016. The increase was primarily driven by the EMC Acquisition which contributed $5.1 million, offset by decreased personnel costs of $0.8 million, decreased travel expenses of $0.4 million and decreased expenses associated with annual tradeshow exhibitions and other marketing expenses of $0.4 million.

Product Development

Product development expense decreased $0.5 million, or 6%, to $7.9 million for the three months ended June 30, 2017 compared to $8.4 million for the three months ended June 30, 2016. The year-over-year decrease was primarily a result of the wind-down of 2016 initiatives, such as development of our global satellite antenna and our Boeing line-fit and STC deployments, resulting in a reduction in engineering costs of $1.2 million and a reduction in travel expenses of $0.3 million offset by the EMC Acquisition contributing an additional $1.1 million in expense.

General and Administrative

General and administrative costs increased $16.5 million, or 89%, to $34.9 million during the three months ended June 30, 2017 compared to $18.4 million for the three months ended June 30, 2016. The EMC Acquisition accounted for $5.1 million of the increase-which includes $0.7 million of depreciation expense. The remainder of the increase was primarily due to a $5.0 million increase in professional services fees and a $1.8 million increase in external contractor personnel costs both related to the 2016 audit process. Additionally, a $2.7 million increase relating to customer bankruptcies and bad debt write-offs, a $0.6 million increase in banking and legal fees, and an increase in depreciation expense of $1.3 million.

Provision for Legal Settlements

The provision for legal settlements declined $38.1 million, or 100%, such that we had no provision during the three months ended June 30, 2017. The provision for the three months ended June 30, 2016 was primarily due to our music-rights-related litigations. See Note 9. Commitments and Contingencies for a description of our Sound-Recording Settlements.

Amortization of Intangible Assets

Amortization expense increased $3.4 million, or 45%, to $10.9 million during the three months ended June 30, 2017 as compared to $7.5 million for the three months ended June 30, 2016. The increase was due to the additional intangible assets acquired with the EMC Acquisition which resulted in an increase in amortization expense of $4.6 million that was in turn offset by $0.9 million as a result of lower amortization expense relating to previously acquired intangible assets from prior acquisitions becoming fully amortized.

Other Income (Expense)

Other income (expense) for the three months ended June 30, 2017 and 2016 was as follows (in thousands):

	Three Months Ended June 30,
	2017	2016	Change
Interest expense, net	$(14,807)	$(613)	2,315%
Income from equity method investments	601	—	100%
Change in fair value of derivatives	(445)	10,926	(104)%
Other income (expense), net	653	(5,934)	(111)%
Total	$(13,998)	$4,379	(420)%

Other income (expense) resulted in an expense of $14.0 million for the three months ended June 30, 2017 compared to income of $4.4 million for the three months ended June 30, 2016. The $18.5 million increase in expense is principally due to an increase in net interest expense of $14.2 million primarily as a result of the as a result of the acquisition of indebtedness with the EMC Acquisition as well as a change from $0.4 million of expenses recognized in the three months ended June 30, 2017 upon remeasuring the fair value of our Public SPAC Warrants compared to an income of $10.9 million for the three months ended June 30, 2016. The other expense recorded in the three months ended June 30, 2016 of $5.9 million predominantly related to a $4.6 million write-off of a related party loan during that period and a $0.9 million write-off of property, plant and equipment.

Income Tax Expense

The Company recorded an income tax provision of $4.0 million and $0.7 million for the three months ended June 30, 2017 and 2016, respectively. The tax provision for the three months ended June 30, 2017 is primarily attributable to changes in foreign income taxes resulting from fluctuations in the foreign subsidiaries’ contribution to pretax income, withholding taxes and effects of permanent differences. The tax provision during the three months ended June 31, 2016 is primarily attributable to changes in state and foreign income taxes resulting from fluctuations in the foreign subsidiaries’ contribution to pretax income and tax effect of income and expense items that are not taxable or deductible, respectively, for tax purposes..

Six Months Ended June 30, 2017 and 2016

Operating Segments

Segment revenue, expenses and contribution profit for the six months ended June 30, 2017 and 2016 derived from our Media & Content and Connectivity segments were as follows (in thousands):

	Six Months Ended June 30,
	2017	2016
Revenue:
Media & Content
Licensing and services	$150,945	$162,316
Connectivity
Services	138,845	51,395
Equipment	18,544	12,371
Total	157,389	63,766
Total revenue	$308,334	$226,082
Gross Margin:
Media & Content	$39,996	$53,739
Connectivity	39,708	20,489
Total Gross Margin	79,704	74,228
Other operating expenses	207,225	121,024
Loss from operations	$(127,521)	$(46,796)

Revenue

Media & Content

Media & Content operating segment revenue for the six months ended June 30, 2017 and 2016 was as follows (in thousands):

	Six Months Ended June 30,
	2017	2016	Change
Licensing and services	$150,945	$162,316	(7)%

Media & Content Licensing and Services Revenue

Media & Content licensing and services revenue decreased $11.4 million, or 7%, to $150.9 million for the six months ended June 30, 2017 as compared to $162.3 million for the six months ended June 30, 2016. The decrease was primarily due to the loss of a customer following a legal dispute relating to music-licensing liabilities in 2016.

Connectivity

Revenue for our Connectivity operating segment for the six months ended June 30, 2017 and 2016 was as follows (in thousands):

	Six Months Ended June 30,
	2017	2016	Change
Services	$138,845	$51,395	170%
Equipment	18,544	12,371	50%
Total	$157,389	$63,766	147%

Connectivity Services Revenue

Services revenue for our Connectivity operating segment increased $87.5 million, or 170% to $138.8 million for the three months ended June 30, 2017, as compared to $51.4 million for the three months ended June 30, 2016. The increase was primarily as a result of the EMC Acquisition, which we consummated in July 2016, contributing an additional $81.2 million of revenues in the three months ended June 30, 2017 with no comparable revenue in the three months ended June 30, 2016. The remainder of the increase of $6.2 million was as a result of increased passenger usage of internet connectivity services. This increase was predominantly driven by an increase in the number of planes utilizing our Connectivity Services.

Connectivity Equipment Revenue

Equipment revenue from our Connectivity Segment increased $6.2 million, or 50%, to $18.5 million for the three months ended June 30, 2017, as compared to $12.4 million for the three months ended June 30, 2016 predominantly as a result of the EMC Acquisition contributing an additional $4.8 million of Equipment revenue in the three months ended June 30, 2017. The remainder of the increase of $1.3 million was primarily as a result of increased equipment sales due to additional installations to our existing customers.

Cost of Sales

Media & Content

Media & Content operating segment cost of sales for the six months ended June 30, 2017 and 2016 was as follows (in thousands):

	Six Months Ended June 30,
	2017	2016	Change
Licensing and services	$110,949	$108,577	2%

Content cost of sales increased $2.4 million, or 2%, to $110.9 million for the six months ended June 30, 2017, as compared to $108.6 million for the six months ended June 30, 2016. As a percentage of Content revenue, Content cost of sales increased to 74% during the six months ended June 30, 2017 as compared to 67% in the six months ended June 30, 2016. The relatively higher cost of content (as percentage of revenue) was due to unfavorable content product mix in 2017 relative to 2016 because we were unable to optimize the usage of fixed cost content suppliers.

Connectivity

Cost of sales for our Connectivity operating segment for the six months ended June 30, 2017 and 2016 was as follows (in thousands):

	Six Months Ended June 30,
	2017	2016	Change
Services	$100,846	$32,952	206%
Equipment	16,835	10,325	63%
Total	$117,681	$43,277	172%

Cost of sale for our Connectivity operating segment increased $67.9 million, or 206%, to $100.8 million for the three months ended June 30, 2017, as compared to $33.0 million for the three months ended June 30, 2016. The increase was predominantly as a result of the EMC Acquisition, consummated in July 2016, contributing of additional $62.2 million of cost of sales during the three months ended June 30, 2017. The remainder of the increase of $5.7 million was predominantly driven by increased TV costs due to an increase in the quantity and selection of channels provided to our customers along with an increase in depreciation expense as a result of our Tranche 1 and 2 transponders acquired from SES.

As a percentage of Connectivity service revenue, Connectivity service cost of sales increased to 73% for the three months ended June 30, 2017 compared with 64% for the three months ended June 30, 2017. The increase was principally the impact of the addition of the Maritime & Land business (which was formed upon the consummation of the EMC Acquisition), which as a percentage of Maritime & Land revenues was 77% for the three months ended June 30, 2017.

Connectivity Equipment Cost of Sales increased $6.5 million, or 63%, to $16.8 million for the six months ended June 30, 2017 compared to $10.3 million for the six months ended June 30, 2016. The increase was predominantly as a result of the EMC Acquisition, consummated in July 2016, contributing $4.0 million of additional Connectivity Equipment Cost of Sales during the three months ended June 30, 2017. The remainder of the increase was as a result of a corresponding increase in our volume of equipment sales.

Other Operating Expenses

Other operating expenses for the six months ended June 30, 2017 and 2016 were as follows (in thousands):

	Six Months Ended June 30,
	2017	2016	Change
Sales and marketing	$21,041	$11,163	88%
Product development	15,591	17,162	(9)%
General and administrative	70,250	37,667	87%
Provision for legal settlements	475	40,143	(99)%
Amortization of intangible assets	21,868	14,889	47%
Goodwill impairment	78,000	—	100%
Total	$207,225	$121,024	71%

Sales and Marketing

Sales and marketing expenses increased $9.9 million, or 88%, to $21.0 million for the six months ended June 30, 2017 as compared to $11.2 million for the six months ended June 30, 2016. The increase was primarily driven by the EMC Acquisition which contributed $10.6 million in additional expenses, offset by decreases in personnel and travel expenses compared to the prior year.

Product Development

Product development expense decreased $1.6 million, or 9%, to $15.6 million for the six months ended June 30, 2017 compared to $17.2 million for the six months ended June 30, 2016. The year-over-year decrease was primarily a result of the wind-down of 2016 initiatives, such as development of our global satellite antenna and our Boeing line-fit and STC deployments, resulting in a reduction in engineering costs of $2.4 million, a reduction in travel expenses of $0.5 million and a reduction in contractor personnel costs of $0.5 million, offset by the EMC Acquisition contributing an additional $2.0 million in expense.
.

General and Administrative

General and administrative costs increased $32.6 million, or 87%, to $70.3 million during the six months ended June 30, 2017 compared to $37.7 million for the six months ended June 30, 2016. The EMC Acquisition accounted for $12.1 million of the increase, which included $1.8 million of depreciation expense. The remainder of the increase was primarily due to a $9.5 million increase in professional services fees and a $4.4 million increase in external contractor and personnel costs both related to the 2016 audit process. Additionally, a $2.6 million increase relating to customer bankruptcies and bad debt write-offs, and an increase in insurance costs, predominantly relating to EMC, of $1.1 million, an increase in depreciation expense of $1.3 million and other general and administrative expenses of $1.5 million.

Provision for Legal Settlements

The provision for legal settlements declined $39.7 million, or 99%, to $0.5 million during the six months ended June 30, 2017. The provision for the six months ended June 30, 2016 was primarily due to our music-rights-related litigations. See Note 9. Commitments and Contingencies for a description of our Sound-Recording Settlements.

Amortization of Intangible Assets

Amortization expense increased $7.0 million, or 47%, to $21.9 million during the six months ended June 30, 2017 as compared to $14.9 million for the six months ended June 30, 2016. .The increase was due to the additional intangible assets acquired with the EMC Acquisition which resulted in an increase in amortization expense in turn offset as a result of lower amortization expense relating to previously acquired intangible assets from prior acquisitions becoming fully amortized.

Goodwill Impairment

As discussed previously in this Form 10-Q and in our Form 10-K, during the first quarter of 2017 we assessed our goodwill for impairment due to several reasons including a significant decline in the market capitalization of the Company and lower than expected financial results in its Maritime & Land Connectivity reporting unit during the three months ended March 31, 2017 due to delays in new maritime installations, slower than originally estimated execution of EMC Acquisition-related synergies and other events that occurred in the first quarter of 2017. We determined that there was a higher degree of uncertainty in achieving its financial projections for this unit and as such, increased its discount rate, which reduced the fair value of the unit. The Company additionally adopted ASU 2017-04, Intangibles-Goodwill and Others (Topic 350): Simplifying the Test for Goodwill Impairment, effective January 1, 2017, which eliminated Step 2 from the goodwill impairment test, requiring a company to perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. Applying this methodology we recorded an impairment of $78.0 million in this reporting unit as of March 31, 2017. Subsequent to this, no further impairment was recorded during the six months ended June 30, 2017.

Other Income (Expense)

Other income (expense) for the six months ended June 30, 2017 and 2016 was as follows (in thousands):

	Six Months Ended June 30,
	2017	2016	Change
Interest expense, net	$(25,771)	$(1,417)	(1,719)%
Loss on extinguishment of debt	(14,389)	—	(100)%
Income from equity method investments	2,140	—	100%
Change in fair value of derivatives	2,475	16,791	(85)%
Other income (expense), net	165	(5,254)	103%
Total	$(35,380)	$10,120	(450)%

Other income (expense), net resulted in an expense of $35.4 million for the six months ended June 30, 2017 compared to income of $10.1 million for the six months ended June 30, 2016. The increase in expense is principally due to an increase in net interest expense of $24.4 million primarily as a result of the debt assumed with the EMC Acquisition and the loss on extinguishment of debt of $14.4 million arising as a result of the subsequent refinancing of the legacy EMC indebtedness into a larger credit facility, is discussed in Note 8. Financing Arrangements during the six months ended June 30, 2017. The remainder of the movement resulted from income of $2.5 million being recognized in the six months ended June 30, 2017 upon remeasuring the fair value of our Public SPAC Warrants, as compared to income of $16.8 million in the six months ended June 30, 2016 and income of $2.1 million from our equity method investments, which we acquired subsequent to June 30, 2016. The other expense recorded in the six months ended June 30, 2016 of $5.3 million predominantly related to a $4.6 million write-off of a related party loan during that period.

Income Tax Expense

The Company recorded an income tax provision of $6.8 million and $3.9 million for the six months ended June 30, 2017 and 2016, respectively. The tax provision during the six months ended June 30, 2017 is primarily attributable to foreign income taxes, goodwill impairment and change in the valuation allowance. The tax provision during the six months ended June 31, 2016 is primarily attributable to changes in state and foreign income taxes resulting from fluctuations in the foreign subsidiaries’ contribution to pretax income and tax effect of income and expense items that are not taxable or deductible, respectively, for tax purposes.

Recent Accounting Pronouncements

See Note 2. Basis of Presentation and Summary of Significant Accounting Policies to the condensed consolidated financial statements (Part I, Item 1 of this Form 10-Q) for further discussion.

Critical Accounting Policies

The preparation of our condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the notes to the financial statements. Some of those judgments can be subjective and complex, and therefore, actual results could differ materially from those estimates under different assumptions or conditions. A summary of our critical accounting policies is presented in Part II, Item 7, of our Annual Report on Form 10-K for the year ended December 31, 2016. There were no material changes to our critical accounting policies during the six months ended June 30, 2017.

Financial Condition, Liquidity and Capital Resources

Selected financial data for the periods presented below were as follows (in thousands):

	June 30, 2017	December 31, 2016
Cash and cash equivalents	$66,554	$50,686
Total assets	1,018,767	1,099,435
Current portion of long-term debt	13,691	2,069
Long-term debt	576,685	468,231
Total stockholders’ equity	131,896	298,997

Current Financial Condition

As of June 30, 2017, our principal sources of liquidity were our cash and cash equivalents of $66.6 million, which primarily were invested in cash and money market funds in banking institutions in the U.S., Canada and Europe and to a lesser extent in Asia Pacific. Our cash position increased during the six months ended June 30, 2017 primarily due to borrowings of long term debt, which we have discussed below under “—Long-Term Debt.”. Our long term debt balance increased from $470.3 million at December 31, 2016 to $619.0 million at December 31, 2017. As of June 30, 2017, we had $517.9 million, net of discounts, in term and revolving loans outstanding; $82.5 million (aggregate principal amount) of outstanding convertible notes; and other debt outstanding of $2.8 million. Please see “—Long-Term Debt” below and Note 8. Financing Arrangements to the unaudited condensed consolidated financial statements (Part I, Item 1 of this Form 10-Q) for a discussion of our 2017 Credit Agreement and Convertible Notes. We used the proceeds of these issuances to repay then-existing indebtedness, to fund our working-capital and capital-expenditure requirements and for general corporate purposes.

Our cash flows from operating activities are significantly affected by our investments in operations, including working capital and corporate infrastructure to support our ability to generate revenue and conduct operations through cost of services, product development, sales and marketing and general and administrative activities. Cash used in operations was $43.6 million for the six months ended June 30, 2017 and cash provided by operations was $0.7 million for the six months ended June 30, 2016. Cash used in investing activities has historically been, and is expected to be, impacted significantly by our investments in business combinations, our platform, our infrastructure and equipment for our business offerings. Historically, cash used for financing activities included our common stock and warrant repurchases and the repayment of debt.

As of December 31, 2017, our consolidated unrestricted cash balance was approximately $50.8 million, of which approximately $15.8 million was held by our non U.S. subsidiaries and our long term debt balance was approximately $619.0 million. (As and if we decide to repatriate our non-U.S. cash holdings from time to time, then we may incur a tax liability under U.S. tax laws on any amount that we repatriate into the U.S. In the event we elect to repatriate any of these funds, we believe we have sufficient net operating losses for the foreseeable future to offset any U.S. tax owed on repatriated income. As a result, we do not expect any such repatriation would create a tax liability in the U.S. or have a material impact on our effective tax rate.) Since June 30, 2017 we have experienced a decline in our consolidated unrestricted cash balance, primarily as a result of higher professional fees and related expenses related to our delayed filing of the 2016 Form 10-K, capital purchases for our Eagle-1 satellite transponders, amendment and consent fees paid to our 2017 Credit Agreement lenders, and additional amounts that we used as working capital to support our operations.

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

Cash and Cash Equivalents

Our cash and cash equivalents are maintained at several financial institutions. Deposits held may exceed the amount of insurance provided on such deposits. Generally, our deposits may be redeemed upon demand and are maintained with a financial institution of reputable credit and, therefore, bear minimal credit risk. Of our cash and cash equivalents as of December 31, 2017 and June 30, 2017, approximately $15.8 million and $34.4 million was held by our foreign subsidiaries, respectively. If these funds were repatriated for use in our U.S. operations, we may be required to pay income taxes in the U.S. on the repatriated amount at the tax rates then in effect, reducing the net cash proceeds to us after repatriation. In the event we elect to repatriate any of these funds we believe we have sufficient net operating losses for the foreseeable future to offset any repatriated income. As a result, we do not expect any such repatriation would create a tax liability in the U.S. or have a material impact on our effective tax rate.

Sources and Uses of Cash—Six Months Ended June 30, 2017 and 2016

A summary of our cash flow activities for the six months ended June 30, 2017 and 2016 was as follows (in thousands):

	Six Months Ended June 30,
	2017	2016
Net cash (used in) provided by operating activities	$(43,613)	$666
Net cash used in investing activities	(41,084)	(21,910)
Net cash provided by (used in) financing activities	100,194	(5,510)
Effects of exchange rate changes on cash and cash equivalents	371	(89)
Net increase (decrease) in cash and cash equivalents	15,868	(26,843)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	50,686	223,552
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$66,554	$196,709

Cash Flows (Used in) Provided by Operating Activities

Six Months Ended June 30, 2017

Net cash used in our operating activities of $43.6 million primarily reflects our net loss of $169.7 million during the period, which included net non-cash charges of $148.8 million. These non-cash charges primarily related to the goodwill impairment charge of $78.0 million, along with the loss on extinguishment of debt of $14.4 million, normal depreciation & amortization expenses of $42.8 million and other items netting to a charge of $13.6 million.

The remainder of our sources of cash used in operating activities of $22.7 million resulted from changes in working capital driven by cash outflows from working capital changes predominantly as a result of decreases in accounts payable due to timing of payments, an increase in accounts receivable due to slower than anticipated collections, a decrease in our content library liabilities, partially offset by a decrease in our prepaid expenses and other current assets.

Six Months Ended June 30, 2016

Net cash provided by our operating activities of $0.7 million primarily resulted from our net loss during the period of $40.6 million, which included non-cash charges of $12.6 million largely comprised of changes in the fair value of our derivative financial instruments, depreciation and amortization, changes in our deferred income taxes, and stock-based compensation. The remainder of our operating activities resulted in an increase in cash from operations totaling $28.6 million, primarily due to a changes in Accounts payable and accrued liabilities reflecting an increase of $37.9 million principally due to accrued legal settlement obligations, and Accounts receivable of $5.3 million. Offsetting these uses of cash in operating activities was a net cash outflows of $14.6 million from decreases in Content and Inventory investments, Prepaid expenses and other assets, and Deferred revenues.

Cash Flows Used in Investing Activities

Six Months Ended June 30, 2017

Net cash used in investing activities of $41.1 million was due to purchase of property, plant and equipment, principally relating to the receipt of SES Tranche 2 Transponders along with subsidized equipment shipments to Fly Dubai and Avianca, the receipt of the final $1.3 million from the seller of the EMC business (relating to the working capital adjustment escrow in the EMC purchase agreement) and the release of $0.6 million of restricted cash held in escrow returned to the Company concurrent with the release of $15.5 million to the former stockholders of Maritime Telecommunications Network (“MTN”) (which EMC consummated prior to the Company’s acquisition of EMC). Note the release of $15.5 million to the former stockholders of MTN has been classified as a significant non-cash item in the Condensed Consolidated Statements of Cash Flows.

Six Months Ended June 30, 2016

Net cash used in investing activities of $21.9 million was primarily due to $17.6 million investments in property and equipment as well as a $4.4 million loan to a related party.

Cash Flows (Used in) Provided by Financing Activities

Six Months Ended June 30, 2017

Net cash provided by financing activities of $100.2 million was primarily due to net proceeds of $485.0 million received as a result of our January 2017 refinancing of indebtedness that we assumed from EMC in the EMC Acquisition with a larger credit facility. The new 2017 Credit Agreement, entered into in January 2017, consisted of a six-year $500 million senior secured term loan facility (fully drawn at the close of the refinancing) and a five-year $85 million senior secured revolving credit facility. The remaining $50.0 million of cash inflows from Financing Activities relates to a draw down of the new senior-secured revolving credit facility during the Six Months Ended June 30, 2017. These receipts were offset by repayments of the EMC indebtedness of $412.4 million and issuance costs for the2017 Credit Agreement of $17.9 million and other debt repayments of $3.7 million. Additionally, we made a contingent earn-out payment of $0.8 million relating to a previous acquisition made in 2015.

Six Months Ended June 30, 2016

Net cash used in financing activities of $5.5 million was primarily due to the repurchase of Company stock totaling $5.2 million and cash used to repay debt of $0.4 million, partially offset by cash received from the exercise of stock options.

Long-Term Debt

As of June 30, 2017 and December 31, 2016, our long-term debt consisted of the following (in thousands):

	June 30, 2017	December 31, 2016
Senior secured term loan facility, due July 2021(*)	$—	$263,980
Senior secured revolving credit facility, due July 2020(*)	—	55,500
Senior secured term loan facility, due July 2022(*)	—	92,000
Senior secured term loan facility, due January 2023(+)	496,875	—
Senior secured revolving credit facility, due January 2022(+)	50,000	—
2.75% convertible senior notes due 2035(1)	82,500	82,500
Other debt	3,095	3,299
Unamortized bond discounts, fair value adjustments and issue costs, net	(42,094)	(26,979)
Total carrying value of debt	590,376	470,300
Less: current portion, net	(13,691)	(2,069)
Total non-current	$576,685	$468,231

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
(1)    The principal amount outstanding of the 2.75% convertible senior notes due 2035 as set forth in the foregoing table was
$82.5 million as of June 30, 2017, and are not the carrying amounts of this indebtedness (i.e., outstanding principal amount net of debt issuance costs and discount associated with the equity component).

The aggregate contractual maturities of all borrowings as of June 30, 2017 were as follows (in thousands):

Years Ending December 31,	Amount
2017 (remaining six months)	$7,421
2018	13,243
2019	22,286
2020	25,225
2021	25,042
Thereafter	539,253
Total	$632,470

The foregoing table excludes earn-out liabilities of 1.2 million relating to the acquisitions of WOI, RMG, masFlight and navAero in 2015, in which the Company agreed to future contingent earn-out obligations relating to future performance of those businesses. Potential payouts are expected on specified dates through 2020. Also excluded are future purchase commitments with some of our connectivity vendors to secure future inventory for our airline customers and commitments related to ongoing engineering and antenna projects. At June 30, 2017, we also had outstanding letters of credit in the amount of 7.0 million, of which 6.0 million was issued under the letter of credit facility under the 2017 Credit Agreement.

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

Covenant Compliance Under 2017 Credit Agreement

As of June 30, 2017 we were in compliance with all financial and non-financial covenants under the 2017 Credit Agreement (giving effect to waivers and extensions we received thereunder in connection with our obligation to deliver financial-reporting information to the 2017 Credit Agreement lenders). Under the 2017 Credit Agreement, we are subject to a financial-reporting covenant (“Financial-Reporting Covenant”) and a maximum leverage-ratio covenant (the “Leverage Ratio”) (each of which we describe below), in addition to other customary covenants and restrictions set forth therein.
The Financial-Reporting Covenant requires us to furnish to our lenders our audited annual financial statements and unaudited interim financial statements by deadlines specified in the 2017 Credit Agreement. In connection with the delayed filing of our 2016 Form 10-K, we entered into several amendments and waivers and extensions to the 2017 Credit Agreement. See Note 16. Subsequent Events for a discussion of the terms of such amendments and waivers. As currently in effect, the Financial-Reporting Covenant requires that we furnish to our lenders our unaudited interim financial statements for the quarters ended March 31, 2017, June 30, 2017 and September 30, 2017 by no later than January 31, 2018. By filing this Form 10-Q, together with the Q1 Form 10-Q and the Q3 Form 10-Q (which we filed concurrently with the filing of this Form 10-Q), we became compliant with the Financial-Reporting Covenant.
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

Contractual Obligations

For a discussion of movie license and Internet protocol television commitments, minimum lease obligations, satellite capacity, and other contractual commitments as of June 30, 2017 on for the periods thereon, see Note 9. Commitments and Contingencies to the unaudited condensed consolidated financial statements (Part I, Item 1 of this Form 10-Q).

Off -Balance Sheet Arrangements

As of June 30, 2017, we did not have any off-balance sheet arrangements that have, or are reasonably likely to have, a material effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes during the six months ended June 30, 2017, to the information provided in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of our Annual Report on Form 10-K for the year ended December 31, 2016.

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

In light of the material weaknesses in our internal control over financial reporting, we performed additional analyses and other procedures to ensure that our unaudited condensed consolidated financial statements included in this Form 10-Q present fairly, in all material respects, our financial position, results of our operations and our cash flows as of and for the three and six months ended June 30, 2017 in accordance with accounting principles generally accepted in the United States (“GAAP”). Following the above analyses and procedures, our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that our unaudited condensed consolidated financial statements included in this Form 10-Q present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented, in conformity with GAAP.

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

Changes in Internal Control Over Financial Reporting

Except in connection with the continued post-closing integration of EMC and the other matters discussed above, there was no change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 6.    EXHIBITS
EXHIBIT INDEX

		Incorporated by Reference
Exhibit No.	Exhibit Index	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith
10.1	First Amendment and Limited Waiver to Credit Agreement dated as of May 4, 2017, among the Company, the guarantors party thereto, the lenders party thereto, and Citibank, N.A., as administrative agent.	8-K	001-35176	10.1	5/5/2017
10.2	Amendment to First Amendment and Limited Waiver to Credit Agreement and Second Amendment to Credit Agreement, dated as of June 29, 2017, among the Company, the guarantors party thereto, the lenders party thereto, and Citibank, N.A., as administrative agent.	8-K	001-35176	10.1	6/30/2007
10.3	Second Amendment to Limited Waiver to Credit Agreement, dated as of September 13, 2017, among the Company, the guarantors party thereto, the lenders party thereto, and Citibank, N.A., as administrative agent.	8-K	001-35176	10.1	9/14/2017
10.4	Third Amendment to Limited Waiver to Credit Agreement and Third Amendment to Credit Agreement, dated as of October 2, 2017, among the Company, the guarantors party thereto, the lenders party thereto, and Citibank, N.A., as administrative agent.	8-K	001-35176	10.1	10/3/2017
10.5	Extension Letter, dated as of October 6, 2017, among the Company and the lenders party thereto.	8-K	001-35176	10.1	10/12017
10.6	Fourth Amendment to Limited Waiver to Credit Agreement and Fourth Amendment to Credit Agreement, dated as of October 31, 2017, among the Company, the guarantors party thereto, the lenders party thereto, and Citibank, N.A., as administrative agent.	8-K	001-35176	10.1	11/1/2017
10.7	Extension Letter, dated as of November 15, 2017, among the Company and the lenders party thereto.	8-K	001-35176	10.1	11/16/2017
10.8	Fifth Amendment to Limited Waiver to Credit Agreement and Fifth Amendment to Credit Agreement, dated as of December 22, 2017, among the Company, the guarantors party thereto, the lenders party thereto, and Citibank, N.A., as administrative agent.	8-K	001-35176	10.1	12/27/2017
10.9*	Consulting Agreement, dated April 19, 2017, between the Company and Abel Avellan.	8-K	001-35176	10.1	4/24/2017
10.10*	Amendment #1 to Consulting Services Agreement, dated May 1, 2017, by and between the Company and Aditya Chatterjee.	8-K	001-35176	10.1	5/2/2017
10.11*	Employment Letter Agreement, dated April 7, 2017, between the Company and Paul Rainey.	8-K	001-35176	10.1	4/7/2017
10.12*	Employment Letter Agreement, dated May 8, 2017, between the Company and Sarlina See.	8-K	001-35176	10.1	5/11/2017
10.13*	Global Eagle Entertainment Inc. Change in Control and Severance Plan for Senior Management.	8-K	001-35176	10.2	4/7/2017
10.14*	Form of Designation Letter for the Global Eagle Entertainment Inc. Change in Control and Severance Plan for Senior Management.	8-K	001-35176	10.3	4/7/2017
10.15*	Global Eagle Entertainment Inc. 2017 Omnibus Long-Term Incentive Plan.	14A	001-35176	Annex B	11/28/2017
10.16*	Form of Global Eagle Entertainment Inc. 2017 Omnibus Long-Term Incentive Plan Restricted Stock Unit Grant Notice.	10-Q	001-35176	10.22	1/31/2018
10.17*	Form of Global Eagle Entertainment Inc. 2017 Omnibus Long-Term Incentive Plan Performance-Based Restricted Stock Unit Grant Notice.	10-Q	001-35176	10.23	1/31/2018
10.18*	Form of Global Eagle Entertainment Inc. 2017 Omnibus Long-Term Incentive Non-Qualified Stock Option Grant Notice.	10-Q	001-35176	10.24	1/31/2018
10.19*	Global Eagle Entertainment Annual Incentive Plan, adopted on December 11, 2017.	10-Q	001-35176	10.25	1/31/2018
31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).					X
31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).					X
32.1	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.					X
32.2	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.					X
101.INS	XBRL Instance Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X

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