Form 10-Q
period 2017-09-30
Global Eagle Entertainment Inc.
filed 2018-01-31
CIK 1512077

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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

GLOBAL EAGLE ENTERTAINMENT INC.
FORM 10-Q
FOR THE FISCAL QUARTER ENDED SEPTEMBER 30, 2017

INTRODUCTORY NOTE

As used herein, “Global Eagle Entertainment,” “Global Eagle,” the “Company,” “our,” “we,” or “us” and similar terms include Global Eagle Entertainment Inc. and its subsidiaries, unless the context indicates otherwise.

As previously reported, we were unable to timely file our Annual Report on Form 10-K for our fiscal year ended December 31, 2016 (the “2016 Form 10-K”) and our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2017 (the “Q1 Form 10-Q”), June 30, 2017 (the “Q2 Form 10-Q”) and September 30, 2017 (this “Form 10-Q”). We filed the 2016 Form 10-K with the SEC on November 17, 2017 and the Q1 Form 10-Q and Q2 Form 10-Q with the SEC concurrently with the filing of this Form 10-Q.

We required additional time to file the 2016 Form 10-K, the Q1 Form 10-Q, the Q2 Form 10-Q and this Form 10-Q due to our increased size and complexity following our acquisition of Emerging Markets Communications (“EMC”) in July 2016 (the “EMC Acquisition”) and the effect of that increased size and complexity on our financial reporting processes; our need to transition our finance function after the departures of our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer; and our need to complete additional financial-closing procedures associated with our material weaknesses in internal control over financial reporting, as are described in Part II, Item 9A. Controls and Procedures of the 2016 Form 10-K. We were unable to timely file the Q1 Form 10-Q, the Q2 Form 10-Q and this Form 10-Q because they needed to include balance-sheet information derived from the audited financial statements included in the 2016 Form 10-K, and also needed to include unaudited financial statements that we were unable to finalize until we finalized our audited financial statements for the year ended December 31, 2016.

Except as expressly set forth in this Form 10-Q, the information contained in this Form 10-Q is presented as of September 30, 2017 and the three and nine months then ended and does not reflect events or results of operations that have occurred subsequent to September 30, 2017.

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

In the second quarter of 2017 however, following changes in our senior management (including our chief operating decision maker) and organizational changes across our business, we reorganized our business from three operating segments back into two operating segments—Media & Content and Connectivity—primarily through integrating the business and operations of our former Aviation Connectivity segment with that of our former Maritime & Land Connectivity segment. Our chief operating decision maker determined this was appropriate based on the similarities and synergies between these two segments relating to satellite bandwidth and equipment used in those businesses as well as on our restructured reporting lines across our business departments. However, we will continue to have three separate reporting units for purposes of our goodwill impairment testing. This Form 10-Q, which speaks as of September 30, 2017, unless otherwise indicated, presents our business as two operating segments. See also Note 13. Segment Information for a further discussion of our operating segments.

GLOBAL EAGLE ENTERTAINMENT INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In thousands, except share and per share amounts)

PART I — FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

	September 30, 2017	December 31, 2016
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$58,037	$50,686
Restricted cash	1,021	17,992
Accounts receivable, net	113,924	120,492
Inventories	29,793	25,986
Prepaid expenses	20,615	17,658
Other current assets	11,987	20,786
TOTAL CURRENT ASSETS:	235,377	253,600
Content library	9,581	21,470
Property, plant and equipment, net	200,894	166,049
Goodwill	248,693	327,836
Intangible assets, net	133,737	166,720
Equity method investments	155,378	156,527
Other non-current assets	8,636	7,233
TOTAL ASSETS	$992,296	$1,099,435
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$191,611	$240,344
Deferred revenue	6,610	6,970
Current portion of long-term debt	13,424	2,069
Other current liabilities	10,849	11,754
TOTAL CURRENT LIABILITIES:	222,494	261,137
Deferred revenue, non-current	1,067	1,536
Long-term debt	601,653	468,231
Deferred tax liabilities	31,801	33,205
Other non-current liabilities	30,038	36,329
TOTAL LIABILITIES	887,053	800,438

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized, 0 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	—	—
Common stock, $0.0001 par value; 375,000,000 shares authorized, 93,794,760 and 88,482,745 shares issued, 90,741,126 and 85,429,111 shares outstanding, at September 30, 2017 and December 31, 2016, respectively	10	9
Treasury stock, 3,053,634 shares at September 30, 2017 and December 31, 2016	(30,659)	(30,659)
Additional paid-in capital	776,033	747,005
Subscriptions receivable	(566)	(553)
Accumulated deficit	(639,385)	(416,389)
Accumulated other comprehensive loss	(190)	(416)
TOTAL STOCKHOLDERS’ EQUITY	105,243	298,997
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$992,296	$1,099,435

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GLOBAL EAGLE ENTERTAINMENT INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenue	$151,537	$146,909	$459,871	$372,991
Operating expenses:
Cost of sales	112,951	103,348	341,580	255,202
Sales and marketing	9,332	8,390	30,376	19,553
Product development	11,328	7,916	26,921	25,078
General and administrative	39,129	44,728	109,372	82,395
Provision for legal settlements	310	1,545	785	41,688
Amortization of intangible assets	10,981	9,166	32,849	24,055
Goodwill impairment	—	—	78,000	—
Total operating expenses	184,031	175,093	619,883	447,971
Loss from operations	(32,494)	(28,184)	(160,012)	(74,980)
Other (expense) income:
Interest expense, net	(18,164)	(6,412)	(43,935)	(7,829)
Loss from extinguishment of debt	—	—	(14,389)	—
Income from equity method investments	1,770	2,065	3,911	2,065
Change in fair value of derivatives	196	1,191	2,672	17,982
Other (expense) income, net	(123)	631	38	(4,623)
Loss before income taxes	(48,815)	(30,709)	(211,715)	(67,385)
Provision (benefit) for income taxes	4,153	(50,063)	10,993	(46,167)
Net (loss) income	$(52,968)	$19,354	$(222,708)	$(21,218)

Net loss (income) per share – basic	$(0.59)	$0.23	$(2.57)	$(0.27)
Net loss (income) per share – diluted	$(0.59)	$0.23	$(2.57)	$(0.27)

Weighted average shares outstanding – basic	89,194	82,874	86,710	79,892
Weighted average shares outstanding – diluted	89,194	85,081	86,710	79,892

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GLOBAL EAGLE ENTERTAINMENT INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net (loss) income	$(52,968)	$19,354	$(222,708)	$(21,218)
Other comprehensive income (loss):
Unrealized foreign currency translation adjustments	217	174	226	16
Other comprehensive income	217	174	226	16
Comprehensive (loss) income	$(52,751)	$19,528	$(222,482)	$(21,202)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GLOBAL EAGLE ENTERTAINMENT INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)
(In thousands)

	Common Stock		Treasury Stock		Additional	Subscriptions	Accumulated	Accumulated Other	Total
	Shares	Amount	Shares	Amount	Paid-in Capital	Receivable	Deficit	Comprehensive Loss	Stockholders’ Equity
Balance at December 31, 2016	88,483	$9	(3,054)	$(30,659)	$747,005	$(553)	$(416,389)	$(416)	$298,997
Restricted stock units vested and distributed, net of tax	232	—	—	—	(259)	—	—	—	(259)
Stock-based compensation	—	—	—	—	4,000	—	—	—	4,000
Change in accounting principle (1)	—	—	—	—	288	—	(288)	—	—
Interest income on subscription receivable	—	—	—	—	—	(13)	—	—	(13)
Issuance of common stock for EMC Acquisition	5,080	1	—	—	24,999	—	—	—	25,000
Other comprehensive income	—	—	—	—	—	—	—	226	226
Net loss	—	—	—	—	—	—	(222,708)	—	(222,708)
Balance at September 30, 2017	93,795	$10	(3,054)	$(30,659)	$776,033	$(566)	$(639,385)	$(190)	$105,243

(1) Cumulative-effect adjustment related to the adoption of ASU 2016-09, as defined in Note 2. Basis of Presentation and Summary of Significant Accounting Policies. See Note 2. Basis of Presentation and Summary of Significant Accounting Policies for additional details.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GLOBAL EAGLE ENTERTAINMENT INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Nine Months Ended September 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(222,708)	$(21,218)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of property, equipment and intangibles	65,739	36,937
Amortization of content library	11,420	6,478
Non-cash interest expense, net	4,274	1,239
Change in fair value of derivatives	(2,672)	(17,982)
Stock-based compensation	4,000	8,061
Issuance of shares for legal settlements	—	13,705
Impairment of goodwill	78,000	—
Impairment of related party loan	—	4,516
Loss on disposal of fixed assets	473	975
Loss on extinguishment of debt	14,389	—
Earnings from equity method investments	(3,911)	(2,065)
Distributions from equity method investments	4,900	—
Provision for bad debts	3,399	(180)
Deferred income taxes	(1,598)	(58,352)
Other	(2,198)	—
Changes in operating assets and liabilities:
Restricted cash	934	2,121
Accounts receivable	3,169	(634)
Inventories	(7,787)	(2,792)
Prepaid expenses and other current assets	6,020	14,054
Content library	(11,537)	(8,781)
Other non-current assets	(247)	(5,070)
Accounts payable and accrued liabilities	2,247	686
Deferred revenue	(829)	(5,734)
Other current liabilities	(472)	(1,937)
NET CASH USED IN OPERATING ACTIVITIES	(54,995)	(35,973)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(62,667)	(29,484)
Release of restricted cash held in escrow	554	—
Settlement received related to EMC Acquisition	1,250	—
Acquisitions, net of cash acquired	—	(91,626)
Issuance of loan to related party	—	(4,400)
Purchase of investments	—	(12,975)
Net proceeds from sale of available for sale securities	—	13,023
NET CASH USED IN INVESTING ACTIVITIES	(60,863)	(125,462)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of debt, net of $15,000 discount	485,000	—
Issuance costs	(19,296)	—
Repayment of EMC indebtedness	(412,400)	—
Proceeds from borrowings on line of credit	78,115	—
Repayments of long-term debt	(7,054)	—
Payments of contingent consideration	(1,429)	—
Proceeds from issuance of notes payable	—	1,339
Repayments of notes payable	—	(2,272)
Purchases of common stock	—	(5,219)
Proceeds from exercise and release of common stock options and warrants	—	12
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	122,936	(6,140)
Effects of exchange rate changes on cash and cash equivalents	273	178
Net increase (decrease) in cash and cash equivalents	7,351	(167,397)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	50,686	223,552
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$58,037	$56,155

SIGNIFICANT NON-CASH INVESTING AND FINANCING ACTIVITIES:
Release of restricted cash held in escrow to former owners of MTN	$15,483	$—
Issuance of common stock for EMC Acquisition	25,000	—
Purchase consideration for equipment included in accounts payable	14,390	—
Issuance of common stock for EMC acquisition	—	40,607
Issuance of common stock for legal settlements	—	13,705

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GLOBAL EAGLE ENTERTAINMENT INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 1.    Business

Global Eagle Entertainment Inc. is a Delaware corporation headquartered in Los Angeles, California. Global Eagle (together with its subsidiaries, “Global Eagle” or the “Company”) is a leading provider of satellite-based connectivity and media to fast-growing, global mobility markets across air, land and sea. Global Eagle offers a fully integrated suite of rich media content and seamless connectivity solutions that cover the globe. As of September 30, 2017, its business was comprised of two operating segments: Media & Content and Connectivity, with the Connectivity segment encompassing the operations of the former Aviation Connectivity and Maritime & Land Connectivity segments as historically presented in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2017. See Note 13. Segment Information for further discussion on the Company’s reportable segments.

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

Media & Content

The Media & Content operating segment curates, manages, provides post-production and distributes wholly-owned and licensed media content, video and music programming, advertising, applications and video games to the airline, maritime and other “away from home” non-theatrical markets.

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

The former Maritime & Land Connectivity operating segment commenced its operations following the closing of the EMC Acquisition. As described above in this Note, this former segment became part of our Connectivity segment in the second quarter of 2017.

Note 2.    Basis of Presentation and Summary of Significant Accounting Policies

The following is a summary of the significant accounting policies consistently applied in the preparation of the accompanying condensed consolidated financial statements.

Basis of Presentation

The accompanying interim condensed consolidated balance sheet as of September 30, 2017, the condensed consolidated statements of operations and the condensed consolidated statements of comprehensive income (loss) for the three and nine months ended September 30, 2017 and 2016, the condensed consolidated statements of cash flows for the nine months ended September 30, 2017 and 2016, and the condensed consolidated statement of stockholders' equity for the nine months ended September 30, 2017, are unaudited.

In the opinion of the Company's management, the unaudited interim condensed consolidated financial statements have been prepared on the same basis as the Company's audited consolidated financial statements for the year ended

December 31, 2016, and include all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of the Company's condensed consolidated balance sheet as of September 30, 2017, its condensed consolidated statements of operations for the three and nine months ended September 30, 2017 and 2016 and its condensed consolidated statements of cash flows for the nine months ended September 30, 2017 and 2016. The results for the three and nine months ended September 30, 2017 are not necessarily indicative of the results expected for the full 2017 year. The consolidated balance sheet as of December 31, 2016 has been derived from the Company's audited financial statements included in the Company's Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission ("SEC") on November 17, 2017 (the "2016 Form 10-K").

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

These financial statements have been prepared on the basis of the Company having sufficient liquidity to fund its operations for at least the next twelve months from the issuance of these consolidated financial statements in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification Topic 205-40 (“ASC Topic 205-40”), Presentation of Financial Statements—Going Concern. The Company’s principal sources of liquidity have historically been its debt and equity issuances and its cash and cash equivalents (which cash and cash equivalents amounted to $50.8 million as of December 31, 2017, $58.0 million as of September 30, 2017 and $50.7 million as of December 31, 2016). The Company’s internal plans and forecasts indicate that it will have sufficient liquidity to continue to fund its business and operations for at least the next twelve months in accordance with ASC Topic 205-40.

The assessment by the Company’s management that the Company will have sufficient liquidity to continue as a going concern is based on underlying estimates and assumptions, including that the Company: (i) remains in compliance with SEC public-reporting rules and regulations; (ii) services its indebtedness and complies with the covenants (including the financial reporting covenants) in the agreements governing its indebtedness; and (iii) remains listed on The Nasdaq Stock Market (“Nasdaq”). Under the terms of its credit agreement (as modified) and waivers related thereto, the Company was required to furnish its Quarterly Reports on Form 10-Q for the quarters ended March 31, June 30 and September 30, 2017 to its lenders on or before January 31, 2018. In addition, under the terms of an extension that Nasdaq granted the Company, the Company was required to file these Quarterly Reports on or before January 31, 2018. Upon filing this Form 10-Q and the Quarterly Reports on Form 10-Q for the quarters ended March 31, 2017 and June 30, 2017, the Company has regained compliance with its SEC periodic reporting obligations, met the requirements of its credit-agreement waivers, and has satisfied the terms of its Nasdaq extension, subject to Nasdaq confirmation of the same (which the Company expects to receive in the next several days following its filing of this Form 10-Q).

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

As of September 30, 2017 and December 31, 2016, the Company had restricted cash of $1.0 million and $18.0 million, respectively. During the nine months ended September 30, 2017, the Company released $17.1 million of cash from restrictions. Of this amount, $16.0 million was being held in an escrow account and related to EMC’s acquisition of Maritime Telecommunications Network (“MTN”) (which EMC consummated prior to the Company’s acquisition of EMC), of which $15.5 million was released to the former stockholders of MTN in June 2017 and the remaining $0.6 million was returned to the Company. The release of the funds to the former MTN stockholders has been classified as a significant non-cash investing activity in the Condensed Consolidated Statement of Cash Flows. The remaining $1.1 million related to the release of letters of credit.

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

In addition, for the quarter ended March 31, 2017, the Company identified a triggering event due to a significant decline in the market capitalization of the Company. Accordingly, the Company assessed the fair value of its three reporting units as of March 31, 2017 and as a result the Company recorded an additional goodwill impairment charge of $78.0 million related to its Maritime & Land Connectivity reporting unit. This additional impairment was primarily due to lower than expected financial results of the reporting unit during the three months ended March 31, 2017 due to delays in new maritime installations, slower than originally estimated execution of EMC Acquisition-related synergies and other events that occurred in the first quarter of 2017. Given these indicators,the Company determined, at that time, that there was a higher degree of uncertainty in achieving its financial projections for this unit and as such, increased its discount rate, which reduced the fair value of the unit. Subsequent to this, no further impairment was recorded during the nine months ended September 30, 2017.

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

On a periodic basis, the Company assesses whether there are any indicators that the value of its investments may be impaired, in accordance with FASB Accounting Standards Codification (“ASC”) 323, Investment—Equity Method and Joint Ventures. When circumstances indicate there may have been a reduction in the value of an equity method investment, we evaluate the equity method investment and any advances made for impairment by estimating our ability to recover our investment from future expected cash flows. If we determine the loss in value is other than temporary, we recognize an impairment charge to reflect the equity investment and any advances made at fair value. We did not identify any such circumstances during the three or nine months ended September 30, 2017.

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

The following tables summarize our financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2017 and December 31, 2016, respectively (dollar values in thousands, other than per-share values):

	September 30, 2017	Quotes Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Liabilities:
Earn-out liability (1)	$284	$—	$—	$284
Liability Warrants (2)	111	—	—	111
Contingently issuable shares (3)	2,196	—	—	2,196
Total	$2,591	$—	$—	$2,591

	December 31, 2016	Quotes Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Liabilities:
Earn-out liability (1)	$1,987	$—	$—	$1,987
Liability Warrants (2)	433	—	—	433
Contingently issuable shares (3)	4,545	—	—	4,545
Total	$6,965	$—	$—	$6,965

(1)	Represents aggregate earn-out liabilities for the Company’s acquisitions of WOI, RMG, navAero and masFlight assumed in business combinations for the year ended December 31, 2015.

(2)	Includes 6,173,228 Public SPAC Warrants outstanding at September 30, 2017 and December 31, 2016.

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

Public SPAC Warrants. Through the quarter ended September 30, 2016, the fair value of the outstanding Public SPAC Warrants issued in the Company’s initial public offering in 2011 (which were recorded as derivative warrant liabilities)was determined by the Company using the quoted market prices for the Public SPAC Warrants traded over the counter. During the quarter ended December 31, 2016, the Company determined that there was a significant decrease in transaction volume and level of trading activity for the Public SPAC Warrants. As a result, the Company transferred the Public SPAC Warrants from Level 1 to Level 3 of the valuation hierarchy and determined the fair value using the Black-Scholes option pricing model at the end of the reporting period. For the three and nine months ended September 30, 2017, due to the change in the fair value of these warrants, the Company recorded expense of $0.1 million and $0.3 million, respectively. The Public SPAC Warrants are included in Accounts Payable and Accrued Liabilities on the Condensed Consolidated Balance Sheets. The change in value of these Public SPAC warrants is included in Change in fair value of derivatives in the Condensed Consolidated Statements of Operations.

The following table presents the fair value roll-forward reconciliation of Level 3 assets and liabilities measured at fair value basis for the nine months ended September 30, 2017 (in thousands):

	Liability Warrants	Contingently Issuable Shares	Earn-Out Liabilities
Balance as of December 31, 2016	$433	$4,545	$1,987
Change in value	(322)	(2,349)	64
Payments		$—	$(1,767)
Balance as of September 30, 2017	$111	$2,196	$284

The following table shows the carrying amounts and the fair values of our long-term debt in the condensed consolidated financial statements at September 30, 2017 and December 31, 2016, respectively (in thousands, except as stated in footnote 2 to the table below):

	September 30, 2017		December 31, 2016
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Senior secured first lien term loan facility, due July 2021 (*)(1)	—	—	$256,004	$260,020
Senior secured revolving credit facility, due July 2020 (*)(1)	—	—	53,891	52,932
Senior secured second lien term loan facility, due July 2022 (*)(1)	—	—	88,082	88,780
Senior secured term loan facility, due January 2023 (+)(1)	$464,864	$483,875	—	—
Senior secured revolving credit facility, due January 2022 (+)(1)	78,000	78,000	—	—
2.75% convertible senior notes due 2035 (1) (2)	69,544	53,724	69,024	67,444
Other debt (3)	2,669	2,669	3,299	3,299

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

(2)
The fair value of the 2.75% convertible senior notes due 2035 is exclusive of the conversion feature therein, which was originally allocated for reporting purposes at $13.0 million, and is included in the condensed consolidated balance sheets within “Additional paid-in capital” (see Note 11. Common Stock, Stock-Based Awards and Warrants). The principal amount outstanding of the 2.75% convertible senior notes due 2035 was $82.5 million as of September 30, 2017, and the carrying amounts in the foregoing table reflect this outstanding principal amount net of debt issuance costs and discount associated with the equity component.

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

In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 781), Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”), which amends and simplifies the accounting for share-based payment awards in three areas; (1) income tax consequences, (2) classification of awards as either equity or liabilities, and (3) classification on the statement of cash flows. ASU 2016-09 is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. We adopted this standard effective January 1, 2017. The adoption of this standard resulted in a cumulative-effect adjustment of $0.3 million to accumulated deficit and additional paid-in capital, which we recorded in our Q1 Form 10-Q.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which will supersede nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of the guidance is that an entity should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which we expect to be entitled in exchange for those goods or services. Further, the guidance requires improved disclosures to help users of financial statements better understand the nature, amount, timing and uncertainty of revenue that is recognized. The original effective date for ASU 2014-09 would have required us to adopt this standard beginning in the first quarter of 2017. In July 2015, the FASB voted to amend ASU 2014-09 by approving a one year deferral of the effective date as well as providing the option to early adopt the standard on the original effective date. Accordingly, the Company will adopt the standard effective the first quarter of 2018.

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

Note 3. Business Combinations

2017 Acquisitions

The Company did not consummate any acquisitions or business combinations during the nine months ended September 30, 2017.

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

The following is a summary of the purchase price allocation to the estimated fair values of the identifiable assets acquired and the liabilities assumed at the EMC Acquisition date (dollars in thousands):

	Weighted Average Useful Life (Years)(2)	Final
Cash and cash equivalents		$8,208
Restricted cash		16,257
Other current assets		60,625
Property, plant and equipment		82,220
Equity method investments (1)		152,700
Intangible assets:
Completed technology	3.4	18,500
Customer relationships	8.0	47,700
Backlog	3.0	18,300
Trademarks	5.0	1,000
Other non-current assets		2,321
Accounts payable and accrued liabilities		(68,864)
Debt, including current		(371,990)
Deferred tax liabilities, net		(71,954)
Unfavorable vendor contracts, including current		(13,500)
Deferred revenue, including current		(4,602)
Other non-current liabilities		(9,479)
Fair value of net assets acquired		(132,558)
Consideration transferred (3)		165,039
Goodwill		$298,847

(1)	Represents 49% investments in WMS and Santander.

(2)	The weighted average useful life in total is 5.9 years.

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

For the nine months ended September 30, 2016, $0.8 million of transaction costs related to the EMC Acquisition, primarily consisting of legal and advisory fees, were classified as general and administrative in the Condensed Consolidated Statements of Operations. The Company did not incur any transaction costs during the nine months ended September 30, 2017.

The following unaudited pro forma summary presents consolidated information of EMC for the three and nine months ended September 30, 2016 assuming the EMC Acquisition had occurred on January 1, 2016. The most significant pro forma adjustments were to reflect the (net of tax) impact of: (i) amortization expenses related to intangibles; and (ii) interest expense on the then existing EMC indebtedness (taking into account the fair value adjustment to the debt as of the date of the EMC Acquisition).

The unaudited pro forma financial information is an estimate for informational purposes only and does not reflect the actual results on the Company’s operations had the EMC Acquisition been consummated on January 1, 2016. These pro forma amounts are not designed to represent the future expected financial results of the Company.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	Actual	Pro forma	Actual	Pro forma
Revenue	$151,537	$161,027	$459,871	$477,885
Net loss	(52,968)	(22,080)	(222,708)	(89,793)

Note 4.    Property, Plant and Equipment, net

Property, plant and equipment, net consisted of the following (in thousands):

	September 30, 2017	December 31, 2016
Leasehold improvements	$6,667	$5,737
Furniture and fixtures	2,094	1,332
Equipment	130,223	86,339
Computer equipment	10,019	8,002
Computer software	24,069	18,207
Automobiles	313	325
Buildings	6,744	7,039
Albatross (aircraft)	447	425
Satellite transponder	76,433	62,131
Construction in-progress	5,678	8,380
Total property, plant and equipment	$262,687	$197,917
Accumulated depreciation	(61,793)	(31,868)
Property, plant and equipment, net	$200,894	$166,049

    Depreciation expense, including software amortization expense, by classification consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Cost of sales	$7,666	$3,125	$21,259	$5,523
Sales and marketing	703	420	2,165	1,133
Product development	1,687	399	2,838	1,453
General and administrative	1,954	2,231	7,260	4,773
Total depreciation expense	$12,010	$6,175	$33,522	$12,882

Note 5.    Goodwill

The changes in the carrying amount of goodwill by reporting unit were as follows (in thousands):

	Aviation Connectivity	Maritime & Land Connectivity	Media & Content	Total
Balance as of December 31, 2016, gross	$98,037	$210,380	$83,419	$391,836
Accumulated impairment loss	—	(64,000)	—	(64,000)
Balance at December 31, 2016, net	98,037	146,380	83,419	327,836
Impairment loss	—	(78,000)	—	(78,000)
Settlement received related to acquisition	—	(1,250)	—	(1,250)
Foreign currency translation adjustments	—	—	107	107
Balance as of September 30, 2017, net	$98,037	$67,130	$83,526	$248,693

Balance as of September 30, 2017:
Gross carrying amount	$98,037	$209,130	$83,526	$390,693
Accumulated impairment loss	—	(142,000)	—	(142,000)
Balance at September 30, 2017, net	$98,037	$67,130	$83,526	$248,693

As of March 31, 2017, we assessed our goodwill for impairment and identified a triggering event due to a significant decline in the market capitalization of the Company. Accordingly, the Company assessed the fair value of its three reporting units as of March 31, 2017 and as a result the Company recorded an additional goodwill impairment charge of $78.0 million related to its Maritime & Land Connectivity reporting unit. This additional impairment was primarily due to lower than expected financial results of the reporting unit during the three months ended March 31, 2017 due to delays in new maritime installations, slower than originally estimated execution of EMC Acquisition-related synergies and other events that occurred in the first quarter of 2017. The Company determined that there was a higher degree of uncertainty in achieving its financial projections for this unit and as such, increased its discount rate, which reduced the fair value of the unit. We did not record any further impairment of goodwill during the second or third quarters of 2017. As of September 30, 2017 our Maritime & Land reporting unit, which is included in our Connectivity segment, had negative carrying amounts of assets. As of September 30, 2017, remaining goodwill allocated to this reporting unit was $67.1 million.

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

Intangible assets, net consisted of the following (dollars in thousands):

		September 30, 2017
	Weighted Average Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Existing technology - software	4.8	$43,019	$17,615	$25,404
Existing technology - games	5.0	12,331	11,509	822
Developed technology	8.0	7,317	3,659	3,658
Customer relationships	7.9	170,716	79,248	91,468
Backlog	3.0	18,300	7,117	11,183
Other	4.5	3,702	2,500	1,202
Total		$255,385	$121,648	$133,737

		December 31, 2016
	Weighted Average Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Existing technology -- software	4.8	$43,019	$9,842	$33,177
Existing technology -- games	5.0	12,331	9,659	2,672
Developed technology	8.0	7,317	2,973	4,344
Customer relationships	7.9	170,716	61,579	109,137
Backlog	3.0	18,300	2,542	15,758
Other	4.5	3,702	2,070	1,632
Total		$255,385	$88,665	$166,720

We expect to record amortization of intangible assets as follows (in thousands):

Year ending December 31,	Amount
2017 (remaining three months)	$10,991
2018	38,486
2019	28,691
2020	22,307
2021	13,826
Thereafter	19,436
Total	$133,737

We recorded amortization expense of $11.0 million and $9.2 million for the three months ended September 30, 2017 and 2016, respectively, and $32.8 million and $24.1 million for the nine months ended September 30, 2017 and 2016, respectively.

Note 7.    Equity Method Investments

In connection with the EMC Acquisition, the Company acquired 49% equity interests in each of WMS and Santander (which interests EMC owned at the time of the EMC Acquisition). These investments are accounted for using the equity method of accounting, under which our results of operations include our share of the income of WMS and Santander in Income from equity method investments in our Condensed Consolidated Statements of Operations. Following is (1) the summarized balance sheet information for these equity method investments on an aggregated basis as of September 30, 2017 and December 31, 2016, and (2) results of operations information for these equity method investments on an aggregated basis for the three and nine months ended September 30, 2017 (in thousands):

	September 30, 2017	December 31, 2016
Current assets	$38,146	$30,837
Non-current assets	19,471	21,822
Current liabilities	17,273	20,455
Non-current liabilities	984	1,307

	Three Months Ended September 30, 2017	Nine Months Ended September 30, 2017
Revenue	$36,696	$104,141
Net income	6,658	17,636

The carrying values of the Company’s equity interests in WMS and Santander as of September 30, 2017 and December 31, 2016 were as follows (in thousands):

	September 30, 2017	December 31, 2016
Carrying value in WMS	$153,352	$154,614
Carrying value in Santander	2,026	1,913

As of September 30, 2017 there was an aggregate difference of $136.4 million between the carrying amounts of these investments and the amounts of underlying equity in net assets in these investments. The difference was determined by applying the acquisition method of accounting in connection with the EMC Acquisition and is being amortized ratably over the life of the related acquired intangible assets. The weighted-average life of the intangible assets at the time of the EMC Acquisition in total was 14.9 years.

Note 8.    Financing Arrangements

A summary of our outstanding indebtedness as of September 30, 2017 and December 31, 2016 is set forth below (in thousands):

	September 30, 2017	December 31, 2016
Senior secured term loan facility, due July 2021(1)	$—	$263,980
Senior secured revolving credit facility, due July 2020(1)	—	55,500
Senior secured term loan facility, due July 2022(1)	—	92,000
Senior secured term loan facility, due January 2023(2)	493,750	—
Senior secured revolving credit facility, due January 2022(2)	78,000	—
2.75% convertible senior notes due 2035(3)	82,500	82,500
Other debt	2,669	3,299
Unamortized bond discounts, fair value adjustments and issue costs, net	(41,842)	(26,979)
Total carrying value of debt	615,077	470,300
Less: current portion, net	(13,424)	(2,069)
Total non-current	$601,653	$468,231

(1)    In connection with the EMC Acquisition, the Company assumed legacy EMC credit-agreement indebtedness, including this facility. This legacy EMC indebtedness was subsequently replaced by the 2017 Credit Agreement (as described in Note 8. Financing Arrangements).
(2)    This facility is a component of the 2017 Credit Agreement.
(3)    The principal amount outstanding of the 2.75% convertible senior notes due 2035 as set forth in the foregoing table was $82.5 million as of September 30, 2017, and are not the carrying amounts of this indebtedness (i.e., outstanding principal amount net of debt issuance costs and discount associated with the equity component).

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

The 2017 Credit Agreement also provides for the issuance of letters of credit in the amount equal to the lesser of $15.0 million and the aggregate amount of the then-remaining revolving loan commitment. As of September 30, 2017, we had outstanding letters of credit of $5.9 million under the 2017 Credit Agreement.

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

The First October 2017 Amendment, Second October 2017 Amendment, November 2017 Extension and December 2017 Amendment amended these requirements as described below in Note 16. Subsequent Events.

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

The Company separated the Convertible Notes into liability and equity components. The carrying amount of the liability component of $69.5 million (as of September 30, 2017) was calculated by measuring the fair value of similar liabilities that do not have an associated convertible feature. The carrying amount of the equity component was calculated to be $13.0 million (as of September 30, 2017), and represents the conversion option which was determined by deducting the fair value of the liability component from the principal amount of the notes. This difference represents a debt discount that is amortized to interest expense over the term of the Convertible Notes. The equity component is not remeasured as long as it continues to meet the conditions for equity classification.

In accounting for the direct transaction costs (the “issuance costs”) related to the Convertible Notes, we allocated the total amount of issuance costs incurred to the liability and equity components based on their relative values. We recorded issuance costs of $1.8 million and $0.3 million to the liability and equity components, respectively. Issuance costs, including fees paid to the initial purchasers who acted as intermediaries in the placement of the Convertible Notes, attributable to the liability component are presented in the Condensed Consolidated Balance Sheets as a direct deduction from the carrying amount of the debt instrument and are amortized to interest expense over the term of the Convertible Notes in the Condensed Consolidated Statements of Operations. The issuance costs attributable to the equity component are netted with the equity component and included within Additional paid-in capital in the Condensed Consolidated Balance Sheets. Interest expense related to the amortization expense of the issuance costs associated with the liability component was not material during the three or nine months ended September 30, 2017.

As of September 30, 2017 and December 31, 2016, the outstanding principal on the Convertible Notes was $82.5 million, and the outstanding Convertible Notes balance, net of debt issuance costs and discount associated with the equity component, was $69.5 million and $69.0 million, respectively. Subsequent to March 31, 2017, we became non-compliant with our obligations under the Indenture relating to the delivery to the Indenture trustee of our 2016 annual financial statements and interim financial statements for the quarters ended March 31, June 30 and September 30, 2017 and such non-compliance constituted an Event of Default (as defined in the Indenture) under the Indenture. As a result, immediately after the occurrence of the Event of Default and through such time as the noncompliance was continuing, we incurred additional interest on the Convertible Notes at a rate equal to (i) 0.25% per annum of the principal amount of the Convertible Notes outstanding for each day during the first 90 days after the occurrence of each Event of Default and (ii) 0.50% per annum of the principal amount of the Convertible Notes outstanding from the 91st day until the 180th day following the occurrence of each such Event of Default. (The Company cured its non-compliance relating to the delivery of the 2016 annual financial statements by filing its 2016 Form 10-K on November 17, 2017 and relating to the delivery of the March 31, June 30 and September 30, 2017 financial statements by filing the Q1 Form 10-Q and the Q2 Form 10-Q concurrently with the filing of this Form 10-Q.) However, the maximum additional interest was capped at 0.50% per annum irrespective of how many Events of Default are in existence at any time for our failure to deliver any required financial statements. The aggregate penalty interest incurred during this period of non-compliance was approximately $0.2 million.

On the 181st day after each Event of Default (such 181st date, the “Notes Acceleration Date”) the Convertible Notes will be immediately due and payable if the noncompliance is not cured or waived by such date and the noteholders elect to so accelerate. For the interim financial statements for the quarters ended March 31, June 30 and September 30, 2017, the Notes Acceleration Date would have occurred in February 2018, May 2018 and September 2018, respectively. As noted above, the Company cured the Events of Default relating to the delivery of the 2016 annual financial statements by filing its 2016 Form 10-K on November 17, 2017 and relating to the March 31, June 30 and September 30, 2017 financial statements by filing the Q1 Form 10-Q, the Q2 Form 10-Q and this Form 10-Q. As such, the noteholders will not have any right to elect to accelerate the Convertible Notes as a result of those Events of Default.

Other Debt

With the acquisition of Travel Entertainment Group Equity Limited and subsidiaries (“IFES”) on October 18, 2013, the Company assumed a $1.1 million mortgage maturing in October 2032 that bears interest at a rate equal to 1.75% per annum.

Interest is paid on a monthly basis. There was no accrued interest owing on the mortgage as of September 30, 2017 and December 31, 2016. As of September 30, 2017 and December 31, 2016, there was $0.7 million due on the principal amount of the mortgage.

In connection with the EMC Acquisition, the Company assumed approximately $1.1 million of capital lease obligations. The Company also entered into an additional $1.0 million capital lease obligation during 2016. These leases expire at various dates through 2020. As of September 30, 2017 and December 31, 2016, we had $1.9 million and $2.0 million of capital lease obligations, respectively, included in Other debt. Other debts also include an equipment financing arrangement totaling $0.4 million as of September 30, 2017, which is to mature in June 2019.

The aggregate contractual maturities of all borrowings due subsequent to September 30, 2017 are as follows (in thousands):

Years Ending December 31,	Amount
2017 (remaining three months)	$4,018
2018	13,180
2019	22,275
2020	25,135
2021	25,044
Thereafter	567,267
Total	$656,919

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

The following is a schedule of future minimum commitments under movie and IPTV arrangements as of September 30, 2017 (in thousands):

Years Ending December 31,	Amount
2017 (remaining three months)	$21,013
2018	34,988
2019	8,755
2020	1,409
2021	925
Thereafter	—
Total	$67,090

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

The following is a schedule of future minimum lease payments under operating leases as of September 30, 2017 (in thousands):

Years Ending December 31,	Amount
2017 (remaining three months)	$1,000
2018	4,209
2019	3,495
2020	2,506
2021	2,486
Thereafter	4,575
Total	$18,271

Total rent expense for the three months ended September 30, 2017 and 2016 was $1.6 million and $1.7 million, respectively. Total rent expense for the nine months ended September 30, 2017 and 2016 was $5.1 million and $4.0 million, respectively. We are responsible for certain operating expenses in connection with these leases.

Capital Leases

The Company leases certain computer software and equipment under capital leases that expire on various dates through 2020. The current portion and non-current portion of capital lease obligations are included in Current portion of long-term debt and Long-term debt, respectively, on the Condensed Consolidated Balance Sheets. As of September 30, 2017, future minimum lease payments under these capital leases were as follows (in thousands):

Year Ending December 31,	Amount
2017 (remaining three months)	$496
2018	622
2019	443
2020	371
Total minimum lease payments	1,932
Less: amount representing interest	(106)
Present value of net minimum lease payments	1,826
Less current portion	(907)
Capital lease obligation, non-current	$919

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

The following is a schedule of future minimum satellite costs as of September 30, 2017 (in thousands):

Years Ending December 31,	Amount
2017 (remaining three months)	$25,484
2018	85,655
2019	76,868
2020	54,326
2021	31,178
Thereafter	134,689
Total	$408,200

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

Through the acquisitions of WOI, RMG, masFlight and navAero in 2015, the Company agreed to future contingent earn-out obligations relating to future performance of those businesses. As of September 30, 2017 and December 31, 2016, the total liability was approximately $0.3 million and $2.0 million, respectively, with potential payouts on specified dates through 2020.

In the normal course of business, the Company enters into future purchase commitments with some of its connectivity vendors to secure future inventory for its airlines customers and the development pertaining to engineering and antenna projects. At September 30, 2017, the Company also had outstanding letters of credit in the amount of $7.1 million, of which $5.9 million issued under the letter of credit facility under the 2017 Credit Agreement. See Note 8. Financing Arrangements.

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

Due from WMS

In connection with the EMC Acquisition, the Company acquired a 49% equity interest in WMS. The Company accounts for its interest in WMS using the equity method and includes the Company’s share of WMS’s profits or losses in Income from equity method investments in the Condensed Consolidated Statements of Operations. During the three and nine months ended September 30, 2017 sales to WMS (for the Company’s services provided to WMS for WMS’s onboard cellular equipment) were approximately $0.2 million and $0.9 million, respectively, under the terms of the WMS operating agreement and an associated master services agreement with WMS. These sales are included in Revenue in the Condensed Consolidated Statements of Operations. As of September 30, 2017 and December 31, 2016, we had a balance due from WMS of $0.2 million and $0.1 million, respectively, included in Accounts receivable, net in the Condensed Consolidated Balance Sheets.

Due to Santander

Also in connection with the EMC Acquisition, the Company acquired a 49% equity interest in Santander. The Company accounts for its interest in Santander using the equity method and includes our share of Santander’s profits or losses in Income from equity method investments in the Condensed Consolidated Statements of Operations. As of September 30, 2017 and December 31, 2016 the Company owed Santander approximately $0.6 million and $0.8 million, respectively, which is included in Accounts payable and accrued liabilities in the Condensed Consolidated Balance Sheets for their teleport services and related network operations support services.

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

Subscription Receivable with a Former Employee

A former employee is party to a Secured Promissory Note dated July 15, 2011, pursuant to which the former employee agreed to pay the Company (as successor to Row 44, Inc., which is a Company subsidiary) a principal sum of approximately $0.4 million, plus interest thereon at a rate of 6% per annum. The former employee granted the Company a security interest in shares of Row 44 held by him (which Row 44 shares were subsequently converted into 223,893 shares of the Company’s common stock) to secure his obligations to repay the loan. As of September 30, 2017 and December 31, 2016, the balance of the note (with interest) was approximately $0.6 million, which is presented as a subscription receivable. We recognize interest income on the note when earned (using the simple interest method) but have not collected any interest payments since the origination of the note. Interest income recognized by the Company during the three and nine months September 30, 2017 and 2016 was not material. The Company makes ongoing assessments regarding the collectability of this note and the subscription receivable balance.

masFlight Earn-Out

In August 2015, the Company acquired masFlight for approximately $10.3 million in cash and $9.3 million in contingent consideration. A former executive of masFlight (Joshua Marks) is now an executive officer of the Company. As a portion of the contingent consideration is subject to future employment of certain employees of masFlight, such contingent consideration is recorded as compensation expense subsequent to the acquisition date. During the three and nine months ended September 30, 2017, we recognized compensation expense of less than $0.1 million relating to the masFlight contingent consideration. As of September 30, 2017, the remaining earn-out compensation liability was less than $0.1 million, the beneficiaries of which include Mr. Marks and other former masFlight equityholders. This compensation liability was terminated in August 2017 without any required payment by us relating thereto.
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

Stock Repurchase Program

In March 2016, the Company’s Board of Directors authorized a stock repurchase program under which the Company may repurchase up to $50.0 million of its common stock. Under the stock repurchase program, the Company may repurchase shares from time to time using a variety of methods, which may include open-market purchases and privately negotiated transactions. The extent to which the Company repurchases its shares, and the timing and manner of such repurchases, will depend upon a variety of factors, including market conditions, regulatory requirements and other corporate considerations, as determined by management. The Company measures all potential buybacks against other potential uses of capital that may arise from time to time. The repurchase program does not obligate the Company to repurchase any specific number of shares, and may be suspended or discontinued at any time. The Company expects to finance any purchases with existing cash on hand, cash from operations and potential additional borrowings. The Company did not repurchase any shares of its common stock during the nine months ended September 30, 2017 and 2016. As of September 30, 2017 the remaining authorization under the stock repurchase plan was $44.8 million.

Stock-Based Compensation Expense

Stock-based compensation expense related to all employee and, where applicable, non-employee stock-based awards for the three and nine months ended September 30, 2017 and 2016 was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Cost of services	$67	$75	$219	$225
Sales and marketing	4	150	310	429
Product development	154	250	490	743
General and administrative	933	3,324	2,981	6,664
Total	$1,158	$3,799	$4,000	$8,061

Warrants

Legacy Row 44 Warrants

In conjunction with the business combination with Row 44 and Advanced Inflight Alliance AG in January 31, 2013, the Company converted 21,062,500 Row 44 warrants into warrants to purchase up to 721,897 shares of the Company’s common stock. We refer to these warrants (which became warrants to purchase our common stock) as “Legacy Row 44 Warrants”.

During the nine months ended September 30, 2017 all remaining Legacy Row 44 Warrants expired.

Public SPAC Warrants

The following is a summary of Public SPAC Warrants outstanding and exercisable at September 30, 2017:

	Number of Warrants (in thousands)	Weighted Average Exercise price	Weighted Average Remaining Contractual Term (in years)
Outstanding and exercisable at September 30, 2017	6,173	$11.50	0.34

The Company accounted for its 6,173,228 Public SPAC Warrants as derivative liabilities as of September 30, 2017. During the three and nine months ended September 30, 2017 the Company recorded income of approximately $0.1 million and $0.3 million, respectively. During the three and nine months ended September 30, 2016 the Company recorded income of approximately $1.1 million and $17.8 million, respectively. This is recorded in the Condensed Consolidated Statement of Operations as a result of the remeasurement of these warrants at the respective balance sheet dates. As of September 30, 2017, the fair value of Public

SPAC Warrants issued by the Company was estimated using the Black-Scholes option pricing model. The Public SPAC Warrants have a five-year term that will expire on January 31, 2018. In the event the Company’s closing stock price is at or above $17.50 for twenty of thirty consecutive trading days, the Company can redeem the 6,173,228 Public SPAC Warrants for $0.01 per warrant following a 30-day notice period, during which period holders may exercise their warrants at $11.50 per share, with estimated proceeds of approximately $71.0 million, unless management decides, at its option, to make them exercisable on a cashless basis.

Warrant Repurchase Program

During the year ended December 31, 2014, the Board of Directors authorized the Company to repurchase Public SPAC Warrants for an aggregate purchase price, payable in cash and/or shares of common stock, of up to $25.0 million (inclusive of prior warrant purchases). In August 2015, the Board of Directors increased this amount by an additional $20.0 million. As of September 30, 2017, $16.7 million remained available for warrant repurchases under this Warrant Repurchase Program. The amount the Company spends (and the number of Public SPAC Warrants repurchased) varies based on a variety of factors, including the warrant price. The Company did not repurchase any warrants during the nine months ended September 30, 2017.

Note 12.    Income Taxes

The Company recorded an income tax provision of $4.2 million and an income tax benefit of $50.1 million for the three months ended September 30, 2017 and 2016, respectively, and an income tax provision of $11.0 million and an income tax benefit of $46.2 million for the nine months ended September 30, 2017 and 2016, respectively. In general, our effective rate differs from the federal income tax rate due to the effects of foreign tax rate differences, changes in unrecognized tax benefits, changes in valuation allowance, and deferred tax expense on amortization of indefinite-lived intangible assets. The income tax benefit for the nine months ended September 30, 2016 was primarily attributable to the release of valuation allowance due to deferred tax liabilities created in the EMC Acquisition of $53.9 million, offset by foreign income taxes of $4.8 million resulting from the foreign subsidiaries' contribution to pretax income, withholding taxes of $2.7 million and effects of permanent differences.

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

As of September 30, 2017 and December 31, 2016, the liability for income taxes associated with uncertain tax positions was $11.9 million and $11.0 million, respectively. The net increase in the liability during 2017 was primarily attributable to reserves for tax positions taken by one of the Company’s Canadian subsidiaries. As of September 30, 2017 and December 31, 2016, the Company had accrued $7.9 million and $6.1 million, respectively, of interest and penalties related to uncertain tax positions.

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

The following table summarizes revenue and gross margin by reportable unit for the three and nine months ended September 30, 2017 and 2016 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenue:
Media & Content
Licensing and services	$71,348	$79,014	$222,294	$241,330
Connectivity
Services	72,262	59,231	211,106	110,625
Equipment	7,927	8,664	26,471	21,036
Total connectivity	80,189	67,895	237,577	131,661
Total revenue	$151,537	$146,909	$459,871	$372,991
Gross margin:
Media & Content	$18,422	$25,882	$58,418	$79,622
Connectivity	20,164	17,679	59,873	38,167
Total gross margin	38,586	43,561	118,291	117,789
Other operating expenses	71,080	71,745	278,303	192,769
Loss from operations	$(32,494)	$(28,184)	$(160,012)	$(74,980)

The Company’s total assets by segment were as follows (in thousands):

	September 30, 2017	December 31, 2016
Segment Assets:
Media & Content	$371,894	$391,669
Connectivity	604,486	690,463
Total segment assets	976,380	1,082,132
Corporate assets	15,916	17,303
Total assets	$992,296	$1,099,435

Note 14.    Concentrations

Concentrations of Credit and Business Risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash and cash equivalents and accounts receivable.

At September 30, 2017 and 2016, the Company’s cash and cash equivalents were maintained primarily with major U.S. financial institutions and foreign banks. Deposits with these institutions at times exceed the federally insured limits, which potentially subjects the Company to concentration of credit risk. The Company has not historically experienced any losses related to these balances and believes that there is minimal risk. Of our cash and cash equivalents as of September 30, 2017, approximately $21.9 million was held by our foreign subsidiaries. If these funds were repatriated for use in our U.S. operations, we may be required to pay income taxes in the U.S. on the repatriated amount at the tax rates then in effect, reducing the net cash proceeds to us after repatriation. In the event we elect to repatriate any of these funds we believe we have sufficient net operating losses for the foreseeable future to offset any repatriated income. As a result, we do not expect any such repatriation would create a tax liability in the U.S. or have a material impact on our effective tax rate.

Customer Concentration

A substantial portion of our revenue is generated through arrangements with Southwest Airlines, Inc. (“Southwest Airlines”). For the nine months ended September 30, 2017 and 2016, the percentage of revenue generated through this customer was as follows:

	Nine Months Ended September 30,
	2017	2016
Southwest Airlines as a percentage of total revenue	19%	22%
Southwest Airlines as a percentage of Connectivity revenue	36%	63%

No other customer accounted for greater than 10% of total revenue for the periods presented. Accounts receivable from Southwest Airlines represented 13% and 12% of the total accounts receivable as of September 30, 2017 and December 31, 2016, respectively.

Note 15.    Net (Loss) Income Per Share

Basic (loss) income per share (“EPS”) is computed using the weighted-average number of common shares outstanding during the period. Diluted loss per share is computed using the weighted-average number of common shares and the dilutive effect of contingent shares outstanding during the period. Potentially dilutive contingent shares, which consist of stock options, restricted stock units (including performance stock units), liability warrants, warrants issued to third parties and accounted for as equity instruments convertible senior notes and contingently issuable shares, have been excluded from the diluted loss per share calculation when the effect of including such shares is anti-dilutive. As illustrated in the table below, the change in the fair value of the Company’s warrants and contingently issuable shares, which are assumed to be converted into the Company’s common stock upon exercise, are adjusted to net income for purposes of computing dilutive loss per share for the three and nine months ended September 30, 2017. Common stock to be issued upon the exercise of warrant instruments classified as a liability is included in the calculation of diluted loss per share when dilutive.

The following table sets forth the computation of basic and diluted net loss per share of common stock (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net (loss) income (numerator):
Net (loss) income – basic and diluted	$(52,968)	$19,354	$(222,708)	$(21,218)

Shares (denominator):
Weighted-average shares – basic	89,194	82,874	86,710	79,892
Weighted-average shares – diluted	89,194	85,081	86,710	79,892

Net (loss) income per share - basic	$(0.59)	$0.23	$(2.57)	$(0.27)
Net (loss) income per share - diluted	$(0.59)	$0.23	$(2.57)	$(0.27)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net loss (numerator):
Net (loss) income	$(52,968)	$19,354	$(222,708)	$(21,218)
Net (loss) income for dilutive EPS	$(52,968)	$19,354	$(222,708)	$(21,218)

Shares (Denominator):
Weighted average common shares outstanding - basic	89,194	82,874	86,710	79,892
Dilutive effect of stock options and warrants	—	88	—	—
Effect of assumed exercise of liability contracts settleable in stock	—	2,119	—	—
Weighted average common shares outstanding - diluted	89,194	85,081	86,710	79,892

Net (loss) income per share
Basic	$(0.59)	$0.23	$(2.57)	$(0.27)
Diluted	$(0.59)	$0.23	$(2.57)	$(0.27)

The following weighted average common equivalent shares are excluded from the calculation of the Company’s net loss per share as their inclusion would have been anti-dilutive (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Employee stock options	5,686	6,600	6,133	6,076
Restricted stock units	1,143	147	1,458	253
Equity warrants (1)	—	1,163	471	1,163
Public SPAC Warrants (2)	6,173	6,173	6,173	6,173
2.75% convertible senior notes due 2035	4,447	4,447	4,447	4,447
EMC deferred consideration (3)	1,439	—	3,737	503
Contingently issuable shares (4)	900	509	900	171

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

Note 16.    Subsequent Events

The following events have occurred subsequent to September 30, 2017 through the date of filing of this Form 10-Q.

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

The Company agreed to pay to the lenders consenting to the December 2017 Amendment a fee equal to 0.05% of the aggregate principal amount of the Revolving Credit Commitments and Term Loans held by such lenders as of December 22, 2017. This fee totaled approximately $0.2 million.

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

Overview of the Company

Global Eagle is a leading provider of satellite-based connectivity and media to fast-growing, global mobility markets across air, sea and land. Our principal operations and decision-making functions are located in North America and Europe. Following the acquisition of Emerging Markets Communication (“EMC”) in July 2016 (the “EMC Acquisition”), we managed and reported our businesses in three operating segments: Media & Content, Aviation Connectivity and Maritime & Land Connectivity. Our chief operating decision maker (“CODM”) regularly reviews our operating results by our operating segments, principally to make decisions about how we allocate our resources and to measure our segment and consolidated operating performance. During the second quarter of 2017, following changes in our senior management (including our CODM) and organizational changes across our business, we reorganized our business into two operating segments: Media & Content and Connectivity. Our CODM determined this was appropriate based on the similarities and synergies between our former Aviation Connectivity and Maritime & Land Connectivity segments relating to satellite bandwidth and equipment used in such businesses as well as on our restructured reporting lines across all of our business departments. This Form 10-Q, which speaks as of September 30, 2017, unless otherwise indicated, presents our business as two operating segments, which are also our reportable segments. See the Introductory Note at the beginning of this Form 10-Q and Note 13. Segment Information for a further discussion of our operating segments and our changes thereto in the second quarter of 2017.

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

For the nine months ended September 30, 2017 and 2016, we reported revenue of $459.9 million and $373.0 million, respectively. For the nine months ended September 30, 2017 and 2016, our Media & Content and Connectivity segments accounted for 48% and 52% of our total revenue, respectively. For the nine months ended September 30, 2017 and 2016, one airline customer, Southwest Airlines, Inc. (“Southwest Airlines”), accounted for 19% and 22%, respectively, of our total revenue.

Recent Developments

The following are developments with respect to our business and operations since July 1, 2017 through the date of filing of this Form 10-Q:

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

Payment of EMC Deferred Consideration

On July 27, 2017, the Company elected to settle the EMC deferred consideration in shares of common stock, and issued 5,080,049 shares of its common stock to the EMC seller in satisfaction thereof and in accordance with the EMC purchase agreement. See Note 3. Business Combinations for a description of this deferred consideration.

Nasdaq Listing

Upon the filing of this Form 10-Q (and the Quarterly Reports on Form 10-Q for the quarters ended March 31, 2017 and June 30, 2017 filed concurrently herewith), we believe we have regained compliance with the continued listing requirements of Nasdaq and the terms of an extension that Nasdaq previously granted us to retain that compliance (subject to our receiving confirmation of the same from Nasdaq, which we expect to receive in the next several days following the filing of this Form 10-Q). However, if we are unable to timely file our periodic SEC reports in the future, then Nasdaq may again initiate delisting proceedings against us. Further, if our common stock ceases to be listed on Nasdaq, this would constitute a “fundamental change” under the indenture governing our outstanding 2.75% convertible senior notes due 2035, and the holders of such notes would have the right to require us to repurchase (in cash) all or a portion of their notes at a repurchase price equal to 100% of the principal amount of our convertible notes that they tender for our repurchase.

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

Our Connectivity segment is significantly dependent on satellite-capacity providers for satellite bandwidth and certain equipment and servers required to deliver the satellite stream, rack space at the supplier's data centers to house the equipment and servers and network operations service support. Through the EMC Acquisition, we expanded the number of our major suppliers of satellite capacity and became a party to an agreement with Intelsat S.A. We also purchase radomes, satellite antenna systems and rings from key suppliers. Any interruption in supply from these important vendors could have a material impact on our ability to sell equipment and/or provide connectivity services to our customers.

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

Our cost of sales, the largest component of our operating expenses, varies from period to period, particularly as a percentage of revenue, based upon the mix of the underlying equipment and service revenue that we generate. Cost of sales also varies period to period as we acquire new customers and to accommodate the growth of our Connectivity segment. During 2016 and the first nine months of 2017, we continued to increase our investment in satellite capacity over North America and the Middle East to facilitate the growth of our existing and new connectivity customer base, which included purchases of satellite transponders. Depending on the timing of our satellite expenditures, our cost of sales as a percentage of our revenue may fluctuate from period to period.

For the nine months ended September 30, 2017, 36% of our Connectivity segment’s revenue was derived from Southwest Airlines. In December 2016, we entered into a new contract with Southwest Airlines that extends the term of services through 2025 and includes a commitment for live television services. We have continued to install our connectivity systems on additional Southwest Airlines aircraft. Under the new contract, we committed to deploy increased service capacity (and our patented technology) to deliver a significantly enhanced passenger experience. Starting July 1, 2017, we transitioned to a “monthly recurring charge” revenue model that provides us with long-term revenue visibility. The new contract also provides for additional rate cards for ancillary services and the adoption of a fleet management plan.

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

Critical Accounting Policies

The preparation of our condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the notes to the financial statements. Some of those judgments can be subjective and complex, and therefore, actual results could differ materially from those estimates under different assumptions or conditions. A summary of our critical accounting policies is presented in Part II, Item 7, of our 2016 Form 10-K. There were no material changes to our critical accounting policies during the nine months ended September 30, 2017.

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

Unaudited Condensed Consolidated Statement of Operations Data (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenue	$151,537	$146,909	$459,871	$372,991
Operating expenses:
Cost of sales	112,951	103,348	341,580	255,202
Sales and marketing	9,332	8,390	30,376	19,553
Product development	11,328	7,916	26,921	25,078
General and administrative	39,129	44,728	109,372	82,395
Provision for legal settlements	310	1,545	785	41,688
Amortization of intangible assets	10,981	9,166	32,849	24,055
Goodwill impairment	—	—	78,000	—
Total operating expenses	184,031	175,093	619,883	447,971
Loss from operations	(32,494)	(28,184)	(160,012)	(74,980)
Other income (expense)	(16,321)	(2,525)	(51,703)	7,595
Loss before income taxes	(48,815)	(30,709)	(211,715)	(67,385)
Provision (benefit) for income taxes	4,153	(50,063)	10,993	(46,167)
Net (loss) income	$(52,968)	$19,354	$(222,708)	$(21,218)

The following table provides, for the periods presented, the depreciation expense included in the above line items (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Cost of sales	$7,666	$3,125	$21,259	$5,523
Sales and marketing	703	420	2,165	1,133
Product development	1,687	399	2,838	1,453
General and administrative	1,954	2,231	7,260	4,773
Total	$12,010	$6,175	$33,522	$12,882

The following table provides, for the periods presented, the stock-based compensation expense included in the above line items (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Cost of sales	$67	$75	$219	$225
Sales and marketing	4	150	310	429
Product development	154	250	490	743
General and administrative	933	3,324	2,981	6,664
Total	$1,158	$3,799	$4,000	$8,061

The following table provides, for the periods presented, our results of operations, as a percentage of revenue, for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenue	100%	100%	100%	100%
Operating expenses:
Cost of sales	75%	70%	74%	68%
Sales and marketing	6%	6%	7%	5%
Product development	7%	5%	6%	7%
General and administrative	26%	30%	24%	22%
Provision for legal settlements	—%	1%	—%	11%
Amortization of intangible assets	7%	6%	7%	6%
Goodwill impairment	—%	—%	17%	—%
Total operating expenses	121%	119%	135%	120%
Loss from operations	(21)%	(19)%	(35)%	(20)%
Other income (expense)	(11)%	(2)%	(11)%	2%
Loss before income taxes	(32)%	(21)%	(46)%	(18)%
Provision (benefit) for income taxes	3%	(34)%	2%	(12)%
Net loss	(35)%	13%	(48)%	(6)%

Three Months Ended September 30, 2017 and 2016

Operating Segments

Segment revenue, expenses and contribution profit for the three months ended September 30, 2017 and 2016 derived from our Media & Content and Connectivity segments were as follows (in thousands):

	Three Months Ended September 30,
	2017	2016
Revenue:
Media & Content
Licensing and services	$71,348	$79,014
Connectivity
Services	72,262	59,231
Equipment	7,927	8,664
Total	80,189	67,895
Total revenue	$151,537	$146,909
Gross Margin:
Media & Content	$18,422	25,882
Connectivity	20,164	17,679
Total Gross Margin	38,586	43,561
Other operating expenses	71,080	71,745
Loss from operations	$(32,494)	$(28,184)

Revenue

Media & Content

Media & Content operating segment revenue for the three months ended September 30, 2017 and 2016 was as follows (in thousands):

	Three Months Ended September 30,
	2017	2016	Change
Licensing and services	$71,348	$79,014	(11)%

Media & Content Licensing and Services Revenue

Media & Content licensing and services revenue decreased $7.7 million, or 11%, to $71.3 million for the three months ended September 30, 2017, as compared to $79.0 million for the three months ended September 30, 2016. The decrease was primarily due to the loss of a customer in 2016 following a legal dispute relating to music-licensing liabilities, a decline in content service production revenues and games offset by revenue growth in advertising.

Connectivity

Connectivity operating segment revenue for the three months ended September 30, 2017 and 2016 was as follows (in thousands):

	Three Months Ended September 30,
	2017	2016	Change
Services	72,262	$59,231	22%
Equipment	7,927	8,664	(9)%
Total	$80,189	$67,895	18%

Connectivity Service Revenue

Services revenue from our Connectivity operating segment increased $13.0 million, or 22%, to $72.3 million for the three months ended September 30, 2017, as compared to $59.2 million for the three months ended September 30, 2016. The increase was primarily as a result of the full quarter impact of the EMC Acquisition, which we consummated in late July 2016, resulting in an additional $14.5 million of Connectivity services revenue being recorded in the three months ended September 30, 2017 when compared to 2016. This was offset by a decrease of $1.5 million as a result of the transition to a monthly recurring charge revenue model with our two largest Connectivity customers.

Connectivity Equipment Revenue

Equipment revenue from our Connectivity segment decreased $0.7 million, or 9%, to $7.9 million for the three months ended September 30, 2017, as compared to $8.7 million for the three months ended September 30, 2016. The decrease was predominantly as a result of a decrease in the shipments of aviation equipment of $1.4 million as a result of the number of aircraft we installed during the quarter and a decline in our average revenue per shipset. This was partially offset by an increase in Equipment sales to our maritime and land customers of $0.6 million as a result of the timing of the consummation of the EMC Acquisition in July 2016.

Cost of Sales

Media & Content

Media & Content operating segment cost of sales for the three months ended September 30, 2017 and 2016 was as follows (in thousands):

	Three Months Ended September 30,
	2017	2016	Change
Licensing and services	52,926	53,132	—%

Media & Content cost of sales decreased $0.2 million, or less than 1%, to $52.9 million for the three months ended September 30, 2017, as compared to $53.1 million for the three months ended September 30, 2016. As a percentage of Media & Content revenue, cost of sales increased to 74% during the three months ended September 30, 2017, as compared to 67% for the three months ended September 30, 2016. The relatively higher cost of content (as percentage of revenue) was due to unfavorable content product mix in 2017 relative to 2016 because we were unable to optimize the usage of fixed cost content suppliers.

Connectivity

Connectivity operating segment cost of sales for the three months ended September 30, 2017 and 2016 was as follows (in thousands):

	Three Months Ended September 30,
	2017	2016	Change
Services	52,904	42,428	25%
Equipment	7,121	7,788	(9)%
Total	$60,025	$50,216	20%

Connectivity services cost of sales increased $10.5 million, or 25%, to $52.9 million for the three months ended September 30, 2017, as compared to $42.4 million for the three months ended September 30, 2016. The increase was predominantly as a result of the EMC Acquisition, consummated in July 2016, which contributed an additional $11.6 million of Connectivity services cost of sales during the three months ended September 30, 2017, as compared to the three months ended September 30, 2016. This was offset by a decrease in Connectivity services cost of sales of $1.1 million, which was driven by the comparable reduction in sales.

As a percentage of Connectivity service revenue, Connectivity service cost of sales remained relatively flat 73% for the three months ended September 30, 2017, as compared to 72% for the three months ended September 30, 2016.

Connectivity equipment cost of sales decreased $0.7 million, or 9%, to $7.1 million for the three months ended September 30, 2017, as compared to $7.8 million for the three months ended September 30, 2016. The decrease was predominantly a result of the corresponding decrease in Connectivity equipment revenue during the three months ended September 30, 2017.

Other Operating Expenses

Other operating expenses for the three months ended September 30, 2017 and 2016 were as follows (in thousands):

	Three Months Ended September 30,
	2017	2016	Change
Sales and marketing	$9,332	$8,390	11%
Product development	11,328	7,916	43%
General and administrative	39,129	44,728	(13)%
Provision for legal settlements	310	1,545	(80)%
Amortization of intangible assets	10,981	9,166	20%
Total	$71,080	$71,745	5%

Sales and Marketing

Sales and marketing expenses increased $0.9 million, or 11%, to $9.3 million for the three months ended September 30, 2017, as compared to $8.4 million for the three months ended September 30, 2016. The increase was due to the full quarter impact of the EMC Acquisition in three months ended September 30, 2017, as compared to approximately 2 months in the three months ended September 30, 2016.

Product Development

Product development expense increased $3.4 million, or 43%, to $11.3 million for the three months ended September 30, 2017 compared to $7.9 million for the three months ended September 30, 2016. The year-over-year increase was due to the EMC Acquisition, which contributed $1.0 million for the three months ended September 30, 2017 compared to $0.5 million for the three months ended September 30, 2016, along with increases of $1.7 million and $0.4 million in Connectivity and Content product development expenses, respectively. Connectivity-related expenses were related to implementation of new network technologies and antenna development expenses. The remainder of the difference was as a result of an increase in depreciation of $1.2 million offset by an $0.4 million decrease in external contractor costs.

General and Administrative

General and administrative costs decreased $5.6 million, or 13%, to $39.1 million during the three months ended September 30, 2017 compared to $44.7 million for the three months ended September 30, 2016. The timing of the EMC Acquisition accounted for a $2.0 million increase in general and administrative expenses which was offset by a decrease in professional services fees related to higher costs incurred in 2016 associated with the EMC Acquisition of $4.2 million. The remaining variance of $3.4 million was predominantly driven by the decrease in non-cash stock-based compensation.

Provision for Legal Settlements

The provision for legal settlements declined $1.2 million, or 80%, to $0.3 million during the three months ended September 30, 2017. The provision for the three months ended September 30, 2016 was primarily due to our music-rights-related litigations. See Note 9. Commitments and Contingencies for a description of our Sound-Recording Settlements.

Amortization of Intangible Assets

Amortization expense increased $1.8 million, or 20%, to $11.0 million during the three months ended September 30, 2017 as compared to $9.2 million for the three months ended September 30, 2016. The increase was due to the additional intangible assets acquired with the EMC Acquisition partially offset by lower amortization expense relating to previously acquired intangible assets from prior acquisitions becoming fully amortized.

Other Income (Expense)

Other income (expense) for the three months ended September 30, 2017 and 2016 was as follows (in thousands):

	Three Months Ended September 30,
	2017	2016	Change
Interest expense, net	$(18,164)	$(6,412)	183%
Income from equity method investments	1,770	2,065	(14)%
Change in fair value of derivatives	196	1,191	(84)%
Other (expense) income, net	(123)	631	(119)%
Total	$(16,321)	$(2,525)	546%

Other income (expense) resulted in an expense of $16.3 million for the three months ended September 30, 2017 compared to expense of $2.5 million for the three months ended September 30, 2016. The increase in expense is principally due to an increase in net interest expense of $11.8 million primarily as a result of the as a result of the acquisition of indebtedness with the EMC Acquisition. The remainder of the movement resulted from the recording of the change in fair value of our Public SPAC Warrants from $0.2 million of income recognized in the three months ended September 30, 2017 as compared to an income of $1.2 million along with an $0.3 million reduction in income from equity method investments and an increase in other expenses, net of $0.8 million.

Provision (benefit) for income taxes

The Company recorded an income tax provision of $4.2 million and an income tax benefit of $50.1 million for the three months ended September 30, 2017 and 2016, respectively. The income tax provision for the three months ended September 30, 2017 is primarily attributable to changes in foreign income taxes resulting from fluctuations in the foreign subsidiaries’ contribution to pretax income, withholding taxes and the effect of income and expense items that are not taxable or deductible, respectively, for tax purposes. The income tax benefit for the three months ended September 30, 2016 was primarily attributable to the release of valuation allowance due to deferred tax liabilities created in the EMC Acquisition.

Nine Months Ended September 30, 2017 and 2016

Operating Segments

Segment revenue, expenses and contribution profit for the nine months ended September 30, 2017 and 2016 derived from our Media & Content and Connectivity segments were as follows (in thousands):

	Nine Months Ended September 30,
	2017	2016
Revenue:
Media & Content
Licensing and services	$222,294	$241,330
Connectivity
Services	211,106	110,625
Equipment	26,471	21,036
Total	237,577	131,661
Total revenue	$459,871	$372,991
Gross Margin:
Media & Content	$58,418	79,622
Connectivity	59,873	38,167
Total gross margin	118,291	117,789
Other operating expenses	278,303	192,769
Loss from operations	$(160,012)	$(74,980)

Revenue

Media & Content

Media & Content operating segment revenue for the nine months ended September 30, 2017 and 2016 was as follows (in thousands):

	Nine Months Ended September 30,
	2017	2016	Change
Licensing and services	$222,294	$241,330	(8)%

Media & Content Licensing and Services Revenue

Media & Content licensing and services revenue decreased $19.0 million, or 8%, to $222.3 million for the nine months ended September 30, 2017 as compared to $241.3 million for the nine months ended September 30, 2016. The decrease was primarily due to the loss of a customer following a legal dispute relating to music-licensing liabilities in 2016, a decline in content service production revenues and games offset by revenue growth in advertising.
.

Connectivity

Connectivity operating segment revenue for the nine months ended September 30, 2017 and 2016 was as follows (in thousands):

	Nine Months Ended September 30,
	2017	2016	Change
Services	$211,106	$110,625	91%
Equipment	26,471	21,036	26%
Total	$237,577	$131,661	80%

Connectivity Service Revenue

Services revenue from our Connectivity operating segment increased $100.5 million, or 91%, to $211.1 million for the nine months ended September 30, 2017, as compared to for the nine months ended September 30, 2016. The increase was primarily as a result of the EMC Acquisition, which we consummated in July 2016, contributing $126.4 million of revenues in the nine months ended September 30, 2017 as compared to $30.7 million for the nine months ended September 30, 2016 due to the timing of the EMC Acquisition. The remainder of the increase of $4.8 million was the result of increased passenger usage of internet connectivity services. This increase was predominantly driven by an increase in the number of planes utilizing our Aviation Connectivity Services.

Connectivity Equipment Revenue

Equipment revenue from our Connectivity Segment increased $5.4 million, or 26%, to $26.5 million for the nine months ended September 30, 2017, as compared to $21.0 million for the nine months ended September 30, 2016. The EMC Acquisition contributed $1.2 million in revenue for the nine months ended September 30, 2016, as compared to our Maritime & Land business recording Equipment revenue of $6.6 million for the nine months ended September 30, 2017.

Cost of Sales

Media & Content

Media & Content operating segment cost of sales for the nine months ended September 30, 2017 and 2016 was as follows (in thousands):

	Nine Months Ended September 30,
	2017	2016	Change
Licensing and services	$163,876	$161,708	1%

Media & Content cost of sales increased $2.2 million, or 1%, to $163.9 million for the nine months ended September 30, 2017, as compared to $161.7 million for the nine months ended September 30, 2016. As a percentage of Media & Content revenue, cost of sales increased to 77% during the nine months ended September 30, 2017, as compared to 67% for the nine months ended September 30, 2016. The relatively higher cost of content (as percentage of revenue) was due to unfavorable content product mix in 2017 relative to 2016 because we were unable to optimize the usage of fixed cost content suppliers.

Connectivity

Connectivity operating segment cost of sales for the nine months ended September 30, 2017 and 2016 was as follows (in thousands):

	Nine Months Ended September 30,
	2017	2016	Change
Services	$153,748	$75,381	104%
Equipment	23,956	18,113	32%
Total	$177,704	$93,494	90%

Connectivity services cost of sales increased $78.4 million, or 104%, to $153.7 million for the nine months ended September 30, 2017, as compared to $75.4 million for the nine months ended September 30, 2016. The increase was predominantly as a result of the EMC Acquisition, consummated in July 2016, which contributed an additional $73.8 million year-over-year. The remaining increase of $4.6 million of Connectivity services cost of sales during the nine months ended September 30, 2017, as compared to the nine months ended September 30, 2016. This was offset by a decrease in Connectivity services cost of sales of $1.1 million, which was driven by the comparable reduction in sales.

As a percentage of Connectivity service revenue, Connectivity service cost of sales increased to 73% for the nine months ended September 30, 2017, as compared to 68% for the nine months ended September 30, 2016. The increase was principally driven by the relatively lower margins driven by the addition of our Maritime & Land business through the acquisition of EMC in July 2016. Our Maritime & Land connectivity services business as a percentage of sales for the nine months ended September 30, 2017 was 77% as compared to 67% for our Aviation connectivity Services business.

Connectivity equipment cost of sales increased $5.8 million, or 32%, to $24.0 million for the nine months ended September 30, 2017, as compared to $18.1 million for the three months ended September 30, 2016. The increase was predominantly as a result of the EMC Acquisition, consummated in July 2016, which contributed an additional $5.6 million during the nine months ended September 30, 2017.

Other Operating Expenses

Other operating expenses for the nine months ended September 30, 2017 and 2016 were as follows (in thousands):

	Nine Months Ended September 30,
	2017	2016	Change
Sales and marketing	$30,376	$19,553	55%
Product development	26,921	25,078	7%
General and administrative	109,372	82,395	33%
Provision for legal settlements	785	41,688	(98)%
Amortization of intangible assets	32,849	24,055	37%
Goodwill impairment	78,000	—	100%
Total	$278,303	$192,769	38%

Sales and Marketing

Sales and marketing expenses increased $10.8 million, or 55%, to $30.4 million for the nine months ended September 30, 2017 as compared to $19.6 million for the nine months ended September 30, 2016. The increase was primarily driven by the EMC Acquisition which contributed an additional $9.9 million due to the timing of the EMC Acquisition in late July 2016. The remainder of the increase was as a result of the timing of annual tradeshow expenses of $0.5 million and an increase in depreciation of $0.2 million.

Product Development

Product development expense increased $1.8 million, or 7%, to $26.9 million for the nine months ended September 30, 2017 compared to $25.1 million for the nine months ended September 30, 2016. The year-over-year increase was due to the EMC Acquisition, which contributed an additional $2.5 million, increased depreciation of $1.4 million and increased hardware maintenance costs of $0.4 million. These increases were partially offset by reductions in profession services fees of $1.6 million and contractor costs of $0.9 million.

General and Administrative

General and administrative costs increased $27.0 million, or 33%, to $109.4 million during the nine months ended September 30, 2017 compared to $82.4 million for the nine months ended September 30, 2016. This increase was predominantly as a result of the EMC Acquisition which accounted for $7.8 million of the increase for the current nine month period. The remainder of the increase was primarily due to net increases in contractor costs and professional service fees of $16.4 million, increased insurance costs of $1.8 million, predominantly due to the EMC Acquisition and the acquired transponders, increased salaries of $3.0 million, including severance payments, and an increase in bad debt and customer bankruptcies of $2.3 million. These were partially offset by a reduction in transaction costs of $4.0 million for the EMC Acquisition that were in incurred in 2016.

Provision for Legal Settlements

The provision for legal settlements declined $40.9 million or 98% to $0.8 million during the nine months ended September 30, 2017. The provision for the nine months ended September 30, 2016 was primarily due to our music-rights-related litigations. See Note 9. Commitments and Contingencies for a description of our Sound-Recording Settlements.

Amortization of Intangible Assets

Amortization expense increased $8.8 million, or 37%, to $32.8 million during the nine months ended September 30, 2017 as compared to $24.1 million for the nine months ended September 30, 2016. The increase was due to the additional intangible assets acquired with the EMC Acquisition for the nine months ended September 30, 2017 offset by lower amortization expense relating to previously acquired intangible assets from prior acquisitions becoming fully amortized.

Goodwill Impairment

As discussed previously in this Form 10-Q and in our Form 10-K, during the first quarter of 2017 we assessed our goodwill for impairment due to several reasons including a significant decline in the market capitalization of the Company and lower than expected financial results in its Maritime & Land Connectivity reporting unit during the three months ended March 31, 2017 due to delays in new maritime installations, slower than originally estimated execution of EMC Acquisition-related synergies and other events that occurred in the first quarter of 2017. We determined that there was a higher degree of uncertainty in achieving its financial projections for this unit and as such, increased its discount rate, which reduced the fair value of the unit. The Company additionally adopted ASU 2017-04, Intangibles-Goodwill and Others (Topic 350): Simplifying the Test for Goodwill Impairment, effective January 1, 2017, which eliminated Step 2 from the goodwill impairment test, requiring a company to perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. Applying this methodology we recorded an impairment of $78.0 million in this reporting unit as of March 31, 2017. Subsequent to this, no further impairment was recorded during the nine months ended September 30, 2017.

Additionally, during the three month period ended September 30, 2017, the Company reduced its goodwill balance by $1.3 million relating to the final settlement received from the sellers of EMC for the working capital adjustment, as defined by the EMC Acquisition.

Other Income (Expense)

Other income (expense) nine months ended September 30, 2017 and 2016 was as follows (in thousands):

	Nine Months Ended September 30,
	2017	2016	Change
Interest expense, net	(43,935)	(7,829)	460%
Loss on extinguishment of debt	(14,389)	—	(100)%
Income from equity method investments	3,911	2,065	89%
Change in fair value of derivatives	2,672	17,982	(85)%
Other income (expense), net	38	(4,623)	(101)%
Total	$(51,703)	$7,595	(781)%

Other income (expense) resulted in an expense of $51.7 million for the nine months ended September 30, 2017 compared to income of $7.6 million for the nine months ended September 30, 2016. The $59.3 million increase in expense is principally due to an increase in net interest expense of $36.1 million primarily as a result of the debt assumed with the EMC Acquisition and the loss on extinguishment of debt arising as a result of the subsequent refinancing of the legacy EMC indebtedness into a larger credit facility, is discussed in Note 8. Financing Arrangements during the nine months ended September 30, 2017. The remainder of the increase resulted from the recording of the change in fair value of our Public SPAC Warrants from $2.7 million of income recognized in the nine months ended September 30, 2017 as compared to an income of $18.0 million during the nine months ended September 30, 2016 and an increase in earnings from equity method investments, acquired as part of the EMC Acquisition, of $1.8 million. The other expense recorded in the nine months ended September 30, 2016 of $4.6 million predominantly related to a $4.6 million write-off of a related party loan during that period.

Income Tax Expense

    The Company recorded an income tax provision of $11.0 million and an income tax benefit of $46.2 million for the nine months ended September 30, 2017 and 2016, respectively. The income tax provision for the nine months ended September 30, 2017 is primarily attributable to changes in foreign income taxes resulting from fluctuations in the foreign subsidiaries’ contribution to pretax income, withholding taxes and effects of permanent differences. The income tax benefit for the nine months ended September 30, 2016 was primarily attributable to the release of valuation allowance due to deferred tax liabilities created in the EMC acquisition of $53.9 million, offset by foreign income taxes of $4.8 million resulting from the foreign subsidiaries' contribution to pretax income, withholding taxes of $2.7 million and tax effect of income and expense items that are not taxable or deductible, respectively, for tax purposes.

Recent Accounting Pronouncements

See Note 2. Basis of Presentation and Summary of Significant Accounting Policies to the condensed consolidated financial statements (Part I, Item 1 of this Form 10-Q) for further discussion.

Critical Accounting Policies

The preparation of our condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the notes to the financial statements. Some of those judgments can be subjective and complex, and therefore, actual results could differ materially from those estimates under different assumptions or conditions. A summary of our critical accounting policies is presented in Part II, Item 7, of our Annual Report on Form 10-K for the year ended December 31, 2016. There were no material changes to our critical accounting policies during the nine months ended September 30, 2017.

Financial Condition, Liquidity and Capital Resources

Selected financial data for the periods presented below were as follows (in thousands):

	September 30, 2017	December 31, 2016
Cash and cash equivalents	$58,037	$50,686
Total assets	$992,296	$1,099,435
Current portion of long-term debt	$13,424	$2,069
Long-term debt	$601,653	$468,231
Total stockholders’ equity	$105,243	$298,997

Current Financial Condition

As of September 30, 2017, our principal sources of liquidity were our cash and cash equivalents of $58.0 million, which primarily were invested in cash and money market funds in banking institutions in the U.S., Canada and Europe and to a lesser extent in Asia Pacific. Our cash position increased during the nine months ended September 30, 2017, primarily due to borrowings of long term debt, which we have discussed below under “—Long Term Debt”. Our long term debt balance increased from $470.3 million at December 31, 2016 to $619.0 million at December 31, 2017. As of September 30, 2017, we had $542.9 million, net of discounts, in term and revolving loans outstanding; convertible notes in an aggregate principal amount outstanding of $82.5 million; and other debt outstanding of $2.7 million. Please see “—Long Term Debt” below and Note 8. Financing Arrangements to the unaudited condensed consolidated financial statements (Part I, Item 1 of this Form 10-Q) for a discussion of our 2017 Credit Agreement and Convertible Notes. We used the proceeds of these issuances to repay then existing indebtedness, to fund our working capital and capital expenditure requirements and for general corporate purposes.

Our cash flows from operating activities are significantly affected by our investments in operations, including working capital and corporate infrastructure to support our ability to generate revenue and conduct operations through cost of services, product development, sales and marketing and general and administrative activities. Cash used in operations was $55.0 million and $36.0 million for the nine months ended September 30, 2017 and September 30, 2016, respectively. Cash used in investing activities has historically been, and is expected to be, impacted significantly by our investments in business combinations, our platform, our infrastructure and equipment for our business offerings. Historically, cash used for financing activities included our common stock and warrant repurchases and the repayment of debt.

As of December 31, 2017, our consolidated unrestricted cash balance was approximately $50.8 million, of which approximately $15.8 million was held by our non U.S. subsidiaries, and our long term debt balance was approximately $619.0 million. As and if we decide to repatriate our non-U.S. cash holdings from time to time, then we may incur a tax liability under U.S. tax laws on any amount that we repatriate into the U.S. In the event we elect to repatriate any of these funds, we believe we have sufficient net operating losses for the foreseeable future to offset any U.S. tax owed on repatriated income. As a result, we do not expect any such repatriation would create a tax liability in the U.S. or have a material impact on our effective tax rate. Since September 30, 2017, we have experienced a decline in our consolidated unrestricted cash balance, primarily as a result of cash used for operating and investing activities. The cash used in operating and investing activities increased over the comparable prior period due to higher professional fees and related expenses related to our delayed filing of the 2016 Form 10-K, capital purchases for our Eagle-1 satellite transponders, amendment and consent fees paid to our 2017 Credit Agreement lenders, and additional amounts that we used as working capital to support our operations. Further, as a result of several amendments to our 2017 Credit Agreement in 2017 (and as of the date of filing of this Form 10-Q), (1) our maximum permitted Leverage Ratio is 4.5 to 1 through the quarter ending June 30, 2019 (after which quarter it steps down through the maturity of the 2017 Credit Agreement as set forth therein); (2) our term loans under the 2017 Credit Agreement bear interest on the outstanding amount at a rate per annum equal to either (i) the Base Rate plus 6.50% or (ii) the Eurocurrency Rate for each Interest Period plus 7.50%; and (3) our loans under our revolving credit facility (the “2017 Revolving Loans”) in the 2017 Credit Agreement now bear interest at a rate equal to either (i) the Base Rate (as defined in the 2017 Credit Agreement) plus 6.50% or (ii) the Eurocurrency Rate or EURIBOR (each as defined in the 2017 Credit Agreement) plus 7.50%, until we deliver our unaudited financial statements for the quarter ending March 31, 2018. After the delivery of those unaudited financial statements, the 2017 Revolving Loans will bear interest at a rate based on the Base Rate, Eurocurrency Rate or EURIBOR plus an interest-rate spread thereon that varies based on our Leverage Ratio. Under that Leverage Ratio scale, the spread thereon for the 2017 Revolving Loans will range from 6.00% to 6.50% for the Base Rate and 7.00% to 7.50% for the Eurocurrency Rate and EURIBOR. See “-Long Term Debt” below, including for a definition and an explanation of our “Leverage Ratio.” Our ability to generate sufficient cash flows from operations may affect our future compliance with the maximum leverage ratio included in the 2017 Credit Agreement.

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

Cash and Cash Equivalents

Our cash and cash equivalents are maintained at several financial institutions. Deposits held may exceed the amount of insurance provided on such deposits. Generally, our deposits may be redeemed upon demand and are maintained with a financial institution of reputable credit and, therefore, bear minimal credit risk. Of our cash and cash equivalents as of December 31, 2017 and September 30, 2017, approximately $15.8 million and $21.9 million was held by our foreign subsidiaries. If these funds were repatriated for use in our U.S. operations, we may be required to pay income taxes in the U.S. on the repatriated amount at the tax rates then in effect, reducing the net cash proceeds to us after repatriation. In the event we elect to repatriate any of these funds we believe we have sufficient net operating losses for the foreseeable future to offset any repatriated income. As a result, we do not expect any such repatriation would create a tax liability in the U.S. or have a material impact on our effective tax rate.

Sources and Uses of Cash—Nine Months Ended September 30, 2017 and 2016

A summary of our cash flow activities for the nine months ended September 30, 2017 and 2016 was as follows (in thousands):

	Nine Months Ended September 30,
	2017	2016
Net cash used in by operating activities	$(54,995)	$(35,973)
Net cash used in investing activities	(60,863)	(125,462)
Net cash provided by (used in) financing activities	122,936	(6,140)
Effects of exchange rate changes on cash and cash equivalents	273	178
Net increase (decrease) in cash and cash equivalents	7,351	(167,397)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	50,686	223,552
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$58,037	$56,155

Cash Flows (Used in) Provided by Operating Activities

Nine Months Ended September 30, 2017

Net cash used in our operating activities of $55.0 million primarily reflects our net loss during the period of $222.7 million, which included a net non-cash charge of $176.2 million. These non-cash charges primarily related to the goodwill impairment charge of $78.0 million, the loss on extinguishment of debt of $14.4 million, normal depreciation & amortization expenses of $65.7 million and other items netting to a charge of $18.1 million.

The remainder of our uses of cash in operating activities of $8.5 million resulted from changes in working capital driven by cash outflows from working capital changes predominantly as a result of decreases in accounts payable due to timing of payments, an increase in accounts receivable due to slower than anticipated collections, and a decrease in our content library liabilities.

Nine Months Ended September 30, 2016

Net cash used in our operating activities of $36.0 million primarily reflects our net loss during the period of $21.2 million, which included net non-cash income of $12.3 million. Non-cash income resulted from changes in our deferred income taxes, the fair value of our derivative financial instruments and undistributed earnings from our equity affiliates. These amounts were partially offset by non-cash expenses primarily including depreciation and amortization, expenses incurred with the issuance of our Common stock to partially settle legal settlements, stock-based compensation, a loss on the write-off of a note receivable and non-cash interest expense. The remainder of our operating activities resulted in a decrease in cash from operations totaling $1.6 million, primarily due to deferred revenues, other assets, inventories, content library and accounts receivable. These amounts were partially offset by changes in prepaid and other assets, accounts payable and accrued liabilities and taxes payable.

Cash Flows Used in Investing Activities

Nine Months Ended September 30, 2017

Net cash used in investing activities during the nine months ended September 30, 2017 of $60.9 million was due to purchase of property, plant and equipment, principally relating to the receipt of SES Tranche 2 Transponders. This was partially offset by the receipt of the final $1.3 million from the seller of the EMC business, relating to the working capital adjustment escrow in the EMC purchase agreement, and the receipt of $0.6 million relating to reimbursements for litigation expenses associated with the final settlement with the former stockholders of Maritime Telecommunications Network (“MTN”) (which acquisition EMC consummated prior to the Company’s acquisition of EMC). This resulted in the release of $15.5 million of cash held in escrow to the former stockholders of MTN, which was previously classified on our Condensed Consolidated Balance Sheet as restricted cash. This has been classified as a significant non-cash investing activity in the Condensed Consolidated Statement of Cash Flows.

Nine Months Ended September 30, 2016

Net cash used in investing activities during the nine months ended September 30, 2016 of $125.5 million was primarily due to $91.6 million for our acquisition of EMC, net of cash acquired, $29.5 million of investments in property and equipment and a $4.4 million loan to a related party.

Cash Flows (Used in) Provided by Financing Activities

Nine Months Ended September 30, 2017

Net cash provided by financing activities of $122.9 million was primarily due to net proceeds of $485.0 million received as a result of our January 2017 refinancing of indebtedness that we assumed from EMC in the EMC Acquisition with a larger credit facility. The new 2017 Credit Agreement, entered into in January 2017, consisted of a six-year $500 million senior secured term loan facility (fully drawn at the close of the refinancing) and a five-year $85 million senior secured revolving credit facility. The remaining $78.1 million of cash inflows from financing activities predominantly related to a draw-down of the new senior-secured revolving credit facility during the nine months ended September 30, 2017. These receipts were offset by repayments of the EMC indebtedness of $412.4 million, issuance costs for the 2017 Credit Agreement and other modifications of $19.3 million and debt repayments of $7.1 million. Additionally, we made a contingent earn-out payment of $1.4 million relating to a previous acquisition made in 2015.

Nine Months Ended September 30, 2016

Net cash used in financing activities of $6.1 million was primarily due to repurchases of Company stock totaling $5.2 million and cash used to repay debt of $2.3 million, partially offset by cash received from borrowings of debt of $1.3 million.

Long-Term Debt

As of September 30, 2017 and December 31, 2016, our long-term debt consisted of the following (in thousands):

	September 30, 2017	December 31, 2016
Senior secured term loan facility, due July 2021(1)	$—	$263,980
Senior secured revolving credit facility, due July 2020(1)	—	55,500
Senior secured term loan facility, due July 2022(1)	—	92,000
Senior secured term loan facility, due January 2023(2)	493,750	—
Senior secured revolving credit facility, due January 2022(2)	78,000	—
2.75% convertible senior notes due 2035(3)	82,500	82,500
Other debt	2,669	3,299
Unamortized bond discounts, fair value adjustments and issue costs, net	(41,842)	(26,979)
Total carrying value of debt	615,077	470,300
Less: current portion, net	(13,424)	(2,069)
Total non-current	$601,653	$468,231

(1)        In connection with the EMC Acquisition, the Company assumed legacy EMC credit-agreement indebtedness, including this facility. This legacy EMC indebtedness was subsequently replaced by the 2017 Credit Agreement (as described in
Note 8. Financing Arrangements).
(2)    This facility is a component of the 2017 Credit Agreement.
(3)    The principal amount outstanding of the 2.75% convertible senior notes due 2035 as set forth in the foregoing table was
$82.5 million as of September 30, 2017, and are not the carrying amounts of this indebtedness (i.e., outstanding principal amount net of debt issuance costs and discount associated with the equity component).

The aggregate contractual maturities of all borrowings due subsequent to September 30, 2017 are as follows (in thousands):

Years Ending December 31,	Amount
2017 (remaining three months)	$4,018
2018	13,180
2019	22,275
2020	25,135
2021	25,044
Thereafter	567,267
Total	$656,919

The foregoing table excludes earn-out liabilities of $0.3 million relating to the acquisitions of WOI, RMG, masFlight and navAero in 2015, in which the Company agreed to future contingent earn-out obligations relating to future performance of those businesses. Potential payouts are expected on specified dates through 2020. Also excluded are future purchase commitments with some of our connectivity vendors to secure future inventory for our airline customers and commitments related to ongoing engineering and antenna projects. At September 30, 2017, we also had outstanding letters of credit in the amount of $7.1 million, of which $5.9 million was issued under the letter of credit facility under the 2017 Credit Agreement.

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

Covenant Compliance Under 2017 Credit Agreement

As of September 30, 2017 we were in compliance with all financial and non-financial covenants under the 2017 Credit Agreement (giving effect to waivers and extensions we received thereunder in connection with our obligation to deliver financial-reporting information to the 2017 Credit Agreement lenders). Under the 2017 Credit Agreement, we are subject to a financial-reporting covenant (“Financial-Reporting Covenant”) and a maximum leverage-ratio covenant (the “Leverage Ratio”) (each of which we describe below), in addition to other customary covenants and restrictions set forth therein.
The Financial-Reporting Covenant requires us to furnish to our lenders our audited annual financial statements and unaudited interim financial statements by deadlines specified in the 2017 Credit Agreement. In connection with the delayed filing of our 2016 Form 10-K, we entered into several amendments and waivers and extensions to the 2017 Credit Agreement. See Note 16. Subsequent Events for a discussion of the terms of such amendments and waivers. As currently in effect, the Financial-Reporting Covenant requires that we furnish to our lenders our unaudited interim financial statements for the quarters ended March 31, 2017, June 30, 2017 and September 30, 2017 by no later than January 31, 2018. By filing this Form 10-Q, together with the Q1 Form 10-Q and the Q2 Form 10-Q (which we filed concurrently with the filing of this Form 10-Q), we became compliant with the Financial-Reporting Covenant.
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

Contractual Obligations

For a discussion of movie license and Internet protocol television commitments, minimum lease obligations, satellite capacity, and other contractual commitments as of September 30, 2017, see Note 9. Commitments and Contingencies to the unaudited condensed consolidated financial statements (Part I, Item 1 of this Form 10-Q).

Off -Balance Sheet Arrangements

As of September 30, 2017, we did not have any off-balance sheet arrangements that have, or are reasonably likely to have, a material effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes during the nine months ended September 30, 2017, to the information provided in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of our Annual Report on Form 10-K for the year ended December 31, 2016.

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

In light of the material weaknesses in our internal control over financial reporting, we performed additional analyses and other procedures to ensure that our unaudited condensed consolidated financial statements included in this Form 10-Q present fairly, in all material respects, our financial position, results of our operations and our cash flows as of and for the three and nine months ended September 30, 2017 in accordance with accounting principles generally accepted in the United States (“GAAP”). Following the above analyses and procedures, our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that our unaudited condensed consolidated financial statements included in this Form 10-Q present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented, in conformity with GAAP.

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

ITEM 6.    EXHIBITS
EXHIBIT INDEX

		Incorporated by Reference
Exhibit No.	Exhibit Index	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith
10.1	Second Amendment to Limited Waiver to Credit Agreement, dated as of September 13, 2017, among the Company, the guarantors party thereto, the lenders party thereto, and Citibank, N.A., as administrative agent.	8-K	001-35176	10.1	9/14/2017
10.2	Third Amendment to Limited Waiver to Credit Agreement and Third Amendment to Credit Agreement, dated as of October 2, 2017, among the Company, the guarantors party thereto, the lenders party thereto, and Citibank, N.A., as administrative agent.	8-K	001-35176	10.1	10/3/2017
10.3	Extension Letter, dated as of October 6, 2017, among the Company and the lenders party thereto.	8-K	001-35176	10.1	10/12/2017
10.4	Fourth Amendment to Limited Waiver to Credit Agreement and Fourth Amendment to Credit Agreement, dated as of October 31, 2017, among the Company, the guarantors party thereto, the lenders party thereto, and Citibank, N.A., as administrative agent.	8-K	001-35176	10.1	11/1/2017
10.5	Extension Letter, dated as of November 15, 2017, among the Company and the lenders party thereto.	8-K	001-35176	10.1	11/16/2017
10.6	Fifth Amendment to Limited Waiver to Credit Agreement and Fifth Amendment to Credit Agreement, dated as of December 22, 2017, among the Company, the guarantors party thereto, the lenders party thereto, and Citibank, N.A., as administrative agent.	8-K	001-35176	10.1	12/27/2017
10.7*	Global Eagle Entertainment Inc. 2017 Omnibus Long-Term Incentive Plan.	14A	001-35176	Annex B	11/28/2017
10.8*	Form of Global Eagle Entertainment Inc. 2017 Omnibus Long-Term Incentive Plan Restricted Stock Unit Grant Notice.	10-Q	001-35176	10.22	1/31/2018
10.9*	Form of Global Eagle Entertainment Inc. 2017 Omnibus Long-Term Incentive Plan Performance-Based Restricted Stock Unit Grant Notice.	10-Q	001-35176	10.23	1/31/2018
10.10*	Form of Global Eagle Entertainment Inc. 2017 Omnibus Long-Term Incentive Non-Qualified Stock Option Grant Notice.	10-Q	001-35176	10.24	1/31/2018
10.11*	Global Eagle Entertainment Annual Incentive Plan, adopted on December 11, 2017.	10-Q	001-35176	10.25	1/31/2018
31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).					X
31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).					X
32.1	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.					X
32.2	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.					X
101.INS	XBRL Instance Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X

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