Form 10-K
period 2017-12-31
Global Eagle Entertainment Inc.
filed 2018-04-02
CIK 1512077

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the common stock held by non-affiliates of the registrant, computed as of June 30, 2017 (the last business day of the registrant’s most recently completed second fiscal quarter) and as of March 14, 2018, was approximately $218,720,270 and $104,789,868, respectively.
As of March 14, 2018, there were 90,801,077 shares of the registrant’s common stock issued and outstanding (excluding 3,053,634 shares of common stock held by a wholly-owned subsidiary of the registrant).
DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement relating to the registrant’s 2018 Annual Meeting of Stockholders to be filed hereafter are incorporated by reference into Part III of this Annual Report on Form 10-K.

GLOBAL EAGLE ENTERTAINMENT INC.

INDEX TO FORM 10-K

YEAR ENDED DECEMBER 31, 2017

PART I

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

ITEM 1.    BUSINESS

Overview

We are a leading provider of media and satellite-based connectivity to fast-growing, global enterprise, consumer and government markets across air, land and sea. Supported by proprietary and best-in-class technologies, we entertain, inform and connect travelers and crew with our integrated suite of rich media content and seamless connectivity solutions that cover the globe. We are focused on delivering exceptional service and rapid support to a diverse base of customers around the world.
Prior to our acquisition of Emerging Markets Communications (“EMC”) on July 27, 2016 (the “EMC Acquisition”), our business consisted of two operating segments: Content and Connectivity. (EMC was a communications services provider that offered land-based sites and marine vessels globally a multimedia platform delivering communications, Internet, live television, on-demand video, voice, and cellular 3G/LTE services. See Note 3. Business Combinations to our consolidated financial statements contained herein for a further discussion of our business combination.) Following the closing of the EMC Acquisition (the “EMC Acquisition Date”), the acquired EMC business became a third operating segment, which we called Maritime & Land Connectivity, and we renamed our other two segments as Media & Content and Aviation Connectivity. In the second quarter of 2017, we reorganized our business from three operating segments back into two operating segments: Connectivity and Media & Content. The discussion in this Part I, as well as under the heading “Risk Factors,” and throughout this Form 10-K, including our financial results, reflects our two operating segments: Connectivity and Media & Content. Accordingly, our results for 2016 presented herein, as pertaining to segment information, have been recast to conform to the current year segment presentation. See Note 16. Segment Information for a further discussion of our reportable segments.
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

Media & Content. Our Media & Content segment buys, produces, manages and distributes wholly-owned and licensed media content, video and music programming, advertising, applications and video games, and provides post-production services, for and to customers in the airline, maritime and other “away-from-home” non-theatrical markets (also known as “mobility markets”). Our Media & Content segment generates revenue primarily through the licensing and management of owned and licensed media content, video and music programming, applications and video games to the mobility markets. Secondarily, our Media & Content segment generates revenue from providing value-added services such as selection, purchase, production, customer support, software development, creative services and technical editing and curating of media content in connection with the integration and servicing of entertainment programs as well as the sourcing of advertising from agencies and directly from brands for use in those markets.

Operating Segments

Connectivity

Our Connectivity segment provides our customers with satellite-based Internet access and Internet-enabled live television, on-demand content, texting services, e-commerce, travel-related information and backhaul solutions. We provide our customers and their passengers, crew and personnel with operational solutions and Wi-Fi connectivity primarily via C-band, Ka-band, Ku-band and Ku-band High Throughput Satellites (“Ku HTS”) satellite transmissions. We obtain satellite coverage through various global satellite services providers, including Hughes Network Systems, LLC (“Hughes”), New Skies Satellites B.V. (“SES”), an affiliate of SES S.A., and Intelsat Corporation (“Intelsat”). Global Eagle operates a vertically integrated teleport and ground network infrastructure that integrates leased satellite capacity from multiple satellite operators. We utilize proprietary performance-enhancing technologies to increase the efficiency of our network with patented technology that increases end-user quality of experience.

Our Connectivity segment connects aircraft, vessels and fixed ground stations to orbiting satellites which link data to ground earth stations. Our ground earth stations are connected by a terrestrial broadband network with fully-meshed Multiprotocol Label Switching (“MPLS”). Global Eagle develops, integrates and sells, leases and/or provides a right to use proprietary third-party manufactured antenna systems (including at times as part of an equipment and services bundle) for connectivity customers.

Global Eagle pioneered the application of satellite-based connectivity in large airline fleets. Our aircraft Wi-Fi connectivity system was first deployed by a commercial airline in 2009, and our in-flight broadband services became fully operational in 2010. Following the completion of our licensed and operational in-flight broadband system in 2010, we commenced installation of our connectivity system equipment on Southwest Airlines Co. (“Southwest Airlines”) aircraft and began to generate revenue. As of December 31, 2017, Global Eagle provided live in-flight connectivity (“IFC”) services on 892 aircraft.

To expand into the maritime and land connectivity markets, Global Eagle acquired EMC. EMC was a communications services provider that delivered communications, Internet, live television, on-demand video, voice, and network backhaul services to land-based sites and marine vessels globally, and whose offerings have now been integrated into Global Eagle. As noted above, following the EMC Acquisition, EMC comprised our third operating segment, called Maritime & Land Connectivity, which we combined with our former Aviation Connectivity segment in the second quarter of 2017. For purposes of our goodwill impairment testing, however, we continue to have three separate reporting units: Aviation Connectivity, Maritime & Land Connectivity and Media & Content. During the fourth quarter of 2016, we recorded a $64.0 million charge related to the impairment of goodwill in the Maritime & Land Connectivity reporting unit. This was as a result of reduced financial projections for the Maritime & Land Connectivity reporting unit, due to, among other things: lower than expected actual financial results from this reporting unit due to margin compression resulting from competition in our cellular backhaul business in Africa, which resulted in diminished financial performance relative to our original expectations; delayed new deal executions and slower than anticipated installations and upgrades, which also resulted in diminished financial performance relative to our original expectations; and operational challenges in integrating a legacy EMC acquiree into this reporting unit, which resulted in delayed acquisition synergies. Given the foregoing, we determined there was greater uncertainty in achieving our prior financial projections and so we applied a higher discount rate for purposes of our goodwill impairment analysis. The higher discount rate affected the fair value of the Maritime & Land Connectivity reporting unit.

For the quarter ended March 31, 2017, we identified a triggering event (i.e., an event that requires us to perform an impairment analysis) due to a significant decline in our market capitalization. Accordingly, we assessed the fair value of our three reporting units as of March 31, 2017 and, as a result, we recorded an additional goodwill impairment charge of $78.0 million related to our Maritime & Land Connectivity reporting unit. This additional impairment was primarily due to lower than expected financial results of this reporting unit during the three months ended March 31, 2017 due to delays in new maritime installations, slower than originally estimated execution of EMC Acquisition-related synergies and other events (e.g. significant management turnover) that occurred in the first quarter of 2017. Given these indicators, we determined, at that time, that there was a higher degree of uncertainty in achieving our financial projections for this reporting unit and as such, increased its discount rate, which reduced the fair value of the unit.
For the quarter ended December 31, 2017, we again identified a triggering event due to a further decline in our market capitalization, which we believe was driven by investor uncertainty around our liquidity position and the previous delinquency of our SEC filing status. Consequently, we performed another assessment of the fair value of our three reporting units for the quarter ended December 31, 2017. In performing that reassessment, we adjusted the assumptions used in the impairment analysis and increased the discount rate used in the impairment model, which negatively impacted the fair value of the Maritime & Land Connectivity and Aviation Connectivity reporting units. Following this analysis, we determined that the fair value of the Media & Content reporting unit exceeded its carrying value, while the fair value of the Maritime & Land Connectivity and Aviation Connectivity reporting units were below their carrying values. As such, we recorded impairment charges of $45.0 million and $44.0 million in our Maritime & Land Connectivity and Aviation Connectivity reporting units, respectively, during the fourth quarter of 2017. The key assumptions underlying our valuation model used for accounting purposes, as described above, were updated to reflect the delays in realizing anticipated EMC Acquisition related synergies that impact both the Maritime & Land Connectivity and Aviation Connectivity reporting units. Additionally, network expansion to meet current and anticipated new customer demand caused a step-up in bandwidth costs in our Maritime & Land and Aviation Connectivity reporting units. Our total goodwill impairment recorded for the full year ended December 31, 2017 was $167.0 million.

During the fourth quarter of 2017, in accordance with ASC 323, Investments—Equity Method and Joint Ventures, we completed an assessment of the recoverability of our equity method investments. We determined that the fair value of our investment in Santander exceeded the carrying value; however, the carrying value of our interest in the Wireless Maritime Services, LLC (“WMS”) joint venture exceeded the estimated fair value of our interest, which management concluded was other than temporary, and accordingly we recorded an impairment charge of $16.7 million relating to our WMS equity investment, which is in addition to the Connectivity impairment that we discussed in the foregoing paragraph. This WMS impairment was primarily as a result of lower than expected financial results for year ended December 31, 2017 due to the loss of a roaming partner. This resulted in a decline in revenue and margin which is not expected to recover in the foreseeable future, causing us to reduce our financial projections for the WMS business for 2018 and beyond.

See Note 2. Basis of Presentation and Summary of Significant Accounting Policies to our consolidated financial statements included herein for a discussion of our goodwill impairment.

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

Airconnect

Our proprietary branded service, Airconnect, is available worldwide to meet the needs of the global airline industry. Through Airconnect, airline passengers can connect to the Internet through their personal Wi-Fi-enabled devices. Where permitted by government regulations, Airconnect can provide gate-to-gate connectivity. As a “white-label” provider of connectivity services, we provide our airline customers with the option to brand and price the Airconnect service to their passengers. Our fee structure for satellite-based Internet service varies by airline and is customarily in the form of (i) a set fee for each enplaned passenger, (ii) a fee based on the number of passengers using our services or (iii) a flat rate per installed aircraft. In order to utilize our connectivity services, we provide our airline customers with the following:

•
Connectivity Equipment – We sell and lease equipment that enables our satellite-based services to operate on aircraft. Our equipment is generally shipped and sold as a single kit, with components of the kits separately priced for spares provisioning. Significant components of our equipment kits include the radome, antenna, modems, wireless access points and activation packages. Substantially all of our equipment is manufactured and warrantied by third-party manufacturers. Our antennas are proprietary to us in that we develop the specifications, and our third-party suppliers manufacture them exclusively for our use.

•
Regulatory Support – We obtain Supplemental Type Certificates (“STCs”), which are certificates issued when an applicant has received Federal Aviation Administration (“FAA”), European Aviation Safety Agency (“EASA”) or similar international regulatory approval to modify an aircraft from its original type certificate approval. An STC on a particular aircraft type enables our equipment to be installed on that aircraft type. We have STCs for installation on the Boeing 737, 757, 767, 777 and Airbus A320 aircraft families. As an alternative to STC-based installation, we also offer our equipment for factory installation (Boeing Line-fit) on the Boeing 737-700, 737-800, 737-900 and 737 MAX aircraft family.

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

In addition, we intend in the future to provide our airline customers with the following additional offerings:

•
Airconnect Global® Antenna – In partnership with Quantenelektronische Systeme GmbH (“QEST”), we continue to develop a satellite antenna that would enable global usage of our services, including equatorial regions of the world (the “Global Antenna”). The Global Antenna’s innovative design features a first-of-its-kind three-axis precision pointing mechanism capable of delivering superior satellite connectivity and continuous coverage, including during flights near or below the equator, at high latitudes or during banking maneuvers. It is optimized to deliver airlines a breakthrough mix of reliability, high connection speeds and global coverage. The Global Antenna utilizes a revolutionary steerable pointing system to optimize coverage anywhere a commercial aircraft flies. The Global Antenna is compatible with our current installation architecture and STCs, and is also intended to meet the requirements for future line-fit installations. We have received customer orders and expect to begin our first installations of this equipment in mid-2018.

•
In late 2015, Global Eagle entered into an agreement with Hughes, the world's leading provider of broadband satellite solutions and services, to utilize Hughes's JUPITER™ System HT Aero Modem to power Global Eagle’s next-generation, high-performance broadband aviation service. Hughes's HT Aero Modem, including the core router module and JUPITER mobility technology, features the JUPITER System second-generation SoC (System on a Chip) that supports over 200 Mbps of throughput, readily accommodating the highest demands for aviation broadband. Compared to Hughes's prior-generation mobility terminal, the new HT modem delivers more than 10 times the throughput performance to an individual aircraft. Designed for the aviation broadband industry, the HT Aero Modem technology also provides faster spot beam and satellite switchover times. The modem is compatible with our antenna system, enabling an easy and cost-effective upgrade to improve speeds for our current connected fleet. We have received customer orders and expect to begin our first installations of this equipment in mid-2018.

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

Live Television Programming

In addition to Internet connectivity, we offer live television programming, which allows airline passengers to watch a wide range of live television channels through their personal Wi-Fi-enabled devices. Our aviation live television services include a variety of programming options such as news channels, major broadcast networks, and sports and specialty cable network channels. We also offer a large selection of video-on-demand (“VOD”) content in connection with our live television channels. VOD enables customers to watch feature films or television content in-flight and over their personal Wi-Fi-enabled devices in exchange for a one-time fee.

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

Maritime & Land Products and Services

Global Eagle provides connectivity services to land sites and serves cruise lines, ferries, yachts, oil and gas rigs and transport vessels, commercial shippers, enterprise locations in off-the-grid locations, government and military customers, and non-government organizations such as the United Nations. We provide land-based sites and marine vessels with a multimedia platform delivering broadband communications, Internet, live television, on-demand video, voice and backhaul services.

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

•
Access – We provide worldwide access to live television, video (on-demand and subscription), backhaul services, Internet, voice, data, high-definition video conferencing and universal portals, including through use of our patented and proprietary SpeedNet Content Distribution Network (CDN) architecture and application-based traffic prioritization.

•
Support – We have field support centers in several locations worldwide, several of which offer a spare parts inventory, a network operations center open 24/7, certified technicians, system integration and project management. These field centers provide third-party antenna and ship-based system integration, global installation support, and repair services.

Since the EMC Acquisition, Global Eagle has continued to integrate our aviation, maritime and land connectivity operations to harmonize our programs and services across the mobility and off-the-grid market. In 2017, we substantially transitioned our aviation network operations into the teleport and ground network infrastructure acquired from EMC, which features a global, fully-meshed MPLS interconnected teleport system, patented and proprietary performance-enhancing technologies (such as SpeedNet), a 120,000 square foot data center in Germany to serve Europe, the Middle East and Africa, traffic-routing and traffic prioritization, and gateways with global Internet points of presence. We have also increased our maritime and land television, video and digital media services by cross-selling our IFE solutions to maritime and land markets in addition to aviation markets.

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

Media & Content Products and Services

Movie and Audio Licensing and Distribution

Our Media & Content segment has been providing movies and audio programming as well as technical services for over 30 years. We source a broad range of theatrical programs from worldwide producers and distributors including Warner Bros., NBC Universal, Twentieth Century Fox, CBS, Paramount, BBC, Discovery, STX, Starz and The Walt Disney Company, as well as smaller domestic and international content providers. Our programmers identify content that is relevant and appropriate for each individual market. For some content, we act as a sole distributor on behalf of the content creator for the airline, maritime and other non-theatrical markets.

Live Television & Sporting Event Licensing and Distribution

Our Media & Content segment licenses live television content for distribution to aviation, maritime and land customers over Global Eagle and third-party satellite infrastructure. Global Eagle provides reliable and secure delivery of television content to more than 800 aircraft and more than 160 ships. Global Eagle licenses well-known channels and our own customized channels. Our portfolio currently includes CNN, ESPN, the Disney Channel, Fox Sports, Fox News, USA Network, CNBC, BBC, NBC, and Bloomberg. In addition, we hold exclusive licenses for approximately 15,000 hours of sports and live event entertainment, including the NCAA, the AFL, the AFC Champions League, International Cricket Council, and the Emirates Australian Open, for distribution to aviation and maritime customers.

Technical Services and Digital Production Solutions

Our Media & Content segment addresses a variety of technical customer needs relating to content regardless of the particular IFE system being used. We provide comprehensive support for a broad-range of traditional, new and emerging technologies. Our technical services, which include encoding, editing and meta-data services, are performed in-house in our technical facilities in Singapore, India, the United Kingdom and California. These technical facilities also enable us to provide a full range of tailored digital production solutions including corporate videos, safety videos, animated video content, podcasts and broadcast-quality radio shows. We maintain a robust global digital network that allows us to transfer a wide range of file formats to our customers in minutes. We also support analog systems for customers running on older “legacy” systems and can advise on “plug and play” replacement hardware to assist our customers in implementing more cost-effective IFE hardware solutions. We can adapt content and databases to be compatible with a broad-range of devices and delivery methods, including tablets, streaming video, iOS, Android and others. We have also negotiated licensing agreements with both domestic and international rights holders for the use of materials on portable electronic devices.

Graphical User Interfaces

Our capabilities in Media & Content also include the development of graphical user interfaces for a variety of IFE applications, database management related to the overall management of IFE and both the technical integration of content and the operation of the varied content management systems found on aircraft and vessels across the globe.

Software and Gaming

We believe we have a strong position in the international in-flight gaming content market. Our creative teams produce casual games customized to suit the in-flight environment. We also acquire multi-year licenses from reputable game publishers to adapt third-party-branded games and concepts for in-flight use from partners such as The Walt Disney Company, Electronic Arts Inc., PopCap Games, Rovio Entertainment, The Tetris Company, Bandai Namco Entertainment, Dorling Kindersley and Berlitz Corporation. Our Media & Content services include adapting the software and games we deliver to the language and cultural specificities of each customer's passenger demographics. In addition, our Media & Content business develops software applications for the next generation of IFE systems, including interactive electronic menus and magazines.

Advertising Sales

We work with advertising agencies and directly with brands to source advertising for use in the airline media market. The advertising is placed on inflight TV, inflight Wi-Fi portals, live TV streams as well as premium lounges at airports.

For additional information regarding our segments, during the year ended December 31, 2017, including information about our financial results by geography, see Note 15. Segment Information to our consolidated financial statements included herein.

Customers

We provide our Connectivity services worldwide to the aviation, maritime and land markets, with customers located in North America, the Caribbean, South America, Europe, the Middle East, Africa, and Asia. For fiscal years 2017, 2016 and 2015, our largest Connectivity customer was Southwest Airlines, which represented approximately 19%, 22% and 23% of our total consolidated revenue, respectively. The declining proportion of Southwest Airlines as a percentage of consolidated revenue is as a result of the broadening of our revenue and customer base.

We provide content-curating, management and processing services to the airline, maritime, and non-theatrical industries globally. Our customers also include major Hollywood and international studios.

Other than Southwest Airlines, no other single customer in our Connectivity or Media & Content segment constituted more than 10% of our total consolidated revenue in 2017.

Competitive Advantages

Connectivity

Our satellite-based broadband services allow us to connect our customers to the Internet and deliver live-streaming television, on-demand content, texting services, shopping and other related services over land and sea. Our satellite Wi-Fi platform is capable of being operated gate-to-gate (where government regulations permit) and over the majority of the commonly used air and maritime routes across the globe at the data throughput levels required to deliver a feature-rich IFE experience. We also have relationships with Hughes, SES and Intelsat, among others, and have network operational footprints worldwide. As a result, we believe one of our competitive advantages is our ability to rapidly on-board and service new and existing airline, maritime and land-based customers regardless of where they operate.

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

Our Network Operations Centers (NOCs) are based in the United States (Illinois and Florida), South America (Sao Paolo, Brazil), Europe (Santander, Spain) and the Middle East (Sharjah, UAE). The NOCs manage our 24/7 satellite and network operations and monitor each plane and vessel whether in operation on the ground or docked. We recently expanded our NOCs facilities to manage our growing fleet of connected aircraft and vessels and to continue driving new innovations for our IFC system and offerings.

Media & Content

We develop, acquire and distribute video content, games and other media content and work closely with major and independent studios and other content producers. Accordingly, our significant operating and deal-making experience and relationships with companies in these industries gives us a number of competitive advantages and may present us with additional business targets and relationships to facilitate growth going forward. We believe that we have sustainable competitive advantages due to our market positions, technology and relationships with important content suppliers and airlines. In addition, our global talent and expertise provides the nuanced insight needed to make content suitable for regional, cultural, and religious requirements of our customers.

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

Our Growth Strategy

We believe that our combined connectivity and media and content services enhance and personalize the experience our customers deliver to their travelers. Using portals created specifically for the mobility audience, we provide Internet access, content-on-demand, and live television programming. Connectivity enhances our content capabilities by expanding our vertical markets across the mobility markets and introducing new capacity for personalized end-user advertising. Providing rich content directly to passengers’ own devices creates new opportunities for revenue from passengers and brand sponsorship. Content enhances our connectivity capabilities by differentiating our products, increasing traffic on our connectivity system, and providing licensing for television and live events. Our services are uniquely positioned to change the existing mobility model and drive towards a satellite-connected entertainment and commerce platform.

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

Media & Content

Supply-Chain Efficiency

Given our strong position in the IFE content market, we are able to manage large customer budgets, as well as provide a fully outsourced IFE solution to our customers. We believe that this quality and scale will lead to longer-term contracts and a wider variety of services as evidenced by winning multiple new contracts with terms longer than five years and covering creative user interfaces and innovation as well as traditional content. The scale we have in our post-production facilities and range in content rights management allows for a more efficient cost structure and enables us to serve newer, smaller and more remote customers.

Increasing the Value of Traditional Content

One of our strengths is our ability to efficiently scale our post-production facilities and provide a range of content rights management to our customers. We believe that this will lead to expanded services with existing customers, and allow us to more rapidly expand our services to newer, smaller and more remote customers.

Competition

Our Connectivity segment operates in a highly competitive environment, but Global Eagle is able to combine network scale across aviation, maritime and land with a global satellite and ground network system, performance-enhancing technologies, end-to-end service management including installation and repair, and fully integrated content and media services.

In aviation, our primary in-flight connectivity competitors are Gogo, Inc., ViaSat, Inc., Thales Avionics Inc., Inmarsat plc and Panasonic Avionics Corporation. In maritime and land, our primary competitors are Speedcast, Inmarsat plc, Marlink and O3b Networks Ltd. Our competitors use different technologies, including air-to-ground mobile services and satellite connectivity on C-band, Ku-band, Ka-band and L-band networks to provide connectivity to customers. We believe our satellite services offer a competitive combination of worldwide availability, quality of experience, available high-speed bandwidth and cost compared to our competitors.

We believe our Media & Content segment services the majority of the content-services market for the worldwide airline industry. We have different competitors for our various activities in the content market. For airline content curation and post-production and advertising, we primarily compete with Spafax, which is affiliated with the advertising and public-relations company WPP PLC. In the maritime market, our primary competitor is Swank Motion Pictures Inc. We primarily compete against two companies, Envee Soft and Ensemble Media, for applications and games on seat-back systems and against numerous companies that provide applications and games for consumer mobile devices.

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

Federal Aviation Administration/European Aviation Safety Agency

Our aviation and maritime and land connectivity services require the installation of network hardware on aircraft and maritime vessels and in remote land locations. The installation of equipment on aircraft is subject to the rules and regulations promulgated by the FAA and its global counterparts, including the EASA. Prior to installing our equipment on an aircraft type, we are required to obtain an STC, which supplements the original Type Certificate obtained by the original aircraft manufacturer from the FAA/EASA and identifies the parts to be installed and the location of the installation and will only be issued by the FAA/EASA after we comply with the airworthiness standards applicable to the installation of hardware such as ours (for example, bird strike regulation compliance). To date, we have obtained STCs for installing our connectivity solution hardware on the Boeing 737 Next Generation series of aircraft, the Boeing 757, 767 and 777 aircraft families, and the Airbus A320 aircraft family. We are also a Boeing linefit supplier for the Boeing 737 Next Generation and 737 MAX aircraft families. We currently have additional STC and linefit certification projects underway.

Global Aviation Connectivity Services Regulation

In connection with our in-flight connectivity services, we are required to obtain permission to operate in each jurisdiction over which we provide services using satellite Earth Stations Aboard Aircraft (“ESAA”), also referred to globally as “ESIMs,” or Earth Stations in Motion. In the United States, we have a blanket license from the Federal Communications Commission (“FCC”) that allows us to provide ESAA services as an application of the Fixed-Satellite Service subject to compliance with various technical and operational requirements imposed by the FCC. Certain other countries also require affirmative licenses; however many countries only require a notification of intent to provide services and certain technical details, without requiring affirmative regulatory approval. To date, we are permitted to provide our aviation connectivity services in over 150 countries.

Employees

As of December 31, 2017, we had approximately 1,500 employees, with approximately 40% employed in the United States. Our Brazilian employees are unionized and are employed pursuant to collective bargaining agreements. Such collective bargaining agreements are renegotiated annually on May 1, generally to account for inflation. Approximately 2% of our overall workforce is employed in Brazil.

Other than our employees in Brazil, none of our employees are represented by labor unions or are subject to collective bargaining agreements. We believe that relations with our employees are good.

Corporate History

Prior to January 2013, we were known as Global Eagle Acquisition Corp. Global Eagle Acquisition Corp. (“GEAC”) was formed in February 2011 as a “special purpose acquisition company” whose purpose was to effect a merger, capital stock exchange, asset acquisition or similar business combination with one or more businesses. In May 2011, GEAC consummated an initial public offering, and from then until January 2013 did not engage in any other business operating activities. In January 2013, GEAC completed a business combination transaction in which the Company acquired Row 44, Inc. and an 86% equity interest in Advanced Inflight Alliance AG (“AIA”). Following this transaction, we changed our name to Global Eagle Entertainment Inc. We later acquired the remaining 14% equity interest in AIA. We acquired multiple other companies and assets through M&A activity subsequent to 2013, and in July 2016, to expand our maritime and land connectivity markets, we acquired EMC.

Our principal executive offices are located at 6100 Center Drive Suite 1020, Los Angeles, California, 90045.

Available Information

Our main corporate website address is www.globaleagle.com. We use our website as a channel of distribution for company information, and financial and other material information regarding us is routinely posted and accessible on our website. Copies of our Quarterly Reports on Form 10-Q, Annual Report on Form 10-K and Current Reports on Form 8-K filed or furnished to the U.S. Securities and Exchange Commission (the “SEC”), and any amendments to the foregoing, will be provided without charge to any stockholder submitting a written request to our Corporate Secretary at our principal executive offices or by calling (310) 437-6000. All of our SEC filings are also available on our website at http://investors.geemedia.com/sec.cfm, as soon as reasonably practicable after having been electronically filed or furnished to the SEC. All SEC filings are also available at the SEC’s website at www.sec.gov.

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

We previously identified a material weakness in our internal control over financial reporting as of December 31, 2015 relating to resources and the timeliness of our financial statement close process, as reported in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 (the “2015 Form 10-K”). This material weakness has not been remediated.

In addition, we identified additional material weaknesses during and after the fiscal year ended December 31, 2016 as reported in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 (the “2016 Form 10-K”) which have not been remediated. These related to our entity level control environment, financial statement close and reporting process, intercompany process, business combination, significant and unusual non-routine transactions, inventory, content library, internally developed software, long lived assets, goodwill impairment, accounts payable and accrued liabilities, revenue processes, license fee accruals, income taxes, payroll, stock-based compensation, treasury, and information technology processes.

We have also identified control deficiencies in our maritime and land operations (i.e., our acquired EMC business), which was scoped out of our management’s annual assessment of the effectiveness of our internal control over financial reporting for our 2016 Form 10-K, but which were included in our assessment of the effectiveness of our internal control over financial reporting for this Form 10-K. We believe these control deficiencies constitute material weaknesses in our internal control over financial reporting consistent with those that existed in our control environment as of December 31, 2016 and continue to exist at December 31, 2017.
We believe these material weaknesses are the result of the growth of our Company through mergers and acquisition (“M&A”), insufficient M&A integration, insufficient automation in our financial reporting environment, increased complexity of our business transactions, increased decentralization of our operations. In retrospect, we have concluded that the above-described changes to our business were not adequately supported by the hiring of additional personnel with sufficient, specific expertise in accounting, finance and information technology. Moreover, we experienced significant turnover in our executive management during 2016 and 2017. The material weaknesses continue to exist at December 31, 2017. We may identify additional deficiencies in 2018 and in future periods that constitute material weaknesses as we continue to remediate our existing material weaknesses. For additional information about the material weaknesses in our internal control over financial reporting, see Item 9A. Controls and Procedures.
We will continue to expend significant financial and information-technology resources to remediate these material weaknesses and deficiencies in our internal control over financial reporting as well as to perform additional procedures to compensate for our material weaknesses and deficiencies in order to complete our financial statement closing. The process of remediating these material weaknesses and deficiencies will divert the attention of management and other resources from our ongoing business, and this remediation process, if we are successful at all, may require several years to complete.

If we are unable to establish and maintain effective internal control over financial reporting, we may not be able to produce financial statements in a timely manner or without material misstatements. The material weaknesses and deficiencies that we have identified may impair our ability to timely identify and forecast certain business trends and certain aspects of our financial performance which could affect our operational performance. Our failure to timely produce financial statements may also constitute defaults or give rise to penalties under our debt instruments if we are unable to comply with our reporting covenants. Nasdaq could also delist our common stock if we are delinquent in our SEC filings, thereby impairing the trading liquidity of our common stock. A delisting would trigger the repurchase option under the indenture governing our convertible notes (as further described under “Risks Relating to our Common Stock”) and have an adverse impact on the trading volume, liquidity and market price of our common stock. In addition, if we are unable to remediate our material weaknesses and deficiencies in internal control over financial reporting, investors, customers, rating agencies, lenders or others may lose confidence in the accuracy and completeness of our financial reports, the market price of our securities could decline, we could be subject to sanctions or investigations by Nasdaq, the SEC or other regulatory authorities or litigation that results in substantial fines, penalties or liabilities and we may be unable to raise funds from debt and equity investors on terms favorable to us, if at all.

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

Our management has historically concluded that we do not maintain effective disclosure controls and procedures due to material weaknesses in our internal control over financial reporting. In connection with the year ended December 31, 2017, our management assessed our disclosure controls and procedures and our internal control over financial reporting and concluded that they were not effective due to the material weaknesses in our internal control over financial reporting discussed in Item 9A. Controls and Procedures.

We will continue to expend significant financial and information-technology resources to remediate these material weaknesses. If we are unable to establish and maintain effective disclosure controls and procedures and internal control over financial reporting, we may be unable to produce timely and accurate financial statements. If that were to happen, investors, customers, rating agencies, lenders or others may lose confidence in the accuracy and completeness of our financial reports, the market price of our securities could decline, and we could be subject to sanctions or investigations by Nasdaq, the SEC or other regulatory authorities or litigation that results in substantial fines, penalties or liabilities.

We have expended significant time and resources and expect to expend additional time and resources in connection with our efforts to remediate our material weaknesses in our internal control over financial reporting, which divert management’s attention from our business, reduce our liquidity and have an adverse effect on our financial performance.

We have expended significant time and resources and expect to expend additional time and resources in connection with our efforts to remediate our material weaknesses in our internal control over financial reporting. The time spent on remediation diverts our management’s attention from focusing on operating and growing our business. In addition, the costs of remediation reduce our liquidity and have an adverse effect on our financial performance, and restructuring our business could constrain our liquidity further, requiring us to seek amendments or waivers to our credit agreement or obtain additional financing by issuing debt or equity securities.

If we issue equity, warrants or convertible debt securities to raise additional funds (such as occurred with our recent Searchlight transactions described in Note 19. Subsequent Events), our existing stockholders may experience dilution, and the new equity or debt securities may have rights, preferences and privileges senior to those of our existing stockholders. If we incur additional debt, it may increase our leverage relative to our earnings or to our equity capitalization, requiring us to pay additional interest expenses. There can be no assurance that we will be able to obtain additional financing on favorable terms, or at all.

We have undertaken restructuring activities in the past and we may determine to undertake additional restructuring activities in the future. These actions may not improve our financial position, and may ultimately prove detrimental to our operations and sales.

Our ability to reduce operating expenses is dependent upon the nature of the actions we take to reduce expenses and our subsequent ability to implement those actions and realize expected cost savings. We may need to take additional restructuring actions, such as eliminating or consolidating certain of our operations, reducing our headcount, or eliminating certain positions for a variety of reasons, including deterioration in market conditions or significant declines in demand for our products and services. Failure to successfully implement such restructuring activities could adversely affect our ability to meet customer demand for our products and services, and could increase the cost of our products and services versus our projections, each of which could adversely impact our operating results. Further, expenses and cost inefficiencies associated with our restructuring activities, including severance costs and the loss of trained employees with knowledge of our business and operations, could exceed our expectations and negatively impact our financial results.

The implementation by us of a new revenue recognition standard in 2018 (ASC 606) and a new leasing standard in 2019 (ASC 842) require substantial preparation and expenditures, and our failure to properly implement these standards in a timely manner could result in inaccurate revenue recognition and inappropriate disclosures and cause us to fail to meet our financial reporting obligations.

In May 2014, the Financial Accounting Standards Board (“FASB”) issued revenue recognition guidance under ASC 606, which is effective for our interim and annual periods beginning after December 15, 2017. Under this ASC 606 guidance, revenue is recognized when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. The new guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue that is recognized.

In order to be able to comply with the requirements of ASC 606 beginning in the first quarter of 2018, we needed to update and enhance our processes and our internal controls over financial reporting. This has required, and will continue to require, additional investments by us, and may require incremental resources and system configurations that could increase our operating costs in future periods. If we are not able to properly implement ASC 606 in a timely manner, the revenue that we recognize and the related disclosures that we provide under ASC 606 may not be complete or accurate, and we could fail to meet our financial reporting obligations in a timely manner, which could result in, among other things, regulatory discipline, failure to satisfy the requirements of our debt instruments and adverse movements in our stock price.

In February 2016, the FASB also issued new lease accounting guidance under ASC 842 requiring lease assets and lease liabilities to be recognized on the balance sheet and disclosure of key information about leasing arrangements. In order to be able to comply with the requirements of the new guidance we need to invest significant effort in analyzing the existing lease arrangements and assessing the appropriate treatment. This may require incremental resources and could increase operating costs in future periods. If we are not able to timely implement the new guidance could result in inaccurate or incomplete presentation of our lease assets and liabilities.

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

A future act of terrorism, the threat of such acts or other airline or maritime accidents could have an adverse effect on the travel industry. In the event of a terrorist attack, terrorist threat or other accident, the industry could experience significantly reduced passenger demand. The U.S. federal government could respond to such events by prohibiting the use of Wi-Fi enabled devices on aircraft and maritime vessels, which would eliminate demand for our equipment and services. As an example, the U.S. and U.K. governments passed legislation in 2017 temporarily banning laptops, tablets and other portable electronic devices as carry-on devices on aircraft vessels traveling from several Muslim-majority countries. Even though the bans have been lifted, they remain potential responses to acts of terrorism and similar bans could adversely affect our business. In addition, any association or perceived association between our equipment or services and such attacks or accidents would likely have an adverse effect on demand for our equipment and services.

In a number of countries where we operate our Connectivity segment, we are subject to increased risk of disruption to our business due to terrorist acts, conflicts, wars, adverse weather conditions, natural disasters, power outages, pandemics or other public health crises and environmental incidents, wherever located around the world. The potential for future terrorist attacks and natural disasters, the national and international responses to terrorist attacks and natural disasters or perceived threats to national security and other actual or potential conflicts or wars may create economic and political uncertainties. Heightened geopolitical risk, most notably in Africa and the Middle East, could materially adversely affect our Connectivity segment.

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

Our customers may be unable to pay us for our services.

There is customer credit risk in the aviation and maritime industries in which we operate. Our customers include some companies that may, from time to time, encounter financial difficulties. If a customer’s financial difficulties become severe, the customer may be unwilling or unable to pay our invoices in the ordinary course of business, which could adversely affect collections of both our accounts receivable balance and unbilled services. We have experienced bankruptcies by our customers in the past, and we have not been able to recover the outstanding amounts owed to us. The bankruptcy of a customer with a substantial account balance owed to us could have a material adverse effect on our financial condition and results of operations. In addition, if a customer declares bankruptcy after paying us certain invoices, a court may determine that we are not properly entitled to that payment and may require repayment of some or all of the amount we received, which could adversely affect our financial condition and results of operations. For example, during 2017, two of our Media & Content clients, Air Berlin and Alitalia, entered into bankruptcy proceedings, and as a result we may be unable to recover the outstanding amounts that they owe to us.

Failing to retain key members of senior management could harm our business.

Our business depends on the continued service and performance of our senior management team. Such individuals have acquired specialized knowledge and skills with respect to our segments and their operations. As a result, if any of these individuals were to leave, we could face substantial difficulty in hiring qualified successors. In addition, the loss of key members of senior management, as well as other key personnel, could disrupt our operations and have an adverse effect on our ability to grow our business. Furthermore, we may experience a loss of productivity while the new members of senior management obtain the necessary training and expertise to integrate into our business. In early 2017, we had turnover in a substantial number of our senior management positions, including our chief executive officer, president, chief financial officer and chief accounting officer. In addition, in early 2018, we appointed a new CEO (who was formerly our EVP, Connectivity) and EVP & Chief Strategy Officer (who was formerly our EVP, Media & Content); and appointed our former CEO as Executive Chairman of the Company. The process of transitioning these and other successor senior managers into their respective roles will require significant time and financial resources, and the transition may not ultimately be successful.

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

We own a 49% equity interest in WMS, a provider of global cellular roaming services to off‑shore vessels. WMS’s managing member owns a 51% equity interest in the WMS joint venture, has the right to nominate three of WMS’s five voting board members and controls the day-to-day operations of WMS. WMS’s profits and losses for any fiscal year are allocated between our joint-venture partner and the Company in proportion to percentage interests owned, after giving effect to any applicable special allocations. The WMS joint venture operating agreement provides for annual cash distributions to us and our joint-venture partner, but those distributions are subject to reduction for certain expenses and other items relating to WMS’s operations, including capital expenditures, as determined by WMS’s board (which we do not control). As a result, we may not receive all or part of our anticipated cash distributions in any period for reasons beyond our control.

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

•	WMS profits and cash flows may prove inadequate to fund cash dividends or other distributions to us, or those amounts may be subject to reduction as noted above;

•	The carrying value of our interest in WMS could exceed the fair value requiring the recognition of additional impairment of the investment value;

•	Our control over the operations of and other decisions relating to WMS is limited;

•	Due to differing business models or long term business goals, our joint-venture partner may decide not to fund capital investments in WMS, impairing the value of the WMS joint venture;

•	We may lose the rights to technology or products being developed by WMS, including if our joint-venture partner is acquired by another company, or experiences financial or other losses;

•
Many of the contractors on which WMS relies are with our joint-venture partner, and “seconded” to WMS from our joint-venture partner, such that WMS relies on these contractors, personnel and other resources provided to it by our joint-venture partner; and

•	We may experience difficulties or delays in collecting amounts due to us from WMS.

We are subject to a variety of complex U.S. and foreign tax laws and regimes as a result of our global footprint, and changes in those laws-or our failure to properly interpret them-may adversely affect our business, financial condition, results of operations and cash flows.

We have numerous offices on six continents, and we provide our products and services globally. As a result, we are subject to a variety of complex U.S. and foreign tax laws and regimes, and changes in those laws and regimes-and our failure to properly conduct our operations in compliance with them-could be costly and expose us to fines, penalties or tax obligations that we did not anticipate. This could occur due to, among other things, unclear or unsettled tax laws, lack of clarity as to whether we have “permanent establishment” exposure, intercompany charges, value-added tax and income tax-liability in some countries where we conduct operations. Our failure to comply with any of these laws and regimes, or increased enforcement activity by tax regulators, could adversely affect our business, financial conditions, results of operations and cash flows.

In addition, the U.S. Tax Cuts and Jobs Act (the “Tax Act”), enacted in December 2017, has resulted in significant changes in the U.S. corporate income tax regime by, among other things, lowering the U.S. corporate income tax rate from 35% to 21%, eliminating or reducing certain deductions and credits, implementing a territorial tax system and imposing a repatriation tax on deemed repatriated earnings of foreign subsidiaries. Guidance and interpretation of the Tax Act is evolving, and compliance may require significant additional effort, collection of data not regularly or historically produced within the Company, the use of provisional estimates, and the exercise of significant judgment in accounting for the Tax Act.

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

Our existing supply and services agreement with Southwest Airlines, which we entered into on December 13, 2016, governs our supply of products and services to Southwest Airlines, including our broadband equipment, Wi-Fi service in connection with the use of our broadband system, live television-related services and certain additional contemplated services. Our Connectivity segment is substantially dependent on this customer relationship, which accounted for 36%, 54% and 85% of such segment’s revenue for the years ended December 31, 2017, 2016 and 2015, respectively, and 19%, 22% and 23% of our consolidated revenue for the years ended December 31, 2017, 2016 and 2015, respectively. In addition, a significant source of our revenue and operating income is generated from the supply of live television-related services to Southwest Airlines. If we fail to maintain certain minimum service level requirements relating to such television service, or if we fail to meet other obligations relating to our technology, equipment or services, Southwest Airlines may have the right to terminate such television service or the supply and services agreement. Further, there is no guarantee that Southwest Airlines will continue to maintain historical levels of fleet installation growth and services with us. Our business would be materially adversely affected if we are unable to maintain our existing relationship with Southwest Airlines or if such television service or the supply and services agreement is terminated.

The success of our Connectivity segment depends on the investment in and development of new broadband technologies and advanced communications and secure networking systems, products and services and antenna technologies, as well as their market acceptance.

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

Competition among providers of connectivity solutions, including satellite providers who can leverage their own gateways and satellite constellations to provide connectivity solutions directly to customers, may impact prices received for services. Moreover, if demand for greater bandwidth, Internet streaming, speed and performance of our network increases, we may be forced to expend substantial financial and other resources in investing in future satellite transponder capacity and network infrastructure and improve our overall satellite-based and related technologies to ensure that we meet such demands from our current and future customers. The costs of obtaining current and future satellite capacity may also be affected by limitations in global satellite capacity. Should demand increase for greater bandwidth, speed and performance beyond our current capabilities in this increasingly competitive environment featuring new technologies and satellite providers directly competing with our offerings, we may be required to significantly invest in improving our Connectivity solution or to leverage our existing platform, including our Media & Content services offerings, to further develop and deploy more cost-effective connectivity solutions.

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

We may need to materially increase our investments in product development and equipment in connection with our efforts to grow our Connectivity segment’s service lines and remain competitive in the future, which the Company could be unable to do if it is liquidity constrained.

We have historically incurred significant product development expenses to support the growth of our Connectivity services and offerings and we expect to continue to expend substantial financial and other resources as we continue to grow our Connectivity segment and increase our investments in satellite-based technologies and our product offerings. As current and future product development efforts progress, such as our currently-in-process Boeing line-fit initiative (that allows the Company to install its connectivity equipment on aircraft during assembly), antenna development, expansions in our satellite-based services and capabilities, Airtime IFE product offering development, investments in Ku-HTS technologies and capital investments in Connectivity equipment for new and existing customers and services, the costs of our Connectivity segment may materially fluctuate in future periods, which could negatively affect our future operating results. The amount and timing of these costs are subject to numerous variables, including the availability and timing of next-generation technologies, the need and related costs to develop and implement changes to our software and hardware or to expand our service offerings to be competitive and, with respect to satellite technologies, the need and related costs of obtaining current and future satellite capacity. The capital investments and related costs may be significant, and we may have insufficient liquidity or resources to make those investments in the future.

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

Additionally, the Company uses inclined orbit satellites for some of its services. These are satellites that are operating beyond their original design life and have reduced their station keeping fuel consumption rate such that they no longer remain in a zero degree inclination orbit. Their remaining useful life is a function of how long the remaining fuel can be used to maintain an acceptable orbit inclination to allow us to provide services to our customers. Once the onboard fuel has been exhausted, these satellites are no longer able to provide useful services.

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

Many satellites have redundant or backup systems and components that operate in the event of an anomaly, operational failure or degradation of primary critical components, but these redundant or backup systems and components are subject to risk of failure similar to those experienced by the primary systems and components. The occurrence of a failure of any of these redundant or backup systems and components could materially impair the useful life, capacity or operational capabilities of the satellite.

Businesses or technologies that we have acquired or invested in or that we may acquire or invest in could prove difficult to integrate, disrupt our ongoing business, dilute stockholder value or have an adverse effect on our results of operations.

We may engage in further acquisitions of businesses or technologies to augment our growth, or we may invest with third parties in certain U.S. and foreign markets. Acquisitions and investments involve challenges and risks in negotiation, execution, valuation and integration. Even if successfully negotiated, closed and integrated, certain acquisitions or investments may not advance our business strategy, may fall short of expected return-on-investment targets or may fail. Any past or future acquisition or investment could also involve additional risks, including:

•
potential impact on our ability to produce financial statements in a timely manner, such as with the EMC Acquisition and which acquisition could in turn contribute to our material weaknesses in our internal controls;

•	potential distraction of management from our ongoing business and from the remediation of our material weaknesses;

•	difficulty integrating the operations and products of the acquired business, which could result in delays in the realization of acquisition synergies;

•	use of cash to fund the acquisition or investment or for unanticipated expenses;

•	limited market experience in new businesses;

•	exposure to unknown liabilities, including litigation against the companies that we acquire;

•	additional costs due to differences in culture, geographical locations and duplication of key talent;

•	delays associated with or resources being devoted to regulatory review and approval and other ongoing compliance matters;

•	acquisition-related accounting charges affecting our balance sheet and operations;

•	difficulty integrating the financial results of the acquired business in our consolidated financial statements;

•	controls in the acquired business;

•
impairment of goodwill, intangible and tangible assets. During the years ended December 31, 2017 and 2016 we recorded goodwill impairment charges of $167 million and $64 million, respectively. In addition, during the year ended December 31, 2017, we recorded an impairment of $16.7 million relating to our WMS investment;

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

Although we conducted due diligence in connection with the acquisitions and investments that we have consummated, we cannot be certain that such diligence revealed all material issues that may be present in those businesses. It may not be possible to uncover all material issues through a customary amount of due diligence, or there may be adverse factors outside of our control that later arise. Even if the due diligence that we conducted in connection with acquisitions or investments that we have already consummated or that we consummate in the future successfully identifies certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with our preliminary risk analysis.

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

We may experience losses from fixed‑price Connectivity contracts or contracts where our average revenue per customer declines more quickly relative to decreasing (or potentially increasing) associated costs.

In our Connectivity segment, we typically charge customers (including our largest Aviation Connectivity customer) a fixed‑rate monthly recurring fee for services under several of our long‑term contracts, which are usually three to nine years in length. These contracts carry the risk of potential cost overruns because we assume the burden of all costs under the agreement.

We assume greater financial risk on fixed‑price contracts than on other types of contracts because our ability to profit on such contracts is dependent on our ability to anticipate technical problems, estimate costs accurately and control costs during the performance of such contracts. If we are unable to estimate or control costs under our fixed price contracts, the net profit of our Connectivity segment may be significantly reduced. Because many of these long-term contracts involve new technologies and applications, unforeseen events, such as technological difficulties, fluctuations in the price of materials, problems with the suppliers and cost overruns, can result in the contractual price becoming less favorable or even unprofitable to us over time. We may experience historical cost overruns and operating losses on at least some of our customer agreements.

We may experience losses from satellite capacity contracts that require us to make minimum payments, which we may not be able to satisfy.

We currently have multi-year contracts with satellite-capacity suppliers where we have agreed to make minimum payments over the life of those contracts. If we lose current customers and then do not obtain an adequate number of new customers, we may be unable to generate sufficient revenue to exceed the costs associated with these satellite-capacity agreements. Our commitment to our satellite-capacity suppliers may cause us to suffer significant losses in these circumstances, which could have a material adverse impact on our financial condition and results of operations. This expenditure of cash could limit our ability to make other investments in technology and in other businesses that our management may wish to pursue. Our minimum commitment under our satellite-capacity contracts may have a negative impact on our liquidity position, and we may have insufficient cash to fund our operations as a result.

Risks Related to Our Media & Content Segment

We face competition from the increasing on-board use of personal electronic devices and the greater capabilities for passengers to access and download content to such devices prior to travel, which may, among other things, cause passengers to substitute our IFE services offered in our Media & Content segment with “over-the-top” download services.

Ever-increasing numbers of passengers have personal electronic devices or other digital platforms which have the ability to deliver passengers content in-flight, such as movies, music or games or to access on-board connectivity to the Internet, live television or content on demand. In addition, passengers also may subscribe or have access to “over-the-top” download services (such as Amazon and Netflix) that permit them to download content onto their personal electronic devices prior to travel that they can then access in transit without Wi-Fi or Internet. As on-board connectivity to the Internet improves, being able to use these download and streaming services as an alternative to any media and content that we may be able to provide to our airline or maritime customers may devalue our content service offerings because those passengers will use those alternative platforms instead of our own. If passengers no longer utilize traditional IFE systems for the delivery of content and the demand for our services declines, our customers may cease engaging with us for their content service provider needs, which could have a material adverse effect on our financial condition and results of operations.

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

There is a relatively low barrier of entry to the field of providing connectivity solutions to mobility markets. As a result, our Connectivity segment competes with large and small companies that offer various products and services in the IFE and IFC supply chain. As such competition with companies in our supply chain continues to increase, our relationship with those companies may deteriorate and actively reduce potential business opportunities. For example, there are companies in our industry that not only compete with our Connectivity segment but also determine the specific IFE system to be utilized onboard. Our opportunity to provide services and offerings in our Media & Content segment with respect to such IFE system may be hindered by the competition created by the Connectivity side of our business. If our relationship with such companies that control multiple levels of the supply chain is impacted by the Connectivity solutions that we offer, our Media & Content segment could be adversely affected as a result.

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

We may experience losses from fixed-price Media & Content contracts if the market price for that service declines relative to our committed cost.

We currently have multi-year, fixed-price delivery contracts with some of the studios from which we purchase content which enable us to purchase content during their respective terms at fixed purchase prices, or through “flat deals.” Adjustments to such fixed purchase prices may be advisable or necessary, such as if there are significant changes in customer demand or content supply. If we are unable to make such adjustments or if there is a shift in the customer base under such contracts, then there is a risk that the profit margins on such fixed-price Media & Content contracts may be smaller than predicted or result in a loss. In addition, we may fail to utilize fixed-price contracts in our content supply chain (as a result of material weaknesses in our internal control over financial reporting) and such failure may also cause us to realize smaller margins than we originally forecasted. Reduced profit margins or losses in our Media & Content segment resulting from fixed-price contracts could have a material adverse impact on our financial condition and results of operations.

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

Risks Related to our Intellectual Property and Information Technology

We may not succeed in implementing a single and effective enterprise resources planning (“ERP”) system across all of our businesses to assist with remediating our material weaknesses in our internal controls.

We have numerous material weaknesses in our internal controls as a result of our failure to have a robust ERP system. See Item 9A. Controls and Procedures. Our ability to remediate our material weaknesses in our internal controls depends in part on our ability to implement this enhanced ERP system and adequately train our personnel to effectively utilize the new system. We believe that a new ERP system will provide greater depth and breadth of functionality than our current ERP systems, which will allow us to more effectively integrate past and future acquisitions and manage business and financial data, manufacturing and resource planning functions and other business processes and information that is important to our management team. We currently utilize several ERP systems, some of which have been only partially integrated from our acquired businesses. We intend to streamline these disparate systems into a single Oracle ERP system which will require significant time and resources. To date, we have been unable to successfully implement an effective company-wide ERP system due to lack of sufficient qualified resources and inadequate integration of financial and internal control processes following acquisitions. Additional time and resources will be necessary to fully operationalize a new ERP system by 2019, which is our current anticipated timeline for having a single global ERP system. However, we can make no assurance that our efforts to implement such system will be achieved by that date, that such system will be successful or that such system will meet our expectations in respect of our efforts to remediate certain of our material weaknesses.

Our intellectual property rights are valuable, and any failure or inability to sufficiently protect them could harm our business and operating results.

Our proprietary rights to the technologies we use in our products and services, particularly with respect to our proprietary SpeedNet product that improves the web-browsing experience over a satellite connection by proactively storing web content close to the user, are important to the success of our business. We generally rely on a combination of patents, copyrights, trademarks, trade secret laws and contractual rights to protect our proprietary rights in our technology and products. We also generally enter into confidentiality agreements with our employees, consultants and corporate partners, and endeavor to control access to and distribution of our proprietary information. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise obtain and use our products or technology. If we are unable to protect our proprietary rights adequately, our competitors could use the intellectual property we have developed to enhance their own products and services, which could materially harm our business. Monitoring and preventing unauthorized use of our technology is difficult. In addition, we may be required to commence litigation to protect our intellectual property rights or to defend against or determine the validity and scope of the proprietary rights of others. If we are unsuccessful in any such litigation in the future or elect not to pursue litigation for business or reputational reasons, our rights to enforce or use such intellectual property may be impaired or we could lose some or all of our rights to such intellectual property. We do not know whether the steps we have taken will prevent unauthorized use of our technology, including in foreign countries where the laws may not protect our proprietary rights as extensively as in the United States. If we are unable to protect our proprietary rights, we may find ourselves at a competitive disadvantage to others who need not incur the substantial expense, time and effort required to create innovative products.

Our business and reputation could be materially harmed as a result of cybersecurity attacks, data breaches, data theft, unauthorized access or hacking.

The success of our business depends, in part, on the secure and uninterrupted performance of our information technology systems. In addition, because we engage suppliers and vendors to process personal and payment card information of our customers and end-users, our business is dependent on the security and performance of the information technology systems of those suppliers and vendors. While we select these third-party suppliers and vendors carefully, we do not control their actions. Any problems caused by these third parties, including those resulting from cyber-attacks and security breaches at a supplier or vendor, could adversely affect our ability to deliver products and services to our customers and otherwise conduct our business. An increasing number of companies have disclosed breaches of their security, some of which have involved sophisticated and highly targeted attacks on their computer networks. As an example, the content and media industry has recently encountered numerous recent hacks by third parties that have resulted in the premature release of valuable content and the associated loss of revenue and the connectivity industry has had recently alleged hacking attempts where the hacker has claimed to seize aircraft avionics. The techniques used to obtain unauthorized access, disable or degrade service or sabotage systems change frequently and often, and as a result the techniques are often not recognized until launched against a target. Accordingly, we may be unable to anticipate such threatening techniques or to implement adequate preventative measures to protect our business from cyber and similar unauthorized attacks on our information technology systems. Despite our efforts to prevent, detect and mitigate these threats, including continuously working to install new, and upgrade our existing, information technology systems and increasing employee awareness around phishing, malware, and other cyber risks, there is no guarantee that such measures will be successful in protecting us from a cyber-attack. In addition, the cost and operational consequences of implementing, maintaining and enhancing further data or system protection measures could increase significantly to overcome increasingly intense, complex, and sophisticated global cyber threats. Any material breaches of cybersecurity or media reports of perceived security vulnerabilities to our systems or those of our suppliers or vendors, even if no breach has been attempted or occurred, could cause us to experience reputational harm, loss of customers and revenue, regulatory actions and scrutiny, sanctions or other statutory penalties, litigation, liability for failure to safeguard our customers’ information, or financial losses that are either not insured against or not fully covered through any insurance maintained by us. Any of the foregoing may have a material adverse effect on our business, financial condition and results of operations.

We are subject to civil litigation involving allegations of copyright and patent infringement and related claims for indemnification, which could result in our having to pay damages. We may also be subject to additional similar litigation in the future.

We have been, and in the future may be, subject to civil litigation by parties claiming that certain of our audio and music programming offerings infringe the copyright and other intellectual property rights of such parties. For example, during 2016, we entered into settlements with music-rights holders, which resulted in large cash and stock payments by us to resolve the litigations. See our discussion of our “Sound Recording Settlements” in Note 10. Commitments and Contingencies to our consolidated financial statements. Music and related content are subject to complex licensing and intellectual property rights regimes, and if we are unable to successfully navigate those regimes we may incur damages and liability for any rights infringement. In addition, we are, and in the future may be, subject to civil litigation by patent owners that claim that our connectivity systems infringe their patents and other intellectual property rights.

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

Laws and regulations affecting our Connectivity segment are subject to change in response to industry developments, new technology, and political considerations. Legislators and regulatory authorities in various countries are considering, and may adopt, new laws, policies and regulations, as well as changes to existing regulations, regarding a variety of matters that could, directly or indirectly, affect our operations or the operations of our distribution partners, increase the cost of providing products and services and make the products and services of our Connectivity segment less competitive in our core markets, including by making it easier or less expensive for competitors to compete with us. In addition, regulation by United States and foreign government agencies, such as the Committee on Foreign Investment in the United States (“CFIUS”), may impair our ability to raise funds from foreign sources. For example, in July 2017, we terminated our investment agreement with Shareco Group of America, Inc. that we had entered into in late 2016 as a result of the parties’ inability to obtain CFIUS approval.

Regulation by United States government agencies, such as the FAA (which regulates design, production, operations and maintenance under the United States’ international regulatory jurisdiction), the FCC (which regulates the United States telecommunications industry), the FTC (which regulates competition and consumer protection) and their foreign equivalents may increase our costs of providing services, may require us to change our services, or, if we are not in compliance with relevant requirements, may lead to costly regulatory enforcement actions against us that can result in the imposition of significant penalties.

Our Connectivity segment is subject to extensive regulation by U.S. and foreign government agencies. The U.S. government agency that has primary regulatory authority over our operations is the FAA. Similar government agencies in foreign countries also exercise regulatory oversight over our business operations. The commercial and private aviation industries, including civil aviation manufacturing and repair industries, are highly regulated by the FAA. FAA certification is (and similar certification in foreign countries may be) required for all equipment that we install on commercial aircraft, and certain of our operating activities require that we obtain FAA certification or similar foreign certifications as a parts manufacturer. For example, in the United States, FAA approvals required to operate our Connectivity segment include STCs and Parts Manufacturer Approvals (“PMAs”). Obtaining STCs and PMAs is an expensive and time-consuming process that requires significant expenditures of time and resources. Any inability to obtain, delay in obtaining, or change in, needed FAA certifications or their foreign equivalents, authorizations or approvals could have an adverse effect on our ability to meet the installation commitments of our Connectivity segment, to manufacture and sell parts for installation on aircraft, or to expand our business and could, therefore, materially adversely affect our growth prospects, business and operating results. If we fail to comply with the many regulations and standards that apply to our activities, we could lose our FAA certifications or their foreign equivalents, authorizations or other approvals on which the manufacturing, installation, maintenance, preventive maintenance and alteration capabilities of our Connectivity segment rely. In addition, the FAA and other similar government agencies may adopt new regulations or amend existing regulations. These government agencies could also change their policies regarding the delegation of compliance determinations to private companies (as opposed to government agencies) (which private companies we currently engage for these services), which could adversely affect our business. To the extent that any such new regulations or amendments to existing regulations or policies apply to our activities, they would generally increase our costs of compliance.

We are also subject to the rules and regulations of the FCC and similar rules and regulations in foreign countries. For example, as part of our authorization to provide satellite-based Wi-Fi services in our Connectivity segment, we have licenses from the FCC that obligate us to comply with various technical, operational and service requirements specifically identified in such licenses as well as other rules and regulations promulgated by the FCC. Our Connectivity business could in the future become subject to the laws and regulations in the United States applicable to mass-market retail providers of broadband Internet access services, and pursuant to an agreement with U.S. federal law enforcement agencies, our aviation connectivity operations must comply with the Communications Assistance for Law Enforcement Act of 1994 (“CALEA”), under which communications carriers and some other service providers must ensure that their equipment, facilities and services can accommodate technical capabilities in executing authorized wiretapping and other electronic surveillance. Many non-U.S. countries have similar lawful-intercept requirements. Other portions of our Connectivity business may also be subject to CALEA. We could be subject to an enforcement action by the FCC and other U.S. and foreign telecommunications regulators or law enforcement agencies for our failure to satisfy any of these laws, regulations and commitments, or these laws and regulations may change in a manner adverse to us. This could subject us to fines, cease and desist orders, loss of licenses and other penalties, as well as increased compliance burdens and costs, all of which could adversely affect our business.

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

Changes in government regulation of the Internet, including e-commerce or online video distribution, may cause us to change our Connectivity operations and incur greater operating costs in order to maintain compliance.

The current legal environment for Internet communications, products and services is uncertain and subject to statutory, regulatory or interpretive change. Certain laws and regulations applicable to our Connectivity segment often do not contemplate or address specific issues associated with those technologies, and regulators may disagree with our interpretations of existing laws or regulations or the applicability of existing laws or regulations to our business, and existing laws, regulations and interpretations may change in unexpected ways. We cannot be certain what positions regulators may take regarding our compliance with, or lack of compliance with, current and future legal and regulatory requirements or what positions regulators may take regarding any past or future actions that our Connectivity segment has taken or may take in any jurisdiction. Regulators may determine that we are not in compliance with legal and regulatory requirements, and impose penalties, or we may need to make changes to our connectivity system, which could be costly and difficult or could result in lower revenues. Our failure, or the failure of our vendors and media partners, customers and others with whom we transact business, to comply with legal or regulatory requirements could materially adversely affect our business, financial condition and results of operations.

The international sales and operations of our business are subject to extensive trade, export, anti‑money laundering, foreign corrupt practices and data protection laws.

We must comply with all applicable export control laws and regulations of the United States and other countries. U.S. laws and regulations applicable to it include the Arms Export Control Act, the International Traffic in Arms Regulations (“ITAR”), the Export Administration Regulations (“EAR”) and the trade sanctions laws and regulations administered by the U.S. Department of the Treasury’s Office of Foreign Assets Control (“OFAC”) as well as various anti-bribery, anti-corruption and data privacy laws. The export of certain of our satellite hardware, services and technical data relating to satellites may in the future be regulated by the U.S. Department of State under ITAR. Other products and services we provide are controlled for export by the U.S. Department of Commerce under the EAR. We also cannot provide services to certain countries subject to U.S. trade sanctions unless we first obtain the necessary authorizations from OFAC. In addition, we are subject to the Foreign Corrupt Practices Act, which generally bars bribes or unreasonable gifts to foreign governments or officials. A substantial portion of our business is with airlines and non-governmental organizations, which constitute “government officials” for many anti-bribery laws in many jurisdictions, which could increase the risk of potential anti-corruption compliance issues. Violations of these laws or regulations could result in significant sanctions including fines, onerous compliance requirements, extensive debarments from export privileges or loss of authorizations needed to conduct aspects of our international business. We are also subject to the United Kingdom’s new Corporate Criminal Offence of the Failure to Prevent the Facilitation of Tax Evasion based on our large UK footprint. A violation of any of the regulations described above could materially adversely affect our business, financial condition and results of operations.

As we continue to expand our operations to include a physical international presence, or otherwise expand our collection of personally identifiable information of residents in other countries, we may be subject to the data protection regulations of the relevant countries. On April 27, 2016, the European Union adopted the General Data Protection Regulation (“GDPR”), scheduled to take effect on May 25, 2018, which may result in even more restrictive privacy-related requirements for entities outside the European Union that process personally identifiable information about European data subjects. Penalties for non-compliance with the GDPR are considerable, allowing E.U. regulators to impose a monetary penalty of up to 4% of an entity’s annual global turnover or €20 million, whichever is greater. In addition, certain countries have laws which restrict the transfer of personally identifiable information outside of such countries. For example, both Switzerland and the member states of the European Union impose restrictions on transferring data to countries that they do not deem to offer a similar standard of protection as they require. The United States is a jurisdiction whose processes these countries do not deem adequate for purposes of cross-border personal data transfers.

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

We and certain of our former officers and directors are named as defendants in certain purported stockholder class action lawsuits. Specifically, on February 23, 2017 and on March 17, 2017, following the Company’s announcement that it anticipated a delay in its 2016 Form 10-K filing and that its former CEO Dave Davis and former CFO Tom Severson would separate from the Company, three putative securities class action lawsuits were filed in United States District Court for the Central District of California. These lawsuits allege violations of Sections 10(b) and 20(a) of the Securities Exchange Act against the Company, Mr. Davis, Mr. Severson and Michael Zemetra (who was our CFO prior to Mr. Severson). The plaintiffs voluntarily dismissed two of these lawsuits. The third lawsuit, brought by putative stockholder M&M Hart Living Trust and Randi Williams (the “Hart complaint”), alleges that the Company and the other Defendants made misrepresentations and/or omitted material information about the EMC Acquisition in July 2016, the Company’s projected financial performance and synergies following that acquisition, and the impact of that acquisition on the Company’s internal controls over financial reporting. Plaintiffs seek unspecified damages, attorneys’ fees and costs. On November 30, 2017, the plaintiffs filed a motion to alter or amend the Court’s previous judgment of dismissal to permit them to file a further amended complaint. On January 8, 2018 the Court denied the plaintiffs’ motion to alter or amend the previous judgment. On January 29, 2018, the plaintiffs filed a notice of appeal to the United States Court of Appeals for the Ninth Circuit from the Court’s denial of the plaintiffs’ motion to alter or amend the judgment. We intend to vigorously defend ourselves against this claim.

We incurred costs to defend such lawsuits and may incur additional costs to defend and/or settle similar matters. In addition, we may be required to pay substantial damages in connection with these matters if we do not ultimately prevail. Further, these lawsuits divert the attention of our management and consume other resources. Our directors’ and officers’ liability insurance may not be adequate to cover our obligations to indemnify our directors and officers, fund a settlement of these lawsuits or pay an adverse judgment. We are currently unable to estimate the possible loss or possible range of loss, if any, associated with these lawsuits, in part because the outcome of the foregoing matters is inherently uncertain. An unfavorable outcome from the lawsuits could have a material adverse effect on our consolidated financial position, results of operations, future cash flows or future reputation.

In addition to the lawsuit described above, we and our current and/or former officers and directors may face additional suits from stockholders in the future. Any such suits may similarly cause us to incur substantial costs, result in management distraction, and expose us to significant damages. There can be no assurance that we will prevail in any such litigation, and any adverse outcome of such cases could have a material adverse effect on our reputation, business and results of operations.

Our potential indemnification obligations and limitations of our director and officer liability insurance could result in significant legal expenses or damages and could have a material adverse effect on our reputation, business and results of operations.

Both current and former officers and members of our Board of Directors (the “Board”), as individual defendants, could be the subject of lawsuits related to the Company. Under Delaware law, our by-laws and certain indemnification agreements, we may have an obligation to indemnify both current and former officers and directors in relation to these matters. If the Company incurs significant uninsured indemnity obligations, our indemnity obligations could have a material adverse effect on our reputation, business and results of operations.

Risks Related to Our Indebtedness

Our substantial indebtedness may limit cash flow available to invest in the ongoing needs of our business and subjects us to various reporting and financial covenants that we may be unable to comply with and the failure to remain in compliance with those covenants could adversely affect our business and financial condition.

We currently have a significant amount of indebtedness and could in the future incur additional indebtedness. Our substantial debt combined with our other financial obligations and contractual commitments, as well as significant expenses in connection with our efforts to remediate material weaknesses in our internal control over financial reporting, could have significant adverse consequences on our business and financial condition. For example:

•
If we fail to meet payment obligations or otherwise default under our debt, the lenders will have the right to accelerate the indebtedness and exercise other rights and remedies against us. We do not expect that we could repay all of our outstanding indebtedness if the repayment of such indebtedness was accelerated.

•
We are required to comply with a financial covenant that requires us to maintain, as of the last day of each fiscal quarter, a maximum consolidated first lien net leverage ratio (the “Leverage Ratio”), as calculated under our senior secured credit agreement entered into on January 6, 2017 (as amended, the “2017 Credit Agreement”). If our Leverage Ratio is greater than 3.5x, we are restricted from incurring additional indebtedness under our revolving credit facility.

•
Our ability to obtain additional financing to fund future working capital needs, capital expenditures, acquisitions and other general corporate requirements could be limited. If we are unable to raise additional capital if required, it could affect our liquidity, business, financial condition, results of operations and cash flows. In addition, our ability to borrow additional amounts under our revolving credit facility, which is a significant source of liquidity, is subject to the absence of defaults and our ability to make certain representations and warranties. Failure to meet our borrowing conditions under our revolving credit facility could materially and adversely impact our liquidity.

•
Our debt imposes operating and financial covenants and restrictions on us, and compliance with such covenants and restrictions may adversely affect our ability to incur additional debt at favorable rates, or at all, to adequately finance our operations or capital needs, pursue attractive business opportunities that may arise, redeem or repurchase capital stock, pay dividends, sell assets and make capital expenditures.

•
Our failure to comply with the covenants in our 2017 Credit Agreement and the securities purchase agreement governing our Second Lien Notes due June 30, 2023 (the “Second Lien Notes”), which include covenants requiring us to timely file our audited and unaudited financial statements, could result in an event of default on our debt.

•
We could experience increased vulnerability to general adverse economic conditions, including increases in interest rates if our borrowings bear interest at variable rates or if such indebtedness is refinanced at a time when interest rates are higher.

•
We are initially required to pay the interest on our Second Lien Notes in kind and may be required to pay in kind until March 15, 2021, which will increase the outstanding principal amount on such notes and further increase our substantial indebtedness.

Shortly following the filing of this Form 10-K, we will be required (under the terms of the Second Lien Notes) to repay approximately $79.9 million in outstanding revolving credit loans (which figure includes interest thereon) under our 2017 Credit Agreement. We intend to satisfy our current and future debt service obligations with our existing cash and cash equivalents and cash generated from our normal operations, and if required, funds from external sources. However, we may not generate sufficient funds from our operations or may be unable to arrange for additional financing to pay the amounts due under our existing debt. Funds from external sources may not be available on acceptable terms, if at all. In the event of an acceleration of amounts due under our debt instruments as a result of an event of default, including upon a failure to pay any amount due or upon an acceleration event on our other debt instruments (such as on our convertible notes described below), we may not have sufficient funds or may be unable to arrange for additional financing to repay our indebtedness or to make any accelerated payments.
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

We may not have the ability to repay the principal amount of our Second Lien Notes at their maturity, to make the cash interest payments on such notes when due or to raise the funds necessary to repurchase our Second Lien Notes upon a change of control.

On March 27, 2018, we issued $150.0 million aggregate principal amount of our Second Lien Notes due 2023. Interest on our Second Lien Notes is initially payable in kind (compounded semi-annually) at a rate of 12.0% per annum. Interest will automatically convert to accruing cash pay interest at a rate of 10.0% per annum upon the earlier of (i) March 15, 2021 and (ii) on the last day of the first fiscal quarter in which our Leverage Ratio has decreased to 3.39x. While interest on our Second Lien Notes is paid in kind, the outstanding principal amount on such notes will increase and our 2017 Credit Agreement restricts us from voluntarily making cash payments on our Second Lien Notes (including interest thereon). Upon a change of control (as defined in the securities purchase agreement governing our Second Lien Notes), we must offer to repurchase the Second Lien Notes from the noteholders at a price in cash equal to 101% of the principal amount of such notes, plus accrued and unpaid interest. At maturity, the entire outstanding principal amount of, plus accrued and unpaid interest on, our Second Lien Notes will become due and payable by us. Our Second Lien Notes are guaranteed by each of our subsidiaries that guarantees our 2017 Credit Agreement.

We may not have sufficient funds or be able to obtain financing on favorable terms, or at all, at the time we are required to begin making cash interest payments on our Second Lien Notes, repay such notes upon maturity or repurchase such notes upon a change of control. In addition, our ability to repurchase our Second Lien Notes or make cash interest payments on them may be limited by agreements governing our indebtedness (such as our 2017 Credit Agreement). Our inability to make any cash payments that may be required to satisfy the obligations described above would trigger an event of default under our Second Lien Notes, which in turn could constitute an event of default under our other outstanding indebtedness, thereby potentially resulting in the acceleration of certain of such indebtedness, the prepayment of which could further restrict our ability to satisfy such cash obligations, and cause our lenders and debtholders to foreclose upon the assets securing our Second Lien Notes and certain other indebtedness.

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

As of December 31, 2017, we had outstanding approximately $82.5 million in aggregate principal amount of 2.75% Convertible Senior Notes due 2035 (the “convertible notes”). At maturity, the entire outstanding principal amount of our convertible notes will become due and payable by us. Upon the occurrence of a “fundamental change” (as defined in the indenture for the convertible notes) (including among other things, if our common stock ceases to be listed or quoted on Nasdaq) or upon each of February 20, 2022, February 22, 2025 and February 22, 2030, holders of convertible notes will also have the right to require us to repurchase all or a portion of their convertible notes at a repurchase price equal to 100% of the principal amount of our convertible notes to be repurchased, plus accrued and unpaid interest, if any, and any additional amounts that may be required under the agreements governing such notes. In addition, upon conversion of our convertible notes, unless we elect to deliver solely shares of our common stock to settle such conversion (other than paying cash in lieu of delivering any fractional share), we will be required to make cash payments in respect of our convertible notes being converted. However, we may not have sufficient funds or be able to obtain financing at favorable terms, or at all, at the time we are required to repay the principal amount of our convertible notes, make repurchases of our convertible notes or settle conversions of our convertible notes. In addition, our ability to repurchase our convertible notes may be limited by law, regulatory action or agreements governing our indebtedness.

Furthermore, certain transactions or events that would give holders of our convertible notes the right to put our convertible notes back to us or to convert our convertible notes with an increased conversion rate may constitute events of default under our 2017 Credit Agreement. Our failure to repay the principal amount of our convertible notes, repurchase convertible notes at a time when the repurchase is required by the indenture (including, among other things, if our common stock ceases to be listed or quoted on Nasdaq), or to settle conversions of our convertible notes would constitute a default under the indenture. A default under the indenture or the fundamental change itself could also lead to a default under our other debt agreements (such as our 2017 Credit Agreement) or agreements governing our outstanding and future indebtedness. If the repayment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness and repurchase our convertible notes or make cash payments upon conversion thereof.

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

The fundamental change repurchase feature of the indenture governing our convertible notes, as well as the change of control repurchase feature of the securities purchase agreement governing our Second Lien Notes, may increase the price of or prevent an otherwise beneficial takeover attempt of us.

The indenture governing our convertible notes requires us to repurchase our convertible notes for cash upon the occurrence of a fundamental change and, in certain circumstances, to increase the conversion rate for a holder that converts its notes in connection with a make-whole fundamental change. In addition, the securities purchase agreement governing our Second Lien Notes and the indenture governing our convertible notes require us to repurchase such notes for cash upon the occurrence of a change of control. A takeover may trigger the requirement that we repurchase one or both of our Second Lien Notes and our convertible notes and/or increase the conversion rate on our convertible notes, which could make it more costly for a potential acquirer to engage in a combinatory transaction with us. Such additional costs may have the effect of preventing a Company takeover that would otherwise be beneficial to investors.

Exercise or conversion of our Searchlight warrants and/ or convertible notes may dilute the ownership interest of our existing stockholders, including holders who had previously converted their notes, or may otherwise depress the price of our common stock.

On March 27, 2018, we issued an affiliate of Searchlight Capital (“Searchlight”) warrants to acquire an aggregate of 18,065,775 shares of our common stock at an exercise price of $0.01 per share and warrants to acquire an aggregate of 13,000,000 shares of our common stock at an exercise price of $1.57 per share. If our common stock hits certain trading price targets, the warrants will be exercisable as early as January 1, 2021 and expire on March 27, 2028. The exercise of some or all of the warrants and/or the conversion of some or all of our convertible notes (if we deliver shares upon conversion of any of such convertible notes) will dilute the ownership interests of existing stockholders. The dilution from any warrant exercise and/ or conversion of our convertible notes could be substantial. Any sales in the public market of the common stock issuable upon such exercise or conversion or any anticipated sales upon exercise of the warrants or conversion of our convertible notes into shares of our common stock could adversely affect prevailing market prices of our common stock. These factors also could make it more difficult for us to raise funds through future offerings of common stock, warrants or convertible securities, and could adversely impact the terms under which we could obtain additional equity capital. In addition, the existence of our convertible notes may encourage short selling by market participants because the conversion of our convertible notes could be used to satisfy short positions.

Risks Related to Our Common Stock

Although we are currently compliant with Nasdaq rules, we have not been in compliance with Nasdaq rules in the past. If we are unable to remain in compliance with Nasdaq rules, such as if our stock price falls below $1.00 per share for 30 consecutive days, Nasdaq may determine to delist our common stock. A delisting would give rise to a repurchase obligation under the indenture for our convertible notes and could have an adverse impact on the trading volume, liquidity and market price of our common stock.

In 2017, we received several notifications from the Listing Qualifications Department of The Nasdaq Stock Market LLC stating that we were in continued noncompliance with Nasdaq Listing Rule 5250(c)(1) because we failed to timely file our 2016 Form 10-K and Quarterly Reports on Form 10-Q for the fiscal quarters ended March 31, 2017, June 30, 2017 and September 30, 2017 (collectively, the “2017 Quarterly Reports”). We filed our 2016 Form 10-K and 2017 Quarterly Reports within the extension period that we requested from Nasdaq, and Nasdaq confirmed that we regained compliance in February 2018. However, if we are unable to timely file our periodic reports in the future, or fail to comply with any other Nasdaq rules, such as if our stock price falls below $1.00 per share for 30 consecutive days, then Nasdaq may decide to delist our securities.

If our common stock ceases to be listed or quoted on Nasdaq, this would constitute a “fundamental change”, as defined in the indenture governing our convertible notes, pursuant to which the holders of convertible notes would have the right to require us to repurchase all or a portion of their convertible notes at a repurchase price equal to 100% of the principal amount of our convertible notes to be repurchased. We may not have sufficient funds or be able to obtain financing if we are required to repurchase the convertible notes, which could cause us to default under the indenture. A default under the indenture would also cause an event of default under our 2017 Credit Agreement, which, at the election of the requisite majority of lenders, could cause all outstanding indebtedness under our 2017 Credit Agreement to become immediately due and payable. An acceleration under the indenture would also cause an event of default under our Second Lien Notes, which, at the election of the requisite majority of holders, could cause all outstanding indebtedness under our Second Lien Notes to become immediately due and payable.

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

As a result of the delayed filing of our periodic reports with the SEC, we will not be eligible to register the offer and sale of our securities using a registration statement on Form S-3 until December 2018, at the earliest (and assuming we continue to remain timely in our SEC reporting). Should we wish to register the offer and sale of our securities to the public prior to the time we are eligible to use Form S-3, both our transaction costs and the amount of time required to complete the transaction could increase, making it more difficult to execute any such transaction quickly and successfully, and as a result potentially harming our financial condition.

The interests of our largest securityholders may conflict with our interests and the interests of our other stockholders.

Based on the information available to us, PAR Investment Partners, L.P. (“PAR”) beneficially owned approximately 32.5% of our outstanding common stock as of December 31, 2017, and was our largest stockholder on that date; and entities affiliated with ABRY Partners beneficially owned approximately 10.6% of our outstanding common stock as of that date. In addition, affiliates of Searchlight hold all of our outstanding Second Lien Notes and warrants to purchase up to an aggregate of 31,065,775 shares of our common stock as described above under the risk factor entitled “Exercise or conversion of our Searchlight warrants and/or convertible notes may dilute the ownership interest of our existing stockholders, including holders who had previously converted their notes, or may otherwise depress the price of our common stock.” As such, our securities are highly concentrated within a limited group of large securityholders. Furthermore, in connection with Searchlight’s purchase of our warrants, we agreed to allow Searchlight to nominate two directors to our Board. Searchlight will continue to have the right to nominate one or two members of our Board (according to a formula based on the number of warrants and/or shares that it holds) so long as it holds at least 25% of the $0.01 exercise price warrants that it originally acquired (and/or the shares issued upon exercise of such warrants).

Because of this concentration of ownership and the presence of Searchlight’s nominees on our Board, our largest securityholders may have significant influence over us. These securityholders may have the ability to influence the nomination and election of our directors and the outcome of corporate actions of the Company requiring stockholder approval, including approval of significant corporate transactions. This concentration of ownership, as well as Searchlight’s right to demand repayment of our Second Lien Notes upon a change of control, may have the effect of delaying or preventing a change in control and might adversely affect the market price of our common stock. The interests of these securityholders may conflict with our interests or those of other stockholders.

The market price of our securities may be volatile and may decline as a result of a number of factors, some of which are beyond our control.

Our stock price has declined significantly over the last 24 months (i.e., by more than 83.3% over that time period and by more than 62.3% in the last 12 months) and is volatile. Any of the factors listed below could have a further adverse effect on an investment in our securities, and our securities may trade at prices significantly below the price that you paid for them. In such circumstances, the trading price of our securities may not recover and may experience a further decline. Factors that may affect the trading price of our securities in the future may include:

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

The trading market for our common stock will be influenced by the research and reports that industry or securities and credit-ratings analysts may publish about us, our business, our market or our competitors. If insufficient securities or industry analysts cover us, our stock price and trading volume would likely be negatively impacted. If any of the analysts covering us change their recommendation regarding our stock adversely, or provide more favorable relative recommendations about our competitors, the price of our common stock would likely decline. If any analyst who covers us were to cease coverage of us or fail to regularly publish reports on us, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline.

Anti-takeover provisions contained in our certificate of incorporation and by-laws, as well as provisions of Delaware law, could impair a takeover attempt.

Our charter and by-laws contain provisions that could have the effect of delaying or preventing changes in control or changes in our management without the consent of our Board. These provisions include:

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

•
the requirement that an annual meeting of stockholders may be called only by the chair of the Board, the chief executive officer, or the Board, which may delay the ability of our stockholders to force consideration of a proposal or to take action, including the removal of directors;

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

These provisions, alone or together, could delay hostile takeovers and changes in control of the Company or changes in our management. In addition, given concentrated holdings at our largest shareholders, any takeover or change in control may be difficult without their support.

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

To the extent that we need to raise additional capital in the future and we issue additional shares of common stock, warrants or other securities convertible or exchangeable for our common stock, our then existing stockholders may experience dilution and the new securities may have rights senior to those of our common stock. The issuance of such additional common stock, warrants or other convertible or exchangeable securities could cause a decline in the market price of our common stock, which could adversely affect investors’ ability to sell shares in the market or our ability to raise additional capital on favorable terms, or at all, in the future or both. Our charter authorizes our Board to issue one or more series of preferred stock and set the terms of the preferred stock without seeking any further approval from our stockholders. Any preferred stock that is issued may rank ahead of our common stock in terms of dividends, liquidation rights or voting rights. If we issue preferred stock, it may adversely affect the market price of our common stock.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None.

ITEM 2.    PROPERTIES

The following table sets forth certain information concerning our principal properties related to our Connectivity and Media & Content segments and our administrative functions (“Corporate”) as of December 31, 2017. We own and lease facilities in the U.S. and abroad. We believe that our facilities are well maintained and are sufficient to meet our current and projected needs.

Location	Segment(s)	Square Footage	Description / Lease Expiration Date
Los Angeles, CA, USA	Corporate / Media & Content	21,312	Leased office space / July 31, 2022
Vaughan, ON, Canada	Media & Content	10,200	Leased office space / December 31, 2022
Lombard, IL, USA	Connectivity	23,320	Leased office space / February 28, 2025
Irvine, CA, USA	Media & Content	22,000	Leased office space / March 31, 2024
Montreal, QC, Canada	Media & Content/ Connectivity	22,305	Leased office space / June 30, 2025
Sundsvall, Sweden	Connectivity	14,100	Leased office space / September 30, 2019
Mumbai, India	Media & Content	13,278	Leased office space / June 21, 2101
Knutsford, United Kingdom	Media & Content	13,533	Owned building / mortgage to be paid off in 2032
Kapolei, Hawaii, USA	Connectivity	113,118	Leased teleport facility / July 31, 2019
Holmdel, NJ, USA	Connectivity	114,913	Leased teleport facility / December 31, 2023
Miramar, FL, USA	Connectivity	53,342	Leased office space / December 31, 2019

ITEM 3.    LEGAL PROCEEDINGS

Certain legal proceedings in which we are involved are discussed in Note 10. Commitments and Contingencies, to the consolidated financial statements included in Item 15. Exhibits and Financial Statement Schedules, and are incorporated herein by reference.

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

Year Ended December 31, 2017	High	Low
Fourth Quarter	$3.53	$1.85
Third Quarter	$3.72	$2.45
Second Quarter	$3.56	$2.78
First Quarter	$6.79	$2.92

Year Ended December 31, 2016	High	Low
Fourth Quarter	$9.65	$6.15
Third Quarter	$9.13	$6.61
Second Quarter	$9.00	$6.18
First Quarter	$10.40	$7.94

Holders of Record

As of March 14, 2018, there were 90,801.077 shares of our common stock outstanding, which were held by approximately 91 stockholders of record, as reported by our transfer agent (excluding 3,053,634 shares of common stock held by our wholly-owned subsidiary). The number of holders of record does not include a substantially greater number of “street name” holders or beneficial holders of our common stock whose shares are held of record by banks, brokers and other financial institutions.

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

We did not purchase any of our equity securities in the fourth quarter of 2017.

Securities Authorized for Issuance Under Equity Compensation Plans

See Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters for important information regarding securities authorized for issuance.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Offerings

None.

Performance Graph

The following graph and table show comparison of the cumulative total stockholder return on our common stock with the cumulative total return of the Russell 2000 Index and the Standard & Poor’s 500 Stock Index (S&P 500 Index) for the five years ended December 31, 2017. The graph and table assume that $100 was invested on the last day of trading for the fiscal year December 31, 2012 in our common stock, the Russell 2000 Index, and the S&P 500 Index, and that all dividends were reinvested.

Comparison of Five-Year Cumulative Return for Global Eagle, the Russell 2000 Index and the S&P 500 Index

$200
$180
$160
$140
$120
$100
$80
$60
$40
$20
$0
2012
2013
2014
2015
2016
2017
Global Eagle (ENT)
S&P 500 Index (SPX)
Russell 2000 Index (RUT)

	December 31,
	2012	2013	2014	2015	2016	2017
Global Eagle Entertainment Inc.	$100.00	$149.15	$136.51	$99.00	$64.79	$22.97
Russell 2000 Index	$100.00	$137.00	$141.84	$133.74	$159.78	$180.79
S&P 500 Index	$100.00	$129.60	$144.36	$143.31	$156.78	$187.47

The material in this performance graph is not soliciting material, is not deemed filed with the SEC, and is not incorporated by reference in any of our filings under the Securities Act or the Securities Exchange Act of 1934, as amended (the “Exchange Act”), whether made on, before or after the date of this filing and irrespective of any general incorporation language in such filing.

ITEM 6.    SELECTED FINANCIAL DATA

The Consolidated Statements of Operations data for the years ended December 31, 2017, 2016, 2015, 2014, and 2013 and the Consolidated Balance Sheet data as of December 31, 2017, 2016, 2015, 2014, and 2013 are derived from our audited consolidated financial statements included in Item 15. Exhibits and Financial Statement Schedules and previous Annual Reports on Form 10-K. See the explanatory notes to the table for further information.

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

	Year Ended December 31,
	2017	2016 (1)	2015 (2)	2014 (3)	2013 (4)
Consolidated Statements of Operations Data:
Revenue	$619,469	$529,755	$426,030	$387,735	$259,722
Cost of sales	462,120	365,470	279,156	281,873	197,938
Gross Margin	157,349	164,285	146,874	105,862	61,784
Operating expenses:
Sales and marketing expenses	40,938	30,941	17,705	13,287	10,330
Product development	35,608	37,718	28,610	23,010	9,068
General and administrative (5)	148,221	115,195	78,126	69,743	70,629
Provision for legal settlements (5)	1,435	43,446	4,250	8,030	—
Amortization of intangible assets	43,955	35,648	26,994	24,552	17,281
Goodwill impairment (7)	167,000	64,000	—	—	—
Restructuring charges	—	—	—	4,223	—
Total operating expenses	437,157	326,948	155,685	142,845	107,308
Loss from operations	(279,808)	(162,663)	(8,811)	(82,989)	(45,524)
Other income (expense):
Interest (expense) income, net	(58,454)	(18,198)	(2,492)	88	(2,417)
Loss on extinguishment of debt (8)	(14,389)	—	—		—
Income (loss) from equity method investments including impairment losses (6)(9)	(12,424)	3,829	—	(1,500)	—
Change in fair value of derivatives	3,510	25,515	11,938	(6,955)	(63,961)
Other expense, net (6)	(436)	(6,326)	(1,140)	(1,270)	(1,000)
Loss before income taxes	(362,001)	(157,843)	(505)	(46,620)	(112,902)
Income tax (benefit) expense	(4,887)	(44,911)	1,621	10,574	1,839
Net loss	(357,114)	(112,932)	(2,126)	(57,194)	(114,741)
Net income attributable to noncontrolling interest	—	—	—	194	290
Net loss attributable to Global Eagle Entertainment Inc. common stockholders	$(357,114)	$(112,932)	$(2,126)	$(57,388)	$(115,031)

Net loss per share:
Basic	$(4.07)	$(1.39)	$(0.03)	$(0.78)	$(2.17)
Diluted	$(4.07)	$(1.39)	$(0.18)	$(0.78)	$(2.17)

Weighted average shares outstanding:
Basic	87,733	81,269	77,558	73,300	53,061
Diluted	87,733	81,269	78,394	73,300	53,061

	December 31,
	2017	2016 (1)	2015 (2)	2014 (3)	2013 (4)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$48,260	$50,686	$223,552	$197,648	$258,796
Working capital (deficit)(10)	$(11,261)	$(7,537)	$193,293	$146,028	$169,558
Total assets (11)	$860,584	$1,099,435	$637,861	$533,595	$578,883
Long term liabilities (10)	$646,624	$539,301	$118,185	$46,654	$39,577
Total stockholders' equity (deficit)	$(25,475)	$298,997	$353,761	$312,629	$356,184

(1)
The presented financial information as of and for the year ended December 31, 2016 includes the financial information and activities of our acquired EMC business for the period July 27, 2016 to December 31, 2016.

(2)
The presented financial information as of and for the year ended December 31, 2015 includes the financial information and activities of Western Outdoor Interactive Private Limited (“WOI”) (now part of our Media & Content segment) and certain assets and assumed certain liabilities of RMG Networks Holding Corporation (“RMG”) (now part of our Media & Content segment) for the period July 1, 2015 to December 31, 2015 and Marks Systems, Inc. (or “masFlight”) and NavAero Holding AB (“navAero”) (now part of our Connectivity segment) for the period August 6, 2015 to December 31, 2015.

(3)
The presented financial information as of and for the year ended December 31, 2014 includes the financial information and activities of Purple Inflight Entertainment Private Ltd. (“Purple Inflight Entertainment” or “Purple”) (now part of our Media & Content segment) for the period from August 2, 2014 to December 31, 2014.

(4)
The presented financial information as of and for the year ended December 31, 2013 includes the financial information and activities of Row 44 ( Connectivity segment) for the period January 1, 2013 to December 31, 2013 as well as the financial information and activities of the Company and AIA (now part of Media & Content segment) for the period January 31, 2013 to December 31, 2013, Post Modern Edit, LLC and related entities (“PMG”) (now part of our Media & Content segment) for the period July 9, 2013 to December 31, 2013 and Travel Entertainment Group Equity Limited and subsidiaries (“IFES”) (now part of our Media & Content segment) for the period October 18, 2013 to December 31, 2013.

(5)
General and Administrative expenses for years preceding December 31, 2016, where applicable, have been adjusted to reflect the reclassification of the provision for legal settlements to a separate line item to conform to the presentation for the year ended December 31, 2017 and 2016.

(6)
Other expense, net for the year ended December 31, 2014 has been adjusted to reflect the reclassification of losses from an equity method investment to a separate line item to conform to the presentation for the year ended December 31, 2017.

(7)
During the year ended December 31, 2017 we determined that goodwill relating to our Maritime & Land Connectivity and Aviation Connectivity reporting units was impaired and we recognized an impairment loss of $45.0 million and $44.0 million, respectively. Additionally, during the quarter ended March 31, 2017 we recorded a goodwill impairment loss of $78.0 million in our Maritime & Land Connectivity reporting unit. During the quarter ended December 31, 2016 we recorded an impairment loss of $64.0 million to our Maritime & Land Connectivity reporting unit. See Note 5. Goodwill.

(8)
In January 2017 we entered into a new credit agreement consisting of a $500 million senior secured term loan facility and a five-year $85 million senior secured revolving credit facility and concurrently paid-off in full the indebtedness assumed upon the EMC Acquisition of $412.4 million. In connection with this refinancing transaction we incurred a loss on extinguishment of debt of $14.4 million recorded in the statement of operations during the quarter ended March 31, 2017. See Note 9. Financing Arrangements.

(9)
During the fourth quarter of 2017 we completed an assessment of the recoverability of our equity method investments and determined that the carrying value of our interest in WMS exceeded the estimated fair value of our interest and accordingly we recorded an impairment loss of $16.7 million. See Note 7. Equity Method Investments.

(10)
During the fourth quarter of 2015 we elected to early-adopt the provision of ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes, which simplified the presentation of deferred income taxes by requiring deferred tax assets and liabilities be classified as non-current on the balance sheet. Since this standard was adopted prospectively, the working capital balances for year-end periods preceding December 31, 2015 include the current portion of deferred tax assets and liabilities. The net current deferred tax asset position included above was $4,639 and $2,060 as of December 31, 2014 and 2013, respectively.

(11)
Total assets and total liabilities as of December 31, 2015 have been adjusted retrospectively to reflect our adoption of FASB Accounting Standards Update (“ASU”) No. 2015-03, Interest - Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs, in the first quarter of 2016. This ASU requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with the treatment of debt discount. The adoption of this standard did not affect year end periods presented above preceding December 31, 2015.

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations for the year ended December 31, 2017, and our financial condition at that date, should be read in conjunction with the consolidated financial statements and the notes thereto included in Item 15. Exhibits and Financial Statement Schedules of this Form 10-K. This discussion contains forward-looking statements that reflect our plans, estimates and beliefs and involve numerous risks and uncertainties, including, but not limited to, those described in the “Risk Factors” section of this Form 10-K. Actual results may differ materially from those contained in any forward-looking statements. You should carefully read the “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors” sections of this Form 10-K.

Overview of the Company

We are a leading provider of media and satellite-based connectivity to fast-growing, global mobility markets across air, sea and land. Our principal operations and decision-making functions are located in North America, South America and Europe. Prior to the EMC Acquisition, our business consisted of two operating segments: Content and Connectivity. Following the EMC Acquisition, the acquired EMC business became a third operating segment, which we called Maritime & Land Connectivity, and we renamed our other two segments as Media & Content and Aviation Connectivity. In the second quarter of 2017, we reorganized our business from three operating segments back into two operating segments: Media & Content and Connectivity. However, for purposes of our goodwill impairment testing, we continue to have three separate reporting units: Aviation Connectivity, Maritime & Land Connectivity and Media & Content. This Form 10-K, including our financial results, reflects our revised segment structure consisting of these two operating segments: Media & Content and Connectivity. Accordingly, our results for 2016 and 2015 presented herein, as pertaining to segment information, have been recast to conform to the current year segment presentation. See “Cautionary Note Regarding Forward-Looking Statements” in Part I. to this Form 10-K and Note 16. Segment Information to our consolidated financial statements included in Item 15. Exhibits and Financial Statement Schedules for further discussion on our operating segments.
We generate revenue primarily through licensing and related services from our Media & Content segment and from the delivery of satellite-based Internet service and content to the aviation, maritime and land markets and the sale of equipment from our Connectivity segment. Our chief operating decision maker regularly analyzes revenue and profit on a segment basis, and our results of operations and pre-tax income or loss on a consolidated basis in order to understand the key business metrics driving our business. Accordingly, we report revenue and gross margin for 2017 for our two segments separately.

For the years ended December 31, 2017, 2016, and 2015, we reported consolidated revenue of $619.5 million, $529.8 million and $426.0 million, respectively. For the years ended December 31, 2017, 2016, and 2015, our Media & Content segment accounted for 48%, 60% and 72% of our total revenue, respectively, and our Connectivity segment accounted for 52%, 40% and 28%, respectively. For the years ended December 31, 2017, 2016, and 2015, one airline customer, Southwest Airlines, accounted for 19%, 22% and 23% of our consolidated revenue, respectively.

Recent Developments

Effective April 1, 2018, our board of directors appointed Jeffrey A. Leddy, our current Chief Executive Officer (“CEO”), to the newly created position of Executive Chairman of the Company and has appointed Joshua B. Marks to replace Mr. Leddy as CEO. Both Mr. Leddy, as Executive Chairman, and Mr. Marks, as CEO, report directly to the board of directors. Also effective on that date, Mr. Leddy became Chairman of the Board, and Mr. Marks joined our board of directors as a Class I director. As Chair of the Board, Mr. Leddy succeeded Edward L. Shapiro, the Board’s current Chairman, and Mr. Shapiro became the Board’s Lead Independent Director.
On March 27, 2018 Searchlight Capital Partners, L.P. (“Searchlight”) invested $150 million of new debt capital into Global Eagle. Searchlight received $150 million aggregate principal amount of the Company’s new second-lien notes due June 30, 2023. The notes include initial payment-in-kind interest at 12% per annum that later converts to payment in cash at 10% per annum. Searchlight received a warrant to purchase approximately 18.1 million shares of Global Eagle common stock for $0.01 per share. This warrant is not exercisable until January 1, 2021, and only then if the 45-day volume weighted average price of the Company’s common stock has been at or above $4.00 per share following the closing. Searchlight also received a “market warrant” to purchase an additional 13.0 million shares of Global Eagle common stock for $1.57 per share. The market warrant is not exercisable until January 1, 2021, and only then if the 45-day volume-weighted average price of the Company’s common stock has been at or above $2.40 per share following the closing. Searchlight may not transfer the notes, the warrants or the shares underlying the warrants to an unaffiliated third party before January 1, 2021.

The net proceeds from the transaction were approximately $142 million, after payment of fees and expenses. We intend to use a portion of the proceeds to repay the full $78 million principal balance on our revolving credit facility, following which the full $85 million facility will remain available. We anticipate using the remaining proceeds for growth initiatives and other general corporate purposes.

See also Note 19. Subsequent Events to our consolidated financial statements for a further description of the Searchlight transaction.

2017 Significant Transactions and Developments

Goodwill Impairment

As of March 31, 2017, we assessed our goodwill for impairment as a result of a significant decline in our market capitalization and lower than expected financial results in our Maritime & Land Connectivity reporting unit during the three months ended March 31, 2017 due to delays in new maritime installations, slower than originally estimated execution of EMC Acquisition-related synergies and other events (e.g., significant management turnover) that occurred in the first quarter of 2017. Given these indicators, we then determined that there was a higher degree of uncertainty in achieving its financial projections for this unit and as such, increased its discount rate, which reduced the fair value of the unit. Effective March 31, 2017 we also adopted ASU 2017-04, Intangibles-Goodwill and Others (Topic 350): Simplifying the Test for Goodwill Impairment, which eliminated Step 2 from the goodwill impairment test, requiring a company to perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. Applying this methodology, we recorded an impairment of $78.0 million in this reporting unit as of March 31, 2017.

For the quarter ended December 31, 2017, we identified a triggering event (i.e., an event that requires us to perform an impairment analysis) due to a further decline in our market capitalization, which we believe was driven by investor uncertainty around our liquidity position and the previous delinquency of our SEC filing status. Consequently, we performed another assessment of the fair value of our three reporting units for the quarter ending December 31, 2017. In performing that reassessment, we adjusted the assumptions used in the impairment analysis and increased the discount rate used in the impairment model, which negatively impacted the fair value of the Maritime & Land Connectivity and Aviation Connectivity reporting units. Following this analysis, we determined that the fair value of the Media & Content reporting unit exceeded its carrying value, while the fair value of the Maritime & Land Connectivity and Aviation Connectivity reporting units were below their carrying values. As such, we recorded impairment charges of $45.0 million and $44.0 million in our Maritime & Land Connectivity and Aviation Connectivity reporting units, respectively, during the fourth quarter of 2017. The key assumptions underlying our valuation model used for accounting purposes, as described above, were updated to reflect the delays in realizing anticipated EMC Acquisition-related synergies that impact both the Maritime & Land Connectivity and Aviation Connectivity reporting units. Additionally, network expansion to meet current and anticipated new customer demand caused a step-up in bandwidth costs in our Maritime & Land and Aviation Connectivity reporting units. Our total goodwill impairment recorded for the full year ended December 31, 2017 was $167.0 million.

Reorganization of our Operating Segments

For fiscal year 2015 and for 2016 until the EMC Acquisition our business consisted of two operating segments: Content and Connectivity. Following the EMC Acquisition, the acquired EMC business became our third operating segment, which we called Maritime & Land Connectivity, and we renamed our other two segments as Media & Content and Aviation Connectivity.

In the second quarter of 2017, however, following changes in our senior management (including our chief operating decision maker) and organizational changes across our business, we reorganized our business from three operating segments back into two operating segments—Media & Content and Connectivity—primarily through integrating the business and operations of our former Aviation Connectivity segment with that of our former Maritime & Land Connectivity segment. Our chief operating decision maker determined this was appropriate based on the similarities and synergies between these two segments relating to satellite bandwidth and equipment used in those businesses as well as on our restructured reporting lines across our business departments.

Payment of EMC Deferred Consideration

On July 27, 2017, we elected to settle the EMC deferred consideration in shares of common stock, and issued 5,080,049 shares of its common stock to the EMC seller in satisfaction thereof and in accordance with the EMC purchase agreement. See Note 3. Business Combinations to our consolidated financial statements contained herein for a discussion of this deferred consideration.
Nasdaq Listing
Upon the filing of our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2017, June 30, 2017 and September 30, 2017, which we filed concurrently on January 31, 2018, we regained compliance with the continued listing requirements of Nasdaq and the terms of an extension that Nasdaq previously granted us to retain that compliance. However, if we are unable to timely file our periodic SEC reports in the future, or fail to comply with any other Nasdaq rules, such as if our stock price falls below $1.00 per share for 30 consecutive days, then Nasdaq may again initiate delisting proceedings against us. Further, if our common stock ceases to be listed on Nasdaq, this would constitute a “fundamental change” under the indenture governing our outstanding 2.75% convertible senior notes due 2035, and the holders of such notes would have the right to require us to repurchase (in cash) all or a portion of their notes at a repurchase price equal to 100% of the principal amount of our convertible notes that they tender for our repurchase.
Recent U.S. Tax Legislation
In December 2017, the United States enacted new U.S. federal tax legislation known as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act significantly revises the U.S. corporate income tax regime by, among other things, lowering corporate income tax rates, implementing a territorial tax system and imposing a repatriation tax on deemed repatriated earnings of foreign subsidiaries.

The Tax Act also adds many new provisions including changes to bonus depreciation, the deduction for executive compensation and interest expense, a tax on global intangible low-taxed income (GILTI), the base erosion anti-abuse tax (BEAT) and a deduction for foreign-derived intangible income (FDII). Many of these provisions, including the tax on GILTI, the BEAT, and the deduction for FDII, do not apply to the Company until 2018. The Company is assessing the impact of the provisions of the Act which do not apply until 2018.

On December 22, 2017, Staff Accounting Bulletin No. 118 ("SAB 118") was issued to address the application of generally accepted accounting principles in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the 2017 Tax Act.

In accordance with SAB118, we have estimated the impacts of the Tax Act using information known or knowable at this time, including an income tax benefit of $4.6 million in the year ended December 31, 2017 reflecting the revaluation of our net deferred tax liability based on a U.S. federal tax rate of 21 percent and no estimated tax impact related to the estimated repatriation toll charge of $41.9 million, fully offset by the current year net operating loss and corresponding release of valuation allowance. Our management is still evaluating the effects of the Tax Act provisions, and the assessment does not purport to disclose all change of the Tax Act that could have material positive or negative impacts on our current or future tax positions.

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
ASU 2014-09, Revenue from Contracts with Customers (Topic 606) Adoption
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which will supersede nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of the guidance is that an entity should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which we expect to be entitled in exchange for those goods or services. Further, the guidance requires improved disclosures to help users of financial statements better understand the nature, amount, timing and uncertainty of revenue that is recognized. The original effective date for ASU 2014-09 would have required us to adopt this standard beginning in the first quarter of 2017. In July 2015, the FASB voted to amend ASU 2014-09 by approving a one year deferral of the effective date as well as providing the option to early adopt the standard on the original effective date. Accordingly, the Company will adopt the standard effective the first quarter of 2018. We will adopt the standard under the modified retrospective method with the cumulative effect of adoption being reflected as an adjustment to beginning retained earnings in the Quarterly Report on Form 10-Q for the period ended March 31, 2018.

We continue to dedicate significant resources to the ASU 2014-09 transition project, including engaging third-party service providers to assist in the evaluation and implementation. We are finalizing our evaluation of the adoption impact on our consolidated financial statements. Based on our assessment to date, we believe the following areas may be impacted:

•	We have assessed the number of performance obligations in our contracts with customers and noted no significant changes as compared to unit of accounting under existing revenue guidance.

•
We will be required to use a variable consideration model which requires us to estimate (and constrain) variable service revenue, and allocate total contract consideration among all performance obligations. Additionally, estimates used in the recognition of revenue under the new standard will be updated as new facts and circumstances warrant, which may cause differences in the trend of revenue recognition as compared to that reported under the current standard. The Company expects this change to primarily impact the Connectivity segment.

•
The timing of recognition for certain content licenses will change as the new standard requires us to apply the sales or usage based royalties exception. Compared to existing guidance, revenue recognition will be deferred depending on when the customer’s subsequent sales or usage occurs. Additionally, revenue from games & apps contracts will be accelerated because the new standard changes the requirement for vendor-specific objective evidence, which previously resulted in revenue recognized ratably over the service period. The Company expects these changes to primarily impact the Media & Content segment.

•
Costs to obtain or fulfill a contract with a customer, including costs incurred to service contracts and certain sales commissions, will require capitalization and amortization over the anticipated service period. These include costs to obtain Supplemental Type Certificates (“STCs”), which were previously expensed.

Additionally, the adoption of the standard will result in additional disclosures in our notes to the Consolidated Financial Statements.
Basis of Presentation

The financial statements are presented on a consolidated basis. The financial information presented for the year ended December 31, 2017, which includes a full year of results from the acquired EMC business, is only partially comparable to the financial information presented for the years ended December 31, 2016, which includes the financial information and activities of EMC from the acquisition date (July 27, 2016) to December 31, 2016, and December 31, 2015, which includes financial information and activities of Western Outdoor Interactive Private Limited (“WOI”) (acquired in July 2015) and certain assets and assumed liabilities of RMG Networks Holding Corporation (“RMG”) (also acquired in July 2015), Marks Systems, Inc. (or “masFlight”) and navAero Holding AB (“navAero”) (both acquired in August 2015). The impact of these transactions on comparability should be taken in account when reading the discussion and analysis of our results of operations and cash flows. Furthermore, the presented financial information for the years ended December 31, 2017, 2016 and 2015 also reflect other one-time costs and impairment charges that are directly associated with the business combinations discussed herein.

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

As technology continues to evolve, we believe there are opportunities to expand our services by adding more content in a greater variety of formats. During 2016 and the first quarter of 2017, our former Aviation Connectivity segment, former Maritime & Land Connectivity segment and Media & Content segment were separate platforms, which we reorganized in the second quarter of 2017 into our Media & Content and Connectivity segments. We believe there is an opportunity to increase our revenue by cross-leveraging the services of these segments, including offering a greater variety of premium paid content across our connectivity platform. For example, the EMC Acquisition in July 2016 expanded our connectivity offerings and offered us the ability to provide more content to the maritime and land mobility verticals. Conversely, the evolution of technology presents an inherent risk to our business because our current technology may become obsolete, too expensive and/or outdated.

Media & Content Segment

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

Connectivity Segment

In our Connectivity Segment, the use of our connectivity equipment on our customers’ aircraft is subject to regulatory approvals, such as a Supplemental Type Certificate, or “STC,” that are imposed by agencies such as the Federal Aviation Administration (“FAA”), the European Aviation Safety Agency (“EASA”) and the Civil Aviation Administration of China (“CAAC”). The costs to obtain and/or validate an STC can be significant and vary by plane type and customer location. We have STCs to operate our equipment on several plane types, including Boeing’s 737, 757, 767 and 777 aircraft families, and for the Airbus A320 aircraft family. While we believe we will be successful in obtaining STC approvals in the future as needed, there is a risk that the applicable regulatory agencies do not approve or validate an STC on a timely basis, if at all, which could negatively impact our growth, relationships and ability to sell our connectivity services. To partially address the risk and costs of obtaining STCs in the future, we signed an agreement with Boeing to offer our connectivity equipment on a “line-fit basis” for Boeing’s 737 MAX and 787 models, and our connectivity equipment became available on a line-fit basis in August 2017 as an option on new Boeing 737 MAX airplanes. We also expect to undertake similar line-fit initiatives with other aircraft manufacturers such as Airbus, in the near term. As a result, we expect to continue to incur significant product development expenses in the foreseeable future as we invest in these long-term line-fit opportunities, which we believe will improve our long-term ability to onboard our connectivity equipment on new plane types in a more scalable and cost-effective manner.

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

Our cost of sales, the largest component of our operating expenses, varies from period to period, particularly as a percentage of revenue, based upon the mix of the underlying equipment and service revenue that we generate. Cost of sales also varies period to period as we accommodate the growth of our Connectivity segment. During 2017 and 2016, we continued to increase our investment in satellite capacity over North America and the Middle East to facilitate the growth of our existing and new connectivity customer base, which included purchases of satellite transponders. Depending on the timing of our satellite expenditures, our cost of sales as a percentage of our revenue may fluctuate from period to period.

For the three years in the period ended December 31, 2017, a substantial amount of our Connectivity segment’s revenue was derived from Southwest Airlines, a U.S. based airline. In December 2016, we entered into a new contract with Southwest Airlines that extends the term of services through 2025, and includes a commitment for live television services. Although not required under the new contract, we have continued to install our connectivity systems on additional Southwest Airlines aircraft. Under the new contract, we committed to deploy increased service capacity (and our patented technology) to deliver a significantly enhanced passenger experience. Starting on July 1, 2017, we transitioned to a “monthly recurring charge” revenue model with Southwest Airlines that provides us with long-term revenue visibility. The new contract also provides for additional rate cards for ancillary services and the adoption of a fleet management plan.

We plan to further expand our connectivity operations internationally to address opportunities in non-U.S. markets. As we expand our business further internationally in places such as the Middle East, Asia Pacific and Latin America, we will continue to incur significant incremental upfront expenses associated with these growth opportunities.

Goodwill Impairment

During the fourth quarter of 2016, we recorded a $64.0 million charge related to the impairment of goodwill in our Maritime & Land Connectivity reporting unit. This was as a result of reduced financial projections for the Maritime & Land Connectivity reporting unit, due to, among other things: lower than expected actual financial results from this reporting unit due to margin compression from competition in our cellular backhaul land business in Africa, which resulted in diminished financial performance relative to our original expectations; delayed new deal executions and slower than anticipated installations and upgrades, which also resulted in diminished financial performance relative to our original expectations; and operational challenges in integrating a legacy EMC acquiree (which EMC acquired in 2015) into this reporting unit, which resulted in delayed acquisition synergies. Given the foregoing, we determined there was greater uncertainty in achieving our prior financial projections and so applied a higher discount rate for purposes of our goodwill impairment analysis. The higher discount rate affected the fair value of the Maritime & Land Connectivity reporting unit.

During the quarter ended March 31, 2017, we identified a triggering event due to a significant decline in our market capitalization. Accordingly, we assessed the fair value of our three reporting units as of March 31, 2017 and, as a result, recorded an additional goodwill impairment charge of $78.0 million related to our Maritime & Land Connectivity reporting unit. This additional impairment was primarily due to lower than expected financial results of this reporting unit during the three months ended March 31, 2017 due to delays in new maritime installations, slower than originally estimated execution of EMC Acquisition-related synergies and other events (e.g., significant management turnover) that occurred in the first quarter of 2017. Given these indicators, we then determined that there was a higher degree of uncertainty in achieving its financial projections for this reporting unit and as such, increased its discount rate, which reduced the fair value of the reporting unit.

For the quarter ended December 31, 2017, we again identified a triggering event due to a further decline in our market capitalization, which we believe was driven by investor uncertainty around our liquidity position and the previous delinquency of our SEC filing status. Consequently, we performed another assessment of the fair value of our three reporting units as of December 31, 2017. In performing that reassessment, we adjusted the assumptions used in the impairment analysis and increased the discount rate used in the impairment model, which negatively impacted the fair value of the Maritime & Land Connectivity and Aviation Connectivity reporting units. Following this analysis, we determined that the fair value of the Media & Content reporting unit exceeded its carrying value, while the fair value of the Maritime & Land Connectivity and Aviation Connectivity reporting units were below their carrying values. As such, we recorded impairment charges of $45.0 million and $44.0 million in our Maritime & Land Connectivity and Aviation Connectivity reporting units, respectively, during the fourth quarter of 2017. The key assumptions underlying our valuation model used for accounting purposes, as described above, were updated to reflect the delays in realizing anticipated EMC Acquisition-related synergies previously discussed that impact both the Maritime & Land Connectivity and Aviation Connectivity reporting units. Additionally, network expansion to meet current and anticipated new customer demand caused a step-up in bandwidth costs in our Maritime & Land and Aviation Connectivity reporting units. Our total goodwill impairment recorded for the full year ended December 31, 2017 was $167.0 million.

Material Weaknesses

We also must expend significant time and resources remediating material weaknesses in our internal control over financial reporting. These weaknesses relate our entity level control environment, financial statement close and reporting process, intercompany process, business combination, significant and unusual non-routine transactions, inventory, content library, internally developed software, long lived assets, goodwill impairment, accounts payable and accrued liabilities, revenue processes, license fee accruals, income taxes, payroll, stock-based compensation, treasury, and information technology processes. We have also identified deficiencies in our maritime and land operations (i.e., our acquired EMC business), which was scoped out of our management’s annual assessment of the effectiveness of our internal control over financial reporting for our 2016 Form 10-K, but which operations were included in our assessment for effectiveness of our internal control over financial reporting in connection with this Form 10-K. We believe these control deficiencies constitute material weaknesses in our internal control over financial reporting consistent with those that existed in our control environment as of December 31, 2016 and continue to exist at December 31, 2017. We may identify additional deficiencies that constitute material weaknesses as we continue to remediate our existing material weaknesses.

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

Key Components of Consolidated Statements of Operations

The following briefly describes certain key components of revenue and expenses for the Media & Content and Connectivity segments, as presented in our Consolidated Statements of Operations.

Revenue

As discussed above, during the second quarter of 2017, following changes to our senior management (including our chief operating decision maker) and organizational changes throughout our business, we reorganized our business back into two operating segments: Media & Content and Connectivity.

Media & Content Segment Revenue

A significant amount of our Media & Content revenue is generated from licensing of acquired and third-party media content, video and music programming, applications, and video games to the mobility industry, and to a lesser extent from services ranging from selection, purchase, production, customer support and technical adjustment of content in connection with the integration and servicing of programming for our customers. Our Media & Content licensing revenue is based upon individual licensing agreements with customers to deliver and air content over specified terms. Our Media & Content services revenue, such as technical services, the encoding of video products, development of graphical interfaces and the provision of materials, is priced on specific services contracted for and recognized as services are performed.

Connectivity Segment Revenue

We currently generate our Connectivity revenue through the sale of equipment and through our satellite-based Internet and related service offerings. Our equipment revenue is based on the sale and corresponding support of our connectivity equipment to our customers. Our service revenue is based on the fees paid by customers and/or their passengers for the delivery of in-flight services, such as Internet access and live television, and to a lesser extent from revenue sharing arrangements with customers for Internet based services used by their passengers, such as shopping.

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

For our maritime and land customers we provide integrated data, voice, Internet and data center services to companies and organizations globally where terrestrial communications infrastructure is poor or nonexistent. Our services are typically contracted with the customers for a monthly recurring charge. Through our Maritime Telecommunications Network business, we provide our customers with communication, entertainment, and networking services including private network solutions, passenger, administrative and crew telephone services, full-time dedicated data circuits, full-time voice and fax services, stored value telephone access cards, and Internet cafe solutions. Our maritime and land business services primarily cruise ship, energy, commercial shipping, government and non-governmental organizations, yacht, mobile network operators and enterprise industries.

Operating Expenses

Operating expenses consist of cost of sales, sales and marketing expenses, product development, general and administrative, provision for legal settlements, amortization of intangible assets and goodwill impairment. Included in our operating expenses are non-cash expenses for stock based compensation and depreciation associated with our capital expenditures.

Cost of Sales

Media & Content Segment Cost of Sales

Media & Content segment cost of sales principally consists of licensing fees paid to acquire content rights, and to a lesser extent service and personnel costs to support our content business.

Connectivity Segment Cost of Sales

Connectivity segment cost of sales consists of the costs of our Connectivity services and equipment.

Services. Service costs of sales principally consist of the costs of satellite service and support, revenue recognized by us and shared with others as a result of our revenue-sharing arrangements, Internet connection and co-location charges and other platform operating expenses including depreciation of the systems and hardware used to build and operate our platform and personnel costs related to our network operations, customer service and information technology. As we continue to build out our connectivity services platform and expand our satellite coverage globally we anticipate that our service costs will increase when compared to historical periods. Our services cost of sales are dependent on a number of factors, including the amount of satellite coverage and bandwidth required to operate our services and the number of partners with whom we share our corresponding revenue.

Equipment. Equipment costs of sales are substantially comprised of the costs we pay to third parties to acquire our equipment, and are originally classified as inventories on our Consolidated Balance Sheet upon receipt of goods. Upon sale, equipment costs of sales are recorded when title and risk of loss pass to the customer, which is aligned with our equipment revenue recognition.

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

Product Development

Product development expenses consist primarily of expenses incurred in our software engineering, product development and web portal design activities and related personnel costs. Fluctuations in our product development expenses are generally the result of hiring personnel to support and develop our platform, including the costs to further develop our Connectivity segment platform, timing and scope of our STC efforts, new Connectivity product offerings, expenses associated with line-fit initiatives and network operations.

We continue to realize synergies savings in product development following the EMC Acquisition. During 2017, we combined software teams both for customer-facing portals on board aircraft and vessels, and for automation of network operations. We have significantly reduced our network alerting and monitoring costs for aviation by utilizing in-house management technologies from maritime and land applications. We now use the code base of our award-winning aviation portal with multimedia capabilities in our maritime business. This technology integration is driving product differentiation in the maritime market and creating efficiencies. We anticipate that our product development expenses will continue to increase as we hire more product development personnel and develop new products and offerings that leverage our footprint and capabilities across aviation, maritime, enterprise and government vertical markets.
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

Provision for Legal Settlements

During the year ended December 31, 2017, we did not incur significant charges relating to provisions for legal settlements. During the year ended December 31, 2016, we incurred legal settlement charges of $43.4 million in the aggregate. This included $38.6 million to settle litigation with major record labels relating to sound recording liabilities, which we refer in this Form 10-K from time to time to as our “Sound Recording Settlements.” In addition, in October 2016, we entered into a settlement agreement with American Airlines pursuant to which we paid approximately $3.7 million to settle our outstanding litigation with American Airlines. (This litigation was also related to our sound recording liabilities.) The remaining $1.1 million reflected in the provision for legal settlements includes charges for other loss contingencies.

See Note 10. Commitments and Contingencies to our consolidated financial statements contained herein for a discussion of our Sound Recording Settlements.

Amortization of Intangible Assets

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

Goodwill Impairment

In connection with our annual goodwill impairment test during the fourth quarter of 2016, we concluded that the carrying value of goodwill associated with the Maritime & Land Connectivity reporting unit exceeded its implied fair value. As a result, we recorded a goodwill impairment of $64.0 million in the fourth quarter of 2016. This was as a result of reduced financial projections for the Maritime & Land Connectivity reporting unit, due to, among other things: lower than expected actual financial results from this reporting unit due to margin compression from competition in our cellular backhaul land business in Africa, which resulted in diminished financial performance relative to our original expectations; delayed new deal executions and slower than anticipated installations and upgrades, which also resulted in diminished financial performance relative to our original expectations; and operational challenges in integrating a legacy EMC acquiree in 2015 into this reporting unit, which resulted in delayed acquisition synergies. Given the foregoing, we determined there was greater uncertainty in achieving our prior financial projections and so applied a higher discount rate for purposes of our goodwill impairment analysis. The higher discount rate negatively affected the fair value of the Maritime & Land Connectivity reporting unit.

In addition, for the quarter ended March 31, 2017, we identified a triggering event due to a significant decline in our market capitalization. Accordingly, we assessed the fair value of our three reporting units as of March 31, 2017, and as a result, we recorded an additional goodwill impairment charge of $78.0 million related to our Maritime & Land Connectivity reporting unit. This additional impairment was primarily due to lower than expected financial results of this reporting unit during the three months ended March 31, 2017 due to delays in new maritime installations, slower than originally estimated execution of EMC Acquisition-related synergies and other events (e.g., significant management turnover) that occurred in the first quarter of 2017. Given these indicators, we determined, at that time, that there was a higher degree of uncertainty in achieving its financial projections for this reporting unit and as such, increased its discount rate, which reduced the fair value of the reporting unit.

For the quarter ended December 31, 2017, we again identified a triggering event due to a further decline in our market capitalization, which we believe was driven by investor uncertainty around our liquidity position and the previous delinquency of our SEC filing status. Consequently, we performed another assessment of the fair value of our three reporting units as of December 31, 2017. In performing that reassessment, we adjusted the assumptions used in the impairment analysis and increased the discount rate used in the impairment model, which negatively impacted the fair value of the Maritime & Land Connectivity and Aviation Connectivity reporting units. Following this analysis, we determined that the fair value of the Media & Content reporting unit exceeded its carrying value, while the fair value of the Maritime & Land Connectivity and Aviation Connectivity

reporting units were below their carrying values. As such, we recorded impairment charges of $45.0 million and $44.0 million in our Maritime & Land Connectivity and Aviation Connectivity reporting units, respectively, during the fourth quarter of 2017. The key assumptions underlying our valuation model used for accounting purposes, as described above, were updated to reflect the delays in realizing anticipated EMC Acquisition-related synergies that impact both the Maritime & Land Connectivity and Aviation Connectivity reporting units. Additionally, network expansion to meet current and anticipated new customer demand caused a step-up in bandwidth costs in our Maritime & Land and Aviation Connectivity reporting units. Our total goodwill impairment recorded for the full year ended December 31, 2017 was $167.0 million.

See Note 2. Basis of Presentation and Summary of Significant Accounting Policies to the consolidated financial statements contained herein for further discussion of our goodwill impairment.

Stock-Based Compensation

Included in our operating expenses are expenses associated with stock-based compensation, which are allocated and included in cost of sales, sales and marketing, product development and general and administrative expenses, as applicable. Stock-based compensation expense is largely comprised of costs associated with stock options and restricted stock units granted to our directors, employees and consultants. We record the fair value of these equity-based awards at their cost ratably over related vesting periods. In addition, stock-based compensation expense includes the cost of options to purchase common stock issued to certain senior non-employees.

As of December 31, 2017, we had approximately $29.6 million of unrecognized employee related stock-based compensation, net of estimated forfeitures, which we expect to recognize over a weighted average period of approximately 2.77 years. Stock-based compensation expense is expected to increase throughout 2018 compared to 2017 as a result of additional stock-based awards that we have issued and expect to issue to continue to attract and retain employees and non-employee directors.

Other Income (Expense)

Other income (expense) principally consists of the following:

•
Interest income (expense), net – interest expense on outstanding debt, net of interest earned on cash balances and short-term investments. We typically invest our available cash balances in money market funds and short-term United States Treasury obligations;

•	Income from equity method investments acquired in the EMC Acquisition;

•	Changes in the fair value of our derivative financial instruments; and

•
Other income (expense), net – primarily comprised of certain unrealized transaction gains and losses on foreign currency denominated assets and liabilities, which fluctuates depending upon movements in underlying currency exchange rates, primarily movement of the U.S. dollar against the Euro, Pound Sterling and Canadian dollar.

Equity Method Investment Impairment
During the fourth quarter of 2017, in accordance with ASC 323, Investments—Equity Method and Joint Ventures, we completed an assessment of the recoverability of our equity method investments. We determined that the fair value of our investment in Santander exceeded the carrying value; however, the carrying value of our interest in our WMS joint venture exceeded the estimated fair value of our interest, which management concluded was other than temporary, and accordingly we recorded an impairment charge of $16.7 million relating to our WMS equity investment. This WMS impairment was primarily as a result of lower than expected financial results for year ended December 31, 2017 due to the loss of a roaming partner. This resulted in a decline in revenue and margin which is not expected to recover in the foreseeable future, causing us to reduce our financial projections for the WMS business for 2018 and beyond.

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

We recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained upon examination by the taxing authorities based on the technical merits of the position. The tax benefit recognized in the financial statements for a particular tax position is based on the largest benefit that is more likely than not to be realized. The amount of unrecognized tax benefits is adjusted as appropriate for changes in facts and circumstances, such as significant amendments to existing tax law, new regulations or interpretations by the taxing authorities, new information obtained during a tax examination, or resolution of an examination. We recognize both accrued interest and penalties associated with uncertain tax positions as a component of Income tax (benefit) expense in our Consolidated Statements of Operations.

We currently believe that based on the available information, it is more likely than not that some of our deferred tax assets will not be realized, and accordingly we have recorded a valuation allowance against certain of our federal, state and foreign deferred tax assets. As of December 31, 2017 and 2016 we had approximately $283.5 million and $152.7 million, respectively, of federal operating loss carry-forward and $146.2 million and $84.9 million, respectively, of state operating loss carry-forward available to offset future taxable income which expire in varying amounts beginning in 2019 for federal and 2027 for state purposes if unused. In addition, we had foreign net operating losses carryforward from various jurisdictions of $124.0 million and $56.4 million as of December 31, 2017 and 2016, respectively. The foreign net operating loss carryforwards begin to expire in varying amounts beginning in 2033.

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

We believe that the assumptions and estimates associated with our revenue recognition, allowance for doubtful accounts, the assigned value of acquired tangible and intangible assets and assumed and contingent liabilities associated with business combinations, provision for legal settlements, valuation of media content library and equipment inventory, useful lives and impairment of property and equipment, intangible assets, goodwill and other assets, the fair value of our equity-based compensation awards and convertible debt instruments, and valuation of deferred income tax assets and liabilities, have the greatest potential impact on our consolidated financial statements. Therefore, we consider these to be our critical accounting policies and estimates.

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

When we enter into revenue sharing arrangements where we act as the principal, we recognize the underlying revenue on a gross basis. In determining whether to report revenue gross for the fees received from our customers, we assess whether we are the primary obligor, responsible for fulfillment, have generally inventory risk, bear credit risk and have latitude in establishing prices with our customers, among other factors.

Our revenue is principally derived from the following services:

Media & Content

Licensing and Service Revenue

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

Connectivity

Service Revenue

Service revenue includes satellite-based Internet services, live television, on-demand content, music streaming, shopping and click-through advertising revenue from travel-related information. Service revenue is recognized after the service has been rendered and the customer can use such service. As such, we typically recognize service revenue based on (i) enplanement for boarded passengers, (ii) the number of passengers that use our service, depending upon the specific customer contract, and/or (iii) advertising sponsorship. We assess whether performance criteria have been met and whether our service fees are fixed or determinable based on a reconciliation of the performance criteria and an analysis of the payment terms associated with the customer transaction. The reconciliation of the performance criteria generally includes a comparison of third-party performance data to the contractual performance obligation and to internal or customer performance data in circumstances where that data is available.

In certain cases, we record service revenue based on preliminary information from our network operations. Amounts collected on the related receivables may vary from reported information based upon third party reported amounts owed that typically occurs within thirty days of the end of the period end. For all periods presented, the difference between the amounts recognized based on preliminary information and cash collected was not material.

Equipment revenue

Equipment revenue is recognized when title and risk pass to the buyer, which is generally upon shipment or arrival at destination depending on the contractual arrangement with the customer. In determining whether an arrangement exists, we ensure that a binding arrangement is in place, such as a purchase order or a fully executed customer-specific agreement. In cases where a customer has the contractual ability to return equipment within a specific time frame, we will provide for return reserves when and if (based upon historical experience) necessary. We generally believe the acceptance clauses in our contracts are perfunctory and will recognize revenue upon shipment provided that all other criteria have been met including delivery of the Supplemental Type Certificates (“STC”). In certain cases where we sell our equipment to an aviation customer on a stand-alone basis, we may charge a fee for obtaining the STC from the FAA, which allow our equipment to operate on certain model/type of aircraft. To the extent that we contract to charge STC fees in equipment-only sales, we record these fees as revenue upon obtaining the STC and delivery of the equipment.

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

Provision for Legal Settlements

We are involved in a number of legal proceedings concerning matters arising in connection with the conduct of our business activities and from stockholders regarding alleged material misstatements and omissions regarding our business and performance. Many of these proceedings are at preliminary stages and/or seek an indeterminate amount of damages. We regularly evaluate the status of the legal proceedings in which we are involved to (i) assess whether a material loss is probable or there is at least a reasonable possibility that a material loss or an additional material loss in excess of a recorded accrual may have been incurred and (ii) determine if accruals are appropriate. We record an accrual for litigation and other loss contingencies when we determine that a material loss is probable and the amount of the loss can be reasonably estimated. If accruals are not appropriate, we further evaluate each legal proceeding to assess whether an estimate of possible loss or range of loss can be made. There can be no assurance that legal proceedings against us will be resolved in amounts that will not differ from the amounts of our recorded accruals. Legal fees and other costs of defending litigation are expensed as incurred.

Impairment of Goodwill

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

Goodwill represents the excess of the cost of an acquired entity over the fair value of the acquired net assets. Goodwill is tested for impairment annually or when events or circumstances change that would indicate that goodwill might be impaired. Events or circumstances that could trigger an impairment review include, but are not limited to, a significant adverse change in legal factors or in the business climate, an adverse action or assessment by a regulator, unanticipated competition, a loss of key personnel, significant changes in the manner of our use of the acquired assets or the strategy for our overall business, significant negative industry or economic trends or significant under-performance relative to expected historical or projected future results of operations.

Goodwill is tested for impairment at the reporting unit level, which is the same or one level below an operating segment. Following the EMC Acquisition in July 2016, we managed and reported our businesses in three reporting units, Media & Content, Aviation Connectivity and Maritime & Land Connectivity. We evaluate goodwill for impairment at the reporting unit level annually during the fourth quarter of each fiscal year (as of October 1 of that quarter) or when an event occurs or circumstances change that indicates the carrying value may not be recoverable. During the first quarter of 2017, we adopted ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Accounting for Goodwill Impairment. Under the then newly adopted guidance, the optional qualitative assessment, referred to as “Step 0”, and the first step of the quantitative assessment (“Step 1”) remained unchanged from the prior guidance. However, the requirement to complete the second step (“Step 2”), which involved determining the implied fair value of goodwill and comparing it to the carrying amount of that goodwill to measure the impairment loss, was eliminated. As a result, Step 1 will be used to determine both the existence and amount of goodwill impairment. An impairment loss will be recognized for the amount by which the reporting unit’s carrying amount exceeds its fair value, not to exceed the carrying amount of goodwill in that reporting unit.

Valuation of Deferred Income Tax Assets and Liabilities

Deferred income tax assets and liabilities are recognized for temporary differences between the financial statement carrying amounts of assets and liabilities and the amounts that are reported in the income tax returns. Deferred taxes are evaluated for realization on a jurisdictional basis. We record valuation allowances to reduce deferred tax assets to the amount that is more likely than not to be realized. In making this assessment, management analyzes future taxable income, reversing temporary differences and ongoing tax planning strategies. Should a change in circumstances lead to a change in judgment about our capability to realize deferred tax assets in future years, we will adjust related valuation allowances in the period that the change in circumstances occurs, along with a corresponding increase or charge to income. We are subject to the accounting guidance for uncertain income tax positions and recognize the effect only if sustaining those positions is more likely than not. Our policy for recording interest and penalties associated with uncertain tax positions is to record such items as a component of income tax expense.

Recent U.S. Tax Legislation

In December 2017, the United States enacted new U.S. federal tax legislation known as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act significantly revises the U.S. corporate income tax regime by, among other things, lowering corporate income tax rates, implementing a territorial tax system and imposing a repatriation tax on deemed repatriated earnings of foreign subsidiaries.

The Act also adds many new provisions including changes to bonus depreciation, the deduction for executive compensation and interest expense, a tax on global intangible low-taxed income (GILTI), the base erosion anti-abuse tax (BEAT) and a deduction for foreign-derived intangible income (FDII). Many of these provisions, including the tax on GILTI, the BEAT, and the deduction for FDII, do not apply to the Company until 2018. The Company is assessing the impact of the provisions of the Act that will not apply until 2018.

On December 22, 2017, Staff Accounting Bulletin No. 118 ("SAB 118") was issued to address the application of generally accepted accounting principles in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the 2017 Act.

In accordance with SAB118, we have estimated the impacts of the Tax Act using information known or knowable at this time, including an income tax benefit of $4.6 million in the year ended December 31, 2017 reflecting the revaluation of our net deferred tax liability based on a U.S. federal tax rate of 21 percent and no estimated tax impact related to the estimated repatriation tax charge of $41.9 million, fully offset by the utilization of net operating loss carryforwards and corresponding release of valuation allowance. Our management is still evaluating the effects of the Tax Act provisions, and the assessment does not purport to disclose all change of the Tax Act that could have material positive or negative impacts on our current or future tax positions.

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

	Year Ended December 31,
	2017	2016	2015
Revenue	$619,469	$529,755	$426,030
Cost of sales	462,120	365,470	279,156
Gross margin	157,349	164,285	146,874
Operating expenses
Sales and marketing	40,938	30,941	17,705
Product development	35,608	37,718	28,610
General and administrative	148,221	115,195	78,126
Provision for legal settlements	1,435	43,446	4,250
Amortization of intangible assets	43,955	35,648	26,994
Goodwill impairment	167,000	64,000	—
Total operating expenses	437,157	326,948	155,685
Loss from operations	(279,808)	(162,663)	(8,811)
Other income (expense):
Interest (expense) income, net	(58,454)	(18,198)	(2,492)
Loss on extinguishment of debt	(14,389)	—	—
Income (loss) from equity method investments including impairment losses	(12,424)	3,829	—
Change in fair value of derivatives	3,510	25,515	11,938
Other expense, net	(436)	(6,326)	(1,140)
Loss before income taxes	(362,001)	(157,843)	(505)
Income tax provision (benefit)	(4,887)	(44,911)	1,621
Net loss	$(357,114)	$(112,932)	$(2,126)

Net loss per share:
Basic	$(4.07)	$(1.39)	$(0.03)
Diluted	$(4.07)	$(1.39)	$(0.18)

Weighted average shares outstanding:
Basic	87,733	81,269	77,558
Diluted	87,733	81,269	78,394

The following table provides the depreciation expense included in the above line items (in thousands):

	Year Ended December 31,
	2017	2016	2015
Depreciation expense:
Cost of sales	$29,798	$10,855	$2,957
Sales and marketing	3,219	1,793	893
Product development	3,478	2,186	1,443
General and administrative	10,009	6,677	4,154
Total	$46,504	$21,511	$9,447

The following table provides the stock-based compensation expense included in the above line items (in thousands):

	Year Ended December 31,
	2017	2016	2015
Stock-based compensation expense:
Cost of sales	$300	$313	$322
Sales and marketing	423	629	701
Product development	634	994	1,020
General and administrative	6,228	8,811	6,192
Total	$7,585	$10,747	$8,235

The following table provides our results of operations, as a percentage of revenue, for the periods presented:

	Year Ended December 31,
	2017	2016	2015
Revenue	100%	100%	100%
Operating expenses:
Cost of sales	75%	69%	66%
Sales and marketing	7%	6%	4%
Product development	6%	7%	7%
General and administrative	24%	22%	18%
Provision for legal settlements	—%	8%	1%
Amortization of intangible assets	7%	7%	6%
Goodwill impairment	27%	12%	—%
Total operating expenses	71%	62%	37%
Loss from operations	(45)%	(31)%	(2)%
Other expense, net	(13)%	1%	2%
Loss before income taxes	(58)%	(30)%	—%
Income tax (benefit) expense	(1)%	(8)%	—%
Net loss attributable to Global Eagle Entertainment Inc. common stockholders	(58)%	(21)%	—%

Operating Segments

The following table sets forth our contribution profit for each operating segment in the periods presented (in thousands):

	Year Ended December 31,
	2017	2016	2015
Revenue:
Media & Content	$298,935	$318,064	$308,067

Connectivity:
Services	282,985	178,471	96,912
Equipment	37,549	33,220	21,051
Total	320,534	211,691	117,963
Total revenue	$619,469	$529,755	$426,030
Cost of sales:
Media & Content	$217,909	$214,028	$203,693
Connectivity:
Services	210,710	122,674	57,942
Equipment	33,501	28,768	17,521
Total	244,211	151,442	75,463
Total cost of sales	$462,120	$365,470	$279,156
Contribution profit:
Media & Content	$81,026	$104,036	$104,374
Connectivity	76,323	60,249	42,500
Total contribution profit	157,349	164,285	146,874
Other operating expenses	437,157	326,948	155,685
Loss from operations	$(279,808)	$(162,663)	$(8,811)

Comparison of Results of Operations for the fiscal years ended December 31, 2017, 2016 and 2015:
Revenue

Media & Content

The revenue for Media & Content for each of the three years ended December 31, 2017 was as follows (in thousands):

	Year Ended December 31,			% Change
	2017	2016	2015	2016 to 2017	2015 to 2016
Licensing and services	$298,935	$318,064	$308,067	(6)%	3%

Licensing and Services Revenue

2017 compared to 2016. Licensing and services revenue for Media & Content decreased by $19.1 million, or 6%, to $298.9 million for the year ended December 31, 2017 from $318.1 million for the year ended December 31, 2016. The decrease was primarily due to the loss of a customer following a legal dispute relating to music-licensing liabilities in the third quarter of 2016, a decline in content service production revenues and revenue from the sale of games partially offset by revenue growth in distribution and advertising.

2016 compared to 2015. Licensing and services revenue for Media & Content increased by $10.0 million, or 3%, to $318.1 million for the year ended December 31, 2016 from $308.1 million for the year ended December 31, 2015. The increase was primarily due to the additional revenue from companies acquired in the third quarter of 2015, revenue from new airline customers, new advertising campaigns and higher tablets and pay-per-view revenue. The increase was partially offset by the loss of a customer following a legal dispute in the third quarter of 2016.

Connectivity

The revenue for Connectivity for each of the three years ended December 31, 2017 was as follows (dollars in thousands):

	Year Ended December 31,			% Change
	2017	2016	2015	2016 to 2017	2015 to 2016
Services	$282,985	$178,471	$96,912	59%	84%
Equipment	37,549	33,220	21,051	13%	58%
Total	320,534	211,691	117,963	51%	79%

Connectivity Services Revenue

2017 compared to 2016. Services revenue for Connectivity increased $104.5 million, or 59%, to $283.0 million for the year ended December 31, 2017, from $178.5 million for the year ended December 31, 2016. The increase was primarily as a result of the EMC Acquisition, which we consummated in July 2016. EMC operations contributed $169.8 million of Connectivity services revenue in the year ended December 31, 2017 as compared to $69.0 million for the year ended December 31, 2016. The remainder of the increase of $3.5 million was the result of increased passenger usage of Internet connectivity services. This increase was predominantly driven by an increase in the number of planes utilizing our Connectivity Services.

2016 compared to 2015. Services revenue for Connectivity increased $81.6 million, or 84%, to $178.5 million for the year ended December 31, 2016, from $96.9 million for the year ended December 31, 2015. The increase was primarily a result of the EMC Acquisition in July 2016. For the year ended December 31, 2016, EMC operations contributed Connectivity services revenue of $69.0 million. The remainder of the increase was due to various factors, including a larger base of Wi-Fi installed planes, increases in passenger usage rates and overall improvements in network performance, offset by a decline in sponsorship revenue for the year ended December 31, 2016 as compared to the year ended December 31, 2015.

Connectivity Equipment Revenue

2017 compared to 2016. Equipment revenue for Connectivity increased by $4.3 million, or 13%, to $37.5 million for the year ended December 31, 2017 from $33.2 million for the year ended December 31, 2016. The increase was primarily as a result of the timing of the EMC Acquisition. EMC operations contributed $9.9 million of Connectivity equipment revenue for the year ended December 31, 2017 compared to $4.2 million for the year ended December 31, 2016. This was offset by a decrease of $1.1 million principally as a result of a decrease in aviation equipment shipments due to a decline in the number of new aircraft we installed during the year as well as a decline in our average revenue per shipset.

2016 compared to 2015. Equipment revenue for Connectivity increased by $12.2 million, or 58%, to $33.2 million for the year ended December 31, 2016 from $21.1 million for the year ended December 31, 2015. The increase was primarily as a result of the EMC Acquisition in July 2016 which contributed $4.2 million of Connectivity equipment revenue for the year ended December 31, 2016 with no equivalent revenues for the year ended December 31, 2015. The remainder of the increase was primarily due to the number and timing of equipment installations on newly commissioned planes and additional revenue from the companies acquired during the third quarter of 2015.

Cost of Sales

Media & Content

The cost of sales for Media & Content for each of the three years ended December 31, 2017 was as follows (dollars in thousands):

	Year Ended December 31,			% Change
	2017	2016	2015	2016 to 2017	2015 to 2016
Cost of sales	$217,909	$214,028	$203,693	2%	5%

2017 compared to 2016. Cost of sales for Media & Content increased by $3.9 million, or 2%, to $217.9 million for the year ended December 31, 2017 from $214.0 million for the year ended December 31, 2016. As a percentage of Media & Content revenue, cost of sales for Media & Content increased to 73% for the year ended December 31, 2017 compared to 67% for the year ended December 31, 2016. The relatively higher cost of content (as a percentage of revenue) was due to an unfavorable content product mix in 2017 relative to 2016 because we were unable to optimize the usage of fixed cost content suppliers.

2016 compared to 2015. Cost of sales for Media & Content increased by $10.3 million, or 5%, to $214.0 million for the year ended December 31, 2016 from $203.7 million for the year ended December 31, 2015. This increase was mainly driven by higher cost of sales to support increased volume from new and existing customers and new advertising costs as a result of the acquisition of the assets of RMG, which was completed in the third quarter of 2015. As a percentage of Media & Content revenue, cost of sales for Media & Content was relatively flat at 67% for the year ended December 31, 2016 compared to 66% for the year ended December 31, 2015.

Connectivity

The cost of sales for Connectivity for each of the three years ended December 31, 2017 was as follows (dollars in thousands):

	Year Ended December 31,			% Change
	2017	2016	2015	2016 to 2017	2015 to 2016
Services	$210,710	$122,674	$57,942	72%	112%
Equipment	33,501	28,768	17,521	16%	64%
Total	$244,211	$151,442	$75,463	61%	101%

2017 compared to 2016. Cost of sales for Connectivity services increased $88.0 million, or 72%, to $210.7 million for the year ended December 31, 2017 from $122.7 million for the year ended December 31, 2016. The increase was primarily as a result of the EMC Acquisition, consummated in July 2016. EMC operations contributed $134.8 million of Connectivity services cost of sales for the year ended December 31, 2017 compared to $55.5 million for the year ended December 31, 2016, an increase of $79.3 million. The remaining increase of $8.7 million was predominantly driven by increased TV costs due to an increase in the quantity and selection of channels provided to our customers along with an increase in depreciation expense as a result of our Tranche 1 and 2 transponders acquired from SES.

Cost of sales for Connectivity equipment increased $4.7 million, or 16%, to $33.5 million for the year ended December 31, 2017 from $28.8 million for the year ended December 31, 2016. The increase was predominantly as a result of the EMC Acquisition which contributed an additional $4.7 million in Connectivity Equipment cost of sales for the year ended December 31, 2016.

As a percentage of Connectivity revenue Connectivity cost of sales increased to 76% for the year ended December 31, 2017 compared to 72% for the year ended December 31, 2016. The increase was principally the impact of the addition of the maritime and land business which generates a lower gross margin compared to our aviation business. Our maritime and land business is more capital intensive and has a larger number of vessels to serve, which results in the higher depreciation and other indirect costs.

2016 compared to 2015. Cost of sales for Connectivity increased $76.0 million, or 101%, to $151.4 million for the year ended December 31, 2016 compared to $75.5 million for the year ended December 31, 2015. The increase was predominantly due to the EMC Acquisition, which resulted in services and equipment cost of sales for our maritime and land customers of $55.5 million and $4.2 million, respectively. There were no such cost of sales for the year ended December 31, 2015. The remainder was due to a $9.2 million increase in services cost of sales and a $7.1 million increase equipment cost of sales for our aviation customers. The increase in services cost of sales was primarily due to higher satellite bandwidth expenses to support customer growth offset by bandwidth synergies realized as a result of the renegotiation of satellite bandwidth contracts with certain vendors subsequent to the EMC Acquisition. The increase in equipment cost of sales was the result of higher equipment shipments on newly commissioned airplanes.

As a percentage of Connectivity revenue Connectivity cost of sales increased to 72% for the year ended December 31, 2016 compared to 64% for the year ended December 31, 2015. The increase was principally the impact of the addition of the maritime and land business, which generates a lower gross margin compared to our aviation business. Maritime and land cost of sales as a percentage of maritime and land revenues was 81% for the year ended December 31, 2016 compared to 66% for our aviation business for the same period. Our Maritime & Land business is more capital intensive and has a larger number of vessels to serve, which results in the higher depreciation and other indirect costs.

Other Operating Expenses

Other operating expenses for each of the three years ended December 31, 2017 were as follows (dollars in thousands):

	Year Ended December 31,			% Change
	2017	2016	2015	2016 to 2017	2015 to 2016
Sales and marketing	$40,938	$30,941	$17,705	32%	75%
Product development	35,608	37,718	28,610	(6)%	32%
General and administrative	148,221	115,195	78,126	29%	47%
Provision for legal settlements	1,435	43,446	4,250	(97)%	922%
Amortization of intangible assets	43,955	35,648	26,994	23%	32%
Goodwill impairment	167,000	64,000	—	161%	100%
Total	$437,157	$326,948	$155,685	34%	110%

Sales and Marketing

2017 compared to 2016. Sales and marketing expenses increased by $10.0 million, or 32%, to $40.9 million for the year ended December 31, 2017 from $30.9 million for the year ended December 31, 2016. The increase was primarily driven by the EMC Acquisition which contributed an additional $8.7 million due to the timing of the EMC Acquisition in late July 2016. The remainder of the increase was as a result of an increase in depreciation expense of $0.7 million and an increase in salaries and wages expense of $0.7 million.

2016 compared to 2015. Sales and marketing expenses increased by $13.2 million, or 75%, to $30.9 million for the year ended December 31, 2016 from $17.7 million for the year ended December 31, 2015. The year-over-year increase was due to the EMC Acquisition, which contributed $9.3 million of such increase. The remaining increase was primarily due to a $2.8 million increase in personnel costs, and an increase of $1.1 million for depreciation expense.

Product Development

2017 compared to 2016. Product development expenses decreased $2.1 million, or 6%, to $35.6 million for the year ended December 31, 2017 from $37.7 million for the year ended December 31, 2016. The decrease was predominantly due to an impairment of internally developed software of $3.2 million recorded during the year ended December 31, 2016, decreased personnel and consulting costs of $1.8 million offset by an increase in product development costs of $2.3 million year-over-year in our maritime and land business due to the timing of the EMC Acquisition in July 2016.

2016 compared to 2015. Product development expenses increased by $9.1 million, or 32%, to $37.7 million for the year ended December 31, 2016 compared to $28.6 million for the year ended December 31, 2015. The year-over-year increase was due to the EMC Acquisition, which contributed $1.6 million of such increase, impairment of internally developed software of $3.2 million, an increase of $2.9 million for personnel costs, an increase of $2.7 million for consulting and professional services related to product development initiatives and a $0.8 million increase in depreciation expense, partially offset by $2.0 million in lower Ka and Ku development costs and lower costs associated with investing in advanced antenna technology.

General and Administrative

2017 compared to 2016. General and administrative expense increased $33.0 million, or 29%, to $148.2 million for the year ended December 31, 2017 from $115.2 million for the year ended December 31, 2016. The EMC Acquisition accounted for $9.8 million of the increase due to the timing of the consummation of the acquisition. The remainder of the increase was as a result of an increase in professional service fees associated with the completion of our 2016 audit of $19.3 million, increased insurance costs of $2.4 million, increased employee related costs of $4.5 million and increased depreciation of $3.3 million. This was offset by a reduction in acquisition related expenses of $4.0 million as a result of the EMC Acquisition in the year ended December 31, 2016 and a reduction in legal fees of $3.0 million due to the significant settlement of pending cases in the year ended December 31, 2016.

2016 compared to 2015. General and administrative expense increased by $37.1 million, or 47%, to $115.2 million for the year ended December 31, 2016 compared to $78.1 million for the year ended December 31, 2015. EMC accounted for $9.9 million of the increase. The remaining increase of $27.6 million was primarily due to a $15.4 million of transaction costs in connection with the EMC Acquisition, $13.4 million in professional and consulting fees associated with business integration, the 2016 integrated audit, and the fees associated with legal settlements, a $2.5 million increase in depreciation expense and a $2.6 million increase in stock-based compensation expense, partially offset by $2.5 million in lower personnel costs and $3.8 million of change in fair value of earn-out liability.

Provision for Legal Settlements

2017 compared to 2016. The provision for legal settlements declined $42.0 million, or 97%, to $1.4 million during the year ended December 31, 2017 from $43.4 million for the year ended December 31, 2016. The decrease was primarily due to our resolving our music-rights-related litigations in 2016, which did not recur in 2017. See Note 10. Commitments and Contingencies to our consolidated financial statements contained herein for a description of our Sound Recording Settlements.

2016 compared to 2015. Provision for legal settlements increased by $39.2 million, or 922%, to $43.4 million for the year ended December 31, 2016 from $4.3 million for the year ended December 31, 2015. The increase was largely due to the settlement in 2016 with Universal Music Group totaling $38.6 million. See Note 10. Commitments and Contingencies to our consolidated financial statements contained herein for a discussion of our Sound Recording Settlements.

Amortization of Intangible Assets

2017 compared to 2016. Amortization expense increased by $8.3 million, or 23%, to $44.0 million for the year ended December 31, 2017 from $35.6 million for the year ended December 31, 2016. The increase was due to the full year impact of the additional intangible assets acquired with the EMC Acquisition offset by lower amortization expense relating to previously acquired intangible assets from prior acquisitions becoming fully amortized during the year.

2016 compared to 2015. Amortization expense increased by $8.7 million, or 32%, to $35.6 million for the year ended December 31, 2016 from $27.0 million for the year ended December 31, 2015. The increase was due to the amortization of intangible assets acquired in connection with the EMC Acquisition.

Goodwill Impairment

2017 compared to 2016. As of March 31, 2017, we assessed our goodwill for impairment and identified a triggering event due to a significant decline in our market capitalization. Accordingly, we assessed the fair value of our three reporting units as of March 31, 2017 and as a result, we recorded a goodwill impairment charge of $78.0 million related to its Maritime & Land Connectivity reporting unit. This impairment was primarily due to lower than expected financial results of the reporting unit during the three months ended March 31, 2017 due to delays in new maritime installations, slower than originally estimated execution of EMC Acquisition-related synergies and other events (e.g., significant management turnover) that occurred in the first quarter of 2017. We determined that there was a higher degree of uncertainty in achieving our financial projections for this unit and as such, increased its discount rate, which reduced the fair value of the unit.

For the quarter ended December 31, 2017, we again identified a triggering event due to a further decline in our market capitalization, which we believe was driven by investor uncertainty around our liquidity position and the previous delinquency of our SEC filing status. Consequently, we performed another assessment of the fair value of our three reporting units as of December 31, 2017. In performing that reassessment, we adjusted the assumptions used in the impairment analysis and increased the discount rate used in the impairment model, which negatively impacted the fair value of the Maritime & Land Connectivity and Aviation Connectivity reporting units. Following this analysis, we determined that the fair value of the Media & Content reporting unit exceeded its carrying value, while the fair value of the Maritime & Land Connectivity and Aviation Connectivity reporting units were below their carrying values. As such, we recorded impairment charges of $45.0 million and $44.0 million in our Maritime & Land Connectivity and Aviation Connectivity reporting units, respectively, during the fourth quarter of 2017. The key assumptions underlying our valuation model used for accounting purposes, as described above, were updated to reflect the delays in realizing anticipated EMC Acquisition-related synergies that impact both the Maritime & Land Connectivity and Aviation Connectivity reporting units. Additionally, network expansion to meet current and anticipated new customer demand caused a step-up in bandwidth costs in our Maritime & Land and Aviation Connectivity reporting units. Our total goodwill impairment recorded for the full year ended December 31, 2017 was $167.0 million.

2016 compared to 2015. In connection with our annual goodwill impairment test during the fourth quarter of 2016, we concluded that the carrying value of goodwill associated with the Maritime & Land Connectivity reporting unit exceeded its implied fair value. As a result, we recorded a goodwill impairment charge of $64.0 million in the fourth quarter of 2016. The implied fair value declined due to our conclusion during the quarter that our estimated internal financial projections for this reporting unit would be lower than we had previously anticipated. We reduced the projections due to, among other things: lower than expected actual financial results from this business due to margin compression from competition in our cellular backhaul land business in Africa; delayed new deal executions and slower than anticipated installations and upgrades; and operational challenges in integrating a legacy EMC acquiree in 2015 into this reporting unit that resulted in lower than previously estimated synergies. See Note 2. Basis of Presentation and Summary of Significant Accounting Policies to our consolidated financial statements contained herein for a discussion of our goodwill impairments.

Other Income (Expense)

Other income (expense) for each of the three years ended December 31, 2017 was as follows (dollars in thousands):

	Year Ended December 31,			% Change
	2017	2016	2015	2016 to 2017	2015 to 2016
Interest (expense) income, net	$(58,454)	$(18,198)	$(2,492)	221%	630%
Loss on extinguishment of debt	(14,389)	—	—	100%	—%
Income (loss) from equity method investments	(12,424)	3,829	—	(424)%	100%
Change in fair value of derivatives	3,510	25,515	11,938	(86)%	114%
Other expense, net	(436)	(6,326)	(1,140)	(93)%	455%
Total	$(82,193)	$4,820	$8,306	(1,805)%	(42)%

2017 compared to 2016. Other income (expense) resulted in an expense of $82.2 million for the year ended December 31, 2017 compared to income of $4.8 million for the year ended December 31, 2016. The $87.0 million increase in expense is principally due to the increase in net interest expense of $40.3 million primarily as a result of the debt assumed with the EMC Acquisition, the loss on extinguishment of debt of $14.4 million arising as a result of the subsequent refinancing of this EMC indebtedness into a larger credit facility during the year ended December 31, 2017 and an impairment charge of $16.7 million in our equity method investment in WMS, which was offset by equity in income from WMS and Santander of $4.8 million. The remainder of the increase in expense resulted from the recording of the change in fair value of our Public SPAC warrants (which expired worthless on January 31, 2018) of $3.5 million of income for the year ended December 31, 2017 compared to income of $25.5 million for the year ended December 31, 2016. This was partially offset by a reduction in other expenses of $5.9 million, predominantly due to the write-off of a $4.4 million related-party loan and $0.9 million loss on disposal of property, plant and equipment both recorded in the year ended December 31, 2016.

2016 compared to 2015. Other income decreased by $3.5 million, or 42%, to $4.8 million for the year ended December 31, 2016 compared to $8.3 million for the year ended December 31, 2015. The decrease of $3.5 million was driven by an increase in interest expense of $15.7 million as a result of the assumption of EMC’s legacy senior secured credit facility and an increase in other expense, net due to the impairment of a loan receivable from a related party of $4.4 million, partially offset by a $13.6 million increase in the change in fair value of derivatives as a result of the change in the fair value of our public warrants and by income from equity method investments of $3.8 million.
Income Tax (Benefit) Expense

2017 compared to 2016. Income tax benefit was $4.9 million for the year ended December 31, 2017 compared to income tax benefit of $44.9 million for the year ended December 31, 2016. The tax benefit during the year ended December 31, 2017 is primarily due to the reduction of the U.S. federal tax rate to 21% and tax benefits from restructuring, offset by foreign withholding taxes. The tax benefit during the year ended December 31, 2016 was primarily attributable to the release of valuation allowance on deferred tax assets, which was offset against the deferred tax liabilities recorded in connection with the EMC Acquisition.

2016 compared to 2015. Income tax benefit was $44.9 million for the year ended December 31, 2016 compared to income tax expense of $1.6 million for the year ended December 31, 2015. The tax benefit during the year ended December 31, 2016 was primarily attributable to the release of valuation allowance on deferred tax assets, which was offset against the deferred tax liabilities recorded in connection with the EMC Acquisition. The 2016 income tax benefit was further reduced by other permanent tax differences primarily related to goodwill impairment charges in the Maritime & Land Connectivity reporting unit.

Liquidity and Capital Resources

Current Financial Condition

As of December 31, 2017, our principal sources of liquidity were our unrestricted cash and cash equivalents of $48.3 million, which primarily are invested in cash and money market funds in banking institutions in the U.S., Canada and Europe and to a lesser extent in Asia Pacific. This represents a decrease from $50.7 million as of December 31, 2016. Our long term debt balance (inclusive of the current portion) increased from $470.3 million at December 31, 2016 to $619.1 million at December 31, 2017 due to the refinancing of acquired EMC indebtedness as discussed below under “—Long Term Debt”. As of December 31, 2017, we had $568.6 million, net of discounts, in term and revolving loans outstanding, convertible notes in an aggregate principal amount outstanding of $82.5 million; and other debt outstanding of $9.1 million. Please see “—Long Term Debt” below and Note 9. Financing Arrangements to the consolidated financial statements contained herein for a discussion of our senior secured credit agreement entered into on January 6, 2017 (the “2017 Credit Agreement”) and convertible notes. We used the proceeds of these issuances to repay then existing indebtedness, to fund our working capital and capital expenditure requirements and for general corporate purposes.

As of December 31, 2017, we had a working capital deficiency of $11.3 million primarily due to accounts payable and accrued liabilities of $205.0 million. For the year ended December 31, 2017, we had negative cash flows from operating activities of $53.7 million primarily due to a net loss of $357.1 million, which was driven by significant non-cash charges including impairment charges for goodwill and equity method investments of $167.0 million and $16.7 million, respectively. Our cash flows from operating activities are significantly affected by our investments in operations, including working capital and corporate infrastructure to support our ability to generate revenue and conduct operations through cost of services, product development, sales and marketing and general and administrative activities. Cash used in investing activities has historically been, and is expected to be, impacted significantly by our investments in business combinations, our platform, our infrastructure and equipment for our business offerings. Historically, cash used for financing activities included our common stock and warrant repurchases and the repayment of debt.

Approximately $19.7 million of cash and cash equivalents as of December 31, 2017 was held by our non-U.S. subsidiaries. As and if we decide to repatriate our non-U.S. cash holdings, we may incur a tax liability under U.S. tax laws on any amount that we repatriate into the U.S. In the event we elect to repatriate any of these funds, we believe we have sufficient net operating losses for the foreseeable future to offset any U.S. tax owed on repatriated income. As a result, we do not expect any such repatriation would create a tax liability in the U.S. or have a material impact on our effective tax rate.

Since the refinancing of our indebtedness in January 2017, we have experienced a decline in our consolidated unrestricted cash balance, primarily as a result of cash used for operating and investing activities. The cash used in operating and investing activities increased over the comparable prior period due to higher professional fees and related expenses related to our delayed filing of the 2016 Form 10-K, capital purchases for our Eagle-1 satellite transponders, amendment and consent fees paid to our 2017 Credit Agreement lenders, and additional amounts that we used as working capital to support our operations.

On March 27, 2018, Searchlight Capital Partners, L.P. (“Searchlight”) invested $150 million in Global Eagle. Searchlight received $150 million aggregate principal amount of the Company’s new second-lien notes due June 30, 2023. The notes include initial payment-in-kind interest at 12% per annum that later converts to payment in cash at 10% per annum. Searchlight received a warrant to purchase approximately 18.1 million shares of Global Eagle common stock for $0.01 per share. This warrant is not exercisable until January 1, 2021, and only then if the 45-day VWAP of the Company’s common stock has been at or above $4.00 per share following the closing. Searchlight also received a “market warrant” to purchase an additional 13.0 million shares of Global Eagle common stock for $1.57 per share. The market warrant is not exercisable until January 1, 2021, and only then if the 45-day volume-weighted average price of the Company’s common stock has been at or above $2.40 per share following the closing. Searchlight may not transfer the notes, the warrants or the shares underlying the warrants to an unaffiliated third party before January 1, 2021.

The net proceeds from the transaction were approximately $142 million, after payment of fees and expenses. We intend to use a portion of the proceeds to repay the full $78 million principal balance on our revolving credit facility, following which the full $85 million facility will remain available. We anticipate using the remaining proceeds for growth initiatives and other general corporate purposes. See also Note 19. Subsequent Events to our consolidated financial statements for a further description of the Searchlight transaction.

We expect our available cash balances and cash flows from operations (combined with any availability under the revolving credit facility under the 2017 Credit Agreement) to provide sufficient liquidity to fund our current obligations and projected working-capital and capital-expenditure requirements for at least the next 12 months. To strengthen our current liquidity position and to fund our ongoing operations and/or enable us to invest in new business opportunities, we may implement cost reduction initiatives and/or raise additional funds through asset sales, commercial financings and new revolving and term-loan facilities and through the issuance of bonds, debentures, notes and equity and equity-linked securities (in public or private offerings). However, market conditions, our future financial performance and our history of delays in filing our periodic SEC reports, among other factors, may make it difficult or impossible for us to access debt or equity sources of capital, on favorable terms or at all, should we determine in the future to raise additional funds through these methods.

The assessment by management that we will have sufficient liquidity to fund current obligations and projected working-capital and capital-expenditure requirements for at least the next 12 months from the date of filing this Form 10-K based on underlying estimates and assumptions, including that we: (i) remain current in our SEC public-reporting obligations; (ii) service our indebtedness and comply with the covenants (including the financial-reporting covenants) in the agreements governing our indebtedness; and (iii) remain listed on The Nasdaq Stock Market. We are currently in compliance with all financial and non-financial covenants under the 2017 Credit Agreement and the ongoing listing requirements of The Nasdaq Stock Market.
Cash and Cash Equivalents

Our cash and cash equivalents are maintained at several financial institutions. Deposits held may exceed the amount of insurance provided on such deposits. Our deposits may be redeemed upon demand and are maintained with a financial institution of reputable credit and, therefore, bear minimal credit risk. Approximately $19.7 million of our cash and cash equivalents as of December 31, 2017 was held by our non-U.S. subsidiaries. As and if we decide to repatriate our non-U.S. cash holdings, we may incur a tax liability under U.S. tax laws on any amount that we repatriate into the U.S. In the event we elect to repatriate any of these funds, we believe we have sufficient net operating losses for the foreseeable future to offset any U.S. tax owed on repatriated income. As a result, we do not expect any such repatriation would create a tax liability in the U.S. or have a material impact on our effective tax rate.

Cash Flows

A summary of our cash flow activities was as follows (in thousands):

	Year Ended December 31,
	2017	2016	2015
Net cash (used in) provided by operating activities	$(53,707)	$(36,600)	$21,855
Net cash used in investing activities	(73,190)	(150,819)	(80,895)
Net cash provided by financing activities	123,826	13,898	84,558
Effects of exchange rate changes on cash and cash equivalents	645	655	386
Net increase (decrease) in cash and cash equivalents	(2,426)	(172,866)	25,904
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	50,686	223,552	197,648
CASH AND CASH EQUIVALENTS AT END OF YEAR	$48,260	$50,686	$223,552

Operating Activities

Year ended December 31, 2017

Net cash used in our operating activities of $53.7 million primarily reflects our net loss during the period of $357.1 million adjusted for net non-cash charges of $300.2 million. These non-cash charges primarily related to the goodwill impairment charge of $167.0 million, the loss on extinguishment of debt of $14.4 million, an impairment of our equity method investment in WMS of $16.7 million, depreciation and amortization of $89.9 million and other items netting to a charge of $15.5 million. These non-cash activities were offset by net cash inflows from changes in working capital and other operating assets and liabilities of $3.2 million driven predominantly from a decrease in accounts receivable due to improved collections.

Year ended December 31, 2016

Net cash used in our operating activities of $36.6 million primarily resulted from our net loss during the year of $112.9 million adjusted for non-cash charges of $82.3 million largely comprised of depreciation and amortization of property, equipment and intangibles, amortization of content library, goodwill impairment, deferred income taxes, changes in the fair value of derivative financial instruments, issuance of shares for legal settlements and stock-based compensation. The remainder of our sources of cash used in operating activities of $6.0 million was from changes in working capital, including $44.7 million of cash outflows from increases in accounts receivable, prepaid expenses, content library and other assets, and decreases in deferred revenue and taxes payable. Offsetting these were $38.7 million in cash inflows from increases in accounts payable and accrued liabilities and decreases in restricted cash, inventories and other current assets.

Year ended December 31, 2015

Net cash provided by our operating activities of $21.9 million primarily resulted from our net loss during the year of $2.1 million adjusted for non-cash charges, net of $43.2 million largely comprised of changes in the fair value of our derivative financial instruments, depreciation and amortization of property, equipment and intangibles, amortization of content library, changes in our deferred income taxes, and stock-based compensation. Net cash used in operating activities of $19.2 million was attributable to changes in our working capital, including $29.2 million cash outflows from increases in accounts receivable, inventories, content library and prepaid expenses, and a decrease in deferred revenue. Offsetting these were $10.1 million in cash inflows from increases in accounts payable and accrued liabilities, taxes payable and other liabilities and decreases in deposits and other assets.

Investing Activities

Year ended December 31, 2017

Net cash used in investing activities of $73.2 million was primarily due to purchase of property, plant and equipment, including the purchase of SES Tranche 1 and 2 Transponders of $29.0 million and other investments in property, plant and equipment.

Year ended December 31, 2016

Net cash used in investing activities of $150.8 million was primarily due to $92.2 million for our acquisition of EMC in July 2016, net of cash acquired, $54.2 million of purchases of property and equipment primarily relating to the purchase of connectivity equipment and satellite transponders and a $4.4 million loan to a related party.

Year ended December 31, 2015

Net cash used in investing activities of $80.9 million was due to $60.2 million of business acquisitions and $20.7 million in investments in property and equipment to build out our internal infrastructure.

Financing Activities

Year ended December 31, 2017

Net cash provided by financing activities of $123.8 million was primarily due to net proceeds of $485.0 million received as a result of our January 2017 refinancing of indebtedness that we assumed from EMC in the EMC Acquisition with a larger credit facility. The 2017 Credit Agreement, entered into in January 2017, consisted of a six-year $500 million senior secured term loan facility (fully drawn at the close of the refinancing) and a five-year $85 million senior secured revolving credit facility. The remaining $84.4 million of cash inflows from financing activities related to a draw-down of the new senior-secured revolving credit facility of $78.0 million and borrowings from a related party of $6.4 million. See Note 11. Related Party Transactions to our consolidated financial statements contained herein for a discussion of the related party borrowings. These receipts were offset by repayments of the EMC indebtedness of $412.4 million, issuance costs for the 2017 Credit Agreement, other modifications throughout 2017 of $20.9 million and debt repayments of $10.6 million. Additionally, we made a contingent earn-out payment of $1.6 million relating to previous acquisitions.

Year ended December 31, 2016

Net cash provided by financing activities of $13.9 million was primarily due to cash received from draws from the revolving line of credit of $27.5 million, offset by cash used to repurchase our common stock totaling $5.2 million, to repay debt of $3.8 million and $4.1 million in earn-out payments made to the sellers of the entities acquired during 2015.

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

Stock Repurchase Program

In March 2016, our Board of Directors (the “Board”) authorized a stock repurchase program under which we may repurchase up to $50.0 million of our common stock. Under the stock repurchase program, we may repurchase shares from time to time using a variety of methods, which may include open-market purchases and privately negotiated transactions. The extent to which we repurchase our shares, and the timing and manner of such repurchases, will depend upon a variety of factors, including market conditions, regulatory requirements and other corporate considerations, as determined by management. We measure all potential buybacks against other potential uses of capital which may arise from time to time. The repurchase program does not obligate us to repurchase any specific number of shares, and may be suspended or discontinued at any time. We did not repurchase any shares of our common stock during the year ended December 31, 2017. As of December 31, 2017, the remaining authorization under the stock repurchase plan was $44.8 million. We are subject to contractual limitations on stock repurchases under our 2017 Credit Agreement and the purchase agreement relating to our Second Lien Notes.

Long-Term Debt

The carrying values of our debt as of December 31, 2017 and 2016 were as follows (in thousands):

	December 31,
	2017	2016
Senior secured term loan facility, due July 2021(1)	$—	$263,980
Senior secured revolving credit facility, due July 2020(1)	—	55,500
Senior secured term loan facility, due July 2022(1)	—	92,000
Senior secured term loan facility, due January 2023(2)	490,625
Senior secured revolving credit facility, due January 2022(2)	78,000
2.75% convertible senior notes, due February 2035(3)	82,500	82,500
Other debt	9,075	3,299
Unamortized bond discounts, fair value adjustments and issue costs, net	(41,136)	(26,979)
Total carrying value of debt	619,064	470,300
Less: current portion, net	(20,106)	(2,069)
Total non-current	$598,958	$468,231
(1)    In connection with the EMC Acquisition, we assumed legacy EMC credit-agreement indebtedness, including this facility. This legacy EMC indebtedness was subsequently replaced by the 2017 Credit Agreement (as described in Note 10. Financing Arrangements to our consolidated financial statements contained herein for a further discussion).
(2)    This facility is a component of the 2017 Credit Agreement.
(3)    The principal amount outstanding of the 2.75% convertible senior notes due 2035 as set forth in the foregoing table was $82.5 million as of December 31, 2017, and is not the carrying amount of this indebtedness (i.e., outstanding principal amount net of debt issuance costs and discount associated with the equity component). The carrying value of this indebtedness as of December 31, 2017 was $69.7 million.
In addition to the above indebtedness as of December 31, 2017, we incurred $150 million of additional indebtedness during the first quarter of 2018 through the issuance of $150 million of Second Lien Notes. See Note 19. Subsequent Events to our consolidated financial statements contained herein for a discussion of our Second Lien Notes.

The aggregate contractual maturities of all borrowings due subsequent to December 31, 2017 are as follows (in thousands):

Year Ending December 31,	Amount
2018	$20,106
2019	22,372
2020	25,405
2021	25,044
2022	103,045
Thereafter	464,228
Total	$660,200

The foregoing table excludes earn-out liabilities of $0.1 million relating to the acquisitions of WOI, RMG, masFlight and navAero in 2015, in which we agreed to future contingent earn-out obligations relating to future performance of those businesses. Potential payouts are expected on specified dates through 2020. Also excluded are future purchase commitments with some of our connectivity vendors to secure future inventory for our airline customers and commitments related to ongoing engineering and antenna projects. At December 31, 2017, we also had outstanding letters of credit in the amount of $7.1 million, of which $6.0 million was issued under the letter of credit facility under the 2017 Credit Agreement.
As of December 31, 2017, the principal balance outstanding under our senior secured term loan facility under the 2017 Credit Agreement was $490.6 million, and we had drawn an aggregate of $78.0 million on the $85.0 million senior secured revolving credit facility under the 2017 Credit Agreement (with approximately $6.0 million of letters of credit issued against the facility).

As such, our remaining available capacity under the revolving-credit facility was approximately $1.0 million as of December 31, 2017.
As a result of several amendments to our 2017 Credit Agreement in 2017, (1) our maximum permitted Consolidated First Lien Net Leverage Ratio (as defined in the 2017 Credit Agreement) (the “Leverage Ratio”) is 4.5 to 1 as of the last day of each fiscal quarter through the fiscal quarter ending June 30, 2019 (after which quarter it steps down through the maturity of the 2017 Credit Agreement as set forth therein); (2) our term loans under the 2017 Credit Agreement (the “2017 Term Loans”) bear interest on the outstanding amount at a rate per annum equal to either (i) the Base Rate plus 6.50% or (ii) the Eurocurrency Rate for each Interest Period plus 7.50%; and (3) our loans under our revolving credit facility (the “2017 Revolving Loans”) in the 2017 Credit Agreement now bear interest at a rate equal to either (i) the Base Rate (as defined in the 2017 Credit Agreement) plus 6.50% or (ii) the Eurocurrency Rate or EURIBOR (each as defined in the 2017 Credit Agreement) plus 7.50%, until we deliver our unaudited financial statements for the fiscal quarter ending March 31, 2018. After the delivery of those unaudited financial statements, the 2017 Revolving Loans will bear interest at a rate based on the Base Rate, Eurocurrency Rate or EURIBOR plus an interest-rate spread thereon that varies based on our Leverage Ratio. Under that Leverage Ratio scale, the spread for the 2017 Revolving Loans will range from 6.00% to 6.50% for the Base Rate loans and 7.00% to 7.50% for the Eurocurrency Rate and EURIBOR loans. Our ability to generate sufficient cash flows from operations may affect our future compliance with the maximum Leverage Ratio included in the 2017 Credit Agreement.

The 2017 Credit Agreement also contains incurrence covenants with respect to additional indebtedness. Under the 2017 Credit Agreement, we are permitted to incur additional pari passu first lien debt if our Leverage Ratio is no greater than 3.2 to 1.00; we are permitted to incur second lien or junior lien debt only if our Consolidated Senior Secured Net Leverage Ratio (as defined in the 2017 Credit Agreement) is no greater than 4.00 to 1.00; and we are permitted to incur unsecured debt if our Consolidated Total Net Leverage Ratio (as defined in the 2017 Credit Agreement) is no greater than 4.75 to 1.00 or our Interest Coverage Ratio (as defined in the 2017 Credit Agreement) is not less than 2.00 to 1.00. Currently, our indebtedness exceeds the foregoing ratios so we are unable to incur additional debt under the 2017 Credit Agreement.

Covenant Compliance Under 2017 Credit Agreement

As of December 31, 2017, we were in compliance with all financial and non-financial covenants under the 2017 Credit Agreement. Under the maximum leverage ratio covenant, we are required to maintain as of the last day of each fiscal quarter a ratio of Consolidated First Lien Net Debt (as defined in the 2017 Credit Agreement) to Consolidated EBITDA (as defined in the 2017 Credit Agreement) for the trailing four quarters that is no greater than 4.5 to 1 through the fiscal quarter ending June 30, 2019, after which period the permitted Leverage Ratio steps down through the maturity date of the 2017 Credit Agreement as set forth therein.

As of December 31, 2017, we were in compliance with this covenant and, based on our current projections, we expect to remain in compliance with this covenant for at least the next 12 months. You should also refer to the section titled “Risks Related to Our Indebtedness” in Part I, Item 1A. Risk Factors in this Form 10-K, for an explanation of the consequences of our failure to satisfy these covenants. If we fail to satisfy the leverage ratio covenant, then an event of default under the 2017 Credit Agreement would occur. If the lenders thereunder fail to waive such default, then the lenders could elect (upon a determination by a majority of the lenders) to terminate their commitments and declare all amounts borrowed under 2017 Credit Agreement due and payable. This acceleration would also result in an event of default under the indenture governing our convertible notes and Second Lien Notes.

Consolidated EBITDA as defined in the 2017 Credit Agreement is a non-GAAP financial measures that we use to determine our compliance with the maximum first lien leverage ratio covenant in the 2017 Credit Agreement. Consolidated EBITDA, calculated pursuant to the 2017 Credit Agreement, means net income (loss), calculated in accordance with GAAP, plus (a) total interest expense, (b) provision for taxes based on income, profits or capital gains, (c) depreciation and amortization and (d) other applicable items as set forth in the 2017 Credit Agreement.

Contractual Obligations

The following table summarizes our contractual obligations, including those that require us to make future cash payments, as of December 31, 2017. The future contractual requirements include payments required for our operating leases and contractual purchase agreements.

	Payments due by period
(in thousands, except as stated in footnotes to table)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating lease obligations	$25,186	$5,618	$8,230	$6,315	$5,023
Capital lease obligations	2,074	931	1,143	—	—
Satellite commitments (1)	464,330	106,101	165,218	70,069	122,942
Deferred revenue arrangements (2)	7,575	6,508	1,067	—	—
Long-term debt obligations (3), (4)	660,200	20,106	47,777	128,089	464,228
Contingent consideration obligations (5)	114	114	—	—	—
Content and television license fees and guarantees (6)	61,662	30,295	27,381	3,986	—
Equipment and engineering purchase commitments (7)	7,500	7,500	—	—	—
Total	$1,228,641	$177,173	$250,816	$208,459	$592,193

(1)	Amounts represent future satellite cost commitments to Intelsat Corporation, Hughes Network Systems and SES over the period January 1, 2018 through December 31, 2028.

(2)	Amounts represent obligations to provide service for which we have already received cash from our customers.

(3)	Interest payments were calculated based upon the interest rate in effect at December 31, 2017. See also Note 9. Financing Arrangements.

(4)	Includes amounts pertaining to a mortgage loan assumed for a building acquired in the IFES acquisition.

(5)	The amounts above include earn-out liabilities for business combinations. These amounts also include future obligations relating to employee compensation as part of the masFlight acquisition.

(6)	Amounts represent minimum guarantees and contractual obligations associated with licensing and providing our content and Internet protocol television services to our customers.

(7)
Equipment and engineering purchase commitments represent purchase commitments for Connectivity equipment inventory and antenna and engineering development projects. We have purchase commitments with various providers of equipment for our connectivity services. As of December 31, 2017, we have committed to purchase $7.5 million of future products which we expects to purchase during the year ended December 31, 2018.

Excluded from the table above is $14.3 million related to our uncertain tax positions due to the uncertainty of their timing.

Additionally, on March 27, 2018, Searchlight Capital Partners, L.P. (“Searchlight”) invested $150 million in Global Eagle. Searchlight received $150 million aggregate principal amount of the Company’s new second-lien notes due June 30, 2023. The notes include initial payment-in-kind interest at 12% per annum that later converts to payment in cash at 10% per annum. Searchlight received a warrant to purchase approximately 18.1 million shares of Global Eagle common stock for $0.01 per share. This warrant is not exercisable until January 1, 2021, and only then if the 45-day VWAP of the Company’s common stock has been at or above $4.00 per share following the closing. Searchlight also received a “market warrant” to purchase an additional 13.0 million shares of Global Eagle common stock for $1.57 per share. The market warrant is not exercisable until January 1, 2021, and only then if the 45-day volume-weighted average price of the Company’s common stock has been at or above $2.40 per share following the closing. Searchlight may not transfer the notes, the warrants or the shares underlying the warrants to an unaffiliated third party before January 1, 2021.

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

Interest Rate Risk

We are exposed to the impact of interest rate changes and manage this exposure through the use of variable-rate and fixed-rate debt. We do not enter into derivative contracts for trading purposes and do not use leveraged instruments. A hypothetical change in interest rates of 1.0% would result in an increase or decrease of our annual interest expense of approximately $5.1 million. The information below summarizes our market risks associated with debt obligations as of December 31, 2017. See Note 9. Financing Arrangements to our consolidated financial statements contained herein for a discussion of our interest rate risk. Fair values were computed using market quotes. For debt obligations, the table presents principal cash flows and related interest rates by contractual year of maturity. Variable interest rates disclosed represent the weighted-average rates of the portfolio at December 31, 2017.

	Expected Year of Maturity
(in millions)	2018	2019	2020	2021	2022	Thereafter	Total	Fair Value
Debt:
Fixed rate	$—	$—	$—	$—	$—	$82.5	$82.5	$43.3
Average interest rate	—%	—%	—%	—%	—%	2.8%	2.8%
Variable rate	$12.5	$21.9	$25.0	$25.0	$103.0	$381.3	$568.7	$564.9
Average interest rate	8.3%	8.3%	8.3%	8.3%	8.3%	8.3%	8.3%

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

There are also intercompany receivables and liabilities such as loans that can generate significant foreign currency effects. Changes in the exchange rates of a number of foreign currencies against the Euro, especially the U.S. dollar and the Canadian dollar, could lead to the recognition of unrealized foreign exchange gains and losses in some cases, particularly as a result of intercompany transactions, including short term borrowings. We have sought to minimize the impact of intercompany borrowings by reducing the magnitude and quantity of intercompany borrowings. As of December 31, 2017, we had less than 25% of cash in foreign denominated currencies. A hypothetical 20% adverse movement in foreign currency exchange rates compared with the U.S. dollar relative to exchange rates at December 31, 2017, would have resulted in a decrease in fair value of cash of approximately $2.4 million on this date and an increase in net loss of the same amount.
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

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2017. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

As of the end of the period covered by this Annual Report on Form 10-K for the fiscal year ended December 31, 2017 (this “Form 10-K”), we carried out an evaluation, under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act. Based upon that evaluation, as discussed below, our CEO and CFO have concluded that, as of the end of the period covered by this Form 10-K, our disclosure controls and procedures were not effective because of the material weaknesses in internal control over financial reporting described below.

During 2017 we were focused on the preparation and the filing of the 2016 Annual Financial Statements and on the preparation of our 2016 Form 10-K, which we filed on November 17, 2017, and as such we did not successfully remediate our material weaknesses. We however believe that when our remediation plan is fully developed, implemented and effective, the material weaknesses described below should be remediated and our overall control environment should be enhanced. But, because the reliability of the internal control process requires repeatable execution and testing over multiple fiscal quarters, any successful remediation of these material weaknesses will require review and evidence of effectiveness prior to concluding that the controls are effective, and it is possible that additional remediation steps will be necessary and/or that our material weaknesses will continue to persist. Further, we cannot at this time estimate how long it will take to remediate our material weaknesses, and our remediation plan may not ultimately be successful.

In light of the material weaknesses in our internal control over financial reporting, we performed additional analyses and other procedures to ensure that our consolidated financial statements included in this Form 10-K were prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). Following such additional analyses and procedures, our management, including our CEO and CFO, has concluded that our consolidated financial statements present fairly, in all material respects, our financial position, results of our operations and our cash flows for the periods presented in this Form 10-K, in conformity with GAAP.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate “internal control over financial reporting,” as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles and includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Because of its inherent limitations, a system of internal control over financial reporting may not prevent or detect misstatements.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected on a timely basis.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2017 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013) (the “COSO 2013 Framework”). Based on its assessment, our management, including our CEO and CFO, has concluded that our internal control over financial reporting was not effective as of December 31, 2017 due to material weaknesses in our internal control over financial reporting described below. These material weaknesses were also present in the prior year.

Control Environment

We did not sufficiently establish and maintain adequate internal control over financial reporting. Our Board of Directors did not exercise sufficient oversight responsibilities for management’s design, implementation and conduct of internal control over the five components of the COSO 2013 Framework.
Our process to evaluate the competence and expertise necessary to support the growth and complexity of the business, its financial reporting, and response to address shortcomings was not sufficiently implemented during 2017. As a result, we did not have a sufficient number of trained personnel with assigned responsibility and accountability for the conduct of financial reporting processes and the design and effective operation of internal controls in accordance with the COSO 2013 Framework.

We did not (i) sufficiently evaluate the performance of internal control responsibilities, including expected levels of competence, and (ii) sufficiently provide performance incentives and rewards or exercise disciplinary actions, as appropriate. The Company did not sufficiently hold personnel accountable for their internal control responsibilities through performance measurement plans and goals, and did not provide sufficient education to personnel on COSO 2013 Framework and their financial reporting and related internal control responsibilities.

Risk Assessment

We did not communicate materiality relevant to the reporting units, geographic markets and functional areas of the business organization sufficiently such that those responsible for financial reporting across the organization understood the required level of accuracy and precision required for financial reporting and the risk tolerance associated with internal controls.

We did not have an effective control over the application of generally accepted accounting principles over the measurement, recognition and disclosures of critical accounting policies and practices, critical accounting estimates and certain significant unusual transactions.

We did not have a sufficiently documented risk assessment process to identify and analyze risks of misstatement due to error and/or fraud, including management override of controls, affecting the measurement, recognition and disclosures of transactions in the consolidated financial statements and to determine appropriate internal controls to manage the financial reporting risks.

We did not have an effective periodic risk assessment process to make necessary changes in financial reporting processes and related internal controls that were responsive to changes in the business operations and environment, IT systems, and personnel, such as the integration of significant business acquisitions.

Information and Communication

We did not have sufficient processes and controls in place to ensure the timely identification and communication of relevant and reliable information sourced internally and externally to financial reporting personnel, management, and the Board of Directors, to enable appropriate measurement and disclosure of such information in the Company’s financial reporting processes.

We did not establish sufficient controls over its various information technology systems to ensure that information used in financial reporting is timely, current, accurate, complete, accessible, protected and verifiable and retained.

Monitoring Activities

We did not design and implement and operate effective monitoring activities to ascertain whether the processes and internal controls related to the five COSO 2013 Framework components (and underlying principles) were present and functioning. The Company did not establish recurring monitoring activities over process level controls related to routine transactions or monitoring activities over controls related to unusual non-recurring transactions. The Company did not have an effective, functioning internal audit group during the year whose responsibility it was to monitor the effectiveness of internal controls.

We did not have a timely process to remediate our existing control deficiencies.

Control Activities

As a consequence of the ineffective control environment, risk assessment, information and communication and monitoring activities components, the Company did not sufficiently design, implement, and maintain control activities at the transaction level that mitigate the risk of material misstatement in financial reporting resulting in the transaction-level material weaknesses described below. The Company did not develop written policies and procedures at a sufficient level of precision to support the operating effectiveness of the controls, nor did the Company emphasize the need to retain the required documentation to demonstrate and ensure that controls consistently operated at a sufficient level of precision to prevent and detect potential errors. The following deficiencies in control activities were identified:

Financial Statement Close and Reporting Process

•
Ineffective design and implementation, and operation of controls over the completeness, existence and accuracy of the financial statement close and reporting process and financial statement disclosures.

GITCS and Automated Controls

•
Ineffective general information technology controls (GITCs) over all IT operating systems, databases, and IT applications supporting financial reporting processes across the organization. GITCs include controls over new systems development, program changes and user access controls commensurate with the user’s job responsibilities and authorities and are necessary to address different IT systems used in the financial reporting processes across the organization. Accordingly, automated process-level controls and manual controls that are dependent upon the information derived from IT systems are also determined to be ineffective. Additionally, the Company did not have effective end-user computing controls over spreadsheets used in the financial reporting process.

Intercompany Process

•	Ineffective design and implementation, and operation of controls over the completeness, existence, accuracy and presentation of intercompany transactions.

Inventory

•	Ineffective design and implementation, and operation of controls over the completeness, existence, accuracy and valuation of inventory transactions.

Content Library

•	Ineffective design and implementation, and operation of controls over the completeness, existence, accuracy, valuation and presentation of content library assets.

Internally Developed Software Costs

•
Ineffective design and implementation, and operation of controls over the completeness, existence and accuracy, valuation and presentation over the capitalization of internally developed software costs and related amortization expense.

Long-Lived Assets

•	Ineffective design and implementation, and operation of controls over the completeness, existence, accuracy, valuation and presentation of long-lived assets and related depreciation expense.

•
Ineffective controls to assess the existence of impairment indicators and to perform an impairment assessment of customer relationship intangible assets in accordance with the relevant accounting guidance on a timely basis.

Goodwill Impairment

•	Ineffective design and implementation, and operation of controls over the completeness and accuracy of the data provided to third-party consultants for purposes of the goodwill impairment analysis.

•
Ineffective design and implementation, operation of controls over the appropriateness of the assumptions and methodology used to measure the fair value of reporting units and the reasonableness of the conclusions in the consultants’ reports.

Accounts Payable and Accrued Liabilities

•
Ineffective design and implementation, and operation of controls over the completeness, existence and accuracy of the procurement of goods and services and invoice processing and cash disbursements, and the completeness, existence, accuracy and presentation of accounts payable and accrued liabilities and operating expenses.

Revenue Processes

•
Ineffective design and implementation, and operation of controls over the completeness, existence, accuracy and presentation of revenue and deferred revenue transactions and accounts receivable, including cash receipts, and the collectability of accounts receivable and its related allowance.

Cost of Sales and Related Accruals

•	Ineffective design and implementation, and operation of controls over the completeness, accuracy and presentation of cost of sales and related accrued liabilities.

Income Taxes

•
Ineffective design and implementation, and operation of controls over the completeness, existence, accuracy, valuation and presentation of income tax accounts including income tax expense (benefit) and withholding tax expense, deferred tax assets and liabilities, uncertain tax positions, and taxes payable and receivable.

Payroll

•	Ineffective design and implementation, and operation of controls over the completeness, existence, accuracy and presentation of payroll and related expenses.

Stock-Based Compensation

•
Ineffective design and implementation, and operation of controls over the completeness, existence, accuracy and presentation over stock-based compensation for existing plans and new stock-based compensation arrangements.

Treasury

•
Ineffective design and implementation, and operation of controls over the completeness, existence, accuracy, valuation and presentation of certain financial liabilities, specifically in relation to the valuation methods selected and third-party pricing data used.

•	Ineffective controls over cash management functions.

Business Combination

•
Ineffective design and implementation, and operation of controls over the completeness, existence and accuracy of the fair value of the acquired assets and assumed liabilities in connection with the finalization of the purchase price allocation. In addition, we do not have effective processes and related internal controls to execute and account for an acquired business.

Significant and Unusual Non-Routine Transactions

•	Ineffective design and implementation, and operation of controls to evaluate the completeness, existence, accuracy, valuation and presentation of non-routine transactions.

These control deficiencies resulted in several material and immaterial misstatements to the preliminary consolidated financial statements that were corrected prior to the issuance of the consolidated financial statements. These control deficiencies create a reasonable possibility that a material misstatement to the consolidated financial statements will not be prevented or detected on a timely basis, and therefore we concluded that the deficiencies represent material weaknesses in our internal control over financial reporting and our internal control over financial reporting was not effective as of December 31, 2017.

Our independent registered public accounting firm, KPMG, LLP, who audited the consolidated financial statements included in this annual report, has expressed an adverse report on the operating effectiveness of the Company's internal control over financial reporting. KPMG LLP's report appears on page 79 of this annual report on Form 10-K.

Remediation Plan

We have identified and begun to implement several steps, as further described below, to remediate the material weaknesses described in this Item 9A and to enhance our overall control environment. We are committed to ensuring that our internal controls over financial reporting are designed and operating effectively.

Our remediation process has included, but is not limited to:

•	Our Board appointed a new member with extensive accounting and auditing experience.

•	Our Board appointed new executive management, including a new CEO and CFO, and emphasized to them their responsibilities relating to an improved financial reporting and internal control environment.

•	Our Audit Committee has frequent communications with management regarding our financial reporting and internal control environment.

•
We revised our organization structure and commenced hiring key employees, with the appropriate expertise and competence to assume assigned responsibility and accountability for financial reporting processes and internal controls. Additional key employees are required.

•	We have engaged third-party accounting and SOX experts to assist in the evaluation of and enhance our financial reporting and internal control environment.

•	We are investing in IT products and platforms to enhance our financial reporting and internal control environment.

In addition, we will continue to:

•
Provide education and training to employees on the Company’s accounting policies and procedures, our business processes and internal controls such that employees are aware of the importance of operating effective internal controls;

•
Further develop the detailed remediation plan, with appropriate executive sponsorship and with the assistance of third-party specialists, to specifically address the material weaknesses related to the control environment, risk assessment, information and communication, and monitoring activities;

•
Further develop and document detailed policies and procedures regarding our business processes for significant accounts, critical accounting policies and procedures, critical accounting estimates and significant unusual transactions and design and implement and operate effective process-level controls to mitigate the risk of misstatement due to error and/or fraud;

•	Improve our IT control environment by replacement, integration and implementation of systems; and

•	Establish effective general controls over relevant IT systems to ensure that our automated process level controls and information produced and maintained in our IT systems is relevant and reliable.

Although we intend to complete the remediation process as promptly as possible, we cannot at this time estimate how long it will take to remediate these material weaknesses. In addition, we may discover additional material weaknesses that require additional time and resources to remediate and we may decide to take additional measures to address the material weaknesses or modify the remediation steps described above. Until these weaknesses are remediated, we plan to continue to perform additional analyses and other procedures to ensure that our consolidated financial statements are prepared in accordance with GAAP.

Changes in Internal Control over Financial Reporting

In addition to actions taken during 2017 to enhance the control environment in response to the material weaknesses disclosed in the 2016 Form 10-K, we made the following changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal year ended December 31, 2017 that have improved our internal control over financial reporting, specifically:

•	Implemented controls over the continued post-closing integration of EMC.

•
Implemented an effective standard of conduct that demonstrates the importance of integrity and ethical values and that defines the Company’s policies and procedures and expected behavior. We communicated the standard of conduct to personnel at all levels across the organization.

•	Implemented an enterprise risk management committee and annual enterprise risk assessment process.

•	Implemented new delegation of authority policy which was approved by the Board of Directors and provided training to ensure understanding and compliance.

•
Revised our organization structure and commenced hiring key employees, with the appropriate expertise and competence to assume assigned responsibility and accountability for financial reporting processes and internal controls.

•	Appointed a new Board member with extensive accounting and auditing experience.

There were no other changes in our internal control over financial reporting that occurred during the year ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
Global Eagle Entertainment Inc.:

Opinion on Internal Control Over Financial Reporting
We have audited Global Eagle Entertainment Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, because of the effect of the material weaknesses, described below, on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of December 31, 2017, the related statements of operations, comprehensive loss, stockholders’ equity(deficit), and cash flows for the year then ended, and the related notes (collectively, the consolidated financial statements), and our report dated April 2, 2018 expressed an unqualified opinion on those consolidated financial statements.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management’s assessment:
The Company did not have an effective control environment including:

•	oversight by the Board of Directors over the processes and internal controls over the five components of the COSO 2013 Framework;

•
a process implemented to evaluate the competence and expertise necessary to support financial reporting and a response to address shortcomings a sufficient number of trained personnel with assigned responsibility and accountability for the conduct of financial reporting processes and internal controls;

•
a process to evaluate the performance of internal control responsibilities by Company personnel and provide performance incentives and rewards or exercise disciplinary actions, as appropriate and to hold personnel accountable for their internal control responsibilities through performance measurement plans and goals; and

•	sufficient training of personnel on COSO 2013 Framework and their financial reporting and related internal control responsibilities.
The Company did not have an effective risk assessment process including:

•
the communication of materiality relevant to the reporting units, geographic markets and functional areas of the business organization such that the required level of accuracy and precision required for financial reporting and the risk tolerance associated with internal controls was established;

•
effective controls over the application of generally accepted accounting principles over critical accounting policies and practices, critical accounting estimates and certain significant unusual transactions; and

•
a continuous documented risk assessment process to identify and analyze risks of misstatement due to error and/or fraud, including management override of controls, to determine appropriate internal controls to manage the financial reporting risks and to make necessary changes in financial reporting processes and related internal controls that are responsive to changes in the business operations and environment, IT systems, and personnel.

The Company did not have effective information and communication processes and controls including:

•	timely identification and communication of relevant and reliable information sourced internally and externally to financial reporting personnel, management, and the Board of Directors; and

•
effective controls over its various information technology systems to ensure that information used in financial reporting is timely, current, accurate, complete, accessible, protected and verifiable and retained.

The Company did not have effective monitoring activities including:

•	effective controls to ascertain whether the processes and internal controls related to the five COSO 2013 Framework components (and underlying principles) were present and functioning;

•	effective controls to ascertain whether process level controls related to routine transactions or unusual non-recurring transactions were operating effectively;

•	an effective, functioning internal audit group responsible for monitoring the effectiveness of internal controls; and

•	an effective process and controls to timely remediate existing control deficiencies.
The Company did not have effective control activities including:

•	written policies and procedures to support the operating effectiveness of the controls and to demonstrate the operation of the controls; and

•
effective control activities at the transaction level at an appropriate level of precision to mitigate the risk of material misstatement in financial reporting including the following various deficient control activities:

–
Ineffective design and implementation, and operation of controls over the completeness, existence and accuracy of the financial statement close and reporting process and financial statement disclosures.

–	Ineffective general information technology controls (GITCs) over all IT operating systems, databases, and IT applications supporting financial reporting processes across the organization.

–	Ineffective automated process-level controls and manual controls that are dependent upon the information derived from IT systems.

–	Ineffective end-user computing controls over spreadsheets used in the financial reporting process.

–	Ineffective design and implementation, and operation of controls over the completeness, existence, accuracy and presentation of intercompany transactions.

–	Ineffective design and implementation, and operation of controls over the completeness, existence, accuracy and valuation of inventory transactions.

–	Ineffective design and implementation, and operation of controls over the completeness, existence, accuracy, valuation and presentation of content library assets.

–
Ineffective design and implementation, and operation of controls over the completeness, existence and accuracy, valuation and presentation over the capitalization of internally developed software costs and related amortization expense.

–	Ineffective design and implementation, and operation of controls over the completeness, existence, accuracy, valuation and presentation of long-lived assets and related depreciation expense.

–
Ineffective controls to assess the existence of impairment indicators and to perform an impairment assessment of customer relationship intangible assets in accordance with the relevant accounting guidance on a timely basis.

–	Ineffective design and implementation, and operation of controls over the completeness and accuracy of the data provided to third-party consultants for purposes of the goodwill impairment analysis.

–
Ineffective design and implementation, operation of controls over the appropriateness of the assumptions and methodology used to measure the fair value of reporting units and the reasonableness of the conclusions in the consultants’ reports.

–
Ineffective design and implementation, and operation of controls over the completeness, existence and accuracy of the procurement of goods and services and invoice processing and cash disbursements, and the completeness, existence, accuracy and presentation of accounts payable and accrued liabilities and operating expenses.

–
Ineffective design and implementation, and operation of controls over the completeness, existence, accuracy and presentation of revenue and deferred revenue transactions and accounts receivable, including cash receipts, and the collectability of accounts receivable and its related allowance.

–	Ineffective design and implementation, and operation of controls over the completeness, accuracy, and presentation of cost of sales and related accrued liabilities.

–
Ineffective design and implementation, and operation of controls over the completeness, existence, accuracy, valuation and presentation of income tax accounts including income tax expense (benefit) and withholding tax expense, deferred tax assets and liabilities, uncertain tax positions, and taxes payable and receivable.

–	Ineffective design and implementation, and operation of controls over the completeness, existence, accuracy and presentation of payroll and related expenses.

–
Ineffective design and implementation, and operation of controls over the completeness, existence, accuracy and presentation over stock-based compensation for existing plans and new stock-based compensation arrangements.

–
Ineffective design and implementation, and operation of controls over the completeness, existence, accuracy, valuation and presentation of certain financial liabilities, specifically in relation to the valuation methods selected and third-party pricing data used.

–	Ineffective controls over cash management functions.

–
Ineffective design and implementation, and operation of controls over the completeness, existence and accuracy of the fair value of the acquired assets and assumed liabilities in connection with the finalization of the purchase price allocation.

–	Ineffective processes and related internal controls to execute and account for an acquired business.

–	Ineffective design and implementation, and operation of controls to evaluate the completeness, existence, accuracy, valuation and presentation of non-routine transactions.
The material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2017 consolidated financial statements, and this report does not affect our report on those consolidated financial statements.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting in Item 9A(b). Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ KPMG LLP
Los Angeles, California
April 2, 2018

ITEM 9B.    OTHER INFORMATION

None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Pursuant to Instruction G(3) to Form 10-K, the information required by Item 10. Directors, Executive Officers and Corporate Governance with respect to the Directors and executive officers of the Company set forth under the heading “Directors and Executive Officers” in the Company’s definitive proxy statement to be filed within 120 days following the end of the fiscal year covered by this report is incorporated herein by reference.

Pursuant to Instruction G(3) to Form 10-K, information concerning the Audit Committee and audit committee financial expert disclosure set forth under the heading “Board of Directors and Corporate Governance” in the Company’s definitive proxy statement to be filed within 120 days following the end of the fiscal year covered by this report is incorporated herein by reference.

Pursuant to Instruction G(3) to Form 10-K, information concerning compliance with Section 16(a) of the Securities Exchange Act of 1934 by officers and directors of the Company set forth under the heading “Security Ownership of Certain Beneficial Owners and Management-Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive proxy statement to be filed within 120 days following the end of the fiscal year covered by this report is incorporated herein by reference.

Pursuant to Instruction G(3) to Form 10-K, information concerning our Code of Ethics set forth under the heading “Board of Directors and Corporate Governance-Code of Ethics” in the Company’s definitive proxy statement to be filed within 120 days following the end of the fiscal year covered by this report is incorporated herein by reference.

ITEM 11.    EXECUTIVE COMPENSATION

Pursuant to Instruction G(3) to Form 10-K, information concerning director and officer executive compensation and related matters set forth under the headings “Executive Compensation” and “Security Ownership of Certain Beneficial Owners and Management-Compensation Committee Report” in the Company’s definitive proxy statement to be filed within 120 days following the end of the fiscal year covered by this report is incorporated herein by reference.

Pursuant to Instruction G(3) to Form 10-K, information concerning compensation committee interlocks and insider participation set forth under the heading “Board of Directors and Corporate Governance-Compensation Committee Interlocks and Insider Participation” in the Company’s definitive proxy statement to be filed within 120 days following the end of the fiscal year covered by this report is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Pursuant to Instruction G(3) to Form 10-K, information concerning shares of common stock of the Company beneficially owned by management set forth under the heading “Security Ownership of Certain Beneficial Owners and Management” in the Company’s definitive proxy statement to be filed within 120 days following the end of the fiscal year covered by this report is incorporated herein by reference.

Pursuant to Instruction G(3) to Form 10-K, information concerning securities authorized for issuance under equity compensation plans set forth under the heading “Executive Compensation-Equity Compensation Plan Information” in the Company’s definitive proxy statement to be filed within 120 days following the end of the fiscal year covered by this report is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Pursuant to Instruction G(3) to Form 10-K, information concerning certain relationships and related party transactions and director independence set forth under the headings “Related Party Transactions Policy and Transactions” and “Board of Directors and Corporate Governance” in the Company’s definitive proxy statement to be filed within 120 days following the end of the fiscal year covered by this report is incorporated herein by reference.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

Pursuant to Instruction G(3) to Form 10-K, information concerning principal accounting fees and services set forth under the heading “Audit-Related Matters” in the Company’s definitive proxy statement to be filed within 120 days following the end of the fiscal year covered by this report is incorporated herein by reference.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1). Financial Statements

(a)(2). Financial Statement Schedules

All financial statement schedules have been omitted, since they are not applicable, not required, or the information required has been otherwise supplied in our consolidated financial statements or notes thereto included in this Form 10-K.

(a)(3). Exhibits

EXHIBIT INDEX

		Incorporated by Reference
Exhibit No.	Exhibit Index	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith
2.1	Agreement and Plan of Merger and Reorganization, dated as of November 8, 2012, by and among Global Eagle Acquisition Corp., EAGL Merger Sub Corp., Row 44, Inc. and PAR Investment Partners, L.P.	10-Q	001-35176	10.2	11/14/2012
2.2	Stock Purchase Agreement, dated as of November 8, 2012, by and between Global Eagle Acquisition Corp. and PAR Investment Partners, L.P.	8-K	001-35176	10.2	11/14/2012
2.3	Asset Purchase Agreement, dated as of May 8, 2013, by and among the Company and the other parties thereto.	8-K	001-35176	2.1	7/10/2013
2.4	Letter Agreement, dated as of July 9, 2013, by and among the Company and the other parties thereto.	8-K	001-35176	2.2	7/10/2013
2.5	Sale and Purchase Agreement by and among IFES Acquisition Corp. Limited, an English company, GCP Capital Partners LLP and certain individuals, dated October 18, 2013.	8-K	001-35176	2.1	10/18/2013
2.6	Interest Purchase Agreement, dated May 9, 2016, by and between the Company and EMC Acquisition Holdings, LLC.	8-K	001-35176	2.1	5/13/2016
2.7	Investment Agreement, dated as of November 8, 2016, by and among the Company and Shareco Group of America, Inc., and for limited purposes set forth therein, HNA Group Co., Ltd., Beijing Shareco Technologies Co., Ltd. and, upon entering into a joinder thereto, Bluefocus (Beijing) Investment Management Co., Ltd.	8-K	001-35176	2.1	11/14/2016
2.8	Subscription Agreement, dated as of November 8, 2016, by and between the Company and Shareco Group of America, Inc.	8-K	001-35176	2.2	11/14/2016
2.9	Stage 2 Letter Agreement, dated as of November 8, 2016, by and among the Company, Shareco Group of America, Inc., HNA Group Co., Ltd., Beijing Shareco Technologies Co., Ltd. and PAR Investment Partners, L.P.	8-K	001-35176	2.3	11/14/2016
3.1	Second Amended and Restated Certificate of Incorporation	8-K	001-35176	3.1	2/6/2013
3.2	Amended and Restated Bylaws	8-K	001-35176	3.1	9/23/2016
4.1	Specimen Common Stock Certificate	S-1/A#4	333-172267	4.2	5/11/2011
4.2	Form of Warrant Agreement by and between the Company and American Stock Transfer & Trust Company, LLC	S-1/A#2	333-172267	4.4	4/6/2011
4.3	Specimen Warrant Certificate	S-1/A	333-172267	4.3	4/6/2011
4.4	Indenture (including the Form of Convertible Note), dated as of February 18, 2015, with respect to the Company’s 2.75% Convertible Senior Notes due 2035, between the Company and U.S. Bank National Association, as Trustee.	8-K	001-35176	4.1	2/19/2015
4.5	Settlement Agreement, dated August 9, 2016, between the Company and UMG Recordings, Inc., Capitol Records, LLC, Universal Music Corp. and entities affiliated therewith.	S-3	333-214065	4.5	10/11/2016
4.6	Registration Rights Agreement, dated August 9, 2016, between the Company and UMG Recordings, Inc.	S-3	333-214065	4.5(B)	10/11/2016
4.7	Second Lien Note, dated as of March 27, 2018, issued by Global Eagle Entertainment Inc.	8-K	001-35176	4.1	3/27/2018
4.8	Guaranty, dated as of March 27, 2018, made by the guarantors listed therein, in favor of the holders of the Notes.	8-K	001-35176	4.2	3/27/2018
4.9	Security Agreement, dated as of March 27, 2018, by and among the grantors party thereto and Cortland Capital Market Services LLC, as Collateral Agent.	8-K	001-35176	4.3	3/27/2018
10.1	Credit Agreement, dated as of January 6, 2017, by and among the Company, the subsidiary guarantors party thereto, Citibank, N.A., as the administrative agent, and the lenders from time to time party thereto.	8-K	001-35176	10.1	1/12/2017
10.2	First Amendment and Limited Waiver to Credit Agreement dated as of May 4, 2017, among the Company, the guarantors party thereto, the lenders party thereto, and Citibank, N.A., as administrative agent.	8-K	001-35176	10.1	5/5/2017
10.3	Amendment to First Amendment and Limited Waiver to Credit Agreement and Second Amendment to Credit Agreement, dated as of June 29, 2017, among the Company, the guarantors party thereto, the lenders party thereto, and Citibank, N.A., as administrative agent.	8-K	001-35176	10.1	6/30/2017
10.4	Second Amendment to Limited Waiver to Credit Agreement, dated as of September 13, 2017, among the Company, the guarantors party thereto, the lenders party thereto, and Citibank, N.A., as administrative agent.	8-K	001-35176	10.1	9/14/2017
10.5	Third Amendment to Limited Waiver to Credit Agreement and Third Amendment to Credit Agreement, dated as of October 2, 2017, among the Company, the guarantors party thereto, the lenders party thereto, and Citibank, N.A., as administrative agent.	8-K	001-35176	10.1	10/3/2017
10.6	Extension Letter, dated as of October 6, 2017, among the Company and the lenders party thereto.	8-K	001-35176	10.1	10/12/2017
10.7	Fourth Amendment to Limited Waiver to Credit Agreement and Fourth Amendment to Credit Agreement, dated as of October 31, 2017, among the Company, the guarantors party thereto, the lenders party thereto, and Citibank, N.A., as administrative agent.	8-K	001-35176	10.1	11/1/2017
10.8	Extension Letter, dated as of November 15, 2017, among the Company and the lenders party thereto.	8-K	001-35176	10.1	11/16/2017
10.9	Security Agreement, dated as of January 6, 2017, by and among the Company, the grantors party thereto and Citibank, N.A., as the agent.	8-K	001-35176	10.2	1/12/2017
10.10*	Waiver of Claims, General Release and Non-Solicitation Agreement, dated February 20, 2017, between the Company and David M. Davis.	8-K	001-35176	10.2	2/21/2017
10.11*	Consulting Agreement, dated as of February 21, 2017, between the Company and David M. Davis.	8-K	001-35176	10.3	2/21/2017
10.12*	Consulting Agreement, dated April 19, 2017, between the Company and Abel Avellan.	8-K	001-35176	10.1	4/24/2017
10.13*	Consulting Agreement, dated as of July 1, 2017, by and between the Company and Kevin Trosian.	10-K	001-35176	10.6	11/17/2017
10.14*	Waiver of Claims and General Release Agreement, dated February 20, 2017, between the Company and Thomas Severson.	8-K	001-35176	10.4	2/21/2017
10.15*	Waiver of Claims and General Release Agreement, dated March 7, 2017, between the Company and Frank Mullen.	10-K	001-35176	10.67	11/17/2017
10.16*	Amendment #1 to Consulting Services Agreement, dated May 1, 2017, by and between the Company and Aditya Chatterjee.	8-K	001-35176	10.1	5/2/2017
10.17*	Employment Letter Agreement, dated February 21, 2017, between the Company and Jeffrey A. Leddy.	8-K	001-35176	10.1	2/21/2017
10.18*	Employment Letter Agreement, dated April 7, 2017, between the Company and Paul Rainey.	8-K	001-35176	10.1	4/7/2017
10.19*	Employment Letter Agreement, dated May 8, 2017, between the Company and Sarlina See.	8-K	001-35176	10.1	5/11/2017
10.20*	Global Eagle Entertainment Inc. Change in Control and Severance Plan for Senior Management.	8-K	001-35176	10.2	4/7/2017
10.21*	Form of Designation Letter for the Global Eagle Entertainment Inc. Change in Control and Severance Plan for Senior Management.	8-K	001-35176	10.3	4/7/2017
10.22*	Limited Liability Company Agreement of Wireless Maritime Services, LLC, dated as of February 19, 2004, by and between AT&T Wireless Services, Inc. and Maritime Telecommunications Network, Inc., as amended on January 26, 2005, May 18, 2005, February 27, 2006, March 16, 2006, September 30, 2010, and July 2012.	10-K	001-35176	10.77	11/17/2017
10.23	Fifth Amendment to Limited Waiver to Credit Agreement and Fifth Amendment to Credit Agreement, dated as of December 22, 2017, among Global Eagle Entertainment Inc., the guarantors party thereto, the lenders party thereto, and Citibank, N.A., as administrative agent.	8-K	001-35176	10.1	12/27/2017
10.24*	Global Eagle Entertainment Inc. 2017 Omnibus Long-Term Incentive Plan	14A	001-35176	Annex B	11/28/2017
10.25*	Form of Global Eagle Entertainment Inc. 2017 Omnibus Long-Term Incentive Plan Restricted Stock Unit Grant Notice.	10-Q	001-35176	10.22	1/31/2018
10.26*	Form of Global Eagle Entertainment Inc. 2017 Omnibus Long-Term Incentive Plan Performance-Based Restricted Stock Unit Grant Notice.	10-Q	001-35176	10.23	1/31/2018
10.27*	Form of Global Eagle Entertainment Inc. 2017 Omnibus Long-Term Incentive Non-Qualified Stock Option Grant Notice.	10-Q	001-35176	10.24	1/31/2018
10.28*	Global Eagle Entertainment Annual Incentive Plan, adopted on December 11, 2017.	10-Q	001-35176	10.25	1/31/2018
10.29	Securities Purchase Agreement, dated as of March 8, 2018, by and among Global Eagle Entertainment Inc., Searchlight II TBO, L.P. and Searchlight II TBO-W, L.P.	8-K	001-35176	10.1	3/9/2018
10.30	Sixth Amendment, dated as of March 8, 2018, to Credit Agreement, among Global Eagle Entertainment Inc., the guarantors party thereto, the lenders party thereto and Citibank, N.A, as Administrative Agent.	8-K	001-35176	10.2	3/9/2018
10.31	Intercreditor and Subordination Agreement, dated as of March 27, 2018, by and among the grantors party thereto, Citibank, N.A., as administrative agent, and Cortland Capital Market Services LLC, as collateral agent.	8-K	001-35176	10.1	3/27/2018
10.32	Penny Warrant, dated as of March 27, 2018, issued by Global Eagle Entertainment Inc. to Searchlight II TBO-W, L.P.	8-K	001-35176	10.2	3/27/2018
10.33	Market Warrant, dated as of March 27, 2018, issued by Global Eagle Entertainment Inc. to Searchlight II TBO-W, L.P.	8-K	001-35176	10.3	3/27/2018
10.34	Warrantholders Agreement, dated as of March 27, 2018, by and among Global Eagle Entertainment Inc. and Searchlight II TBO-W, L.P.	8-K	001-35716	10.4	3/27/2018
10.35*	Second Amended and Restated Employment Letter Agreement, dated March 23, 2018, between the Company and Josh Marks.					X
10.36*	Amended and Restated Employment Letter Agreement, dated March 29, 2018, between the Company and Jeffrey A. Leddy.					X
21	List of subsidiaries					X
23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm.					X
23.2	Consent of Ernst & Young, LLP, Independent Registered Public Accounting Firm.					X
24	Power of Attorney (included on the signature page to this Form 10-K).
31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).					X
31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).					X
32.1	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.					X
32.2	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.					X
101.INS	XBRL Instance Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
*	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 2, 2018.

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

Signature	Title	Date

/s/ JOSHUA B. MARKS	Chief Executive Officer and Director	April 2, 2018
Joshua B. Marks	(Principal Executive Officer)

/s/ PAUL RAINEY	Chief Financial Officer	April 2, 2018
Paul Rainey	(Principal Financial Officer)

/s/ SARLINA SEE	Chief Accounting Officer	April 2, 2018
Sarlina See	(Principal Accounting Officer)

/s/ JEFFREY A. LEDDY	Executive Chairman of the Company and Chair of the Board of Directors	April 2, 2018
Jeffrey A. Leddy

/s/ STEPHEN HASKER	Director	April 2, 2018
Stephen Hasker

/s/ HARRY E. SLOAN	Director	April 2, 2018
Harry E. Sloan

/s/ JEFF SAGANSKY	Director	April 2, 2018
Jeff Sagansky

/s/ JEFFREY E. EPSTEIN	Director	April 2, 2018
Jeffrey E. Epstein

/s/ ROBERT W. REDING	Director	April 2, 2018
Robert W. Reding

/s/ EDWARD L. SHAPIRO	Director	April 2, 2018
Edward L. Shapiro

	Director	April 2, 2018
Eric Sondag

/s/ RONALD STEGER	Director	April 2, 2018
Ronald Steger

	Director	April 2, 2018
Eric Zinterhofer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Global Eagle Entertainment Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Global Eagle Entertainment Inc. (and subsidiaries) (the Company) as of December 31, 2017, the related consolidated statements of operations, comprehensive loss, stockholders’ equity (deficit), and cash flows for the year then ended, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017, and the results of its operations and its cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated April 2, 2018 expressed an adverse opinion on the effectiveness of the Company’s internal control over financial reporting.

Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provide a reasonable basis for our opinion.
We have served as the Company’s auditor since 2017.
/s/ KPMG LLP

Los Angeles, California
April 2, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Global Eagle Entertainment Inc.
We have audited the accompanying consolidated balance sheets of Global Eagle Entertainment Inc. as of December 31, 2016, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Global Eagle Entertainment Inc. at December 31, 2016, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.
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
/s/ Ernst & Young LLP
Los Angeles, California
November 17, 2017

GLOBAL EAGLE ENTERTAINMENT INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	December 31,
	2017	2016
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$48,260	$50,686
Restricted cash	3,608	17,992
Accounts receivable, net	113,545	120,492
Inventories	28,352	25,986
Prepaid expenses	13,486	17,658
Other current assets	20,923	20,786
TOTAL CURRENT ASSETS:	228,174	253,600
Content library	8,686	21,470
Property, plant and equipment, net	195,029	166,049
Goodwill	159,696	327,836
Intangible assets, net	122,582	166,720
Equity method investments	137,299	156,527
Other non-current assets	9,118	7,233
TOTAL ASSETS	$860,584	$1,099,435

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$205,036	$240,344
Deferred revenue	6,508	6,970
Warrant liabilities	—	433
Current portion of long-term debt	20,106	2,069
Other current liabilities	7,785	11,321
TOTAL CURRENT LIABILITIES:	239,435	261,137
Deferred revenue, non-current	1,079	1,536
Long-term debt	598,958	468,231
Deferred tax liabilities	16,247	33,205
Other non-current liabilities	30,340	36,329
TOTAL LIABILITIES	886,059	800,438

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized, 0 shares issued and outstanding at December 31, 2017 and 2016, respectively	—	—
Common stock, $0.0001 par value; 375,000,000 shares authorized, 93,834,805 and 88,482,745 shares issued, 90,781,171 and 85,429,111 shares outstanding, at December 31, 2017 and 2016, respectively	10	9
Treasury stock, 3,053,634 shares at December 31, 2017 and 2016	(30,659)	(30,659)
Additional paid-in capital	779,565	747,005
Subscriptions receivable	(578)	(553)
Accumulated deficit	(773,791)	(416,389)
Accumulated other comprehensive loss	(22)	(416)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(25,475)	298,997
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$860,584	$1,099,435

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL EAGLE ENTERTAINMENT INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Year Ended December 31,
	2017	2016	2015
Revenue:
Licensing & Services	$581,920	$496,535	$404,979
Equipment	37,549	33,220	21,051
Total revenue	619,469	529,755	426,030
Cost of sales:
Licensing & Services	428,619	336,702	261,635
Equipment	33,501	28,768	17,521
Total cost of sales	462,120	365,470	279,156
Gross margin	157,349	164,285	146,874
Operating expenses:
Sales and marketing	40,938	30,941	17,705
Product development	35,608	37,718	28,610
General and administrative	148,221	115,195	78,126
Provision for legal settlements	1,435	43,446	4,250
Amortization of intangible assets	43,955	35,648	26,994
Goodwill impairment	167,000	64,000	—
Total operating expenses	437,157	326,948	155,685
Loss from operations	(279,808)	(162,663)	(8,811)
Other income (expense):
Interest (expense) income, net	(58,454)	(18,198)	(2,492)
Loss on extinguishment of debt	(14,389)	—	—
Income (loss) from equity method investments including impairment losses	(12,424)	3,829	—
Change in fair value of derivatives	3,510	25,515	11,938
Other expense, net	(436)	(6,326)	(1,140)
Loss before income taxes	(362,001)	(157,843)	(505)
Income tax provision (benefit)	(4,887)	(44,911)	1,621
Net loss	$(357,114)	$(112,932)	$(2,126)

Net loss per share:
Basic	$(4.07)	$(1.39)	$(0.03)
Diluted	$(4.07)	$(1.39)	$(0.18)

Weighted average shares outstanding:
Basic	87,733	81,269	77,558
Diluted	87,733	81,269	78,394

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL EAGLE ENTERTAINMENT INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)

	Year Ended December 31,
	2017	2016	2015
Net loss	$(357,114)	$(112,932)	$(2,126)
Other comprehensive income (loss), net of tax:
Unrealized foreign currency translation adjustments	394	(117)	(303)
Other comprehensive income (loss)	394	(117)	(303)
Comprehensive loss	$(356,720)	$(113,049)	$(2,429)

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL EAGLE ENTERTAINMENT INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY(DEFICIT)
(In thousands)

	Common Stock		Common Stock Non-Voting		Treasury Stock		Additional Paid-in	Subscriptions	Accumulated	Accumulated Other Comprehensive	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	Income (Loss)	Equity (Deficit)
Balance, December 31, 2014	79,626	$8	—	$—	(3,054)	$(30,659)	$645,110	$(503)	$(301,331)	$4	$312,629
Convertible note conversion option fair value	—	—	—	—	—	—	12,674	—	—	—	12,674
Exercise of common stock options and warrants, net	607	—	—	—	—	—	6,006	—	—	—	6,006
Restricted stock units vested and distributed, net of tax	31	—	—	—	—	—	(208)	—	—	—	(208)
Issuance of common stock in exchange for warrants	1,412	—	—	—	—	—	16,600	—	—	—	16,600
Stock-based compensation	—	—	—	—	—	—	8,235	—	—	—	8,235
Tax benefit on stock options exercise	—	—	—	—	—	—	279	—	—	—	279
Interest income on subscription receivable	—	—	—	—	—	—	—	(25)	—	—	(25)
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	—	—	(303)	(303)
Net loss	—	—	—	—	—	—	—	—	(2,126)	—	(2,126)
Balance, December 31, 2015	81,676	8	—	—	(3,054)	(30,659)	688,696	(528)	(303,457)	(299)	353,761
Issuance of common stock for Emerging Markets Communication Acquisition	5,467	1	—	—	—	—	40,606	—	—	—	40,607
Issuance of common stock for legal settlements	1,751	—	—	—	—	—	13,705	—	—	—	13,705
Repurchase and retirement of common stock	(614)	—	—	—	—	—	(5,219)	—	—	—	(5,219)
Exercise of common stock options	26	—	—	—	—	—	255	—	—	—	255
Restricted stock units vested and distributed, net of tax	177	—	—	—	—	—	(705)	—	—	—	(705)
Purchase of subsidiary shares from non-controlling interests	—	—	—	—	—	—	(876)	—	—	—	(876)
Stock-based compensation	—	—	—	—	—	—	10,747	—	—	—	10,747
Tax deficiency on stock options exercise	—	—	—	—	—	—	(204)	—	—	—	(204)
Interest income on subscription receivable	—	—	—	—	—	—	—	(25)	—	—	(25)
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	—	—	(117)	(117)
Net loss	—	—	—	—	—	—	—	—	(112,932)	—	(112,932)
Balance, December 31, 2016	88,483	$9	—	$—	(3,054)	$(30,659)	$747,005	$(553)	$(416,389)	$(416)	$298,997
Restricted stock units vested and distributed, net of tax	272	—	—	—	—	—	(311)	—	—	—	(311)
Stock-based compensation	—	—	—	—	—	—	7,584	—	—	—	7,584

GLOBAL EAGLE ENTERTAINMENT INC.
CONSOLIDATED STATEMENTS OF EQUITY (continued)
(In thousands)

	Common Stock		Common Stock Non-Voting		Treasury Stock		Additional Paid-in	Subscriptions	Accumulated	Accumulated Other Comprehensive	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	Income (Loss)	Equity (Deficit)
Change in Accounting Policy - ASU 2016-09	—	—	—	—	—	—	288	—	(288)	—	—
Settlement of contingent consideration	5,080	1	—	—	—	—	24,999	—	—	—	25,000
Interest income on subscription receivable	—	—	—	—	—	—	—	(25)	—	—	(25)
Effect of foreign exchange translation	—	—	—	—	—	—	—	—	—	394	394
Net loss	—	—	—	—	—	—	—	—	(357,114)	—	(357,114)
Balance, December 31, 2017	93,835	$10	—	$—	(3,054)	$(30,659)	$779,565	$(578)	$(773,791)	$(22)	$(25,475)

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL EAGLE ENTERTAINMENT INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2017	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(357,114)	$(112,932)	$(2,126)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	89,854	57,158	36,592
Amortization of content library	15,813	14,932	14,929
Non-cash interest expense, net	6,449	1,916	903
Stock-based compensation	7,585	10,747	8,235
Loss on extinguishment of debt	14,389	—	—
Issuance of shares for legal settlements	—	13,705	—
Impairment of goodwill	167,000	64,000	—
Impairment of internally developed software	—	4,069	—
Impairment of related party loan	—	4,353	—
Proceeds from equity method investments	6,798	—	—
(Gain) loss on equity method investments including impairment losses	12,424	(3,829)	—
Loss on disposal of fixed assets	443	—	—
Change in fair value of derivatives	(3,510)	(25,515)	(11,938)
Provision for bad debt	2,788	2,624	797
Deferred income taxes	(16,913)	(60,369)	(6,452)
Other	(2,944)	(1,488)	96
Changes in operating assets and liabilities:
Restricted cash	(1,653)	2,700	(722)
Accounts receivable	4,159	(8,032)	(5,879)
Inventories	(5,637)	2,123	(1,580)
Prepaid expenses	4,172	(4,382)	(1,272)
Other current assets	(115)	16,366	(1,252)
Content library	(15,539)	(18,614)	(15,406)
Other non-current assets	(1,064)	2,695	2,814
Accounts payable and accrued expenses	23,363	14,854	4,183
Deferred revenue	(919)	(12,891)	(3,134)
Other current liabilities	(3,536)	(790)	3,067
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(53,707)	(36,600)	21,855
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of companies, net of cash acquired	—	(92,246)	(60,242)
Purchases of property and equipment	(74,994)	(54,173)	(20,653)
Issuance of loan to related party	—	(4,400)	—
Release of restricted cash held in escrow	554	—	—
Settlement received related to EMC Acquisition	1,250	—	—
NET CASH USED IN INVESTING ACTIVITIES	(73,190)	(150,819)	(80,895)

GLOBAL EAGLE ENTERTAINMENT INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

	Year Ended December 31,
	2017	2016	2015
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of debt, net of $15,000 discount	485,000	—	—
Issuance costs	(20,927)	—	(831)
Repayment of EMC indebtedness	(412,400)
Proceeds from borrowings on line of credit	78,000	27,500	81,250
Repayment of long-term debt	(10,618)	(3,806)	(1,126)
Payment of contingent consideration	(1,599)	—	—
Borrowings from related party	6,370	—	—
Repurchase of common stock warrants	—	(5,219)	—
Proceeds from exercise of stock options and warrants	—	(450)	5,604
Other financing activities, net	—	(4,127)	(339)
NET CASH PROVIDED BY FINANCING ACTIVITIES	123,826	13,898	84,558
Effects of exchange rate changes on cash and cash equivalents	645	655	386
Net (decrease) increase in cash and cash equivalents	(2,426)	(172,866)	25,904
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	50,686	223,552	197,648
CASH AND CASH EQUIVALENTS AT END OF YEAR	$48,260	$50,686	$223,552
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for:
Taxes	$7,863	$12,562	$5,435
Interest	$36,018	$19,249	$1,161
SIGNIFICANT NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of common stock in connection with acquisition of business	$25,000	$40,607	$—
Deferred consideration liabilities incurred in connection with acquisition of business	$—	$25,000	$—
Release of restricted cash held in escrow to former owners of MTN	$15,483	$—	$—
Issuance of common stock to repurchase Global Eagle public company warrants	$—	$—	$16,600
Purchases of property, plant and equipment held in accounts payable	$9,390	$13,500	$—

The accompanying notes are an integral part of these consolidated financial statements.

Global Eagle Entertainment Inc.

Notes to Consolidated Financial Statements

Note 1.    Business

Global Eagle Entertainment Inc. is a Delaware corporation headquartered in Los Angeles, California. Global Eagle (together with its subsidiaries, “Global Eagle”, or the “Company”, “we”, “us” or “our”) is a leading provider of media and satellite-based connectivity to fast growing, global mobility markets across air, land and sea. Global Eagle offers a fully integrated suite of rich media content and seamless connectivity solutions that cover the globe. As of December 31, 2017, its business was comprised of two operating segments: Media & Content and Connectivity, with the Connectivity segment encompassing the operations of the former Aviation Connectivity and Maritime & Land Connectivity segments as historically presented in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2017. See Note 16. Segment Information for further discussion on the Company’s reportable segments.

Prior to the Company’s acquisition of Emerging Markets Communications (“EMC” and the acquisition, the “EMC Acquisition”) on July 27, 2016 (the “EMC Acquisition Date”), the Company’s business consisted of two operating segments: Content and Connectivity. (EMC was a communications services provider that offered land-based sites and marine vessels globally a multimedia platform delivering communications, Internet, live television, on-demand video, voice, cellular and 3G/LTE services. See Note 3. Business Combinations.) Following the EMC Acquisition, the acquired EMC business became a third operating segment, which the Company called Maritime & Land Connectivity, and the Company renamed its other two segments as Media & Content and Aviation Connectivity. In the second quarter of 2017, the Company reorganized its business from three operating segments back into two operating segments—Media & Content and Connectivity. However, we will continue to have three separate reporting units for purposes of our goodwill impairment testing. See below and Note 16. Segment Information for further discussion on the Company’s reportable segments.

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
Prior to January 31, 2013, the Company was known as Global Eagle Acquisition Corp. (“GEAC”), which was formed in February 2011 to effect a merger, capital stock exchange, asset acquisition or similar business combination with one or more businesses. Upon completion of the business combination with Row 44, Inc. (“Row 44”) and AIA, the Company changed its name from Global Eagle Acquisition Corp. to Global Eagle Entertainment Inc. In addition, the Company purchased substantially all the assets of Post Modern Edit, LLC and related companies (“PMG”) in July 2013 and completed the stock acquisition of the U.K. parent of the Travel Entertainment Group Equity Limited and subsidiaries (“IFES”) in October 2013. In 2013, the Company acquired additional outstanding shares of AIA to increase its ownership of AIA’s shares to 94%, and in April 2014, the Company acquired the remaining outstanding shares in AIA.

Connectivity

The Connectivity operating segment provides its customers, including their passengers and crew, with (i) Wi-Fi connectivity via L, C, Ka and Ku-band satellite transmissions that enable access to the Internet, live television, on-demand content, shopping and travel-related information and (ii) operational solutions that allow customers to improve the management of their internal operations.

The Connectivity segment operations commenced when the Company acquired all of the outstanding shares of common stock of Row 44 pursuant to a business combination transaction that closed on January 31, 2013 in which the Company acquired Row 44 and 86% of the issued and outstanding shares of AIA.

The EMC Acquisition added maritime and land-based connectivity operations to the segment upon the consolidation of our prior Maritime & Land Connectivity segment with our prior Aviation Connectivity segment in the second quarter of 2017.

Global Eagle Entertainment Inc.
Notes to Consolidated Financial Statements

Note 2.    Basis of Presentation and Summary of Significant Accounting Policies

The following is a summary of the significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). These financial statements have been prepared on the basis of the Company having sufficient liquidity to fund its operations for at least the next twelve months from the issuance of these consolidated financial statements in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 205-40, Presentation of Financial Statements - Going Concern. The Company’s principal sources of liquidity have historically been its debt and equity issuances and its cash and cash equivalents (which cash and cash equivalents amounted to $48.3 million as of December 31, 2017). The Company’s internal plans and forecasts indicate that it will have sufficient liquidity to continue to fund its business and operations for at least the next twelve months in accordance with ASC Topic 205-40.

For the years ended December 31, 2017 and 2016, the Company adopted ASC Topic 205-40, which requires that an entity’s management evaluate whether there are relevant conditions and events that in aggregate raise substantial doubt about the entity’s ability to continue as a going concern and to meet its obligations as they become due within one year after the date that the financial statements are issued. Under this standard, the assessment by the entity’s management shall not take into consideration the potential mitigating effects of management’s plans that have not been fully implemented as of the date the financial statements are issued. Under ASC Topic 205-40, the first step of the assessment requires the entity to conclude that it will meet its obligations as they become due within one year after the date that the financial statements are issued, and the second step considers management’s mitigating measures in the event that management has concluded there is substantial doubt about the entity’s ability to continue as a going concern and to meet its obligations as they become due within one year after the date the financial statements are issued.

The Company’s management completed the first step of the assessment required by ASC Topic 205-40, considering, among other things, the Company’s current financial condition, taking into account the $150 million investment by Searchlight subsequent to December 31, 2017, our filing of the 2017 Quarterly Reports on Form 10-Q for the quarters ended March 31, June 30, and September 30, 2017 (which we filed concurrently on January 31, 2018 and consequently regained compliance with the continued listing requirements of the Nasdaq Stock Market) as well as negative factors such as its delay in achieving its anticipated acquisition synergies as well as its material weaknesses in its internal controls and the substantial time and resources that management must continue to dedicate to remediate and compensate for them; obligations coming due within the next 12 months; funds necessary to maintain its operations; and other conditions and events that may adversely affect the Company’s ability to meet its obligations within one year, such as a potential failure to satisfy its reporting obligations under its debt instruments as described below, history of recurring losses and cash used in operating activities, our negative working capital position as of December 31, 2017 and our substantial indebtedness. Following this assessment, the Company’s management believes that the Company has sufficient liquidity and access to funds to meet its obligations as they become due within one year after the date that the financial statements are issued. As such, management did not need to conduct a second-step assessment.

The assessment by the Company’s management that the Company will have sufficient liquidity to continue as a going concern is based on underlying estimates and assumptions, including that the Company: (i) timely files its periodic reports with the U.S. Securities and Exchange Commission (the “SEC”); (ii) services its indebtedness and complies with the covenants (including the financial-reporting covenants) in the agreements governing its indebtedness; and (iii) remains listed on The Nasdaq Stock Exchange.

If the Company is unable to satisfy the covenants and obligations contained in its 2017 Credit Agreement or Second Lien Notes (as defined below), in each case, obtain additional waivers (if needed), then its lenders could have the option to immediately accelerate all outstanding indebtedness, which the Company may not have the ability to repay. In addition, if the Company is unable to remain in compliance with Nasdaq’s listing requirements, then Nasdaq could determine to delist the Company’s common stock from Nasdaq, which would in turn constitute a “fundamental change” under the terms of the indenture governing its 2.75% Convertible Notes (as described below) due 2035. This would give the noteholders the option to require the Company to repurchase all or a portion of their convertible notes at a repurchase price equal to 100% of the principal amount thereof. In this event, the Company may not have the ability to repurchase the tendered notes. If these events occur, then the Company could be required to repay its credit agreement debt and Convertible Notes as early as the first quarter of 2018.

Global Eagle Entertainment Inc.
Notes to Consolidated Financial Statements

An acceleration or “fundamental change” repurchase event under the Company’s credit agreement, securities purchase agreement or indenture (as applicable) could materially and adversely affect the Company’s operating results, financial condition, liquidity and the carrying value of the Company’s assets and liabilities. The Company intends to satisfy its current and future debt service obligations with its existing cash and cash equivalents. However, the Company may not have sufficient funds or may be unable to arrange for additional financing to pay the amounts due under its existing debt instruments in the event of an acceleration event or repurchase event (as applicable). In this event, funds from external sources may not be available on acceptable terms, if at all.

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

Global Eagle Entertainment Inc.
Notes to Consolidated Financial Statements

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

The Company’s revenue is principally derived from the following sources:

Media & Content

Licensing & Services Revenue. The Company curates and manages the licensing of content to the airline, maritime, and non-theatrical industries globally and provides associated services, such as technical services, delivery of digital media advertising, the encoding of video and music products, development of graphical interfaces or the provision of materials. Media & Content licensing revenue is principally generated through the sale or license of media content, video and music programming, applications and video games to customers in the aviation, maritime and non-theatrical markets. Revenue from the sale or license of content is recognized when the content has been delivered and the contractual performance obligations have been fulfilled, generally at the time a customer’s license period begins. In certain cases, the Company estimates licensing revenue from customers, typically for revenue based on usage, including fees based on number of flights or number of aircraft or pay-per-view. The Company believes it has the ability to reasonably estimate the amounts that will ultimately be collected and therefore recognizes these amounts when earned.

Revenue from the provision of Media & Content services are billed and revenue is recognized as services are performed and/or when the committed advertisement impressions have been delivered. Obligations pursuant to the Company’s advertising revenue arrangements typically include a minimum number of impressions or the satisfaction of other performance criteria. Revenue from performance-based arrangements is recognized as the related performance criteria are met. The Company assesses whether performance criteria have been met and whether the fees are fixed or determinable based on a reconciliation of the performance criteria and an analysis of the payment terms associated with the transaction. The reconciliation of the performance criteria generally includes a comparison of third-party performance data to the contractual performance obligation and to internal or customer performance data in circumstances where that data is available. Where the Company enters into revenue-sharing arrangements with its customers, such as those relating to advertising, and when we are considered the principal, the Company reports the underlying revenue on a gross basis in its Consolidated Statements of Operations, and records these revenue-sharing payments to its customers in service costs.

Connectivity

Services Revenue. Services revenue for Connectivity includes satellite-based Internet services and related technical and network operational support and management services, live television, on-demand content, music streaming, shopping and click-through advertising revenue from travel-related information. The revenue is recognized after the service has been rendered and the customer can use such service, which customarily is in the form of (i) enplanement for boarded passengers, (ii) usage by passengers, depending upon the specific customer contract, and/or (iii) other revenue such as advertising sponsorship. The Company assesses whether performance criteria have been met and whether its service fees are fixed or determinable based on a reconciliation of the performance criteria and an analysis of the payment terms associated with the customer transaction. The reconciliation of the performance criteria generally includes a comparison of third-party performance data to the contractual performance obligation and to internal or customer performance data in circumstances where that data is available. In certain cases, the Company records licensing and services revenue based on available and preliminary information from its network operations. Amounts collected on the related receivables may vary from reported information based upon third party reported amounts owed that typically occurs within thirty days of the end of the period end. For all years presented, the difference between the amounts recognized based on preliminary information and cash collected was not material.

Equipment Revenue. Equipment revenue is recognized when title and risk pass to the buyer, which is generally upon shipment or arrival at destination depending on the contractual arrangement with the customer. In determining whether an arrangement exists, the Company ensures that a binding arrangement is in place, such as a purchase order or a fully executed customer-specific agreement. In cases where a customer has the contractual ability to return equipment within a specific time frame, the Company will provide for return reserves when and if necessary (based upon historical experience). The Company generally believes the acceptance clauses in our contracts are perfunctory and will recognize revenue upon shipment provided that all other criteria have been met including delivery of the Supplemental Type Certificates (“STC”). In certain cases where the Company sells its equipment to an aviation customer on a stand-alone basis, it may charge a fee for obtaining STC from the relevant aviation regulatory body which permits our equipment to operate on certain model/type of aircraft. To the extent that the Company contracts to charge STC

Global Eagle Entertainment Inc.
Notes to Consolidated Financial Statements

fees in equipment-only sales, the Company will record these fees as revenue upon obtaining the STC and delivery of the equipment. The Company recognized no STC fee revenue for the years ended December 31, 2017 and 2015 and $1.2 million for the year ended December 31, 2016.

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

Connectivity

Cost of sales for Connectivity consists primarily of equipment fees paid to third-party manufacturers, royalty expense as a result of revenue-sharing arrangements, Internet connection, satellite charges and related network operational support costs, and other platform operating expenses, including depreciation of property and equipment and internally developed software, website development costs, hardware and services used to build and operate the Connectivity platform and personnel costs relating to information technology.

Sales and marketing

Sales and marketing expense is primarily comprised of personnel costs, advertising costs, including promotional events and other brand building and product marketing expenses, corporate communications, certain professional fees, occupancy costs and travel expenses.

Advertising costs are expensed as incurred. Advertising expenses for the years ended December 31, 2017, 2016, and 2015 were not material.

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

Stock Repurchases

In March 2016 the Company’s Board of Directors authorized a stock repurchase program. Shares of the Company’s stock repurchased by the Company are accounted for when the transaction is settled. Repurchased shares held for future issuance are classified as treasury stock. Shares formally or constructively retired are deducted from common stock at par value and from additional paid-in capital for the excess of cash paid over par value. If additional paid-in capital has been exhausted, the excess over par value is deducted from retained earnings. Direct costs incurred to acquire the shares are included in the total cost of the repurchased shares. We did not repurchase any shares of our common stock during the years ended December 31, 2017. During the year ended December 31, 2016 the Company repurchased 0.6 million shares of its common stock for aggregate consideration of $5.2 million. As of December 31, 2017 the remaining authorization under the stock repurchase plan was $44.8 million.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an initial maturity of 90 days or less to be cash equivalents.

Restricted Cash

The Company maintains certain letters of credit agreements with its customers that are secured by the Company’s cash for periods up to three years. Additionally, included in Restricted cash in the Consolidated Balance Sheet as of December 31, 2016, was cash held in an escrow account for a previous EMC acquisition that was released to the former stockholders of the acquired company during 2017. As of December 31, 2017 and 2016, the Company had restricted cash of $3.6 million and $18.0 million, respectively. There was no restricted cash held in Other non-current assets in the Consolidated Balance Sheets as of December 31, 2017 or 2016.

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

Global Eagle Entertainment Inc.
Notes to Consolidated Financial Statements

	December 31,
	2017	2016
Accounts receivable, gross	$122,225	$130,583
Less: Allowance for doubtful accounts	(8,680)	(10,091)
Accounts receivable, net	$113,545	$120,492

Movements in the balance for bad debt reserve and sales allowance for the years ended December 31, 2017, 2016, and 2015, are as follows (in thousands):

	2017	2016	2015
Beginning balance	$10,091	$8,640	$7,468
Additions charged to statements of operations	2,788	2,624	1,172
Less: Bad debt write offs	(4,199)	(1,173)	—
Ending balance	$8,680	$10,091	$8,640

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

The Company performs impairment testing at the asset group level that represents the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. If events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable and the expected undiscounted future cash flows attributable to the asset group are less than the carrying amount of the asset group, an impairment loss equal to the excess of the asset’s carrying value over its fair value is recorded. Fair value is determined based upon estimated discounted future cash flows. Other than as stated in Content Library below, no impairment losses were recorded during the years ended December 31, 2017 and 2015. During

Global Eagle Entertainment Inc.
Notes to Consolidated Financial Statements

the year ended December 31, 2016, the Company recorded an impairment loss of $4.1 million in the Consolidated Statements of Operations. The impairment loss represented the write-off of capitalized costs associated with internally developed software projects which were abandoned.

Content Library

Content library represents minimum guaranteed amounts to acquire distribution rights. We capitalize the amounts paid for the guarantees, and record an asset and liability for any remaining unpaid portion of the guarantee when the film is released for exploitation. Amounts owed in excess of the capitalized minimum guarantees are expensed when our revenue from exploiting the film right have fully recouped the minimum guarantee based on the contractual royalty rates. The useful life of licensed film rights within the content library corresponds to the respective period over which the film rights will be licensed. Capitalized film rights are amortized ratably over their expected revenue streams and included in cost of sales. We anticipate that $7.6 million of our capitalized film costs will be amortized within the next 12 months with the remainder being amortized in the subsequent two years. As of December 31, 2017, unamortized film costs for released films were not material due to the short duration of the exploitation period. Participations are accrued on an individual title basis and expensed in the proportion that the revenue is generated over the exploitation period. As of December 31, 2017, we expect to pay accrued participation liabilities of $10.4 million during the next 12 months. As of December 31, 2017 and 2016, the Company had minimum guarantee liabilities, current of $0.8 million and $5.5 million, respectively, which are included in Accounts payable and accrued liabilities in the Consolidated Balance Sheets.

Content library is periodically tested for impairment, but no less than annually. The marketability of the individual film right can determine the fair value of such film and whether an impairment loss is necessary. If the fair value determined based on the estimated future cash flows for an individual film right is lower than its carrying amount as of the reporting date, an impairment loss is recognized in such period. For the years ended December 31, 2017, 2016 and 2015, the impairment charges for the content library were $2.5 million, $3.1 million and $0.9 million, respectively, included in Cost of sales in the Consolidated Statements of Operations.

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

The Company installs connectivity equipment under agreements entered into with its customers. Generally, under these agreements, legal title of the equipment is transferred upon delivery but sales are not recognized for accounting purposes because the risks and rewards of ownership are not fully transferred due to the Company’s continuing involvement with the equipment, the term of the agreement with the customer and restrictions in the agreement regarding the customer’s use of the equipment. The assets are recorded as Property, plant and equipment, net, on the Consolidated Balance Sheets. The Company begins depreciating the assets when they are ready for their intended use over the 7.5 year term of the agreement which approximates the expected useful lives of the equipment.

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

Global Eagle Entertainment Inc.
Notes to Consolidated Financial Statements

Goodwill represents the excess of the cost of an acquired entity over the fair value of the acquired net assets. The Company does not amortize goodwill, and instead evaluates it for impairment at the reporting unit level annually during the fourth quarter of each fiscal year (as of October 1 of that quarter) or when an event occurs or circumstances change that indicates the carrying value may not be recoverable. During the first quarter of 2017, the Company adopted ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Accounting for Goodwill Impairment. Under the then newly adopted guidance, the optional qualitative assessment, referred to as “Step 0”, and the first step of the quantitative assessment (“Step 1”) remained unchanged versus the prior guidance. However, the requirement to complete the second step (“Step 2”), which involved determining the implied fair value of goodwill and comparing it to the carrying amount of that goodwill to measure the impairment loss, was eliminated. As a result, Step 1 will be used to determine both the existence and amount of goodwill impairment. An impairment loss will be recognized for the amount by which the reporting unit’s carrying amount exceeds its fair value, not to exceed the carrying amount of goodwill in that reporting unit.
The Company periodically analyzes whether any indicators of impairment have occurred. As part of these periodic analyses, the Company compares its estimated fair value, as determined based on its stock price, to its net book value. During the fourth quarter of 2016, due to a continuing significant decline in its stock price and other indicators of impairment that arose during the fourth quarter of 2016, the Company deemed it more appropriate to assess goodwill impairment as of December 31, 2016, rather than the historical testing date of October 1. As discussed below, we further evaluated goodwill for impairment as of March 31 and December 31, 2017.
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
For the quarter ended December 31, 2017, we again identified a triggering event due to a further decline in our market capitalization, which we believe was driven by investor uncertainty around our liquidity position and the previous delinquency of our SEC filing status. Consequently, we performed another assessment of the fair value of our three reporting units for the quarter ending December 31, 2017. In performing that reassessment, we adjusted the assumptions used in the impairment analysis and increased the discount rate used in the impairment model, which negatively impacted the fair value of the Maritime & Land Connectivity and Aviation Connectivity reporting units. Following this analysis, we determined that the fair value of the Media & Content reporting unit exceeded its carrying value, while the fair value of the Maritime & Land Connectivity and Aviation Connectivity reporting units were below their carrying values. As such, we recorded impairment charges of $45.0 million and $44.0 million in our Maritime & Land Connectivity and Aviation Connectivity reporting units,

Global Eagle Entertainment Inc.
Notes to Consolidated Financial Statements

respectively, during the fourth quarter of 2017. The key assumptions underlying our valuation model used for accounting purposes, as described above, were updated to reflect the delays in realizing anticipated EMC Acquisition-related synergies that impact both the Maritime & Land Connectivity and Aviation Connectivity reporting units. Additionally, network expansion to meet current and anticipated new customer demand caused a step-up in bandwidth costs in our Maritime & Land and Aviation Connectivity reporting units. Our total goodwill impairment recorded for the full year ended December 31, 2017 was $167.0 million. At December 31, 2017, our remaining amount of goodwill was $159.7 million, of which $22.1 million was associated with the Maritime & Land reporting unit. See Note 5. Goodwill.

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

Investments in Equity Affiliates
Wireless Maritime Services, LLC (“WMS”)
In connection with the EMC Acquisition, the Company acquired a 49% equity interest in WMS, which interest EMC owned at the time of the EMC Acquisition. The remaining 51% equity interest in WMS is owned by an unaffiliated U.S. company (the “WMS third-party investor”), which is the managing member of WMS and is responsible for its day-to-day management and operations. Certain matters, including determination of capital contributions and distributions and business plan revisions, require approval of WMS’s board of directors, which consists of five voting members, three of which are appointed by the WMS third-party investor and two of which are appointed by the Company. Profits and losses for any fiscal year are allocated between the Company and the WMS third-party investor in proportion to their respective ownership interests, after giving effect to any special allocations made pursuant to the WMS operating agreement. EMC’s carrying value of the investment in WMS was adjusted to fair value as a result of the EMC Acquisition. The excess of the fair value over the underlying equity in net assets of WMS is primarily comprised of amortizable intangible assets and nonamortizable goodwill. The Company’s carrying value in its investment in WMS was subsequently adjusted for contributions, distributions. net income (loss) attributable to WMS, including the amortization of the cost basis difference associated with the amortizable intangible assets. During the fourth quarter of 2017, in accordance with ASC 323, Investments—Equity Method and Joint Ventures, we completed an assessment of the recoverability of our equity method investments. We determined that the fair value of our investment in Santander exceeded the carrying value; however, the carrying value of our interest in our WMS joint venture exceeded the estimated fair value of our interest, which management concluded was other than temporary, and accordingly we recorded an impairment charge of $16.7 million relating to our WMS equity investment. This WMS impairment was primarily as a result of lower than expected financial results for year ended December 31, 2017 due to the loss of a roaming partner. This resulted in a decline in revenue and margin which is not expected to recover in the foreseeable future, causing us to reduce our financial projections for the WMS business for 2018 and beyond.
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

Global Eagle Entertainment Inc.
Notes to Consolidated Financial Statements

the date the Company acquired EMC and was subsequently adjusted for contributions, distributions, and net income (loss) attributable to Santander.
On a periodic basis, the Company assesses whether there are any indicators that the value of its investments may be impaired, in accordance with FASB Accounting Standards Codification (“ASC”) 323, Investment—Equity Method and Joint Ventures. When circumstances indicate there may have been a reduction in the value of an equity method investment, we evaluate the equity method investment and any advances made for impairment by estimating our ability to recover our investment from future expected cash flows. If we determine the loss in value is other than temporary, we recognize an impairment charge to reflect the equity investment and any advances made at fair value. During the fourth quarter of 2017 we recorded an impairment charge of $16.7 million, adjusting the carrying value of our equity investment in WMS. See Note 7. Equity Method Investments.
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
The Company’s warrants issued in its initial public offering in 2011 to its non-sponsor shareholders (“Public SPAC Warrants”) and its contingently issuable shares issuable in partial consideration for its Sound Recording Settlements (as described in Note 10. Commitments and Contingencies qualify as derivatives. These derivatives are not designated (and do not qualify) as hedges. As a result, the Company accounts for such derivatives as liability instruments that are adjusted to fair value at each reporting period. Changes in fair value of such derivatives are recognized in earnings.
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

Foreign Currency Translation

The Company translates the assets and liabilities of its non-U.S.-dollar-functional-currency subsidiaries into U.S. dollars using exchange rates in effect at the end of each period. Revenue and expenses for these subsidiaries are translated using rates that approximate those in effect during the period. Gains and losses from these translations are recognized in foreign currency translation included in Accumulated Other Comprehensive Loss in the Consolidated Balance Sheets. The Company’s subsidiaries that use the U.S. dollar as their functional currency re-measure monetary assets and liabilities at exchange rates in effect at the end of each period, and re-measure inventories, property and nonmonetary assets and liabilities at historical rates.
Income Taxes
Deferred income tax assets and liabilities are recognized for temporary differences between the financial statement carrying amounts of assets and liabilities and the amounts that are reported in the income tax returns. Deferred taxes are evaluated for realization on a jurisdictional basis. The Company records valuation allowances to reduce deferred tax assets to the amount that

Global Eagle Entertainment Inc.
Notes to Consolidated Financial Statements

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

The Tax Act also adds many new provisions including changes to bonus depreciation, the deduction for executive compensation and interest expense, a tax on global intangible low-taxed income (GILTI), the base erosion anti-abuse tax (BEAT) and a deduction for foreign-derived intangible income (FDII). Many of these provisions, including the tax on GILTI, the BEAT, and the deduction for FDII, do not apply to the Company until 2018. The Company is assessing the impact of the provisions of the Act which do not apply until 2018.

On December 22, 2017, Staff Accounting Bulletin No. 118 ("SAB 118") was issued to address the application of generally accepted accounting principles in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Act.

In accordance with SAB118, we have estimated the impacts of the Tax Act using information known or knowable at this time, including an income tax benefit of $4.6 million in the year ended December 31, 2017 reflecting the revaluation of our net deferred tax liability based on a U.S. federal tax rate of 21 percent and no estimated tax impact related to the estimated repatriation tax charge of $41.9 million, fully offset by the utilization of net operating loss carryforwards and corresponding release of valuation allowance. Our management is still evaluating the effects of the Tax Act provisions, and the assessment does not purport to disclose all change of the Tax Act that could have material positive or negative impacts on our current or future tax positions.

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

Global Eagle Entertainment Inc.
Notes to Consolidated Financial Statements

The following tables summarize the Company’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2017, and 2016, respectively (in thousands, except as presented in footnotes to the tables):

	December 31, 2017	Quotes Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Liabilities:
Earn-out liability (1)	$114	$—	$—	$114
Liability warrants (2)	20	—	—	20
Contingently issuable shares (3)	1,448	—	—	1,448
Total	$1,582	$—	$—	$1,582

	December 31, 2016	Quotes Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Liabilities:
Earn-out liability (1)	$1,987	$—	$—	$1,987
Liability warrants (2)	433	—	—	433
Contingently issuable shares (3)	4,545	—	—	4,545
Total	$6,965	$—	$—	$6,965

(1)	Represents aggregate earn-out liabilities for the Company’s acquisitions of WOI, RMG, navAero and masFlight assumed in business combinations for the year ended December 31, 2015.

(2)	Includes 6,173,228 Public SPAC Warrants at December 31, 2017 and 2016.

(3)
In connection with the Sound Recording Settlements, (as described below in Note 10. Commitments and Contingencies) the Company is obligated to issue to UMG (as defined in that Note) 500,000 shares of its common stock when and if the closing price of the Company's common stock exceeds $10.00 per share and an additional 400,000 shares of common stock when and if the closing price of the Company’s common stock exceeds $12.00 per share. Such contingently issuable shares are classified as liabilities and are re-measured to fair value each reporting period.

Public SPAC Warrants. Through the quarter ended September 30, 2016, the fair value of the outstanding Public SPAC Warrants issued in the Company’s initial public offering in 2011 (which were recorded as derivative warrant liabilities) was determined by the Company using the quoted market prices for the Public SPAC Warrants traded over the counter. During the quarter ended December 31, 2016, the Company determined that there was a significant decrease in transaction volume and level of trading activity for the Public SPAC Warrants. As a result, the Company transferred the Public SPAC Warrants from Level 1 to Level 3 of the valuation hierarchy and determined the fair value using the Black-Scholes option pricing model at the end of the reporting period. For the years ended December 31, 2017 and 2016, due to the change in the fair value of these warrants, the Company recorded income of $0.4 million and $23.6 million, respectively. The Public SPAC Warrants are included in Accounts Payable and Accrued Liabilities on the Consolidated Balance Sheets. The change in value of these Public SPAC warrants is included in Change in fair value of derivatives in the Consolidated Statements of Operations. The following tables present the fair value roll-forward reconciliation of Level 3 assets and liabilities measured at fair value for the years ended December 31, 2017, 2016 and 2015, respectively (in thousands):

Global Eagle Entertainment Inc.
Notes to Consolidated Financial Statements

	Liability Warrants (Level 1)	Liability Warrants (Level 3)	Contingently Issuable Shares (Level 3)	Earn-Out Liabilities (Level 3)
Balance, December 31, 2015	$24,076	$—	$—	$9,652
Fair value of contingently issuable shares associated with sound recording litigation settlement	—	—	6,417	—
Payments of earn-out liability	—	—	—	(4,127)
Transfer-in	—	6,235	—	—
Transfer-out	(6,235)	—	—	—
Change in value	(17,841)	(5,802)	(1,872)	(3,538)
Balance, December 31, 2016	—	433	4,545	1,987
Payments of earn-out liability	—	—	—	(1,937)
Change in value	—	(413)	(3,097)	64
Balance, December 31, 2017	$—	$20	$1,448	$114

The valuation methodology used to estimate the fair value of the financial instruments in the tables above is summarized as follows:

Earn-Out Liability. The earn-out liabilities are estimated using the income approach. Based on the respective purchase agreements, management estimated the present value of best case, base case, and worst case scenarios. The sum of the discounted weighted average probabilities was used to arrive at the fair value of the earn-out liability. The current and non-current portions of the earn-out liabilities are included in Accounts payable and accrued liabilities and Other non-current liabilities, respectively, on the Consolidated Balance Sheets. The change in value of these earn-out liabilities is included in General and administrative expenses in the Consolidated Statements of Operations.

Contingently Issuable Shares. The liabilities for these contingently issuable shares are included in Accounts payable and accrued liabilities on the December 31, 2017 Consolidated Balance Sheet. The fair values of these contingently issuable shares were determined using a quantitative put option method. The change in the fair value of the contingently issuable shares are included in change in fair value of derivatives in the December 31, 2017 Consolidated Statement of Operations.

The following table presents information about significant unobservable inputs related to Level 3 financial liabilities as of December 31, 2017.

	Liability Warrants	Contingently Issuable Shares
Assumed liquidation company share price	N/A	$10.00	$12.00
Common stock price at December 31, 2017	$2.29	$2.29	$2.29
Exercise price	$11.50	N/A	N/A
Estimated term (in years)	0.09	10.25	11.52
Expected stock volatility	199.4%	54.0%	54.0%
Risk free rate	1.9%	N/A	N/A
Dividend yield	—%	—%	—%
Implied discount for lack of marketability (1)	—%	29.5%	30.1%

(1)	A discount for lack of marketability was applied to the resulting values as the shares, when issued, may not initially be registered with the SEC.

Global Eagle Entertainment Inc.
Notes to Consolidated Financial Statements

Summary of the Fair Values of Other Financial Instruments

Our other current financial assets and liabilities are recorded at book value, which approximate their fair values due to their short term nature.

The following table shows the carrying amounts of the Company’s long-term debt in the consolidated financial statements (in thousands):

	December 31, 2017		December 31, 2016
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Senior secured first lien term loan facility, due July 2021 (*)(1)	$—	$—	$263,980	$260,020
Senior secured revolving credit facility, due July 2020 (*)(1)	—	—	55,500	52,932
Senior secured second lien term loan facility, due July 2022 (*)(1)	—	—	92,000	88,780
Senior secured term loan facility, due January 2023 (+)(1)	490,625	486,945	—	—
Senior secured revolving credit facility, due January 2022 (+)(3)	78,000	78,000	—	—
2.75% convertible senior notes due 2035 (1) (2) (4)	82,500	43,313	82,500	67,444
Other debt (3)	9,075	9,075	3,299	3,299
Unamortized bond discounts and issue costs	(41,136)	—	(26,979)	—
	$619,064	$617,333	$470,300	$472,475

(*)     In connection with the EMC Acquisition, the Company assumed legacy EMC credit agreement indebtedness, including this facility. This legacy EMC indebtedness was subsequently replaced by the 2017 Credit Agreement (as described in Note 10. Financing Arrangements).
(+)     This facility is a component of the 2017 Credit Agreement

(1)	The estimated fair value is classified as Level 2 financial instrument and was determined based on the quoted prices of the instrument in an over-the-counter market.

(2)
The fair value of the 2.75% convertible senior notes due 2035 is exclusive of the conversion feature therein, which was originally allocated for reporting purposes at $13.0 million, and is included in the consolidated balance sheets within “Additional paid-in capital” (see Note 13. Common Stock, Stock-Based Awards and Warrants).

(3)	The estimated fair value is considered to approximate carrying value given the short-term maturity and is classified as Level 3 financial instruments.

(4)
The principal amount outstanding of the 2.75% convertible senior notes due 2035 as set forth in the foregoing table was $82.5 million as of December 31, 2017, and is not the carrying amount of this indebtedness (i.e., outstanding principal amount net of debt issuance costs and discount associated with the equity component). The carrying value of this indebtedness as of December 31, 2017 was $69.7 million.

Adoption of New Accounting Pronouncements
In January 2017, the FASB issued ASU 2017-04, Intangibles—Goodwill and Others (Topic 350): Simplifying the Test for Goodwill Impairment, which eliminated Step 2 from the goodwill impairment test. Under these amendments, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. This pronouncement is effective for the annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for any impairment tests performed after January 1, 2017 and we elected to early adopt this new guidance in the first quarter of 2017. During the three months ended March 31, 2017 we recorded an impairment of goodwill in the amount of $78.0 million related to our Maritime & Land reporting unit and impairment charges of $45.0 million and $44.0 million in our Maritime & Land Connectivity and Aviation Connectivity reporting units, respectively during the three months ended December 31, 2017. See Note 5. Goodwill.
In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 781), Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”), which amends and simplifies the accounting for share-based payment awards in three areas; (1) income tax consequences, (2) classification of awards as either equity or liabilities, and (3)

Global Eagle Entertainment Inc.
Notes to Consolidated Financial Statements

classification on the statement of cash flows. ASU 2016-09 is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. We adopted this standard effective January 1, 2017. The adoption of this standard resulted in a cumulative-effect adjustment of $0.3 million to accumulated deficit and additional paid-in capital, which we recorded in the three month period ended March 31, 2017.
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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which will supersede nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of the guidance is that an entity should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which we expect to be entitled in exchange for those goods or services. Further, the guidance requires enhanced disclosures to help users of financial statements better understand the nature, amount, timing and uncertainty of revenue that is recognized. The original effective date for ASU 2014-09 would have required us to adopt this standard beginning in the first quarter of 2017. In July 2015, the FASB voted to amend ASU 2014-09 by approving a one year deferral of the effective date as well as providing the option to early adopt the standard on the original effective date. Accordingly, the Company will adopt the standard effective the first quarter of 2018. We will adopt the standard under the modified retrospective method with the cumulative effect of adoption being reflected as an adjustment to beginning retained earnings in the Quarterly Report on Form 10-Q for the period ended March 31, 2018.

We continue to dedicate significant resources to the ASU 2014-09 transition project, including engaging third-party service providers to assist in the evaluation and implementation. We are finalizing our evaluation of the adoption impact on our consolidated financial statements. Based on our assessment to date, we believe the following areas may be impacted:

•	We have assessed the number of performance obligations in our contracts with customers and noted no significant changes as compared to unit of accounting under existing revenue guidance.

•
We will be required to use a variable consideration model which requires us to estimate (and constrain) variable service revenue, and allocate total contract consideration among all performance obligations. Additionally, estimates used in the recognition of revenue under the new standard will be updated as new facts and circumstances warrant, which may cause differences in the trend of revenue recognition as compared to that reported under the current standard. The Company expects this change to primarily impact the Connectivity segment.

•
The timing of recognition for certain content licenses will change as the new standard requires us to apply the sales or usage based royalties exception. Compared to existing guidance, revenue recognition will be deferred depending on when the customer’s subsequent sales or usage occurs. Additionally, revenue from games & apps contracts will be accelerated because the new standard changes the requirement for vendor-specific objective evidence, which previously resulted in revenue recognized ratably over the service period. The Company expects these changes to primarily impact the Media & Content segment.

•
Costs to obtain or fulfill a contract with a customer, including costs incurred to service contracts and certain sales commissions, will require capitalization and amortization over the anticipated service period. These include costs to obtain Supplemental Type Certificates (“STCs”), which were previously expensed.

Global Eagle Entertainment Inc.
Notes to Consolidated Financial Statements

Additionally, the adoption of the standard will result in additional disclosures in our notes to the Consolidated Financial Statements.
In February 2018, the FASB issued ASU 2018-02, Income Statement—Reporting Comprehensive Income (Topic 220), which permits a reclassification from accumulated other comprehensive income to retained earnings for the stranded income tax effects of the Tax Cuts and Jobs Act ("the Tax Act"). The amendment also requires certain new disclosures about these stranded tax effects. The guidance is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted for reporting periods for which financial statements have not yet been issued. The new guidance would be applied retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Act is recognized. The Company is currently evaluating the impact this guidance will have on its consolidated financial statements.
In May 2017, the FASB issued ASU 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting, which requires an entity to account for the effects of a modification unless (i) the fair value of the modified award is the same as the fair value of the original award immediately before the original award is modified, (ii) the vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the original award is modified and (iii) the classification of the modified award as an equity instrument or a liability instrument is the same as the classification of the original award immediately before the original award is modified. The amendment is effective for annual periods, and interim periods, within those annual periods, beginning after December 15, 2017. We will adopt the amendment effective January 1, 2018. The Company does not expect the adoption to have a material impact upon the financial statements.
In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. These amendments clarify the definition of a business and are effective for all companies and other reporting organizations that must determine whether they have acquired or sold a business. The amendments are effective for public companies for annual periods beginning after December 15, 2017, including interim periods within those periods. The Company does not expect the adoption of this guidance to significantly impact the consolidated financial statements.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (a consensus of the FASB Emerging Issues Task Force), which requires that a statement of cash flows explains the change during the period in cash, cash equivalents, and amounts generally described as restricted cash. Amounts generally described as restricted cash should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The standard is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted. We will adopt the standard effective January 1, 2018. Management is currently evaluating the impact of this standard on its consolidated financial statements and does not believe it will have a material impact on our Consolidated Financial Statements.

In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory, which requires the recognition of income tax effects of intra-entity transfers of assets other than inventory when the transfer occurs. Current GAAP prohibits the recognition of those tax effects until the asset has been sold to an outside party. The standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted.We will adopt the standard for our first fiscal quarter of 2018. We are currently evaluating the impact of this standard on our consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”), which amends Accounting Standards Codification (“ASC”) 230, Statement of Cash Flows, the FASB’s standards for reporting cash flows in general-purpose financial statements. The amendments address the diversity in practice related to the classification of certain cash receipts and payments including contingent consideration payments made after a business combination and debt prepayment or debt extinguishment costs. ASU 2016-15 is effective for fiscal years, and interim periods within, beginning after December 15, 2017. We will adopt the standard effective January 1, 2018 and do not believe it will have a material impact on our Consolidated Financial Statements.

Note 3.    Business Combinations

Global Eagle Entertainment Inc.
Notes to Consolidated Financial Statements

2017 Acquisitions
The Company did not consummate any acquisitions or business combinations during the year ended December 31, 2017.

2016 Acquisition
Emerging Markets Communications

On July 27, 2016, the Company completed the EMC Acquisition. The acquisition date fair value consideration transferred to the member unit holders of EMC for all of their membership interests totaled approximately $165.0 million. This acquisition was intended to provide growth opportunities by expanding into a complementary maritime market in order to realize synergies by leveraging existing infrastructure and suppliers to achieve efficiencies and cost savings resulting from removing overlap in existing network infrastructure, reduced bandwidth costs, lower development expenses and integrating internal operations. The acquisition was also intended to achieve cross-selling opportunities for the Company’s content, digital media and operations solutions products into the maritime market.

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

(2)	On July 27, 2017, the Company elected to pay such amount in 5,080,049 newly issued shares of its common stock to the former unit holder of EMC.

(3)	In June 2017, the Company finalized the working capital adjustments with the EMC seller, which resulted in the release to the Company of $1.3 million from a working capital adjustment escrow.

Global Eagle Entertainment Inc.
Notes to Consolidated Financial Statements

The following is a summary of the purchase price allocation to the fair values of the identifiable assets acquired and the liabilities assumed at the EMC Acquisition date (dollars in thousands):

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

For the year ended December 31, 2016, we recorded $15.4 million of transaction costs related to the EMC Acquisition, primarily consisting of legal and advisory fees, which were classified in General and administrative in the Consolidated Statements of Operations. No transaction costs were recorded during the year ended December 31, 2017.

The revenue and net loss of EMC included in the Company’s Consolidated Statements of Operations were $73.2 million and $94.8 million, respectively, from the acquisition date through December 31, 2016.

2015 Acquisitions

During the year ended December 31, 2015, the Company completed four acquisitions discussed further below. The fair values of these acquisitions are set forth in the table below as of December 31, 2016. During the three months ended March 31, 2016, the Company revised its analysis of the fair value of the RMG asset acquisition. The revised analysis related to a pre-acquisition contingency that was subsequently identified resulting in the Company’s ability to recover amounts held in escrow by the seller

Global Eagle Entertainment Inc.
Notes to Consolidated Financial Statements

of the RMG Assets. The fair value of the assets and liabilities of these acquisitions were finalized during the six months ended June 30, 2016.

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

Significant other assets and net liabilities assumed and included in the table above were approximately $4.1 million in accounts receivable, $9.1 million of deferred tax liabilities and $1.8 million of fixed assets that included two long-term office buildings lease arrangements. The net tax liability is made up of short-term deferred tax assets of $0.2 million and long-term deferred tax liabilities of $9.3 million, largely driven by the tax impact of the fair value of the intangible assets. The Company incurred approximately $0.5 million in transaction costs associated with the WOI purchase. The sellers of WOI have the opportunity to receive an additional $5.0 million in cash if, among other things, WOI achieves certain revenue and earnings targets within the first and second annual anniversaries of the closing date (the “WOI earn-out”). The fair value of the WOI earn-out as of the acquisition date was approximately $3.1 million. During the years ended December 31, 2017 and 2016, the Company paid additional consideration of $0.9 million and $2.5 million, respectively, upon the achievement of the first and second year revenue and earnings targets. The WOI earn-out was paid off as of December 31, 2017.

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

Global Eagle Entertainment Inc.
Notes to Consolidated Financial Statements

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

Significant other assets and net liabilities assumed included a net tax liability of $0.5 million, which is made up of short-term deferred tax assets of $0.1 million and long-term deferred tax liabilities of $0.6 million. The Company incurred approximately $0.3 million in transaction costs associated with the navAero purchase. The sellers of navAero had the opportunity to receive an additional $1.0 million in cash if navAero achieves certain revenue targets through December 31, 2016 (the “navAero earn-out”). We made a final earn-out payment of $0.2 million during the year ended December 31, 2017 such that zero remaining liability existed as of December 31, 2017.

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

Significant other assets and net liabilities assumed included a net tax liability of $1.4 million, which is made up of net short-term deferred tax assets of $0.3 million and long-term deferred tax liabilities of $1.7 million. The Company incurred approximately $0.3 million in transaction costs associated with the masFlight purchase. The sellers of masFlight have the opportunity to receive up to an additional $20.0 million in cash if, among other things, masFlight achieves certain operational, revenue and earnings targets at various dates through December 31, 2019. As a portion of the contingent consideration is subject to future employment of certain key employee of masFlight, certain contingent consideration will be recorded as compensation expense after the acquisition date. The fair value of masFlight contingent consideration as of the acquisition date was $9.3 million. During the year ended December 31, 2017 and 2016, consideration totaling $0.8 million and $1.7 million, respectively, was paid to the sellers upon the achievement of the targets. As of December 31, 2017 and 2016, the fair value of the contingent consideration of $0.1 million and $0.9 million was included in Accounts payable and accrued liabilities in the Consolidated Balance Sheets.

Global Eagle Entertainment Inc.
Notes to Consolidated Financial Statements

Note 4.    Property, Plant and Equipment, net

Property, plant and equipment, net, consisted of the following (in thousands):

	December 31,
	2017	2016
Leasehold improvements	$6,869	$5,737
Furniture and fixtures	2,187	1,332
Equipment (3)	128,046	86,339
Computer equipment	10,661	8,002
Computer software (1)	31,518	18,207
Automobiles	311	325
Buildings	6,744	7,039
Albatross (aircraft)	447	425
Satellite transponder (2)	79,097	62,131
Construction in-progress (3)	3,370	8,380
Total property, plant, and equipment	269,250	197,917
Accumulated depreciation (1) (2) (3)	(74,221)	(31,868)
Property, plant and equipment, net	$195,029	$166,049

(1)
Includes computer software acquired under capital leases of $1.0 million as December 31, 2017 and 2016, net of and related accumulated amortization of $0.7 million and $0.4 million as of December 31, 2017 and 2016, respectively.

(2)	Includes satellite transponders acquired under capital leases of $2.0 million and the related accumulated depreciation of $0.6 million and $0.6 million as of December 31, 2017 and 2016, respectively.

(3)
Includes internally developed software of $18.1 million and $10.7 million and related accumulated amortization of $11.4 million and $6.3 million as of December 31, 2017 and 2016, respectively. Amortization expense for the years ended December 31, 2017, 2016 and 2015 was $5.1 million, $3.6 million and $1.7 million, respectively. Impairment loss for the year ended December 31, 2016 was $4.1 million included in the Consolidated Statements of Operations. There were no impairment losses during the years ended December 31, 2017 and 2015. During the years ended December 31, 2017, 2016 and 2015, the Company capitalized software development costs totaling $7.4 million, $5.0 million and $3.3 million, respectively.

Depreciation expense for property, plant and equipment, including software amortization expense and amortization of assets under capital leases, for the years ended December 31, 2017, 2016, and 2015 is as follows (in thousands):

	Year Ended December 31,
	2017	2016	2015
Consolidated Statement of Operations Classification:
Cost of sales	$29,798	$10,855	$2,957
Sales and marketing	3,219	1,793	893
Product development	3,478	2,186	1,443
General and administrative	10,009	6,677	4,154
Total	$46,504	$21,511	$9,447

Note 5.    Goodwill

The changes in the carrying amounts of goodwill by reporting unit are as follows (in thousands):

Global Eagle Entertainment Inc.
Notes to Consolidated Financial Statements

	Aviation Connectivity	Maritime & Land Connectivity	Media & Content	Total
Balance as of December 31, 2015	$19,273	$—	$74,523	$93,796
Goodwill related to the EMC acquisition	78,764	210,380	9,703	298,847
Impairment loss	—	(64,000)	—	(64,000)
Adjustment to RMG goodwill	—	—	(812)	(812)
Foreign currency translation	—	—	5	5
Balance as of December 31, 2016	98,037	146,380	83,419	327,836
Impairment loss	(44,000)	(123,000)	—	(167,000)
Settlement received related to acquisition	—	(1,250)	—	(1,250)
Foreign currency translation	—	—	110	110
Balance as of December 31, 2017	$54,037	$22,130	$83,529	$159,696

Balance as of December 31, 2017
Gross carrying amount	$98,037	$209,130	$83,529	$390,696
Accumulated impairment loss	(44,000)	(187,000)	—	(231,000)
Balance as of December 31, 2017, net	$54,037	$22,130	$83,529	$159,696

Refer to Note 3. Business Combinations for the details of goodwill that arose from the EMC Acquisition in 2016 and WOI, RMG, navAero and masFlight acquisitions in 2015 and for changes during those years affecting goodwill. During the year ended December 31, 2017 we determined that goodwill relating to our Maritime & Land Connectivity and Aviation Connectivity reporting units was impaired and we recognized an impairment loss of $123.0 million and $44.0 million, respectively. During the year ended December 31, 2016 we recorded an impairment loss of $64.0 million to our Maritime & Land Connectivity reporting unit. There was no goodwill impairment recognized in the year ended December 31, 2015. Refer to Note 2. Basis of Presentation and Summary of Significant Accounting Policies for details regarding the goodwill impairment losses.
On June 29, 2017, we received $1.3 million from the seller of the EMC business, relating to the working capital adjustment escrow in the EMC purchase agreement. The receipt was recorded as a purchase price accounting measurement period adjustment reducing the goodwill balance.
As of December 31, 2017 our Maritime & Land reporting unit, which is included in our Connectivity segment, had negative carrying amounts of assets. As of December 31, 2017, remaining goodwill allocated to this reporting unit was $22.1 million.

Note 6.    Intangible Assets, net

As a result of historical business combinations, the Company acquired finite-lived intangible assets that are primarily amortized on a straight-line basis, which approximate their expected cash flow patterns. The Company’s finite-lived intangible assets have assigned useful lives ranging from 2.0 to 10.0 years.

Global Eagle Entertainment Inc.
Notes to Consolidated Financial Statements

Intangible assets, net, consisted of the following (in thousands):

		December 31, 2017
	Weighted Average Useful Lives	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Existing technology - software	4.8 years	$42,999	$20,209	$22,790
Existing technology - games	5.0 years	12,331	12,125	206
Developed technology	8.0 years	7,317	3,887	3,430
Customer relationships	7.9 years	170,716	85,160	85,556
Backlog	3.0 years	18,300	8,642	9,658
Other	4.5 years	2,746	1,804	942
Total		$254,409	$131,827	$122,582

		December 31, 2016
	Weighted Average Useful Lives	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Existing technology - software	4.8 years	$43,019	$9,842	$33,177
Existing technology - games	5.0 years	12,331	9,659	2,672
Developed technology	8.0 years	7,317	2,973	4,344
Customer relationships	7.9 years	170,716	61,579	109,137
Backlog	3.0 years	18,300	2,542	15,758
Other	4.5 years	3,702	2,070	1,632
Total		$255,385	$88,665	$166,720

The Company expects to record amortization of the intangible assets as follows (in thousands):

Year Ending December 31,	Amount
2018	$38,443
2019	28,647
2020	22,263
2021	13,824
2022	7,907
Thereafter	11,498
Total	$122,582

The Company recorded amortization expense of $44.0 million, $35.6 million and $27.0 million for the years ended December 31, 2017, 2016 and 2015, respectively. In addition, amortization expense of $0.2 million from content library (acquired in a business combination) is included in cost of sales in the Consolidated Statements of Operations for the year ended December 31, 2015.

Note 7.    Equity Method Investments

Global Eagle Entertainment Inc.
Notes to Consolidated Financial Statements

In connection with the EMC Acquisition, the Company acquired 49% interests in WMS and Santander. During the fourth quarter of 2017, in accordance with ASC 323, Investments—Equity Method and Joint Ventures, we completed an assessment of the recoverability of our equity method investments. We determined that the fair value of our investment in Santander exceeded the carrying value; however, the carrying value of our interest in our WMS joint venture exceeded the estimated fair value of our interest and accordingly we recorded an impairment charge of $16.7 million relating to our WMS equity investment. This WMS impairment was primarily as a result of lower than expected financial results for year ended December 31, 2017 due to the loss of a roaming partner. This resulted in a decline in revenue and margin which is not expected to recover in the foreseeable future, causing us to reduce our financial projections for the WMS business for 2018 and beyond.

Following is the summarized financial information for such equity method investments on an aggregated basis from the EMC Acquisition Date through December 31, 2017 (in thousands):

	December 31,
	2017	2016
Current assets	$35,859	$30,837
Non-current assets	21,009	21,822
Current liabilities	15,151	20,455
Non-current liabilities	1,056	1,307

	Year Ended December 31,
	2017	2016
Revenue	$133,419	$64,637
Operating expenses	111,458	51,240
Net income	21,961	13,397

The carrying values of the Company’s equity interests in WMS and Santander as of December 31, 2017 and 2016 were as follows (in thousands):

	Year Ended December 31,
	2017	2016
Carrying value in our equity method investments(1)	$137,299	$156,527

(1) Includes the impact of the WMS impairment charge of $16.7 million.

As of December 31, 2017, there was an aggregate difference of $118.1 million between the carrying amounts (inclusive of the impact of the impairment loss) of these investments and the amounts of underlying equity in net assets in these investments. The difference was determined by applying the acquisition method of accounting in connection with the EMC Acquisition and is being amortized ratably over the life of the related acquired intangible assets. The weighted-average life of the intangible assets at the time of the EMC Acquisition in total was 14.9 years.

Global Eagle Entertainment Inc.
Notes to Consolidated Financial Statements

Note 8.    Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consisted of the following (in thousands):

	December 31,
	2017	2016
Accounts payable	$102,893	$67,562
Content license and royalties	37,177	53,008
Deferred consideration for EMC Acquisition	—	25,000
Accrued legal settlements	13,322	17,291
Accrued payroll obligations	7,577	12,251
Deferred acquisition earn-out liability	—	1,883
Other accrued expenses	44,067	63,349
Total	$205,036	$240,344

Note 9.    Financing Arrangements

The following table sets forth the summary of the Company’s outstanding indebtedness (in thousands):

	December 31,
	2017	2016
Senior secured term loan facility, due July 2021(1)	$—	$263,980
Senior secured revolving credit facility, due July 2020(1)	—	55,500
Senior secured term loan facility, due July 2022(1)	—	92,000
Senior secured term loan facility, due January 2023(2)	490,625
Senior secured revolving credit facility, due January 2022(2)	78,000
2.75% convertible senior notes, due February 2035(3)	82,500	82,500
Other debt	9,075	3,299
Unamortized bond discounts, fair value adjustments and issue costs, net	(41,136)	(26,979)
Total carrying value of debt	619,064	470,300
Less: current portion, net	(20,106)	(2,069)
Total non-current	$598,958	$468,231

(1)    In connection with the EMC Acquisition, the Company assumed legacy EMC credit agreement indebtedness, including this facility. This legacy EMC indebtedness was subsequently replaced by the 2017 Credit Agreement (as described in Note 10. Financing Arrangements).
(2)    This facility is a component of the 2017 Credit Agreement.
(3)    The principal amount outstanding of the 2.75% convertible senior notes due 2035 as set forth in the foregoing table was $82.5 million as of December 31, 2017, and are not the carrying amounts of this indebtedness (i.e., outstanding principal amount net of debt issuance costs and discount associated with the equity component).
Senior Secured Credit Agreement (2017 Credit Agreement)

Global Eagle Entertainment Inc.
Notes to Consolidated Financial Statements

On January 6, 2017, we entered into a senior secured credit agreement (“2017 Credit Agreement”) that provides for aggregate principal borrowings of up to $585 million, consisting of a $500 million term-loan facility (the “2017 Term Loans”) maturing January 6, 2023 and a $85 million revolving credit facility (the “2017 Revolving Loans”) maturing January 6, 2022. (As of the date of the filing of this Form 10-K, we have fully drawn the term-loan facility and—other than approximately $1 million of availability that we are reserving for foreign currency fluctuations on outstanding letters of credit—have also fully drawn the revolving credit facility.) We used the proceeds of borrowings under the 2017 Credit Agreement to repay the then outstanding balance under a former EMC credit facility assumed in the EMC Acquisition and terminated the former credit facility assumed from EMC. In connection with this January 2017 refinancing, we recorded a loss on extinguishment of debt in the amount of $14.4 million during the first quarter of 2017.
The 2017 Term Loans initially bore interest on the outstanding principal amount thereof at a rate per annum equal to (i) the Eurocurrency Rate (as defined in the 2017 Credit Agreement) plus 6.00% or (ii) the Base Rate (as defined in the 2017 Credit Agreement) plus 5.00% or (iii) the Eurocurrency Rate (as defined in the 2017 Credit Agreement) for each Interest Period (as defined in the 2017 Credit Agreement) plus 6.00%. The 2017 Credit Agreement initially required quarterly principal payments equal to 0.25% of the original aggregate principal amount of the 2017 Term Loans, with such payments reduced for prepayments in accordance with the terms of the 2017 Credit Agreement. The 2017 Revolving Loans initially bore interest at a rate per annum equal to (i) the Base Rate plus 5.00% or (ii) the Eurocurrency Rate or EURIBOR (as defined in the 2017 Credit Agreement) plus 6.00% until the delivery of financial statements for the first full fiscal quarter ending after the date of the 2017 Credit Agreement (“Closing Date”). After the delivery of those financial statements, 2017 Revolving Loans bear interest at a rate based on the Base Rate, Eurocurrency Rate or EURIBOR (each as defined in the 2017 Credit Agreement) plus an interest-rate spread thereon that varies based on the Consolidated First Lien Net Leverage Ratio (as defined in the 2017 Credit Agreement). The spread thereon initially ranged from 4.50% to 5.00% for the Base Rate and 5.50% to 6.00% for the Eurocurrency Rate and EURIBOR. In May 2017 and October 2017, the interest rates and required quarterly principal payments for the 2017 Term Loans and the interest rates and interest-rate spreads for the 2017 Revolving Loans were amended as described below under Amendments and Waivers under the 2017 Credit Agreement.
The 2017 Credit Agreement also provides for the issuance of letters of credit in the amount equal to the lesser of $15.0 million and the aggregate amount of the then-remaining revolving loan commitment. As of December 31, 2017, we had outstanding letters of credit of $5.9 million under the 2017 Credit Agreement.
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
Amendments and Waivers under the 2017 Credit Agreement
Following the Company’s failure to timely file its Annual Report on Form 10-K for the year ended December 31, 2016 and in connection with the Company’s failure to file its subsequent Quarterly Reports on Form 10-Q for the quarters ended March 31, June 30 and September 30, 2017, the Company entered into a series of amendments and waivers under the 2017 Credit Agreement (the “Credit Agreement Amendments”) with respect to the violations resulting from such filing delinquencies. The Company entered into the most recent of such amendments on December 22, 2017. As amended by the Credit Agreement Amendments, the 2017 Credit Agreement, currently provides for the following terms with respect to the indebtedness governed thereby:

•
Initial Term Loans (as defined in the 2017 Credit Agreement) now bear interest on the outstanding amount at a rate per annum equal to either (i) the Base Rate plus 6.50% or (ii) the Eurocurrency Rate for each Interest Period plus 7.50%.

Global Eagle Entertainment Inc.
Notes to Consolidated Financial Statements

•
Revolving Loans (as defined in the 2017 Credit Agreement) now bear interest at a rate equal to either (i) the Base Rate plus 6.50% or (ii) the Eurocurrency Rate or EURIBOR plus 7.50% until the Company delivers its unaudited financial statements for the quarter ending March 31, 2018. After the delivery of those unaudited financial statements, the 2017 Revolving Loans will bear interest at a rate based on the Base Rate, Eurocurrency Rate or EURIBOR plus an interest-rate spread thereon that varies on the Consolidated First Lien Net Leverage Ratio. The spread thereon will range from 6.00% to 6.50% for the Base Rate and 7.00% to 7.50% for the Eurocurrency Rate and EURIBOR.

•
The “non-call period” on the 2017 Term Loans has been extended to January 31, 2020. In connection with the Credit Agreement Amendments, the Company paid an aggregate $13.2 million to the lenders consenting to such amendments.

We further amended the 2017 Credit Agreement on March 8, 2018 in connection with the Searchlight investment. See Note 19. Subsequent Events for a description of that amendment.
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
On February 20, 2022, February 20, 2025 and February 20, 2030 or if we undergo a “fundamental change” (as defined in the indenture governing the Convertible Notes (the “Indenture”)), subject to certain conditions, a holder will have the option to require us to repurchase all or a portion of its Convertible Notes for cash at a repurchase price equal to 100% of the principal amount of the Convertible Notes to be repurchased, plus any accrued and unpaid interest, if any, to, but excluding, the relevant repurchase date. If our common stock ceases to be listed or quoted on Nasdaq, this would constitute a “fundamental change,” as defined in the Indenture, and the holders of the Convertible Notes would have the right to require us to repurchase all or a portion of their convertible notes at a repurchase price equal to 100% of the principal amount of our convertible notes to be repurchased. In addition, upon the occurrence of a “make-whole fundamental change” (as defined in the Indenture) or if we deliver a redemption notice prior to February 20, 2022, we will, in certain circumstances, increase the conversion rate for a holder that converts its Convertible Notes in connection with such make-whole fundamental change or redemption notice, as the case may be.
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

Global Eagle Entertainment Inc.
Notes to Consolidated Financial Statements

represents a debt discount that is amortized to interest expense over the term of the Convertible Notes. The equity component is not remeasured as long as it continues to meet the conditions for equity classification.
In accounting for the direct transaction costs (the “issuance costs”) related to the Convertible Notes, we allocated the total amount of issuance costs incurred to the liability and equity components based on their relative values. We recorded issuance costs of $1.8 million and $0.3 million to the liability and equity components, respectively. Issuance costs, including fees paid to the initial purchasers who acted as intermediaries in the placement of the Convertible Notes, attributable to the liability component are presented in the Consolidated Balance Sheets as a direct deduction from the carrying amount of the debt instrument and are amortized to interest expense over the term of the Convertible Notes in the Consolidated Statements of Operations. The issuance costs attributable to the equity component are netted with the equity component and included within Additional paid-in capital in the Consolidated Balance Sheets. Interest expense related to the amortization expense of the issuance costs associated with the liability component was not material during the three or twelve months ended December 31, 2017.
As of December 31, 2017 and 2016, the outstanding principal on the Convertible Notes was $82.5 million, and the outstanding Convertible Notes balance, net of debt issuance costs and discount associated with the equity component, was $69.7 million and $69.0 million, respectively. Subsequent to March 31, 2017, we became non-compliant with our obligations under the Indenture relating to the delivery to the Indenture trustee of our 2016 annual financial statements and interim financial statements for the quarters ended March 31, June 30 and September 30, 2017 and such non-compliance constituted an Event of Default (as defined in the Indenture) under the Indenture. As a result, immediately after the occurrence of the Event of Default and through such time as the noncompliance was continuing, we incurred additional interest on the Convertible Notes at a rate equal to (i) 0.25% per annum of the principal amount of the Convertible Notes outstanding for each day during the first 90 days after the occurrence of each Event of Default and (ii) 0.50% per annum of the principal amount of the Convertible Notes outstanding from the 91st day until the 180th day following the occurrence of each such Event of Default. (The Company cured its non-compliance relating to the delivery of the 2016 annual financial statements by filing its 2016 Form 10-K on November 17, 2017 and relating to the delivery of the March 31, June 30 and September 30, 2017 financial statements by filing the delinquent Form 10-Qs on January 31, 2018. However, the maximum additional interest was capped at 0.50% per annum irrespective of how many Events of Default are in existence at any time for our failure to deliver any required financial statements. The aggregate penalty interest incurred during this period of non-compliance was approximately $0.2 million.
Other Debt
With the acquisition of Travel Entertainment Group Equity Limited and subsidiaries (“IFES”) on October 18, 2013, the Company assumed a $1.1 million mortgage maturing in October 2032 that bears interest at a rate equal to 1.75% per annum. Interest is paid on a monthly basis. There was no accrued interest owing on the mortgage as of December 31, 2017 and 2016. As of December 31, 2017 and 2016, there was $0.7 million due on the principal amount of the mortgage.
In connection with the EMC Acquisition, the Company assumed approximately $1.1 million of capital lease obligations. The Company also entered into an additional $1.0 million capital lease obligation during 2016. These leases expire at various dates through 2020. As of December 31, 2017 and 2016, we had $1.6 million and $2.0 million of capital lease obligations, respectively, included in Other debt. Other debt also includes an equipment financing arrangement totaling $0.4 million as of December 31, 2017, which is to mature in June 2019.
In December 2017, the Company entered into a demand promissory note with WMS (as an advance against future dividends that WMS may pay the Company) for approximately $6.4 million and concurrently signed an agreement to waive future dividends or other such distributions by WMS to the Company until such time as the outstanding principal on the demand promissory note has been repaid in full. The outstanding demand promissory note will be reduced dollar-for-dollar by any such distribution amounts waived. The Company may prepay the promissory note at any time without prepayment penalty. The unpaid principal of the promissory note bears interest at 2.64%, and all interest calculated under the promissory note commences upon the occurrence of an “Event of Default,” which includes, for example, the Company’s breach of the note or the WMS operating agreement, Company insolvency events and material judgments against the Company. The entire principal balance of this promissory note together with all accrued but unpaid interest shall be due on the earliest to occur of (i) demand by the holder, (ii) December 31, 2019 and (iii) the date of acceleration of the promissory note as a result of the occurrence of an event of default. The note has been included within current portion of long-term debt in the consolidated balance sheet as of December 31, 2017.

The aggregate contractual maturities of all borrowings due subsequent to December 31, 2017, are as follows (in thousands):

Global Eagle Entertainment Inc.
Notes to Consolidated Financial Statements

Year Ending December 31,	Amount
2018	$20,106
2019	22,372
2020	25,405
2021	25,044
2022	103,045
Thereafter	464,228
Total	$660,200

Note 10.    Commitments and Contingencies

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
The following is a schedule of future unconditional minimum commitments under movie and IPTV arrangements as of December 31, 2017 (in thousands):

Year Ending December 31,	Amount
2018	$30,295
2019	17,984
2020	9,397
2021	3,486
2022	500
Thereafter	—
Total minimum payments	$61,662

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
The following is a schedule of future minimum lease payments under operating leases as of December 31, 2017 (in thousands):

Year Ending December 31,	Amount
2018	$5,618
2019	4,758
2020	3,472
2021	3,373
2022	2,942
Thereafter	5,023
Total minimum lease payments	$25,186

Global Eagle Entertainment Inc.
Notes to Consolidated Financial Statements

Total rent expense for the year ended December 31, 2017, 2016, and 2015 was $7.3 million, $5.6 million and $4.4 million, respectively. We are responsible for certain operating expenses in connection with these leases.
Capital Leases

The Company leases certain computer software and equipment under capital leases that expire on various dates through 2020. The current portion and non-current portion of capital lease obligations are included in Current portion of long-term debt and Long-term debt, respectively, on the Consolidated Balance Sheets. As of December 31, 2017, future minimum lease payments under these capital leases were as follows (in thousands):

Year Ending December 31,	Amount
2018	$931
2019	772
2020	371
Total minimum lease payments	2,074
Less: amount representing interest	(108)
Present value of net minimum lease payments	1,966
Less current portion	(874)
Capital lease obligation, non-current	$1,092

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
The following is a schedule of future unconditional minimum satellite costs as of December 31, 2017 (in thousands):

Year Ending December 31,	Amount
2018	$106,101
2019	93,951
2020	71,267
2021	39,595
2022	35,658
Thereafter	125,534
Total minimum payments	$472,106

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

Global Eagle Entertainment Inc.
Notes to Consolidated Financial Statements

Through the acquisitions of WOI, RMG, masFlight and navAero in 2015, the Company agreed to future contingent earn-out obligations relating to future performance of those businesses. As of December 31, 2017 and 2016, the total liability was approximately $0.1 million and $2.0 million, respectively, with potential payouts on specified dates through 2020.
In the normal course of business, the Company enters into future purchase commitments with some of its connectivity vendors to secure future inventory for its airlines customers and the development pertaining to engineering and antenna projects. At December 31, 2017, the Company also had outstanding letters of credit in the amount of $7.1 million, of which $6.0 million issued under the letter of credit facility under the 2017 Credit Agreement. See Note 8. Financing Arrangements.
Contingencies

We are subject to various legal proceedings and claims that have arisen in the ordinary course of business and that have not been fully adjudicated. We record accruals for loss contingencies when our management concludes it is probable that a liability has been incurred and the amount of the related loss can be reasonably estimated. On a regular basis, our management evaluates developments in legal proceedings and other matters that could cause an increase or decrease in the amount of the liability that has been accrued previously. While it is not possible to accurately predict or determine the eventual outcomes of these matters, an adverse determination in one or more of these matters could have a material adverse effect on our consolidated financial position, results of operations or cash flows. Some of our legal proceedings as well as other matters that our management believes could become significant are discussed below:

•
Music Infringement and Related Claims. On May 6, 2014, UMG Recordings, Inc., Capitol Records, Universal Music Corp. and entities affiliated with the foregoing (collectively, “UMG”) filed suit in the United States District Court for the Central District of California against us and Inflight Productions Ltd. (“IFP”) for copyright infringement and related claims and unspecified money damages. IFP is a direct subsidiary of Global Entertainment AG (formally AIA) and as such is our indirect subsidiary. In August 2016, we entered into settlement agreements with major record labels and publishers, including UMG, to settle music copyright infringement and related claims (the “Sound Recording Settlements”). As a result of the Sound Recording Settlements, we paid approximately $18.0 million in cash and issued approximately 1.8 million shares of our common stock to settle lawsuits and other claims. Under the settlement agreement with UMG, we paid UMG an additional $5.0 million in cash in March 2017 and agreed to issue 500,000 additional shares of our common stock when and if our closing price of our common stock exceeds $10.00 per share and 400,000 additional shares of our common stock when and if the closing price of our common stock exceeds $12.00 per share. In 2016, we received notices from several other music rights holders and associations acting on their behalf regarding potential claims that we infringed their music rights and the rights of artists that they represent. To date, none of these rights holders or associations has initiated litigation against us. We believe that a loss relating to these matters is probable, but we believe that it is unlikely to be material and therefore have accrued an immaterial reserve for these loss contingencies. If initiated however, we intend to vigorously defend ourselves against these claims.

•
SwiftAir Litigation. On August 14, 2014, SwiftAir, LLC filed suit against our wholly owned subsidiary Row 44 and one of its airline customers for breach of contract, quantum meruit, unjust enrichment and similar claims and money damages in the Superior Court of California for the County of Los Angeles. SwiftAir and Row 44 had a contractual relationship whereby Row 44 agreed to give SwiftAir access to its portal for one of its airline customers so that SwiftAir could market its destination deal product to the airline customer’s passengers. In 2013, after Row 44’s customer decided not to proceed with SwiftAir’s destination deal product, Row 44 terminated the contract. In its lawsuit, SwiftAir seeks approximately $9 million in monetary damages against Row 44 and its airline customer. The Court has scheduled the trial for this matter in September 2018. We believe that a material loss relating to this matter is reasonably possible, but we are currently unable to estimate the amount of the potential loss at this time due to the speculative nature of the claimed damages and the varying theories under which damages could be measured, and as such have not accrued a reserve for this loss contingency. We intend to vigorously defend ourselves against this claim.

•
STM Litigation. On April 12, 2016, STM Atlantic N.V. and STM Group, Inc. (jointly, the “STM Sellers”) filed a breach-of-contract action in Delaware Superior Court against EMC relating to EMC’s 2013 acquisition of STM Norway AS, STMEA (FZE), Vodanet Telecomuniçacões Ltda. and STM Networks from the STM Sellers. The STM Sellers alleged, among other things, that EMC breached earn-out provisions in the purchase agreement by failing to develop and sell sat-link technology following the acquisition closing. We believed that a material loss relating to this matter was reasonably possible, but we were previously unable to estimate the amount of such loss, and as such did not accrue a reserve for this loss contingency. In February 2018, EMC settled the lawsuit with STM Sellers, and pursuant to the

Global Eagle Entertainment Inc.
Notes to Consolidated Financial Statements

purchase agreement whereby we purchased the EMC business, the seller of the EMC business indemnified us in full for this claim and all related legal expenses.

•
Securities Class Action Litigation. On February 23, 2017 and on March 17, 2017, following our announcement that we anticipated a delay in our 2016 Form 10-K filing and that our former CEO and former CFO would separate from us, three putative securities class action lawsuits were filed in United States District Court for the Central District of California. These lawsuits alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act against us, our former CEO and two of our former CFOs. The plaintiffs voluntarily dismissed two of these lawsuits. The third lawsuit, brought by putative stockholder M&M Hart Living Trust and Randi Williams (the “Hart complaint”), alleged that we and the other defendants made misrepresentations and/or omitted material information about the EMC Acquisition, our projected financial performance and synergies following that acquisition, and the impact of that acquisition on our internal controls over financial reporting. The plaintiffs sought unspecified damages, attorneys’ fees and costs. On November 2, 2017, the Court granted our and the other defendants’ motion to dismiss the Hart complaint, and dismissed the action with prejudice. On November 30, 2017, the plaintiffs filed a motion to alter or amend the Court’s previous judgment of dismissal to permit them to file a further amended complaint. On January 8, 2018 the Court denied the plaintiffs’ motion to alter or amend the previous judgment. On January 29, 2018, the plaintiffs filed a notice of appeal to the United States Court of Appeals for the Ninth Circuit from the Court’s denial of the plaintiffs’ motion to alter or amend the judgment. We believe that a loss relating to this matter is probable, but we believe that it is unlikely to be material and therefore have accrued an immaterial reserve for this loss contingency. We intend to vigorously defend ourselves against this claim.

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
Note 11.    Related Party Transactions

Loan Agreement with Lumexis
On February 24, 2016, we entered into a loan agreement (the “Loan Agreement”) with Lumexis Corporation (“Lumexis”), a company that provided in-flight entertainment systems to airlines. Lumexis was at the time majority-owned by PAR Investment Partners, L.P. (“PAR”), which beneficially owned approximately 26.5% of our outstanding shares of common stock as of March 14, 2018. At the time we entered into the Loan Agreement, the Chair of our Board of Directors was also a Managing Partner of PAR and a member of Lumexis’s board of directors.
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

Global Eagle Entertainment Inc.
Notes to Consolidated Financial Statements

On December 5, 2016, we, Lumexis and PAR entered into a Partial Cancellation of Debt and Acceptance of Collateral, which provided a transfer of certain assets in the amount of $0.2 million to us in partial satisfaction of the Lumexis’ principal amount of the outstanding debt. On January 6, 2017, we—as the senior-most secured creditor of Lumexis—then foreclosed on substantially all of Lumexis’s remaining assets pursuant to a public foreclosure auction. Subsequent to June 30, 2017, during the third quarter of 2017, the Company entered into an arrangement with flydubai to sell to flydubai certain of the assets acquired on January 6, 2017. The arrangement resulted in a recovery of approximately $0.2 million during the year ended December 31, 2017.
Due from WMS

In connection with the EMC Acquisition, the Company acquired a 49% equity interest in WMS. The Company accounts for its interest in WMS using the equity method and includes the Company’s share of WMS’s profits or losses in Income from equity method investments in the Consolidated Statements of Operations. During the year ended December 31, 2017, sales to WMS were approximately $1.2 million for the Company’s services provided to WMS for WMS’s onboard cellular equipment under the terms of the WMS operating agreement and an associated master services agreement with WMS. These sales are included in Revenue in the Consolidated Statements of Operations. During the period from the EMC Acquisition date through December 31, 2016, the Company’s sales to WMS were approximately $0.7 million. As of December 31, 2017 and 2016, we had a balance due from WMS of $0.1 million and $0.1 million, respectively, included in Accounts receivable, net in the Consolidated Balance Sheets.
Note Payable to WMS
In December 2017, the Company entered into a demand promissory note with WMS (as an advance against future dividends that WMS may pay the Company) for approximately $6.4 million and concurrently signed an agreement to waive future dividends or other such distributions by WMS to the Company until such time as the outstanding principal on the demand promissory note has been repaid in full. The outstanding demand promissory note will be reduced dollar-for-dollar by any such distribution amounts waived. The Company may prepay the promissory note at any time without prepayment penalty. The unpaid principal of the promissory note bears interest at 2.64%, and all interest calculated under the promissory note commences upon the occurrence of an “Event of Default,” which includes, for example, the Company’s breach of the note or the WMS operating agreement, Company insolvency events and material judgments against the Company. The entire principal balance of this promissory note together with all accrued but unpaid interest shall be due on the earliest to occur of (i) demand by the holder, (ii) December 31, 2019 and (iii) the date of acceleration of the promissory note as a result of the occurrence of an event of default. The note has been included within current portion of long-term debt in the consolidated balance sheet as of December 31, 2017.

Due to Santander
Also in connection with the EMC Acquisition, the Company acquired a 49% equity interest in Santander. The Company accounts for its interest in Santander using the equity method and includes our share of Santander’s profits or losses in Income from equity method investments in the Consolidated Statements of Operations. During the year ended December 31, 2017 the Company purchased approximately $3.4 million from Santander for their Teleport services and related network operations support services. During the period from the EMC Acquisition date through December 31, 2016, the Company purchased approximately $1.3 million in Teleport services and related operations support services from Santander. As of December 31, 2017 and 2016 the Company owed Santander approximately $0.9 million and $0.8 million , respectively, which is included in Accounts payable and accrued liabilities in the Consolidated Balance Sheets for their teleport services and related network operations support services.
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

Global Eagle Entertainment Inc.
Notes to Consolidated Financial Statements

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
Subscription Receivable with Former Employee

A former employee is the issuer of a Secured Promissory Note dated July 15, 2011, pursuant to which the former employee agreed to pay the Company (as successor to Row 44, Inc., which is a Company subsidiary) a principal sum of approximately $0.4 million, plus interest thereon at a rate of 6% per annum. The former employee granted the Company a security interest in shares of Row 44 held by him (which Row 44 shares were subsequently converted into 223,893 shares of the Company’s common stock) to secure his obligations to repay the loan. As of December 31, 2017 and 2016, the balance of the note (with interest) was approximately $0.6 million, which is presented as a subscription receivable. We recognize interest income on the note when earned (using the simple interest method) but have not collected any interest payments since the origination of the note. Interest income recognized by the Company during the twelve months December 31, 2017 and 2016 was not material. The Company makes ongoing assessments regarding the collectability of this note and the subscription receivable balance.
masFlight Earn-Out
In August 2015, the Company acquired masFlight for approximately $10.3 million in cash and $9.3 million in contingent consideration. A former executive of masFlight (Joshua Marks) is now an executive officer of the Company. As a portion of the contingent consideration is subject to future employment of certain employees of masFlight, such contingent consideration is recorded as compensation expense subsequent to the acquisition date. During the twelve months ended December 31, 2017, we recognized compensation expense of less than $0.1 million relating to the masFlight contingent consideration. As of December 31, 2017, the remaining earn-out compensation liability was approximately $0.1 million, the beneficiaries of which include Mr. Marks and other former masFlight equityholders. This compensation liability was terminated in August 2017 without any required payment by us relating thereto.
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

Note 12.    Common Stock, Stock-Based Awards and Warrants

Common Stock

Global Eagle Entertainment Inc.
Notes to Consolidated Financial Statements

Issuance of Common Stock

The Company issued approximately 5.5 million shares of its common stock in connection with the EMC Acquisition on July 27, 2016. On the first anniversary of the EMC Acquisition, on July 27, 2017, the Company issued to the former member unit holders approximately 5.0 million additional shares of the Company’s common stock. Pursuant to the EMC purchase agreement, 50% of the newly issued shares were valued at $8.40 per share, and the other 50% were valued at the volume-weighted average price of a share of Company common stock measured two days prior to the first anniversary date.

Furthermore, in August 2016, the Company issued approximately 1.8 million shares of its common stock as partial consideration for the Sound Recording Settlements. The Company is obligated to issue an additional 500,000 shares of its common stock to UMG in connection with the litigation when and if the share price of the Company’s common stock exceeds $10.00 per share and an additional 400,000 shares of its common stock when and if the closing price exceeds $12.00 per share (together, the “Supplemental Shares”) at any time in the future if the share price reaches these price thresholds. In lieu of issuing the Supplemental Shares of the Company’s common stock upon exceeding the respective share price thresholds, the Company may pay the equivalent in cash at its sole discretion. If the Company were to experience a liquidation event, as defined in the settlement documentation, and if the equivalent liquidation price per share at that time exceeds one or both of the share price thresholds, the Company is obligated to pay the equivalent liquidation price per share in cash in lieu of issuing the Supplemental Shares. See Note 10. Commitments and Contingencies for a further description of the Sound Recording Settlements.
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
Stock Repurchase Program

Global Eagle Entertainment Inc.
Notes to Consolidated Financial Statements

In March 2016, the Company’s Board of Directors authorized a stock repurchase program under which the Company may repurchase up to $50.0 million of its common stock. Under the stock repurchase program, the Company may repurchase shares from time to time using a variety of methods, which may include open-market purchases and privately negotiated transactions. The extent to which the Company repurchases its shares, and the timing and manner of such repurchases, will depend upon a variety of factors, including market conditions, regulatory requirements and other corporate considerations, as determined by management. The Company measures all potential buybacks against other potential uses of capital that may arise from time to time. The repurchase program does not obligate the Company to repurchase any specific number of shares, and may be suspended or discontinued at any time. The Company expects to finance any purchases with existing cash on hand, cash from operations and potential additional borrowings. The Company did not repurchase any shares of its common stock during the year ended December 31, 2017. During the year ended December 31, 2016 the Company repurchased 0.6 million shares of its common stock for aggregate consideration of $5.2 million. As of December 31, 2017 the remaining authorization under the stock repurchase plan was $44.8 million.
Stock-Based Awards

EMC Employment Inducement Awards

On July 27, 2016, the Company granted its then President and Chief Strategy Officer the following stock-based awards: (i) non-qualified stock options to purchase 450,000 shares of the Company’s common stock (the “Option Award”), (ii) an award of 275,000 restricted stock units (the “Stock Award”), and (iii) 175,000 shares of fully-vested restricted stock. Such compensation expense is recorded in general and administrative in the Consolidated Statement of Operations for the year ended December 31, 2017. Mr. Avellan terminated his employment with the Company in April 2017. Under the terms of his consulting agreement, Mr. Avellan received continued vesting on his outstanding equity awards through the date of cessation of those consulting services. Mr. Avellan ceased providing consulting services to the Company in November 2017.

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

Global Eagle Entertainment Inc.
Notes to Consolidated Financial Statements

The fair values of stock options issued were determined on the grant date using the Black-Scholes option pricing model and the following level 3 assumptions for the years ended December 31, 2017, 2016 and 2015, respectively:

	2017	2016	2015
Common stock price on grant date	$2.74	$8.34	$12.91
Expected life (in years)	4.75	3.91	3.77
Risk-free interest rate	2.26%	1.15%	1.28%
Expected stock volatility	52%	44%	43%
Expected dividend yield	0%	0%	0%
Fair value of stock options granted	$0.93	$2.93	$4.41

The total intrinsic value of options exercised during the year ended December 31, 2015 was $2.5 million. There was no significant intrinsic value of options exercised during the year ended December 31, 2017 and 2016.

Global Eagle Entertainment Inc.
Notes to Consolidated Financial Statements

Stock option activity for year ended December 31, 2017 is as follows:

	Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Balance unexercised at January 1, 2017	6,723	$10.37	2.70	$59
Granted	2,115	$4.63
Exercised	—	$—
Forfeited	(1,761)	$9.95
Balance unexercised at December 31, 2017	7,077	$8.76	2.60	$—
Exercisable at December 31, 2017	4,794	$9.92	1.58	$—
Vested and expected to vest after December 31, 2017	7,077	$8.76	2.60	$—

The following is a summary of the Company’s stock options outstanding at December 31, 2017:

Range of Exercise Price	Number Outstanding (in thousands)	Weighted Average Remaining Contractual Term (in years)	Weighted Average Exercise Price	Number Exercisable (in thousands)	Weighted Average Exercise Price
$16.70 - $16.70	21	0.14	$16.70	21	$16.70
$13.26 - $16.06	183	1.89	$14.30	139	$14.55
$12.51 - $13.15	1,015	2.09	$12.95	780	$12.98
$10.57 - $11.43	808	1.22	$10.76	731	$10.76
$10.00 - $10.00	1,345	0.33	$10.00	1,345	$10.00
$9.31 - $9.79	425	0.38	$9.62	425	$9.62
$6.34 - 9.25	1,021	2.83	$8.77	637	$8.73
$6.22 - $6.22	1,000	3.67	$6.22	530	$6.22
$6.18 - $6.18	144	3.02	$6.18	67	$6.18
$3.21 - $3.21	1,115	6.61	$3.21	119	$3.21
	7,077	2.60	$8.76	4,794	$9.92

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

During the years ended December 31, 2017 and 2016, the Company granted 268,000 RSUs and 38,000 RSUs, respectively, to the Board of Directors that fully vest on the 13 month anniversary of the grant date. The Company also granted 3,643,000 RSUs and 1,580,000 RSUs, respectively, to certain employees that vest 1/4th on the grant anniversary date over a four-year term during the years ended December 31, 2017 and 2016, respectively.

Global Eagle Entertainment Inc.
Notes to Consolidated Financial Statements

RSU activity during the year ended December 31, 2017 was as follows:

	Shares (in thousands)	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value (in thousands)
Balance nonvested at January 1, 2017	1,638	$8.60	$10,579
Granted	3,911	$2.67
Vested	(368)	$8.64
Forfeited	(590)	$8.48
Balance nonvested at December 31, 2017	4,591	$3.56	$10,512
Vested and expected to vest at December 31, 2017	4,533	$3.47	$10,381

The total fair value of RSUs vested during the years ended December 31, 2017, 2016 and 2015 was $1.2 million, $2.1 million and $0.6 million, respectively.

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

During the year ended December 31, 2017, the Company granted 526,100 PSUs with a weighted-average grant date fair value of $2.81 per unit and using a risk free rate of 1.89%. As of December 31, 2017, there were 683,320 nonvested PSUs outstanding. During the year ended December 31, 2016, the Company granted 235,188 PSUs with a weighted-average grant date fair value of $9.93 per unit and using a risk free rate of 1.02%. As of December 31, 2016, there were 235,188 nonvested PSUs outstanding. There were no PSUs outstanding as of December 31, 2015.

Stock-Based Compensation Expense

Stock-based compensation expense related to all employee and, where applicable, non-employee stock-based awards was as follows for the years ended December 31, 2017, 2016 and 2015 (in thousands):

	Year Ended December 31,
	2017	2016	2015
Consolidated Statement of Operations Classification:
Cost of sales	$300	$313	$322
Sales and marketing	423	629	701
Product development	634	994	1,020
General and administrative	6,228	8,811	6,192
Total	$7,585	$10,747	$8,235

As of December 31, 2017, the Company had approximately $29.6 million of unrecognized employee related stock-based compensation, which it expects to recognize over a weighted-average period of approximately 2.77 years.

Warrants

Legacy Row 44 Warrants

Global Eagle Entertainment Inc.
Notes to Consolidated Financial Statements

In conjunction with the business combination with Row 44 and Advanced Inflight Alliance AG in January 31, 2013, the Company converted 21,062,500 Row 44 warrants to warrants to purchase up to 721,897 shares of the Company’s common stock (“Legacy Row 44 Warrants”). During the year ended December 31, 2017 all remaining Legacy Row 44 Warrants expired.

Public SPAC Warrants

The following is a summary of Public SPAC Warrants for the year ended December 31, 2017:

	Number of Warrants (in thousands)	Weighted Average Exercise price	Weighted Average Remaining Contractual Term (in years)
Outstanding at January 1, 2017	6,173	$11.50
Granted	—	—
Exercised	—	—
Purchased	—	—
Exchanged for Global Eagle common stock	—	—
Forfeited	—	—
Outstanding and exercisable at December 31, 2017	6,173	$11.50	0.09

As of December 31, 2017 and 2016, the Company accounted for its 6,173,228 Public SPAC Warrants as derivative liabilities in the Consolidated Balance Sheets. During the years ended December 31, 2017, 2016 and 2015, the Company recorded approximately $0.4 million, $23.6 million and $11.9 million in Change in fair value of derivatives in the Consolidated Statements of Operations as a result of the remeasurement of these warrants at the respective balance sheet dates. As of December 31, 2017 the fair value of warrants issued by the Company was estimated using the Black-Scholes option pricing model. The Public SPAC Warrants had a five-year term and expired on January 31, 2018.

Warrants Repurchase Program

During the year ended December 31, 2014 the Board of Directors authorized the Company to repurchase Public SPAC Warrants for an aggregate purchase price, payable in cash and/or shares of common stock, of up to $25.0 million (inclusive of prior warrant purchases). In August 2015, the Board of Directors increased this amount by an additional $20.0 million. As of December 31, 2017, $16.7 million remained available for warrant repurchases under this authorization. The amount the Company spends (and the number of Public SPAC Warrants repurchased) varies based on a variety of factors including the warrant price. The Company did not repurchase any warrants during the years ended December 31, 2017 or 2016.
During 2015, the Company issued 1,337,760 shares of common stock in exchange for the surrender of Public SPAC Warrants exercisable for 3,957,280 shares of the Company’s common stock.

Note 13.    Employee Benefit Plans

The Company has two defined contribution plans under Section 401(k) of the Internal Revenue Code (“401(k)”) covering full-time domestic employees who meet certain eligibility requirements, the Global Eagle Entertainment Retirement Plan ("GEE 401(k) Plan”) and the Emerging Markets Communications Volume Submitter Defined Contribution Plan (the “EMC 401(k) Plan”).

Under the GEE 401(k) Plan, eligible employees may defer up to 100% of their eligible compensation on either a pre-tax or after-tax Roth 401(k) basis, or up to the annual maximum allowed by the Internal Revenue Service (“IRS”). The Company may, but is not obligated to, match a portion of the employee contributions up to a defined maximum. The Company began matching employee contributions in 2016.

Global Eagle Entertainment Inc.
Notes to Consolidated Financial Statements

Under the EMC 401(k) Plan, eligible EMC employees may defer up to 100% of their eligible compensation on either a pre-tax or after-tax Roth 401(k) basis, or up to the annual maximum allowed by the internal Revenue Service (“IRS”). EMC makes a matching contribution in accordance with a prescribed matching formula.

For the years ended December 31, 2017 and 2016, the Company recognized a total expense of $1.2 million and $0.7 million, respectively, for matching contribution for both 401(k) plans. The Company did not make any matching contributions to the GEE 401(k) Plan during the year ended December 31, 2015.

Note 14.    Income Taxes

United States and foreign income (loss) from operations before income taxes was as follows (in thousands):

	Year Ended December 31,
	2017	2016	2015
United States	$(336,278)	$(119,549)	$(9,949)
Foreign	(25,723)	(38,294)	9,444
Loss before income taxes	$(362,001)	$(157,843)	$(505)

The income tax provision based on the income (loss) from operations was as follows (in thousands):

	Year Ended December 31,
	2017	2016	2015
Current provision:
Federal	$(323)	$47	$932
State	(136)	227	355
Foreign	12,485	15,184	6,786
Total current provision	$12,026	$15,458	$8,073
Deferred provision (benefit):
Federal	$(9,173)	$(53,395)	$(2,691)
State	(60)	(2,070)	—
Foreign	(7,680)	(4,904)	(3,761)
Total deferred provision (benefit)	(16,913)	(60,369)	(6,452)
Total income tax provision (benefit)	$(4,887)	$(44,911)	$1,621

Income taxes differ from the amounts computed by applying the federal income tax rate of 35%. A reconciliation of this difference is as follows (in thousands):

Global Eagle Entertainment Inc.
Notes to Consolidated Financial Statements

	Year Ended December 31,
	2017	2016	2015
Income tax benefit at federal statutory rate	$(126,700)	$(55,245)	$(177)
State income tax, net of federal benefit	(272)	(1,898)	418
Permanent items	3,623	1,781	9,123
Change in fair value of financial instruments	(1,102)	(8,836)	(3,847)
Goodwill impairment	55,016	12,321	—
Sound-recording settlements	—	8,556	—
Stock-based compensation	2,660	229	375
Tax credits	(116)	(590)	(586)
Other	1,608	2,977	746
Uncertain tax positions	(420)	3,858	708
Withholding taxes	5,090	4,732	3,431
Rate differential	(12,187)	(2,158)	(3,200)
Change in enacted tax rate	28,431	173	(1,371)
Change in valuation allowance	39,482	(10,811)	(3,999)
Income tax provision (benefit)	$(4,887)	$(44,911)	$1,621

Significant factors impacting the 2017 effective tax rate include goodwill impairment on non-tax deductible goodwill, the reduction of the U.S. federal corporate tax rate from 35% to 21% for future tax years, and valuation allowance on deferred tax assets.

Global Eagle Entertainment Inc.
Notes to Consolidated Financial Statements

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the deferred income taxes are as follows (in thousands):

	December 31,
	2017	2016
Deferred tax assets:
Intangible assets and goodwill	$15,272	$20,196
Allowances and reserves	3,973	5,816
Accrued liabilities	5,135	8,793
Inventories	1,307	1,066
Investments in affiliates	—	—
Stock-based compensation	5,043	6,977
Tax credits	3,393	4,006
Net operating losses	98,249	68,489
Other	1,893	3,304
Total deferred tax assets	134,265	118,647
Less: valuation allowance	(85,393)	(43,269)
Net deferred tax assets	$48,872	$75,378

Deferred tax liabilities:
Property, plant and equipment	$(11,345)	$(14,972)
Intangible assets	(21,170)	(37,590)
Investments in affiliates	(28,530)	(50,831)
Debt costs	(2,696)	(4,288)
Other	(1,378)	(854)
Total deferred tax liabilities	(65,119)	(108,535)
Net deferred tax liabilities	$(16,247)	$(33,157)

In March 2016, the FASB issued ASU 2016-09 to update several aspects of the accounting for share-based payment transactions, including the income tax consequences and classification of awards. The Company adopted the provisions of this ASU effective January 1, 2017. The new standard eliminates the requirement that excess tax benefits be realized through a reduction in income taxes payable before a company can recognize them. As a result, the Company recorded a deferred tax asset of $1.7 million which was fully offset by a corresponding valuation allowance.

The Company is subject to taxation in the U.S. and various states and foreign jurisdictions. As of December 31, 2017, the Company’s tax years for 2013 through 2016 are subject to examination by the tax authorities. With certain exceptions, as of December 31, 2017, the Company’s tax returns for certain past years are still subject to examination by taxing authorities and the use of NOL carryforwards in future periods could trigger a review of attributes and other tax matters in years that are not otherwise subject to examination.

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

As of December 31, 2017, the Company has recorded a valuation allowance of $59.4 million and $26.0 million against its domestic and certain foreign deferred tax assets, respectively, due to the uncertainties over its ability to realize future taxable income in those jurisdictions. As of December 31, 2016, the valuation allowance on domestic and foreign deferred tax assets were $33.1 million and $10.2 million, respectively.

Global Eagle Entertainment Inc.
Notes to Consolidated Financial Statements

As of December 31, 2017 and 2016, the Company had federal NOL carry-forwards of $283.5 million and $152.7 million, respectively, and in addition, the Company had State NOL carry-forwards of $146.2 million and $84.9 million, respectively. In addition, the Company had foreign NOL carry-forward from various jurisdictions of $124.0 million and $56.4 million as of December 31, 2017 and 2016, respectively. The Company’s federal, State and foreign NOLs will begin to expire during the fiscal years ending in December 31, 2019, 2027, and 2033 respectively. These NOLs may be used to offset future taxable income, to the extent the Company generates any taxable income, and thereby reduce or eliminate future federal income taxes otherwise payable.

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

Prior to the Tax Act, U.S. taxes were not provided for on cumulative earnings of the Company’s foreign subsidiaries as the Company had intended to invest the undistributed earnings indefinitely. However, as a result of the Tax Act, all of the accumulated earnings of its foreign subsidiaries were taxed for U.S. federal purposes. The Company has provisionally asserted that the $105.2 million earnings of its foreign subsidiaries will continue to be indefinitely reinvested. If in the future these earnings are repatriated to the United States, or if the Company determines that the earnings will be remitted in the foreseeable future, additional provisions for U.S. states not conforming to the federal Tax Act and foreign withholding taxes may be required. It is not practical to calculate the deferred taxes associated with these earnings because of the variability of multiple factors that would need to be assessed at the time of any assumed repatriation; however, foreign tax credits may be available to reduce federal income taxes in the event of distribution.

As of December 31, 2017 and 2016, the liability for income taxes associated with uncertain tax positions was $8.7 million and $11.0 million, respectively.

The net decrease in the liabilities during 2017 is primarily attributable to activity related to ongoing examinations by the Canada Revenue Agency regarding the taxability and presence of the subsidiary’s locations in Dubai and whether income derived from Dubai would have constituted taxable earnings subject to Canadian income tax. The net amounts of $8.2 million and $10.7 million as of December 31, 2017 and 2016, respectively, if recognized, would favorably affect the Company’s effective tax rate.

The following table summarizes the changes to unrecognized tax benefits for the years ended December 31, 2017, 2016 and 2015 (in thousands):

	2017	2016	2015
Balance at beginning of year	$11,048	$4,637	$4,237
Additions from business combinations	—	3,492	—
Increase to prior year positions	—	(34)	—
Reversal of prior tax positions	(3,045)	(147)	—
Additions based on tax positions related to current year	725	3,100	400
Balance at end of year	$8,728	$11,048	$4,637

The Company’s continuing practice is to recognize interest and penalties, if any, related to uncertain tax positions in income tax expense. As of December 31, 2017, 2016 and 2015, the Company had accrued $6.5 million, $6.1 million and $1.4 million, respectively, of interest and penalties related to uncertain tax positions.

It is reasonably possible that the amount of the unrecognized benefit with respect to certain of the Company’s unrecognized tax positions may significantly decrease within the next 12 months as a result of the ongoing audits.

Global Eagle Entertainment Inc.
Notes to Consolidated Financial Statements

The following table summarizes the changes in the valuation allowance balance for the years ended December 31, 2017, 2016 and 2015 (in thousands):

Amount
Balance at December 31, 2014	$73,659
Acquired valuation allowance from business combination	(1,400)
Decrease in valuation allowance	(19,060)
Balance at December 31, 2015	53,199
Decrease in valuation allowance	(9,930)
Balance at December 31, 2016	43,269
Increase in valuation allowance	42,124
Balance at December 31, 2017	$85,393

Note 15.    Segment Information

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

Global Eagle Entertainment Inc.
Notes to Consolidated Financial Statements

Revenue and contribution profit by segment were as follows (in thousands):

	Year Ended December 31,
	2017	2016	2015
Revenue:
Media & Content
Licensing & Services	$298,935	$318,064	$308,067
Connectivity
Services	282,985	178,471	96,912
Equipment	37,549	33,220	21,051
Total	320,534	211,691	117,963
Total revenue	$619,469	$529,755	$426,030
Contribution profit (1):
Media & Content	$81,026	$104,036	$104,374
Connectivity	76,323	60,249	42,500
Total contribution profit	157,349	164,285	146,874
Other operating expenses	437,157	326,948	155,685
Loss from operations	$(279,808)	$(162,663)	$(8,811)

(1)
Includes depreciation expense of $0.6 million (Media & Content) and $29.2 million (Connectivity) for the year ended December 31, 2017, $0.7 million (Media & Content) and $10.2 million (Connectivity) for the year ended December 31, 2016, and $0.7 million (Media & Content) and $2.2 million (Connectivity) for the year ended December 31, 2015. Also includes amortization expense of $0.2 million (Media & Content) for the year ended December 31, 2015.

The Company’s total assets by segment were as follows (in thousands):

	December 31,
	2017	2016
Segment assets:
Media & Content	$362,216	$391,668
Connectivity	479,714	690,463
Total segment assets	841,930	1,082,131
Corporate assets	18,654	17,304
Total assets	$860,584	$1,099,435

Global Eagle Entertainment Inc.
Notes to Consolidated Financial Statements

Geographical revenue by segment as presented below is based on the billing location of the customer. Revenue from external customers was as follows (in thousands):

	Year Ended December 31,
	2017	2016	2015
Media & Content:
United States and Canada	$67,807	$80,765	$78,662
Europe	52,551	48,527	39,738
Asia and Middle East	149,644	152,758	155,818
Other	28,933	36,014	33,849
Total	$298,935	$318,064	$308,067
Connectivity:
United States	$195,363	$150,532	$102,598
Europe	77,102	37,319	14,833
Africa, Middle East and Asia	26,966	13,759	—
Other	21,103	10,081	532
Total	$320,534	$211,691	$117,963
	$619,469	$529,755	$426,030

The following table summarizes net property, plant and equipment by country (in thousands):

	December 31,
	2017	2016
Media & Content:
United States and Canada	$1,628	$2,803
United Kingdom	4,531	3,023
India	1,745	2,013
Other	346	1,338
Total	$8,250	$9,177
Connectivity:
United States	$162,133	$130,924
Germany	15,316	16,321
Other	4,574	4,139
Total	$182,023	$151,384
Corporate
United States	$4,756	$5,488
Total	$4,756	$5,488
	$195,029	$166,049

Note 16.    Concentrations

Concentrations of Credit and Business Risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash and cash equivalents and accounts receivable.

Global Eagle Entertainment Inc.
Notes to Consolidated Financial Statements

At December 31, 2017 and 2016, the Company’s cash and cash equivalents were maintained primarily with major U.S. financial institutions and foreign banks. Deposits with these institutions at times exceed the federally insured limits, which potentially subjects the Company to concentration of credit risk. The Company has not experienced any losses related to these balances and believes that there is minimal risk. Of our cash and cash equivalents as of December 31, 2017, approximately $19.7 million was held by our foreign subsidiaries. If these funds were repatriated for use in our U.S. operations, we may be required to pay income taxes in the U.S. on the repatriated amount at the tax rates then in effect, reducing the net cash proceeds to us after repatriation. In the event we elect to repatriate any of these funds we believe we have sufficient net operating losses for the foreseeable future to offset any repatriated income. As a result, we do not expect any such repatriation would create a tax liability in the U.S. or have a material impact on our effective tax rate.

A substantial portion of the Company’s revenue is generated through arrangements with Southwest Airlines. The Company may not be successful in renewing these agreements, or if they are renewed, they may not be on terms as favorable as current agreements. The percentage of revenue generated through the customer representing more than 10% of consolidated revenue is as follows:

	Year Ended December 31,
	2017	2016	2015
Southwest Airlines as percentage of total revenue	19%	22%	23%
Southwest Airlines as percentage of total Connectivity revenue	36%	54%	85%

No other customer accounted for revenue greater than 10% for the three years presented. Accounts receivable from Southwest Airlines represented 10%, 12% and 6% of total accounts receivable at December 31, 2017, 2016, and 2015, respectively.

Note 17.    Net Loss Per Share

Basic (loss) income per share (“EPS”) is computed using the weighted-average number of common shares outstanding during the period. Diluted loss per share is computed using the weighted-average number of common shares and the dilutive effect of contingent shares outstanding during the period. Potentially dilutive contingent shares, which consist of stock options, restricted stock units (including performance stock units), liability warrants, warrants issued to third parties and accounted for as equity instruments convertible senior notes and contingently issuable shares, have been excluded from the diluted loss per share calculation when the effect of including such shares is anti-dilutive. As illustrated in the table below, the change in the fair value of the Company’s warrants and contingently issuable shares, which are assumed to be converted into the Company’s common stock upon exercise, are adjusted to net income for purposes of computing dilutive loss per share for the year ended December 31, 2017. Common stock to be issued upon the exercise of warrant instruments classified as a liability is included in the calculation of diluted loss per share when dilutive.

Global Eagle Entertainment Inc.
Notes to Consolidated Financial Statements

The following table sets forth the computation of basic and diluted net loss per share of common stock (in thousands, except per share amounts):

	Year Ended December 31,
	2017	2016	2015
Net income (loss) (Numerator):
Net loss	$(357,114)	$(112,932)	$(2,126)
Less: adjustment for change in fair value on warrants liability for diluted EPS after assumed exercise of warrants liability	—	—	11,938
Net loss for dilutive EPS	$(357,114)	$(112,932)	$(14,064)

Shares (Denominator):
Weighted average common shares outstanding - basic	87,733	81,269	77,558
Dilutive effect of stock options and warrants	—	—	836
Weighted average common shares outstanding - diluted	87,733	81,269	78,394

Net loss per share:
Basic	$(4.07)	$(1.39)	$(0.03)
Diluted	$(4.07)	$(1.39)	$(0.18)

The following weighted average common equivalent shares are excluded from the calculation of the Company’s net loss per share as their inclusion would have been anti-dilutive (in thousands):

	Year Ended December 31,
	2017	2016	2015
Employee stock options	6,061	6,203	3,200
Restricted stock units (including performance stock units)	1,364	306	44
Non-employees stock options	—	—	1
Equity warrants (1)	353	1,165	430
Public SPAC Warrants (2)	6,173	6,173	—
Convertible notes	4,447	4,447	3,850
EMC deferred consideration (3)	2,795	1,428	—
Contingently issuable shares (4)	900	354	—

(1)
These are Legacy Row 44 warrants originally issuable for Row 44 common stock and Row 44 Series C preferred stock, later became issuable for our Common Stock. During the six months ended June 30, 2017, these Legacy Row 44 warrants expired. See Note 12. Common Stock, Share-Based Awards and Warrants.

(2)	These are 6,173,228 “Public SPAC Warrants”. See Note 12. Common Stock, Share-Based Awards and Warrants.

(3)
In connection with the EMC Acquisition on July 27, 2016 (the “EMC Acquisition Date”), we were obligated to pay $25.0 million in cash or stock, at our option, on July 27, 2017, which we elected to pay in 5,080,049 newly issued shares of our common stock on that date. See Note 10. Commitments and Contingencies. This EMC deferred consideration represents those shares.

(4)
In connection with a Sound Recording Settlement, we are obligated to issue 500,000 shares of our common stock when and if the closing price of our common stock exceeds $10.00 per share, and 400,000 shares of our common stock when and if the closing price of our common stock exceeds $12.00 per share. See Note 10. Commitments and Contingencies.

Global Eagle Entertainment Inc.
Notes to Consolidated Financial Statements

Note 18.    Quarterly Financial Data (Unaudited)

The following quarterly Consolidated Statements of Operations for the years December 31, 2017 and 2016 are unaudited, and have been prepared on a basis consistent with our audited consolidated annual financial statements, and include, in the opinion of management, all normal recurring adjustments necessary for the fair statement of the financial information contained in those statements. The results of operations of any quarter are not necessarily indicative of the results that may be expected for any future period (in thousands, except per share amounts).

	Quarter Ended
	Mar. 31, 2016	June 30, 2016	Sept. 30, 2016(1)	Dec. 31, 2016	Mar. 31, 2017	June 30, 2017	Sept. 30, 2017	Dec. 31, 2017
Revenue	$113,817	$112,265	$146,909	$156,764	$152,592	$155,742	$151,537	$159,598
Cost of sales	76,768	75,086	103,348	110,268	110,540	118,090	112,951	120,539
Gross margin	37,049	37,179	43,561	46,496	42,052	37,652	38,586	39,059
Operating expenses:
Sales and marketing	4,672	6,491	8,390	11,388	11,012	10,029	9,332	10,565
Product development (6)	8,746	8,416	7,916	12,640	7,649	7,942	11,328	8,689
General and administrative (1) (2)	19,220	18,447	44,728	32,800	35,321	34,929	39,129	38,842
Provision for legal settlements (2)	2,001	38,142	1,545	1,758	475	—	310	650
Amortization of intangible assets	7,403	7,486	9,166	11,593	11,008	10,860	10,981	11,106
Goodwill impairment (7)	—	—	—	64,000	78,000	—	—	89,000
Total operating expenses	42,042	78,982	71,745	134,179	143,465	63,760	71,080	158,852
Income (loss) from operations	(4,993)	(41,803)	(28,184)	(87,683)	(101,413)	(26,108)	(32,494)	(119,793)
Interest expense, net	(804)	(613)	(6,412)	(10,369)	(10,964)	(14,807)	(18,164)	(14,519)
Loss from extinguishment of debt	—	—	—	—	(14,389)	—	—	—
Income from equity method investments (1) (9)	—	—	2,065	1,764	1,539	601	1,770	(16,334)
Change in fair value of derivatives	5,865	10,926	1,191	7,533	2,920	(445)	196	839
Other income (expense), net (3)	680	(5,934)	631	(1,703)	(488)	653	(123)	(478)
Income (loss) before income taxes	748	(37,424)	(30,709)	(90,458)	(122,795)	(40,106)	(48,815)	(150,285)
Income tax expense (benefit) (1)	3,160	736	(50,063)	1,256	2,816	4,024	4,153	(15,880)
Net income (loss)	$(2,412)	$(38,160)	$19,354	$(91,714)	$(125,611)	$(44,130)	$(52,968)	$(134,405)
Net income (loss) per share (4):
Basic	$(0.03)	$(0.49)	$0.23	$(1.07)	$(1.47)	$(0.52)	$(0.59)	$(1.51)
Diluted	$(0.03)	$(0.49)	$0.23	$(1.07)	$(1.47)	$(0.52)	$(0.59)	$(1.51)
Weighted average shares outstanding (5):
Basic	78,643	78,127	82,874	85,369	85,440	85,496	89,194	89,222
Diluted	78,643	78,127	85,081	85,369	85,440	85,496	89,194	89,222

(1)
On July 27, 2016, the Company acquired EMC (Maritime & Land Connectivity segment). The financial data for the quarter ended September 30, 2016 includes the operating results of EMC from the acquisition date through September 30, 2016. In connection with this acquisition, the Company released the valuation allowance due to the deferred tax liabilities created of $53.9 million, offset by foreign income taxes of $4.8 million resulting from the foreign subsidiaries’ contribution to pretax income, withholding taxes of $2.7 million and effects of permanent differences. Also, in connection with this acquisition, the Company acquired interests in two equity method investments. The related transaction and integration expenses of $12.7 million, $1.9 million and $0.8 million were incurred during the quarters ended September 30, 2016, June 30, 2016 and March 31, 2016, respectively, in General and administrative in the quarterly Consolidated Statements of Operations.

(2)
During the quarter ended June 30, 2016, the Company recorded a one-time charge of $38.1 million to settle sound recording liabilities under the Sound Recording Settlements. The Company also engaged in settlement negotiations with airlines regarding related liabilities. The presentation of the Provision for legal settlements for applicable prior quarters have been reclassified from General and administrative to conform with this presentation.

(3)
Other income (expense), net, for the quarter ended June 30, 2016 includes a one-time $4.4 million write-off of a related party note receivable and accrued interest and a $0.9 million impairment of internally developed software.

(4)
Quarterly and year-to-date computations of net income (loss) per common share amounts are calculated independently. Therefore, the sum of the per share amounts for the quarters may not agree with the per share amounts for the year.

Global Eagle Entertainment Inc.
Notes to Consolidated Financial Statements

(5)
During the quarter ended June 30, 2016, the Company repurchased 0.6 million shares of its common stock for consideration of $5.2 million in the aggregate under the stock repurchase program authorized by the Board of Directors in March 2016. In connection with the EMC Acquisition on July 27, 2016, the Company issued approximately 5.5 million shares of its common stock at the closing as part of the purchase price. On the first anniversary of the EMC Acquisition, on July 27, 2017, the Company issued to the EMC seller approximately 5.1 million additional shares of the Company’s common stock. Pursuant to the EMC purchase agreement, 50% of the newly issued shares were valued at $8.40 per share, and the other 50% was valued at the volume-weighted average price of a share of Company common stock measured two days prior to the first anniversary date. In addition, as a result of the Sound Recording Settlements entered into with major record labels and publishers in 2016, including UMG, the Company issued 1.8 million shares of its common stock during the quarter ended September 30, 2016 as part of the settlement payments.

(6)	Product development for the quarter ended December 31, 2016 includes an impairment of internally developed software of $3.2 million.

(7)
During the quarter ended December 31, 2017 we determined that goodwill relating to our Maritime & Land Connectivity and Aviation Connectivity reporting units was impaired and we recognized an impairment loss of $45.0 million and $44.0 million, respectively. Additionally, during the quarter ended March 31, 2017 we recorded a goodwill impairment loss of $78.0 million in our Maritime & Land Connectivity reporting unit. During the quarter ended December 31, 2016 we recorded an impairment loss of $64.0 million to our Maritime & Land Connectivity reporting unit. See Note 5. Goodwill.

(8)
In January 2017 we entered into a new credit agreement consisting of a $500 million senior secured term loan facility and a five-year $85 million senior secured revolving credit facility and concurrently paid-off in full the indebtedness assumed upon the EMC Acquisition of $412.4 million. In connection with this refinancing transaction we incurred a loss on extinguishment of debt of $14.4 million recorded in the statement of operations during the quarter ended March 31, 2017. See Note 9. Financing Arrangements.

(9)
During the fourth quarter of 2017 we completed an assessment of the recoverability of our equity method investments and determined that the carrying value of our interest in WMS exceeded the estimated fair value of our interest and accordingly we recorded an impairment loss of $16.7 million. See Note 7. Equity Method Investments.

Note 19.    Subsequent Events

Searchlight Investment

The Securities Purchase Agreement and the Notes

On March 8, 2018, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with Searchlight II TBO, L.P. and Searchlight II TBO-W, L.P. (together, “Searchlight”). The investment transactions thereunder (the “Searchlight Transactions”) closed on March 27, 2018 (the “Closing Date”). Under the investment transaction, the Company sold to Searchlight II TBO, L.P. $150,000,000 in aggregate principal amount of its Second Lien Notes (the “Notes”), and to Searchlight II TBO-W, L.P. warrants to acquire an aggregate of 18,065,775 shares of the Company’s common stock, par value $0.0001 per share (the “Common Stock”), at an exercise price of $0.01 per share (the “Penny Warrants”), and warrants to acquire an aggregate of 13,000,000 shares of Common Stock at an exercise price of $1.57 per share (the “Market Warrants” and, together with the Penny Warrants, the “Warrants”), for aggregate price of $150,000,000.

The Company intends to use a portion of the proceeds from the sale of the Notes and the Warrants to repay the full $78 million outstanding principal balance on the Company’s revolving credit facility under its Credit Agreement (as defined below), following which the full facility will remain available to the Company. The Company anticipates using the remaining proceeds for growth initiatives and other general corporate purposes.

The Notes mature on June 30, 2023. Interest on the Notes will initially be payable in kind (compounded semi-annually) at a rate of 12.0% per annum. Interest will automatically convert to accruing cash pay interest at a rate of 10.0% per annum upon the earlier of (i) March 15, 2021 and (ii) the last day of the most recently ended fiscal quarter of the Company for which financial statements have been delivered pursuant to the terms of the Purchase Agreement for which the Company’s “total net leverage ratio” has decreased to 3.39 to 1.0. Our “total net leverage ratio” is as defined in the Purchase Agreement, and uses a “Consolidated EBITDA” definition from the Purchase Agreement that is different than the “Adjusted EBITDA” figure that we publicly report to our investors.

Each of the Company’s subsidiaries that guarantees the Company’s obligations under its 2017 Credit Agreement guarantee the Notes (the “Guarantors”) pursuant to a guaranty agreement (the “Guaranty”). The Notes and the guarantees thereof are subordinated in right of payment to the obligations of the Company and the Guarantors under the Credit Agreement and are secured by the same assets securing the obligations of the Company and the Guarantors under the Credit Agreement on a second lien basis, subject to the terms of an intercreditor and subordination agreement (the “Intercreditor Agreement”) among the Company, the Guarantors, the Administrative Agent and Cortland Capital Markets Services, as the collateral agent (the “Collateral Agent”).

Global Eagle Entertainment Inc.
Notes to Consolidated Financial Statements

Prior to the third anniversary of the Closing Date, the Company may redeem the Notes at a price equal to 100.0% of the principal amount of the Notes to be redeemed, plus a “make-whole” premium and accrued and unpaid interest, if any, to (but excluding) the date of redemption. Thereafter, each Note will be redeemable at 105.0% of the principal amount thereof from the third anniversary of the Closing Date until (and excluding) the fourth anniversary of the Closing Date, at 102.5% of the principal amount thereof from the fourth anniversary of the Closing Date until (and excluding) the fifth anniversary of the Closing Date, and thereafter at 100.0% of the principal amount thereof, plus, in each case, accrued and unpaid interest thereon, if any, to (but excluding) the redemption date. Upon a “change of control” (as defined in the Purchase Agreement), the Company must offer to purchase the Notes at a price in cash equal to 101% of the principal amount of such Notes, plus accrued and unpaid interest, if any, to (but excluding) the date of purchase.

The Purchase Agreement contains affirmative and negative covenants of the Company and its subsidiaries consistent with those in the Credit Agreement (including limitations on the amount of first lien indebtedness that may be incurred) and contains customary events of default, upon the occurrence and during the continuance of which the majority holders of the Notes may declare all obligations under the Notes to become immediately due and payable. There are no financial “maintenance covenants” in the Purchase Agreement or the Notes.

The Company made customary representations and warranties in the Purchase Agreement.

On the Closing Date, the Company and the Guarantors entered into a security agreement with the Collateral Agent (the “Security Agreement”). Under the Security Agreement, each of the Company and the Guarantors granted and pledged to the Collateral Agent, to secure the payment and performance in full of all of the obligations under the Notes, a security interest in substantially all of its respective assets, and all proceeds and products and supporting obligations in respect thereof, subject to customary limitations, exceptions, exclusions and qualifications, and the Security Agreement is subject to the terms of the Intercreditor Agreement.

Searchlight will not be permitted to transfer its Notes before January 1, 2021, except to its controlled affiliates.

The Warrants

The Warrants are exercisable at any time and from time to time after the Vesting Date (as defined below) until on or prior to the close of business on the tenth anniversary of the Closing Date. The Warrants vest and become exercisable on January 1, 2021 (the “Vesting Date”), if the 45-day volume-weighted average price of the Common Stock (as reported by Nasdaq) is at or above (i) $4.00, in the case of the Penny Warrants, and (ii) $2.40, in the case of the Market Warrants, in each case at any time following the Closing Date.

The holders of the Warrants cannot exercise the Warrants if and to the extent, as a result of such exercise, either (i) such holder’s (together with its affiliates) aggregate voting power on any matter that could be voted on by holders of the Common Stock would exceed 19.9% of the maximum voting power outstanding or (ii) such holder (together with its affiliates) would beneficially own more than 19.9% of the then outstanding Common Stock, subject to customary exceptions in connection with public sales or the consummation of a specified liquidity event described in the Warrants.

The Warrants also include customary anti-dilution adjustments.

Warrantholders Agreement

On the Closing Date, the Company and Searchlight II TBO-W, L.P. entered into a warrantholders agreement (the “Warrantholders Agreement”), which will set forth rights and obligations of the Company and Searchlight as a holder of the Warrants, as described below.

Board Representation

Pursuant to the terms of the Warrantholders Agreement, on the Closing Date, the Company increased the size of its board of directors (the “Board”) to eleven members, and appointed each of Eric Zinterhofer and Eric Sondag as Class III directors (as such term is used in the Company’s certificate of incorporation) of the Board, with a term expiring in 2020. For so long as Searchlight and its controlled affiliates beneficially own at least 25% of the number of Penny Warrants issued on the Closing Date (and/or the respective shares of Common Stock issued in connection with the exercise of the Penny Warrants), Searchlight shall have the right

Global Eagle Entertainment Inc.
Notes to Consolidated Financial Statements

to nominate a number (rounded up to the nearest whole number) of individuals for election to the Board equal to the product of the following (such individuals, the “Searchlight Nominees”):

•	the number of directors then serving on the Board, multiplied by

•
a fraction, the numerator of which is the total number of outstanding shares of Common Stock underlying the Penny Warrants beneficially owned by Searchlight (after giving effect to the exercise of the Penny Warrants) and the denominator of which is the sum of (A) the total number of outstanding shares of Common Stock plus (B) the number of shares of Common Stock underlying the Penny Warrants that have not yet been exercised;

Searchlight will not be entitled to nominate more than one individual to the Board if it beneficially owns less than 50% of the Penny Warrants (or the underlying shares of Common Stock) issued or issuable on the Closing Date. In no event will Searchlight be entitled to nominate more than two individuals to the Board.

Searchlight’s rights to Board representation terminate if Searchlight and its affiliates have an employee, member or partner (other than a limited partner who is an investor in Searchlight) who is a director or executive officer of a competitor of the Company, or if Searchlight has a portfolio company that is a competitor of the Company.

Stock Buy-back Restriction

Until the earlier of (i) the date on which Searchlight no longer beneficially owns at least 25% of the number of Market Warrants issued on the Closing Date (and/or the respective shares of Common Stock issued in connection with the exercise of the Market Warrants) and (ii) January 1, 2021, without the prior consent of Searchlight, the Company will not directly or indirectly redeem, purchase or otherwise acquire (any such event, an “Acquisition”) any equity securities of the Company for a consideration per share (plus, in the case of any options, rights, or securities, the additional consideration required to be paid to the Company upon exercise, conversion or exchange) greater than the market price (as defined in the Warrants) per share of Common Stock immediately prior to the earlier of (x) the announcement of such Acquisition or (y) such Acquisition.

Warrant Transfer Restrictions

Searchlight is not permitted to transfer its Warrants prior to January 1, 2021, except to its controlled affiliates or in connection with certain tender offers, exchange offers, mergers or similar transactions. The Warrants and the underlying shares of Common Stock are freely transferable by Searchlight on and after January 1, 2021.

Registration Rights

Searchlight has customary shelf, demand and piggyback registration rights with respect to the Common Stock (including shares of Common Stock issuable upon exercise of the Warrants) that it holds, including demand registrations and underwritten “shelf takedowns,” subject to specified restrictions, thresholds and the Company’s eligibility to use a registration statement on Form S-3.

Participation Rights

Until the earlier of (i) the fifth anniversary of the Closing Date and (ii) the date Searchlight no longer holds at least 50% of the Penny Warrants (or the respective shares of Common Stock underlying such Penny Warrants), Searchlight has participation rights with respect to issuances of common equity securities by the Company, subject to exceptions. These rights entitle Searchlight to opt to participate in future issuances by the Company of common equity or common equity-linked securities, subject to customary exceptions.

Standstill

Until the earlier of (i) the 18-month anniversary of the Closing Date and (ii) the date on which Searchlight owns less than 10% of the outstanding Common Stock (directly or on an as-exercised basis), neither Searchlight nor its affiliates may (a) acquire any voting equity securities or material assets of the Company if Searchlight (together with its affiliates) would beneficially hold in the aggregate more than 9.9% of the Company’s 2.75% convertible senior notes due 2035 or 9.9% of the Company’s Common Stock, (b) acquire all or a material part of the Company or its subsidiaries, (c) make, or in any way participate in any “proxy

Global Eagle Entertainment Inc.
Notes to Consolidated Financial Statements

contest” or other solicitation of proxies, (d) form, join or in any way participate in a “group” (within the meaning of Section 13(d)(3) of the Securities Exchange Act of 1934, as amended) with respect to any voting securities of the Company or any of its Subsidiaries, (e) seek to influence or control the Company’s management or policies, (f) directly or indirectly enter into any discussions, negotiations, arrangements or understandings with any other person with respect to any of the foregoing activities, (g) advise, assist, encourage, act as a financing source for or otherwise invest in any other person in connection any of the foregoing activities or (h) publicly disclose any intention, plan or arrangement inconsistent with any of the foregoing.

Amendment to Senior Secured Credit Agreement

In connection with the Searchlight Transactions, on March 8, 2018, the Company entered into the Sixth Amendment to the Credit Agreement (the “Sixth Amendment”), among the Company, the Guarantors, the lenders party thereto and the Administrative Agent. The Sixth Amendment amends the terms of the Credit Agreement, in part, by:

•	resetting the non-call period by modifying the definition of the “Relevant Call Date” to mean June 30, 2020;

•
modifying the mandatory prepayments provision therein to require the Company, following the filing of its Annual Report on Form 10-K for the fiscal year ended December 31, 2017 and the delivery of a budget and certain projections for the 2018 fiscal year to Searchlight, to repay all then outstanding revolving credit loans outstanding under the Credit Agreement, including outstanding interest thereon;

•
modifying the debt covenant therein to permit the incurrence of indebtedness in connection with the issuance of $150,000,000 in aggregate principal amount of the Notes and any refinancing thereof and adding a corresponding exception to the lien covenant; and

•
modifying the junior-debt-prepayments covenant therein to prohibit the Company from making interest payments in respect of the Notes in cash prior to the earlier of (i) March 15, 2021 and (ii) such time as the Company’s “total net leverage ratio” has decreased to 3.39 to 1.0. As noted above, our “total net leverage ratio” is as defined in the Purchase Agreement, and uses a “Consolidated EBITDA” definition from the Purchase Agreement that is different than the “Adjusted EBITDA” figure that we publicly report to our investors.

The Company did not pay the lenders any fees in connection with the Sixth Amendment.

ITEM 16.    FORM 10-K SUMMARY

None.