Form 10-Q
period 2018-03-31
Global Eagle Entertainment Inc.
filed 2018-05-15
CIK 1512077

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

(Class)	(Outstanding as of May 10, 2018)
COMMON STOCK, $0.0001 PAR VALUE	91,057,616	SHARES*

* Excludes 3,053,634 shares held by a wholly-owned subsidiary of the registrant.

GLOBAL EAGLE ENTERTAINMENT INC.
FORM 10-Q
FOR THE FISCAL QUARTER ENDED MARCH 31, 2018

PART I — FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

	March 31, 2018	December 31, 2017
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$168,931	$48,260
Restricted cash	3,388	3,608
Accounts receivable, net	102,264	113,545
Inventories	32,593	28,352
Prepaid expenses	13,888	13,486
Other current assets	14,431	20,923
TOTAL CURRENT ASSETS:	335,495	228,174
Content library	9,523	8,686
Property, plant and equipment, net	189,970	195,029
Goodwill	159,654	159,696
Intangible assets, net	112,019	122,582
Equity method investments	138,495	137,299
Other non-current assets	9,815	9,118
TOTAL ASSETS	$954,971	$860,584
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$196,967	$205,036
Deferred revenue	8,602	6,508
Current portion of long-term debt	16,656	20,106
Other current liabilities	7,996	7,785
TOTAL CURRENT LIABILITIES:	230,221	239,435
Deferred revenue, non-current	1,081	1,079
Long-term debt	719,427	598,958
Deferred tax liabilities	9,028	16,247
Other non-current liabilities	30,256	30,340
TOTAL LIABILITIES	990,013	886,059

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ DEFICIT:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized, 0 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	—	—
Common stock, $0.0001 par value; 375,000,000 shares authorized, 93,896,772 and 93,834,805 shares issued, 90,843,138 and 90,781,171 shares outstanding, at March 31, 2018 and December 31, 2017, respectively	10	10
Treasury stock, 3,053,634 shares at March 31, 2018 and December 31, 2017	(30,659)	(30,659)
Additional paid-in capital	807,355	779,565
Subscriptions receivable	(584)	(578)
Accumulated deficit	(811,142)	(773,791)
Accumulated other comprehensive loss	(22)	(22)
TOTAL STOCKHOLDERS’ DEFICIT	(35,042)	(25,475)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$954,971	$860,584
* See Note 2. Basis of Presentation and Summary of Significant Accounting Policies
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GLOBAL EAGLE ENTERTAINMENT INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In thousands, except per share amounts)

	Three Months Ended March 31,
	2018	2017
Revenue:
Licensing and services	$146,526	$143,643
Equipment	9,971	8,949
Total revenue	156,497	152,592
Cost of sales:
Licensing and services	112,414	102,872
Equipment	6,082	7,668
Total cost of sales	118,496	110,540
Gross margin	38,001	42,052
Operating expenses:
Sales and marketing	9,654	11,012
Product development	8,358	7,649
General and administrative	38,285	35,321
Provision for legal settlements	516	475
Amortization of intangible assets	10,747	11,008
Goodwill impairment	—	78,000
Total operating expenses	67,560	143,465
Loss from operations	(29,559)	(101,413)
Other (expense) income:
Interest expense, net	(15,597)	(10,964)
Loss on extinguishment of debt	—	(14,389)
Income from equity method investments	1,161	1,539
Change in fair value of derivatives	564	2,920
Other (expense) income, net	438	(488)
Loss before income taxes	(42,993)	(122,795)
Income tax (benefit) expense	(4,709)	2,816
Net loss	$(38,284)	$(125,611)

Net loss per share – basic and diluted	$(0.42)	$(1.47)
Weighted average shares outstanding – basic and diluted	90,792	85,440
* See Note 2. Basis of Presentation and Summary of Significant Accounting Policies

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GLOBAL EAGLE ENTERTAINMENT INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
(In thousands)

	Three Months Ended March 31,
	2018	2017
Net loss	$(38,284)	$(125,611)
Other comprehensive income (loss):
Unrealized foreign currency translation adjustments	—	56
Other comprehensive income	—	56
Comprehensive loss	$(38,284)	$(125,555)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GLOBAL EAGLE ENTERTAINMENT INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT (UNAUDITED)
(In thousands)

	Common Stock		Treasury Stock		Additional	Subscriptions	Accumulated	Accumulated Other	Total
	Shares	Amount	Shares	Amount	Paid-in Capital	Receivable	Deficit	Comprehensive Loss	Stockholders’ Deficit
Balance at December 31, 2017	93,835	$10	(3,054)	$(30,659)	$779,565	$(578)	$(773,791)	$(22)	$(25,475)
Adoption of ASC 606 - Cumulative Adjustment	—	—	—	—	—	—	933	—	933
Equity warrants issued in connection with Second Lien Notes	—	—	—	—	24,196	—	—	—	24,196
Restricted stock units vested and distributed, net of tax	62	—	—	—	(50)	—	—	—	(50)
Stock-based compensation	—	—	—	—	3,644	—	—	—	3,644
Interest income on subscription receivable	—	—	—	—	—	(6)	—	—	(6)
Other comprehensive income	—	—	—	—	—	—		—	—
Net loss	—	—	—	—	—	—	(38,284)	—	(38,284)
Balance at March 31, 2018	93,897	$10	(3,054)	$(30,659)	$807,355	$(584)	$(811,142)	$(22)	$(35,042)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GLOBAL EAGLE ENTERTAINMENT INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Three Months Ended March 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(38,284)	$(125,611)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization of property, plant, equipment and intangibles	23,250	20,720
Amortization of content library	2,400	4,622
Non-cash interest expense, net	1,877	1,212
Change in fair value of derivatives	(564)	(2,920)
Stock-based compensation	3,644	1,852
Impairment of goodwill	—	78,000
Loss (gain)on disposal of fixed assets	(525)	452
Loss on extinguishment of debt	—	14,389
Earnings from equity method investments	(1,161)	(1,539)
Distributions from equity method investments	—	2,445
Provision for bad debts	(326)	595
Deferred income taxes	(7,230)	(351)
Other	(325)	(734)
Changes in operating assets and liabilities:
Accounts receivable	10,068	(6,581)
Inventories	(5,246)	(6,099)
Prepaid expenses and other current assets	6,084	5,668
Content library	(2,627)	(6,405)
Other non-current assets	1,255	(4,484)
Accounts payable and accrued liabilities	1,267	(10,515)
Deferred revenue	2,279	381
Other current liabilities	211	(471)
NET CASH USED IN OPERATING ACTIVITIES	(3,953)	(35,374)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(15,244)	(20,182)
NET CASH USED IN INVESTING ACTIVITIES	(15,244)	(20,182)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of Second lien notes and equity warrants	150,000	485,000
Issuance costs	(6,968)	(12,313)
Repayments of EMC indebtedness	—	(412,400)
Proceeds from borrowings	—	50,000
Repayments of long-term debt	(3,414)	(171)
NET CASH PROVIDED BY FINANCING ACTIVITIES	139,618	110,116
Effects of exchange rate changes on cash and cash equivalents	30	250
Net increase in cash and cash equivalents	120,451	54,810
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF PERIOD[1]	51,868	68,678
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD[1]	$172,319	$123,488

SIGNIFICANT NON-CASH INVESTING AND FINANCING ACTIVITIES:
Purchase consideration for equipment included in accounts payable	$—	$28,500
1 March 31, 2017 figures have been recast to include the impact of the adoption of ASU 2016-18. See Note 2. Basis of Presentation and Summary of Significant Accounting Policies.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GLOBAL EAGLE ENTERTAINMENT INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 1.    Business

Global Eagle Entertainment Inc. is a Delaware corporation headquartered in Los Angeles, California. Global Eagle (together with its subsidiaries, “Global Eagle” or the “Company”, “we”, “us” or “our”) is a leading provider of media and satellite-based connectivity to fast-growing, global mobility markets across air, land and sea. Global Eagle offers a fully integrated suite of rich media content and seamless connectivity solutions that cover the globe. As of March 31, 2018, its business was comprised of two operating segments: Media & Content and Connectivity. See Note 13. Segment Information for further discussion on the Company’s reportable segments.

Prior to the Company’s acquisition (the “EMC Acquisition”) of Emerging Markets Communications (“EMC”) on July 27, 2016 (the “EMC Acquisition Date”), the Company’s business consisted of two operating segments: Content and Connectivity. (EMC was a communications services provider that offered land-based sites and marine vessels globally a multimedia platform delivering communications, Internet, live television, on-demand video, voice, cellular and 3G/LTE services. Following the EMC Acquisition, the acquired EMC business became our then third operating segment called Maritime & Land Connectivity, and we renamed our other two segments to be Media & Content and Aviation Connectivity. However, in the second quarter of 2017, we reorganized our business from three operating segments back into two operating segments—Media & Content and Connectivity. Our chief operating decision maker determined this was appropriate based on the similarities and synergies between the Aviation Connectivity and Maritime & Land Connectivity segments relating to satellite bandwidth and equipment used in those businesses as well as on our restructured reporting lines across all of our business departments. However, we will continue to have three separate reporting units for purposes of our goodwill impairment testing. See below and Note 13. Segment Information for a further discussion of our reportable segments.

Media & Content

The Media & Content operating segment selects, manages, provides lab services and distributes wholly-owned and licensed media content, video and music programming, advertising, applications and video games to the airline, maritime and other “away from home” non-theatrical markets.

Connectivity

The Connectivity operating segment provides its customers, including their passengers and crew, with (i) Wi-Fi connectivity via L, C, Ka and Ku-band satellite transmissions that enable access to the Internet, live television, on-demand content, shopping and travel-related information and (ii) operational solutions that allow customers to improve the management of their internal operations. The segment consists of our former Maritime & Land Connectivity segment and Aviation Connectivity segment, which were combined into a single Connectivity operating segment in the second quarter of 2017.

Note 2.    Basis of Presentation and Summary of Significant Accounting Policies

The following is a summary of the significant accounting policies consistently applied in the preparation of the accompanying condensed consolidated financial statements.

Basis of Presentation

In the opinion of the Company's management, the unaudited interim condensed consolidated financial statements have been prepared on the same basis as the Company's audited consolidated financial statements for the year ended December 31, 2017, and include all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of the Company's interim unaudited condensed consolidated financial statements for the three months ended March 31, 2018. The results for the three months ended March 31, 2018 are not necessarily indicative of the results expected for the full 2018 year. The consolidated balance sheet as of December 31, 2017 has been derived from the Company's audited balance sheet included in the Company's Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission ("SEC") on April 2, 2018 (the "2017 Form 10-K").

The interim unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to SEC Form 10-Q and Article 10 of SEC Regulation S-X. They do not include all of the information and footnotes required by GAAP for complete audited financial statements. Therefore, these financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in the Company's 2017 Form 10-K.

These financial statements have been prepared on the basis of the Company having sufficient liquidity to fund its operations for at least the next twelve months from the issuance of these consolidated financial statements in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification Topic 205-40 (“ASC Topic 205-40”), Presentation of Financial Statements—Going Concern. The Company’s principal sources of liquidity have historically been its debt and equity issuances and its cash and cash equivalents (which cash and cash equivalents amounted to $168.9 million as of March 31, 2018, and $48.3 million as of December 31, 2017, respectively). The Company’s internal plans and forecasts indicate that it will have sufficient liquidity to continue to fund its business and operations for at least the next twelve months in accordance with ASC Topic 205-40.

The assessment by the Company’s management that the Company will have sufficient liquidity to continue as a going concern is based on its completion on March 27, 2018 of a second lien notes issuance (as discussed in Note 8. Financing Arrangements) which provided net cash proceeds of approximately $143.0 million and on underlying estimates and assumptions, including that the Company: (i) timely files its periodic reports with the SEC; (ii) services its indebtedness and complies with the covenants (including the financial-reporting covenants) in the agreements governing its indebtedness; and (iii) remains listed on The Nasdaq Stock Market (“Nasdaq”), including maintaining a minimum stock price pursuant to Nasdaq’s listing rules.

If the Company is unable to satisfy the covenants and obligations contained in its senior secured credit agreement dated January 6, 2017 (as amended, the “2017 Credit Agreement”) the securities purchase agreement governing its second lien notes due June 30, 2023 (the “Second Lien Notes”) or the indenture governing its 2.75% convertible senior notes due 2035 (the “convertible notes”), in each case, or obtain waivers thereunder (if needed), then the debtholders and noteholders could have the option to immediately accelerate the outstanding indebtedness, which the Company may not have the ability to repay. In addition, if the Company is unable to remain in compliance with Nasdaq’s listing requirements, then Nasdaq could determine to delist the Company’s common stock from Nasdaq, which would in turn constitute a “fundamental change” under the terms of the indenture governing the convertible notes. This would give the convertible noteholders the option to require the Company to repurchase all or a portion of their convertible notes at a repurchase price equal to 100% of the principal amount thereof. In this event, the Company may not have the ability to repurchase the tendered notes.

The events in the foregoing paragraph, if they occurred, could materially and adversely affect the Company’s operating results, financial condition, liquidity and the carrying value of the Company’s assets and liabilities. The Company intends to satisfy its current and future debt service obligations with its existing cash and cash equivalents. However, the Company may not have sufficient funds or may be unable to arrange for additional financing to pay the amounts due under its existing debt instruments in the event of an acceleration event or repurchase event (as applicable). In this event, funds from external sources may not be available on acceptable terms, if at all.

Reclassifications

Certain reclassifications have been made to the condensed consolidated financial statements of the prior year and the accompanying notes to conform to the current year presentation. Effective January 1, 2018, we adopted ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (a consensus of the FASB Emerging Issues Task Force) and as a result we reclassified the presentation of our statement of cash flows for the three months ended March 31, 2017 to conform with the new restricted cash guidance. Refer to section Adoption of New Accounting Pronouncements below.

Revenue Recognition

On January 1, 2018, we adopted ASU 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09” or “Topic 606”) and all related amendments and applied the concepts to all contracts which were not completed as of January 1, 2018 using the modified retrospective method, recognizing the cumulative effect of applying the new standard as an adjustment to the opening balance of accumulated deficit. Results for reporting periods beginning after January 1, 2018 are presented under Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with our historical accounting policies.

We recorded a net reduction to an opening accumulated deficit of $0.9 million as of January 1, 2018 due to the cumulative impact of adopting Topic 606, with the impact primarily related to the capitalization of contract costs previously expensed and the recognition of deferred revenue as of December 31, 2017 through accumulated deficit relating to time-based software licenses offset by the deferral of revenues for usage based licenses that were previously recognized upfront. The impact to revenues for the quarter ended March 31, 2018 was a net decrease of $0.7 million and a net decrease in cost of goods sold of $0.4 million primarily relating to revenues in our Media & Content segment as a result of applying Topic 606.

The Company accounts for a contract with a customer when an approved contract exists, the rights of the parties are identified, payment terms are identified, the contract has commercial substance and the collectability of substantially all of the consideration is probable. Revenue is recognized as the Company satisfies performance obligations by transferring a promised good or service to a customer.

The Company’s revenue is principally derived from the following sources:

Media & Content

The Company curates and manages the licensing of content to the airline, maritime, and non-theatrical industries globally and provides associated services, such as technical services, delivery of digital media advertising, the encoding of video and music products, development of graphical interfaces and the provision of materials. Media & Content licensing and service revenue is principally generated through the sale or license of media content and the associated management services, video and audio programming, applications and video games to customers in the aviation, maritime and non-theatrical markets.

Licensing Revenues

•
Film, Audio, and Television licensing - The Company selects, procures, manages, and distributes video and audio programming, and provides similar applications to the airline, maritime and other “away from home” non-theatrical markets. The Company delivers content compatible with Global Eagle systems as well as compatible with a multitude of third-party in-flight entertainment (“IFE”) systems. The Company acquires non-theatrical licenses from major Hollywood, independent and international film and television producers and distributors, and licenses the content to airlines, maritime companies, non-theatrical customers, and other content service providers. In addition to the content licenses, the Company provides the content literature for the seat-back inflight magazine, trailers for the website, and metadata for the Inflight Entertainment systems (“IFE systems”). Revenue recognition is dependent on the nature of the customer contract. Content licenses to customers are typically categorized into usage-based or flat fee-based fee structures. For usage-based fee structures, revenue is recognized as the usage occurs. For flat-fee based structures revenue is recognized upon the available date of the license, typically at the beginning of each cycle, or straight-line over the license period.

•
Games and applications licensing - The Company produces games customized to suit the in-flight environment. The Company acquires multi-year licenses from reputable game publishers to adapt third-party-branded games and concepts for in-flight use. The Company also licenses applications for use on airline customer’s IFE systems. These applications allow airlines the ability to present information and products to its customers (i.e., passengers) such as their food and beverage menu offerings, magazine content, and flight locations. Games and applications licenses are operated under usage or flat fee-based fee structures. Revenue recognition is dependent on the nature of the customer contract. Content licenses to customers are typically categorized into usage-based or flat fee-based fee structures. For usage-based fee structures, revenue is recognized as the usage occurs. For flat fee-based structures revenue is recognized upon the available date of the license, typically at the beginning of each cycle, or straight-line over the license period.

Services Revenues

•
Advertising Services - The Company sells airline advertisement spots to customers through the use of insertion orders which normally range between one and six months. The Company typically prices advertisements based on a total guaranteed number of impressions within a predetermined play cycle for the advertisement. Pricing is also dependent on the type of advertisement (e.g., pop-up, banner, etc.) and on which media platform it will be displayed (e.g., airport lounge or in-flight entertainment system). The total number of impressions are estimated upfront, based on reported flight levels and passenger data supplied by airlines. The Company acquires these advertising distribution rights from airlines via supplier agreements. These supplier agreements with airlines are normally revenue-share arrangements which provide the Company with exclusive distribution rights of the airline advertising spots and can also include a minimum guarantee payment from the Company to the airline. These agreements with airlines are generally for one to three year terms. Revenue is recognized over time as the advertisements are played and/or when the committed advertisement impressions have been delivered, which is generally evenly throughout the term and often the Company continues to display the advertisement after the minimum number of impressions is met. When the Company enters into revenue-sharing arrangements with the airlines, the Company evaluates whether it is the principal or agent in the arrangement with the airline. When the Company is considered the principal, the Company reports the underlying revenue on a gross basis in its Consolidated Statements of Operations, and records these revenue-sharing payments to the airline in service costs. In circumstances where the Company acts as an agent in the arrangement, the associated revenues are recorded net.

•
Lab Services - The Company addresses a variety of technical customer needs relating to content regardless of the particular IFE system being used. Content acquired from studios and producers is normally provided to the Company in certain languages, aspect ratios, and file sizes. The Company’s customers (e.g., airlines) have IFE systems requiring certain aspect ratios and file sizes. In addition, the customers request additional languages for their global passenger base. These technical services include encoding, editing and metadata services, as well as language subtitle and dubbing services, and are generally performed in-house in the Company’s technical facilities (collectively considered “Lab Services”). Lab Services are typically priced on a flat fee per month, ad hoc basis, or included in the content pricing. Revenue is recognized when the Lab Services performance obligation is complete and the underlying content has been accepted by and is available to the customer, typically on the license available date of the respective content.

•
Ad Hoc Services - The Company may perform additional non-recurring implementation, configuration, interactive development or other ad hoc services connected with the games and applications delivery. These services include embedding of customer logo(s) and population of content within applications (e.g., food and beverage content within the Company’s eMealMenu application).

Connectivity

Aviation Services Revenue - Services revenue for Connectivity includes satellite-based Internet services and related technical and network operational support and management services and live television. The connectivity services provide airlines with the capability to provide its passengers’ wireless access to the Internet, which allows passengers to web-surf, email, text, and access live television. The connectivity experience also permits passengers to enjoy inflight entertainment, such as streaming for non-live television, and movies and video-on-demand, delivered through a web-based framework for an initial “landing page”. The revenue is recognized over time as control is transferred to the customer (i.e. the airline), which occurs continuously as customers receive the bandwidth/ connectivity services.

Aviation Equipment Revenue - Equipment revenue is recognized when control passes to the customer, which is at the later of shipment of the equipment to the customer or obtaining the Supplemental Type Certificates (“STC”), as applicable. In determining whether an arrangement exists, the Company ensures that a binding arrangement is in place, such as a purchase order or a fully executed customer-specific agreement. The Company generally believes the acceptance clauses in its contracts are perfunctory and will recognize revenue upon shipment provided that all other criteria have been met, including delivery of the STCs. In certain cases where the Company sells its equipment to an aviation customer on a stand-alone basis, it may charge a fee for obtaining STCs from the relevant aviation regulatory body, which permits the Company’s equipment to operate on certain model/type of aircraft. An STC is highly interrelated with the Connectivity services as it is often required for new equipment and/or for new types of aircrafts prior to the airlines installing the equipment. When an STC is required it would not be sold separately as it has no value to the customer without the equipment and vice versa. As such, in such circumstances, the Company does not consider an STC separate from the equipment. To the extent that the Company contracts to charge STC fees in equipment-only sales, the Company will record these fees as revenue at the later of shipment of the equipment to the customer or obtaining the STC, as applicable.

Maritime and Land Service Revenue - The Maritime business provides satellite telecommunications services (“connectivity services”) through the Company’s private network that utilizes very small aperture terminal (“VSAT”) satellite technology for cruise ships and ferries, commercial shipping companies, yachts, and offshore drilling platforms.

The technology enables voice and data capabilities to customers with ocean-going vessels or ocean-based environments. For certain cruise ship customers, the Company also offers maritime live television services (“TV services”). The service offerings cover a wide range of end-to-end network service combinations for customers’ point-to-point and point-to-multipoint telecommunications needs. These offerings range from simple connections to customized private network solutions through a network that uses “multiple channel per carrier” or “single channel per carrier” technology with bandwidth satellite capacity and fiber optic infrastructure. The business also offers teleport services through its proprietary teleports located in Germany and the US. In conjunction with the Connectivity services, the Company also provides equipment as part of the service for which the Company retains ownership of the equipment throughout the term of the service. Revenue is recognized over time in accordance with the transfer of control, which is continuously as the customer receives the bandwidth/ connectivity services. Certain of the Company’s contracts involve a revenue sharing or reseller arrangement to distribute the connectivity services. The Company assesses these services under the principal versus agent criteria and determined that the Company acts in the role of an agent and accordingly records such revenues on a net basis.

Maritime and Land Installation Revenue - To service its marine and land-based customers, the Company operates a network of global field-support centers for installation and repair services. The Company has field support centers in several locations worldwide, several of which offer a spare parts inventory, a network operations center open 24/7, certified technicians, system integration and project management. These field centers provide third-party antenna and shipbased system integration, global installation support, and repair services. Revenue is recognized in accordance with the transfer of control, i.e., over-time as the installation services are provided based on labor hours incurred.

Maritime and Land Equipment Revenue - Equipment revenue is recognized when control passes to the customer, which is generally upon shipment or arrival/ acceptance at destination depending on the contractual arrangement with the customer. Maritime and land equipment is generally priced as a one-time upfront payment at its standalone selling prince (“SSP”).

Significant Judgments

Judgment is required to determine the SSP for each distinct performance obligation under contracts where the Company provides multiple deliverables. In instances where SSP is not directly observable, such as when the Company does not sell the product or service separately, the Company determines the SSP using information that may include adjusted market assessment approach, expected cost plus margin approach, or the residual approach. For the Media & Content business, management sets prices for each performance obligation using an adjusted market assessment approach when entering into contracts. Contract prices reflect the standalone selling price. As such, the Company uses the stated contract price for SSP allocation of the transaction price.

Topic 606 requires the Company to estimate variable consideration. Service Level Agreement (“SLA”) or service issue/outage credits that are considered variable consideration (i.e., customer credits) and require estimation including the use of historical credit levels. These credits have historically not been material in the context of the customer contracts for the Maritime & Land or Media & Content businesses.

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

Goodwill represents the excess of the cost of an acquired entity over the fair value of the acquired net assets. The Company does not amortize goodwill but evaluates it for impairment at the reporting unit level annually during the fourth quarter of each fiscal year (as of October 1 of that quarter) or when an event occurs or circumstances change that indicates the carrying value may not be recoverable. During the first quarter of 2017, the Company adopted ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Accounting for Goodwill Impairment. Under the then newly adopted guidance, the optional qualitative assessment, referred to as “Step 0”, and the first step of the quantitative assessment (“Step 1”) remained unchanged versus the prior accounting standard. However, the requirement under the prior standard to complete the second step (“Step 2”), which involved determining the implied fair value of goodwill and comparing it to the carrying amount of that goodwill to measure the impairment loss, was eliminated. As a result, Step 1 will be used to determine both the existence and amount of goodwill impairment. An impairment loss will be recognized for the amount by which the reporting unit’s carrying amount exceeds its fair value, not to exceed the carrying amount of goodwill in that reporting unit.

The Company periodically analyzes whether any indicators of impairment have occurred. As part of these periodic analyses, the Company compares its estimated fair value, as determined based on its stock price, to its net book value.

For the quarter ended March 31, 2017, the Company identified an event triggering a goodwill impairment assessment (a “triggering event”) due to a significant decline in the market capitalization of the Company. Accordingly, the Company assessed the fair value of its three reporting units as of March 31, 2017 and recorded a goodwill impairment charge of $78.0 million related to its Maritime & Land Connectivity reporting unit. This impairment was primarily due to lower than expected financial results of the reporting unit during the three months ended March 31, 2017 due to delays in new maritime installations, slower than originally estimated execution of EMC Acquisition-related synergies and other events that occurred in the first quarter of 2017. Given these indicators, the Company then determined that there was a higher degree of uncertainty in achieving its financial projections for this unit and as such, increased its discount rate, which reduced the fair value of the unit.

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

The Tax Act also adds many new provisions including changes to bonus depreciation, the deduction for executive compensation and interest expense, a tax on global intangible low-taxed income (GILTI), the base erosion anti-abuse tax (BEAT) and a deduction for foreign-derived intangible income (FDII). Many of these provisions, including the tax on GILTI, the BEAT and the deduction for FDII do not apply to the Company until 2018. As such, the Company is continuing to assess the impact these provisions may have on the Company’s future earnings.

On December 22, 2017, Staff Accounting Bulletin No. 118 ("SAB 118") was issued to address the application of generally accepted accounting principles in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Act.

In accordance with SAB118, we have estimated the impacts of the Tax Act using information known at this time, including an income tax benefit of $4.6 million in the year ended December 31, 2017 reflecting the revaluation of our net deferred tax liability based on a U.S. federal tax rate of 21 percent and no estimated tax impact related to the estimated repatriation toll charge of $18.5 million, fully offset by the current year net operating loss and corresponding release of valuation allowance. Our management is still evaluating the effects of the Tax Act provisions, and the assessment does not purport to disclose all change of the Tax Act that could have material positive or negative impacts on our current or future tax positions.

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

The following tables summarize our financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2018, and December 31, 2017, respectively (dollar values in thousands, other than per-share values):

	March 31, 2018	Quotes Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Liabilities:
Earn-out liability (1)	$114	$—	$—	$114
Contingently issuable shares (3)	904	—	—	904
Total	$1,018	$—	$—	$1,018

	December 31, 2017	Quotes Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Liabilities:
Earn-out liability (1)	$114	$—	$—	$114
Liability Warrants (2)	20	—	—	20
Contingently issuable shares (3)	1,448	—	—	1,448
Total	$1,582	$—	$—	$1,582

(1)	Represents aggregate earn-out liabilities assumed in business combinations for the year ended December 31, 2015.

(2)	Includes 6,173,228 Public SPAC Warrants (as defined below) outstanding at December 31, 2017, which expired on January 31, 2018 and are no longer exercisable.

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

Public SPAC Warrants. Through the quarter ended March 31, 2018, the fair value of the Company’s publicly-traded warrants (the “Public SPAC Warrants”) issued in the Company’s initial public offering in 2011 (which were recorded as derivative warrant liabilities) was determined by the Company using the quoted market prices for the Public SPAC Warrants traded over the counter. For the three months ended March 31, 2018 and 2017, due to the change in the fair value of these warrants, the Company recorded income of less than $0.1 million and $0.4 million, respectively. The Public SPAC Warrants expired on January 31, 2018 and are no longer exercisable. The change in value of these Public SPAC warrants is included in Change in fair value of derivatives in the condensed consolidated statements of operations.

The following table presents the fair value roll-forward reconciliation of Level 3 assets and liabilities measured at fair value basis for the three months ended March 31, 2018 (in thousands):

	Liability Warrants	Contingently Issuable Shares	Earn-Out Liabilities
Balance as of December 31, 2017	$20	$1,448	$114
Change in value	(20)	(544)	—
Balance as of March 31, 2018	$—	$904	$114

The following table shows the carrying amounts and the fair values of our long-term debt in the condensed consolidated financial statements at March 31, 2018 and December 31, 2017, respectively (in thousands):

	March 31, 2018		December 31, 2017
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Senior secured term loan facility, due January 2023 (+)(1)	487,500	504,563	490,625	486,945
Senior secured revolving credit facility, due January 2022 (+)(2)	78,000	78,000	78,000	78,000
2.75% convertible senior notes due 2035 (1) (3)	82,500	52,594	82,500	43,313
Second Lien Notes, due June 2023	124,626	120,527	—	—
Other debt (4)	8,823	8,823	9,075	9,075
Unamortized bond discounts and issue costs	(45,366)	—	(41,136)	—
	736,083	764,507	619,064	617,333

(+)     This facility is a component of the 2017 Credit Agreement.

(1)	The estimated fair value is classified as Level 2 financial instrument and was determined based on the quoted prices of the instrument in a similar over-the-counter market.

(2)
This facility is a component of the 2017 Credit Agreement. The estimated fair value is considered to approximate carrying value given the short-term maturity and is classified as Level 3 financial instruments.

(3)
The fair value of the 2.75% convertible senior notes due 2035 is exclusive of the conversion feature therein, which was originally allocated for reporting purposes at $13.0 million, and is included in the condensed consolidated balance sheets within “Additional paid-in capital” (see Note 11. Common Stock, Stock-Based Awards and Warrants). The principal amount outstanding of the 2.75% convertible senior notes due 2035 was $82.5 million as of March 31, 2018, and the carrying amounts in the foregoing table reflect this outstanding principal amount net of debt issuance costs and discount associated with the equity component.

(4)	The estimated fair value is considered to approximate carrying value given the short-term maturity and is classified as Level 3 financial instruments.

Adoption of New Accounting Pronouncements

On January 1, 2018, we adopted ASU 2014-09 and all related amendments and applied the concepts to all contracts using the modified retrospective method, recognizing the cumulative effect of applying the new standard as an adjustment to the opening balance of retained earnings. The 2017 comparative information has not been restated and continues to be reported under the accounting standards in effect for those prior periods. See Note. 3 Revenue.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (a consensus of the FASB Emerging Issues Task Force), which requires that a statement of cash flows explains the change during the period in cash, cash equivalents, and amounts generally described as restricted cash. Amounts generally described as restricted cash should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The standard is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted. We adopted the standard effective January 1, 2018 and as a result we reclassified the presentation of our statement of cash flows for the three months ended March 31, 2017 for restricted cash balances. For the three months ended March 31, 2017, adopting the standard resulted in an increase to our beginning-of-period and end-of-period cash, cash equivalents and restricted cash of $18.0 million and $18.1 million in the condensed consolidated statements of cash flows, respectively. In addition, removing the change in restricted cash from operating activities in the condensed consolidated statements of cash flows resulted in a decrease of $0.1 million in our cash used in operating activities for the three months ended March 31, 2017.

In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory, which requires the recognition of income tax effects of intra-entity transfers of assets other than inventory when the transfer occurs. Prior GAAP standards prohibited the recognition of those tax effects until the asset had been sold to an outside party. We adopted the standard effective January 1, 2018. The adoption of this standard did not have a material impact on our condensed consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”), which amends Accounting Standards Codification (“ASC”) 230, Statement of Cash Flows, the FASB’s standards for reporting cash flows in general-purpose financial statements. The amendments address the diversity in practice related to the classification of certain cash receipts and payments including contingent consideration payments made after a business combination and debt prepayment or debt extinguishment costs. ASU 2016-15 is effective for fiscal years, and interim periods within, beginning after December 15, 2017. We adopted the standard effective January 1, 2018. The adoption of this standard did not have a material impact on our condensed consolidated financial statements.

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”). This update will require lease assets and lease liabilities to be recognized on the balance sheet and disclosure of key information about leasing arrangements. ASU 2016-02 must be adopted using a modified retrospective transition, and provides for certain practical expedients. We have decided to adopt ASU 2016-02 effective in the first quarter of 2019. We are currently evaluating the impact of this standard on our condensed consolidated financial statements.

In February 2018, the FASB issued ASU 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which allows a reclassification from accumulated other comprehensive income to retained earnings for stranded effects resulting from the Tax Cuts and Jobs Act. The ASU is effective for the Company beginning January 1, 2019, with early adoption permitted. We intend to adopt the ASU effective January 1, 2019. Management is currently evaluating the impact of this standard on our condensed consolidated financial statements.

Note 3.    Revenue

On January 1, 2018, we adopted ASU 2014-09 using the modified retrospective method and applied it to contracts which were not completed as of January 1, 2018. The following table presents the effect of the adoption of ASU 2014-09 on our consolidated balance sheet as of March 31, 2018 (in thousands):

	March 31, 2018
	Without ASC 606 Adoption	Effect of change Increase/ (Decrease)	As Reported

Cash and cash equivalents	168,931		168,931
Restricted cash	3,388		3,388
Accounts receivable, net	104,440	(2,176)	102,264
Inventories	32,593		32,593
Prepaid expenses	13,888		13,888
Other current assets	14,431		14,431
TOTAL CURRENT ASSETS	337,671	(2,176)	335,495
Content library	9,523		9,523
Property, plant and equipment	189,970		189,970
Goodwill	159,654		159,654
Intangible assets, net	112,019		112,019
Equity method investments	138,495		138,495
Other non-current assets	8,712	1,103	9,815
TOTAL ASSETS	956,044	(1,073)	954,971

Accounts payable and accrued liabilities	198,798	(1,831)	196,967
Deferred revenue	8,736	(134)	8,602
Current portion of long-term debt	16,656		16,656
Other current liabilities	7,996		7,996
TOTAL CURRENT LIABILITIES	232,186	(1,965)	230,221
Deferred revenue, non-current	1,081		1,081
Long-term debt	719,427		719,427
Deferred tax liabilities	9,028		9,028
Other non-current liabilities	30,256		30,256
TOTAL LIABILITIES	991,978	(1,965)	990,013

Preferred stock	—		—
Common stock	10		10
Treasury stock	(30,659)		(30,659)
Additional paid-in capital	807,355		807,355
Subscriptions receivable	(584)		(584)
Prior year accumulated deficit	(773,791)	933	(772,858)
Current year retained deficit	(38,243)	(41)	(38,284)
Accumulated other comprehensive loss	(22)		(22)
TOTAL STOCKHOLDERS' DEFICIT	(35,934)	892	(35,042)
TOTAL LIABILTIES & STOCKHOLDERS' DEFICIT	956,044	(1,073)	954,971

The following table presents the effect of the adoption of ASU 2014-09 on our condensed consolidated statements of operations for the three months ended March 31, 2018 (in thousands, except per share amounts):

	March 31, 2018
	Without ASC 606 Adoption	Effect of change Increase/ (Decrease)	As Reported
Revenue:
Licensing and services	147,182	(656)	146,526
Equipment	9,971	—	9,971
Total revenue	157,153	(656)	156,497
Cost of Sales
Cost of sales:
Licensing and services	112,856	(442)	112,414
Equipment	6,060	22	6,082
Total cost of sales	118,916	(420)	118,496
Gross Margin	38,237	(236)	38,001
Operating expenses:
Sales and marketing	9,676	(22)	9,654
Product development	8,531	(173)	8,358
General and administrative	38,285	—	38,285
Provision for legal settlements	516	—	516
Amortization of intangible assets	10,747	—	10,747
Total operating expenses	67,755	(195)	67,560
Loss from operations	(29,518)	(41)	(29,559)
Other income (expense):		—
Interest expense, net	(15,597)	—	(15,597)
Income from equity method investments	1,161	—	1,161
Change in fair value of derivatives	564	—	564
Other expense, net	438	—	438
Loss before income taxes	(42,952)	(41)	(42,993)
Income tax benefit	(4,709)	—	(4,709)
Net loss	(38,243)	(41)	(38,284)

Net loss per share – basic and diluted	(0.42)		(0.42)
Weighted average shares outstanding – basic and diluted	90,792		90,792

The following table represents a disaggregation of our revenue from contracts with customers for the three months ended March 31, 2018 and 2017 (in thousands):

	Three Months Ended March 31,
	2018	2017
Revenue:
Media & Content
Licensing & Services	$74,915	$76,380
Total Media & Content	74,915	76,380

Connectivity
Aviation Services	29,325	28,195
Aviation Equipment	7,598	6,563
Maritime & Land Services	$42,286	39,068
Maritime & Land Equipment	2,373	2,386
Total Connectivity	81,582	76,212

Total revenue	$156,497	$152,592

Contract Assets and Liabilities

Aviation connectivity contracts involve performance obligations primarily consisting of connectivity equipment and connectivity services. The connectivity equipment can be provided at a discount and is delivered upfront while the connectivity services are rendered and paid over time. Revenue is allocated based upon the SSP principal. Where the SSP exceeds the revenue allocation, the revenue to which the Company is entitled is contingent on performing the ongoing connectivity services and we record a contract asset accordingly. The balance as of March 31, 2018 and December 31, 2017 of contract contingent revenue was not material.

For some customer contracts we may invoice upfront for services recognized over time or for contracts in which we have unsatisfied performance obligations. Payment terms and conditions vary by contract type, although terms generally include payment terms of 30 to 45 days. In the above circumstances where the timing of invoicing differs from the timing of revenue recognition, we have determined our contracts do not include a significant financing component.

The following table summarizes the significant changes in the contract liabilities balances during the period to March 31, 2018 (in thousands);

Contract Liabilities
Balance as of December 31, 2017	7,587
Adjustments as a result of cumulative catch-up adjustment	(190)
Revenue recognized that was included in the contract liability balance at the beginning of the period	(2,544)
Increase due to cash received, excluding amounts recognized as revenue during the period	4,830
Balance as of March 31, 2018	9,683

Deferred revenue, current	8,602
Deferred revenue, non-current	1,081
$9,683

As of March 31, 2018, we had $1.1 billion of remaining performance obligations, which we also refer to as total backlog. We expect to recognize approximately 19% of our remaining performance obligations as revenue in 2018, an additional 32% by 2020 and the balance thereafter.

Accounts Receivable, net

The Company extends credit to its customers from time to time. An allowance for doubtful accounts is maintained for estimated losses resulting from the inability of the Company’s customers to make required payments. Management analyzes the age of customer balances, historical bad debt experience, customer creditworthiness and changes in customer payment terms when making estimates of the collectability of the Company’s accounts receivable balances. If the Company determines that the financial condition of any of its customers has deteriorated, whether due to customer specific or general economic issues, an increase in the allowance may be made. After all attempts to collect a receivable have failed, the receivable is written off.

Accounts receivable consist of the following (in thousands):

	March 31,	December 31,
	2018	2017
Accounts receivable, gross	$108,188	$122,225
Less: Allowance for doubtful accounts	(5,924)	(8,680)
Accounts receivable, net	$102,264	$113,545

Movements in the balance for bad debt reserve and sales allowance for the three months ended March 31, 2018 and 2017 are as follows (in thousands):

	March 31,
	2018	2017
Beginning balance	$8,680	10,091
(Recovery) additions charged to statements of operations	(326)	595
Less: Bad debt write offs	(2,430)	(426)
Ending balance	$5,924	$10,260

Capitalized Contract Costs

Certain of our sales incentive programs meet the requirements to be capitalized as incremental costs of obtaining a contract. We recognize an asset for the incremental costs if we expect the benefit of those costs to be longer than one year and amortize those costs over the expected customer life. We apply a practical expedient to expense costs as incurred for costs to obtain a contract when the amortization period would have been one year or less.

Additionally, we capitalize assets associated with costs incurred to fulfill a contract with a customer. For example, we capitalize the costs incurred to obtain necessary STC or other customer specific certifications for our aviation, maritime and land customers.

The following table summarizes the significant changes in the contract assets balances during the period to March 31, 2018 (in thousands);

	Contract Assets
	Costs to Obtain	Costs to Fulfill	Total
Balance as of December 31, 2017	—	—	—
Increases as a result of cumulative catch-up adjustment	120	810	930
Capitalization during period	30	173	203
Amortization	(7)	(22)	(29)
Balance as of March 31, 2018	142	961	1,103

Contract assets are included within Other current assets on our condensed consolidated balance sheet.

Practical Expedients, Policy Elections and Exemptions

In circumstances where shipping and handling activities occur subsequent to the transfer of control, we have elected to treat shipping and handling as a fulfillment activity rather than a service to the customer.

We have made a policy election to exclude from the measurement of the transaction price all taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction and collected by the entity from a customer (e.g., sales, use, value added, and some excise taxes).

We apply a practical expedient to expense costs as incurred for incremental costs to obtain a contract when the amortization period would have been one year or less and did not evaluate contracts of one year or less for variable consideration.

The Company does not believe the impact of electing to use such practical expedients have a material impact on the financial statements.

Note 4.    Property, Plant and Equipment, net

Property, plant and equipment, net consisted of the following (in thousands):

	March 31, 2018	December 31, 2017
Leasehold improvements	$6,639	$6,869
Furniture and fixtures	2,144	2,187
Equipment	130,395	128,046
Computer equipment	11,484	10,661
Computer software	33,302	31,518
Automobiles	309	311
Buildings	6,744	6,744
Albatross (Company-owned aircraft)	447	447
Satellite transponder	80,432	79,097
Construction in-progress	3,760	3,370
Total property, plant and equipment	275,656	269,250
Accumulated depreciation	(85,686)	(74,221)
Property, plant and equipment, net	$189,970	$195,029

Depreciation expense, including software amortization expense, by classification consisted of the following (in thousands):

	Three Months Ended March 31,
	2018	2017
Cost of sales	$8,067	$6,214
Sales and marketing	788	831
Product development	686	577
General and administrative	3,127	2,701
Total depreciation expense	$12,668	$10,323

Note 5.    Goodwill

The changes in the carrying amount of goodwill by segment were as follows (in thousands):

	Aviation Connectivity Reporting Unit	Maritime & Land Connectivity Reporting Unit	Media & Content	Total
Balance as of December 31, 2017
Gross carrying amount	$98,037	$209,130	$83,529	$390,696
Accumulated impairment loss	(44,000)	(187,000)	—	(231,000)
Balance at December 31, 2017, net	54,037	22,130	83,529	159,696
Impairment loss	—	—	—	—
Foreign currency translation adjustments	(16)	—	(26)	(42)
Balance as of March 31, 2018	$54,021	$22,130	$83,503	$159,654

Balance as of March 31, 2018
Gross carrying amount	98,021	209,130	83,503	390,654
Accumulated impairment loss	(44,000)	(187,000)	—	(231,000)
Balance at March 31, 2018, net	$54,021	$22,130	$83,503	$159,654

Goodwill Impairments

For the quarter ended March 31, 2017, the Company identified a triggering event due to a significant decline in the market capitalization of the Company. Accordingly, the Company assessed the fair value of its three reporting units as of March 31, 2017 and recorded a goodwill impairment charge of $78.0 million related to its Maritime & Land Connectivity reporting unit. This impairment was primarily due to lower than expected financial results of the reporting unit during the three months ended March 31, 2017 due to delays in new maritime installations, slower than originally estimated execution of EMC Acquisition-related synergies and other events that occurred in the first quarter of 2017. Given these indicators, the Company then determined that there was a higher degree of uncertainty in achieving its financial projections for this unit and as such, increased its discount rate, which reduced the fair value of the unit.

For the quarter ended December 31, 2017, we again identified a triggering event due to a further decline in our market capitalization, which we believe was driven by investor uncertainty around our liquidity position and our then delinquent SEC filing status. Consequently, we performed another assessment of the fair value of our three reporting units as of December 31, 2017. In performing that reassessment, we adjusted the assumptions used in the impairment analysis and increased the discount rate used in the impairment model, which negatively impacted the fair value of the Maritime & Land Connectivity and Aviation Connectivity reporting units. Following this analysis, we determined that the fair value of the Media & Content reporting unit exceeded its carrying value, while the fair value of the Maritime & Land Connectivity and Aviation Connectivity reporting units were below their carrying values. As such, we recorded impairment charges of $45.0 million and $44.0 million in our Maritime & Land Connectivity and Aviation Connectivity reporting units, respectively, during the fourth quarter of 2017. The key assumptions underlying our valuation model used for accounting purposes, as described above, were updated to reflect the delays in realizing anticipated EMC Acquisition-related synergies previously discussed that impacted both the Maritime & Land Connectivity and Aviation Connectivity reporting units. Additionally, network expansion to meet current and anticipated new customer demand caused a step-up in bandwidth costs in our Maritime & Land and Aviation Connectivity reporting units. Our total goodwill impairment recorded for the full year ended December 31, 2017 was $167.0 million.

As of March 31, 2018 we completed a qualitative impairment assessment and concluded that no impairment trigger existed and no impairment to our goodwill balance was required at that time. Our Maritime & Land reporting unit, which is included in our Connectivity segment, had negative carrying amounts of assets. As of March 31, 2018, remaining goodwill allocated to this reporting unit was $22.1 million.

Note 6.    Intangible Assets, net

As a result of historical business combinations, the Company acquired finite-lived intangible assets that are primarily amortized on a straight-line basis and the values of which approximate their expected cash flow patterns. The Company’s finite-lived intangible assets have assigned useful lives ranging from 2.0 to 10.0 years (weighted average of 6.9 years).

Intangible assets, net consisted of the following (dollars in thousands):

		March 31, 2018
	Weighted Average Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Existing technology -- software	4.8	$42,999	$22,800	$20,199
Existing technology -- games	5.0	12,331	12,331	—
Developed technology	8.0	7,317	4,116	3,201
Customer relationships	7.9	170,716	91,056	79,660
Backlog	3.0	18,300	10,167	8,133
Other	4.5	2,746	1,920	826
Total		$254,409	$142,390	$112,019

		December 31, 2017
	Weighted Average Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Existing technology -- software	4.8	$42,999	$20,209	$22,790
Existing technology -- games	5.0	12,331	12,125	206
Developed technology	8.0	7,317	3,887	3,430
Customer relationships	7.9	170,716	85,160	85,556
Backlog	3.0	18,300	8,642	9,658
Other	4.5	2,746	1,804	942
Total		$254,409	$131,827	$122,582

We expect to record amortization of intangible assets as follows (in thousands):

Year ending December 31,	Amount
2018 (remaining nine months)	$27,879
2019	28,647
2020	22,263
2021	13,824
2022	7,907
Thereafter	11,499
Total	$112,019

We recorded amortization expense of $10.7 million and $11.0 million for the three months ended March 31, 2018 and 2017, respectively.

Note 7.    Equity Method Investments

In connection with the EMC Acquisition, the Company acquired 49% equity interests in each of WMS and Santander (which interests EMC owned at the time of the EMC Acquisition). These investments are accounted for using the equity method of accounting, under which our results of operations include our share of the income of WMS and Santander in Income from equity method investments in our condensed consolidated statements of operations. Following is (1) the summarized balance sheet information for these equity method investments on an aggregated basis as of March 31, 2018 and December 31, 2017, and (2) results of operations information for these equity method investments on an aggregated basis for the three months ended March 31, 2018 (in thousands):

	March 31, 2018	December 31, 2017
Current assets	$37,520	$35,859
Non-current assets	21,025	21,009
Current liabilities	17,068	15,151
Non-current liabilities	1,012	1,056

	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017
Revenue	$36,211	$34,429
Net income	5,899	6,449

The carrying values of the Company’s equity interests in WMS and Santander as of March 31, 2018 and December 31, 2017 were as follows (in thousands):

	March 31, 2018	December 31, 2017
Carrying value in our equity method investments	138,495	137,299

During the fourth quarter of 2017, in accordance with ASC 323, Investments—Equity Method and Joint Ventures, we completed an assessment of the recoverability of our equity method investments. We determined that the fair value of our investment in Santander exceeded the carrying value; however, the carrying value of our interest in our WMS joint venture exceeded the estimated fair value of our interest and accordingly we recorded an impairment charge of $16.7 million relating to our WMS equity investment. This WMS impairment was primarily as a result of lower than expected financial results for WMS for the year ended December 31, 2017 due to the loss of a WMS roaming partner. This resulted in a decline in revenue and margin which is not expected to recover in the foreseeable future, causing us to reduce our financial projections for the WMS business for 2018 and beyond.

As of March 31, 2018 there was an aggregate difference of $116.4 million between the carrying amounts of these investments and the amounts of underlying equity in net assets in these investments. The difference was determined by applying the acquisition method of accounting in connection with the EMC Acquisition and is being amortized ratably over the life of the related acquired intangible assets. The weighted-average life of the intangible assets at the time of the EMC Acquisition in total was 14.9 years.

Note 8.    Financing Arrangements

A summary of our outstanding indebtedness as of March 31, 2018 and December 31, 2017 is set forth below (in thousands):

	March 31, 2018	December 31, 2017
Senior secured term loan facility, due January 2023(+)	487,500	490,625
Senior secured revolving credit facility, due January 2022(+)(2)	78,000	78,000
2.75% convertible senior notes due 2035(1)	82,500	82,500
Second Lien Notes, due 2023	124,626	—
Other debt	8,823	9,075
Unamortized bond discounts, fair value adjustments and issue costs, net	(45,366)	(41,136)
Total carrying value of debt	736,083	619,064
Less: current portion, net	(16,656)	(20,106)
Total non-current	$719,427	$598,958

(+) This facility is a component of the 2017 Credit Agreement.
(1) The principal amount outstanding of the 2.75% convertible senior notes due 2035 as set forth in the foregoing table was $82.5 million as of March 31, 2018, and is not the carrying amounts of this indebtedness (i.e., outstanding principal amount net of debt issuance costs and discount associated with the equity component).
(2)In the second quarter of 2018, we used a portion of the proceeds of the issuance of our Second Lien Notes to repay the full $78 million principal balance on our revolving credit facility, following which the full $85 million facility (reduced for approximately $6.2 million in letters of credit outstanding thereunder) became (and remains) available.

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

The 2017 Term Loans initially bore interest on the outstanding principal amount thereof at a rate per annum equal to (i) the Eurocurrency Rate (as defined in the 2017 Credit Agreement) plus 6.00% or (ii) the Base Rate (as defined in the 2017 Credit Agreement) plus 5.00% or (iii) the Eurocurrency Rate (as defined in the 2017 Credit Agreement) for each Interest Period (as defined in the 2017 Credit Agreement) plus 6.00%. The 2017 Credit Agreement initially required quarterly principal payments equal to 0.25% of the original aggregate principal amount of the 2017 Term Loans, with such payments reduced for prepayments in accordance with the terms of the 2017 Credit Agreement. The 2017 Revolving Loans initially bore interest at a rate per annum equal to (i) the Base Rate plus 5.00% or (ii) the Eurocurrency Rate or EURIBOR (as defined in the 2017 Credit Agreement) plus 6.00% until the delivery of financial statements for the first full fiscal quarter ending after January 6, 2017, the closing date of the 2017 Credit Agreement. Now that we have delivered those financial statements, the 2017 Revolving Loans bear interest at a rate based on the Base Rate, Eurocurrency Rate or EURIBOR (each as defined in the 2017 Credit Agreement) plus an interest-rate spread thereon that varies based on the Consolidated First Lien Net Leverage Ratio (as defined in the 2017 Credit Agreement). The spread thereon initially ranged from 4.50% to 5.00% for the Base Rate and 5.50% to 6.00% for the Eurocurrency Rate and EURIBOR. In May 2017 and October 2017, the interest rates and required quarterly principal payments for the 2017 Term Loans and the interest rates and interest-rate spreads for the 2017 Revolving Loans were amended.

The 2017 Credit Agreement also provides for the issuance of letters of credit in the amount equal to the lesser of $15.0 million and the aggregate amount of the then-remaining revolving loan commitment. As of March 31, 2018, we had outstanding letters of credit of $6.2 million under the 2017 Credit Agreement.

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

The 2017 Credit Agreement contains various customary restrictive covenants that limit our ability to, among other things: create or incur liens on assets; make any investments, loans or advances; incur additional indebtedness, engage in mergers, dissolutions, liquidations or consolidations; engage in transactions with affiliates; make dispositions; and declare or make dividend payments. The 2017 Credit Agreement requires us to maintain compliance with a maximum consolidated first lien net leverage ratio, as set forth in the 2017 Credit Agreement. One of the conditions to drawing on the revolving credit facility is confirmation that the representations and warranties in the 2017 Credit Agreement are true on the date of borrowing, and if we are unable to make that confirmation, including that no material adverse effect has occurred, we will be unable to draw down further on the revolver. As of March 31, 2017, we were not in compliance with reporting covenants relating to the delivery of financial statements and other information. However, we have obtained waivers from our lenders that extended the deadlines for delivery thereof, and we have not at any time been in default under the 2017 Credit Agreement.

2.75% Convertible Senior Notes due 2035

In February 2015, we issued an aggregate principal amount of $82.5 million of convertible senior notes due 2035 (the “Convertible Notes”) in a private placement. The Convertible Notes were issued at par, pay interest semi-annually in arrears at an annual rate of 2.75% and mature on February 15, 2035, unless earlier repurchased, redeemed or converted pursuant to the terms of the Convertible Notes. In certain circumstances and subject to certain conditions, the Convertible Notes are convertible at an initial conversion rate of 53.9084 shares of common stock per $1,000 principal amount of notes (which represents an initial conversion price of approximately $18.55 per share), subject to adjustment. Holders of the Convertible Notes may convert their Convertible Notes at their option at any time prior to the close of business on the business day immediately preceding November 15, 2034, only if one or more of the following conditions has been satisfied: (1) during any calendar quarter beginning after March 31, 2015 if the closing price of our common stock equals or exceeds 130% of the respective conversion price per share during a defined period at the end of the previous quarter, (2) during the five consecutive business day period immediately following any 5 consecutive trading day period in which the trading price per $1,000 principal amount of Convertible Notes for each trading day was less than 98% of the product of the last reported sale price of our common stock and the conversion rate on each such trading day; (3) if specified corporate transactions occur, or (4) if we call any or all of the Convertible Notes for redemption, at any time prior to the close of business on the second business day immediately preceding the redemption date. On or after November 15, 2034, until the close of business on the second scheduled trading day immediately preceding the maturity date, a holder may convert all or a portion of its Convertible Notes at any time, regardless of the foregoing circumstances.

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

In accounting for the direct transaction costs (the “issuance costs”) related to the Convertible Notes, we allocated the total amount of issuance costs incurred to the liability and equity components based on their relative values. We recorded issuance costs of $1.8 million and $0.3 million to the liability and equity components, respectively. Issuance costs, including fees paid to the initial purchasers who acted as intermediaries in the placement of the Convertible Notes, attributable to the liability component are presented in the condensed consolidated balance sheets as a direct deduction from the carrying amount of the debt instrument and are amortized to interest expense over the term of the Convertible Notes in the condensed consolidated statements of operations. The issuance costs attributable to the equity component are netted with the equity component and included within Additional paid-in capital in the condensed consolidated balance sheets. Interest expense related to the amortization expense of the issuance costs associated with the liability component was not material during the three months ended March 31, 2018.

As of March 31, 2018 and December 31, 2017, the outstanding principal on the Convertible Notes was $82.5 million, and the outstanding Convertible Notes balance, net of debt issuance costs and discount associated with the equity component, was $69.9 million and $69.7 million, respectively. As of March 31, 2018, the equity component of the Convertible Notes was $13.0 million. Subsequent to March 31, 2017, we became non-compliant with our obligations under the Indenture relating to the delivery to the Indenture trustee of our 2016 annual financial statements and interim financial statements for the quarters ended March 31, June 30 and September 30, 2017, and such non-compliance constituted an Event of Default (as defined in the Indenture) under the Indenture. As a result, immediately after the occurrence of the Event of Default and through such time as the noncompliance was continuing, we incurred additional interest on the Convertible Notes at a rate equal to (i) 0.25% per annum of the principal amount of the Convertible Notes outstanding for each day during the first 90 days after the occurrence of each Event of Default and (ii) 0.50% per annum of the principal amount of the Convertible Notes outstanding from the 91st day until the 180th day following the occurrence of each such Event of Default. (The Company cured its non-compliance relating to the delivery of the 2016 annual financial statements by filing its 2016 Annual Report on Form 10-K on November 17, 2017 and its interim financial statements by filing its Quarterly Reports on Form 10-Q for the first three quarters of 2017 on January 31, 2018.) However, the maximum additional interest was capped at 0.50% per annum irrespective of how many Events of Default were in existence at any time for our failure to deliver any required financial statements. The aggregate penalty interest incurred during this period of non-compliance was approximately $0.2 million.

Second Lien Notes due 2023 and Warrants

On March 27, 2018 (the “Closing Date”) we issued to Searchlight II TBO, L.P. (“Searchlight”) $150.0 million in aggregate principal amount of its Second Lien Notes, and to Searchlight II TBO-W L.P. warrants to acquire an aggregate of 18,065,775 shares of the Company’s common stock, par value $0.0001 per share (the “Common Stock”), at an exercise price of $0.01 per share (the “Penny Warrants”), and warrants to acquire an aggregate of 13,000,000 shares of Common Stock at an exercise price of $1.57 per share (the “Market Warrants” and, together with the Penny Warrants, the “Warrants”), for aggregate price of $150.0 million.

The Second Lien Notes mature on June 30, 2023. Interest on the Second Lien Notes will initially be payable in kind (compounded semi-annually) at a rate of 12.0% per annum. Interest will automatically convert to accruing cash pay interest at a rate of 10.0% per annum upon the earlier of (i) March 15, 2021 and (ii) the last day of the most recently ended fiscal quarter of the Company for which financial statements have been delivered for which the Company’s “total net leverage ratio” has decreased to 3.39 to 1.0. Our “total net leverage ratio” is as defined in the purchase agreement relating to the Second Lien Notes (the “Purchase Agreement”), and uses a “Consolidated EBITDA” definition from the Purchase Agreement that is different than the “Adjusted EBITDA” figure that we publicly report to our investors.

Each of the Company’s subsidiaries that guarantees the Company’s obligations under its 2017 Credit Agreement guarantee the Second Lien Notes (the “Guarantors”) pursuant to a guaranty agreement (the “Guaranty”). The Second Lien Notes and the guarantees thereof are subordinated in right of payment to the obligations of the Company and the Guarantors under the 2017 Credit Agreement and are secured by the same assets securing the obligations of the Company and the Guarantors under the 2017 Credit Agreement on a second lien basis, subject to the terms of an intercreditor and subordination agreement (the “Intercreditor Agreement”) among the Company, the Guarantors, the Administrative Agent and the collateral agent.

Prior to the third anniversary of the Closing Date, the Company may redeem the Second Lien Notes at a price equal to 100.0% of the principal amount of the Second Lien Notes to be redeemed, plus a “make-whole” premium and accrued and unpaid interest, if any, to (but excluding) the date of redemption. Thereafter, each Note will be redeemable at 105.0% of the principal amount thereof from the third anniversary of the Closing Date until (and excluding) the fourth anniversary of the Closing Date, at 102.5%

of the principal amount thereof from the fourth anniversary of the Closing Date until (and excluding) the fifth anniversary of the Closing Date, and thereafter at 100.0% of the principal amount thereof, plus, in each case, accrued and unpaid interest thereon, if any, to (but excluding) the redemption date. Upon a “change of control” (as defined in the Purchase Agreement), the Company must offer to purchase the Second Lien Notes at a price in cash equal to 101% of the principal amount of such Second Lien Notes, plus accrued and unpaid interest, if any, to (but excluding) the date of purchase.

The Purchase Agreement contains affirmative and negative covenants of the Company and its subsidiaries consistent with those in the 2017 Credit Agreement (including limitations on the amount of first lien indebtedness that may be incurred) and contains customary events of default, upon the occurrence and during the continuance of which the majority holders of the Second Lien Notes may declare all obligations under the Second Lien Notes to become immediately due and payable. There are no financial “maintenance covenants” in the purchase agreement for the Second Lien Notes.

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

Searchlight will not be permitted to transfer its Second Lien Notes before January 1, 2021, except to its controlled affiliates.

The Warrants

The Warrants vest and are exercisable at any time and from time to time after the Vesting Date (as defined below) until on or prior to the close of business on the tenth anniversary of the Closing Date. The Warrants vest and become exercisable on January 1, 2021 (the “Vesting Date”), if the 45-day volume-weighted average price of our common stock (as reported by Nasdaq) is at or above (i) $4.00, in the case of the Penny Warrants, and (ii) $2.40, in the case of the Market Warrants, in each case at any time following the Closing Date.

The holders of the Warrants cannot exercise the Warrants if and to the extent, as a result of such exercise, either (i) such holder’s (together with its affiliates) aggregate voting power on any matter that could be voted on by holders of the Common Stock would exceed 19.9% of the maximum voting power outstanding or (ii) such holder (together with its affiliates) would beneficially own more than 19.9% of our then outstanding common stock, subject to customary exceptions in connection with public sales or the consummation of a specified liquidity event described in the Warrants.

The Warrants also include customary anti-dilution adjustments.

Pursuant to the terms of a Warrantholders Agreement between us and Searchlight II TBO-W L.P., entered into on the Closing Date, the Company increased the size of its board of directors (the “Board”) to eleven members, and appointed each of Eric Zinterhofer and Eric Sondag as Class III directors (as such term is used in the Company’s certificate of incorporation) of the Board, with a term expiring in 2020. For so long as Searchlight and its controlled affiliates beneficially own at least 25% of the number of Penny Warrants issued on the Closing Date (and/or the respective shares of our common stock issued in connection with the exercise of the Penny Warrants), Searchlight shall have the right to nominate a number (rounded up to the nearest whole number) of individuals for election to the Board equal to the product of the following (such individuals, the “Searchlight Nominees”):

•	the number of directors then serving on the Board, multiplied by

•
a fraction, the numerator of which is the total number of outstanding shares of our common stock underlying the Penny Warrants beneficially owned by Searchlight (after giving effect to the exercise of the Penny Warrants) and the denominator of which is the sum of (A) the total number of outstanding shares of our common stock plus (B) the number of shares of our common stock underlying the Penny Warrants that have not yet been exercised;

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

Stock Buy-back Restriction

Until the earlier of (i) the date on which Searchlight no longer beneficially owns at least 25% of the number of Market Warrants issued on the Closing Date (and/or the respective shares of Common Stock issued in connection with the exercise of the Market Warrants) and (ii) January 1, 2021, without the prior consent of Searchlight, the Company will not directly or indirectly redeem, purchase or otherwise acquire any equity securities of the Company for a consideration per share (plus, in the case of any options, rights, or securities, the additional consideration required to be paid to the Company upon exercise, conversion or exchange) greater than the market price (as defined in the Warrants) per share of common stock immediately prior to the earlier of (x) the announcement of such acquisition or (y) such acquisition.

Warrant Transfer Restrictions

Searchlight is not permitted to transfer its Warrants prior to January 1, 2021, except to its controlled affiliates or in connection with certain tender offers, exchange offers, mergers or similar transactions. The Warrants and the underlying shares of common stock are freely transferable by Searchlight on and after January 1, 2021.

Registration Rights

Searchlight has customary shelf, demand and piggyback registration rights with respect to the common stock (including shares of common stock underlying the Warrants) that it holds, including demand registrations and underwritten “shelf takedowns,” subject to specified restrictions, thresholds and the Company’s eligibility to use a registration statement on Form S-3.

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

Standstill

Until the earlier of (i) the 18-month anniversary of the Closing Date and (ii) the date on which Searchlight owns less than
10% of the outstanding common stock (directly or on an as-exercised basis), neither Searchlight nor its affiliates may (unless invited by the Company’s Board) (a) acquire any voting equity securities or material assets of the Company if Searchlight (together with its affiliates) would beneficially hold in the aggregate more than 9.9% of the Company’s 2.75% convertible senior notes due 2035 or 9.9% of the Company’s common stock, (b) acquire all or a material part of the Company or its subsidiaries, (c) make, or in any way participate in any “proxy contest” or other solicitation of proxies, (d) form, join or in any way participate in a “group” (within the meaning of Section 13 (d)(3) of the Securities Exchange Act of 1934, as amended) with respect to any voting securities of the Company or any of its subsidiaries, (e) seek to influence or control the Company’s management or policies, (f) directly or indirectly enter into any discussions, negotiations, arrangements or understandings with any other person with respect to any of the foregoing activities, (g) advise, assist, encourage, act as a financing source for or otherwise invest in any other person in connection any of the foregoing activities or (h) publicly disclose any intention, plan or arrangement inconsistent with any of the foregoing.

Amendment to Senior Secured Credit Agreement

In connection with the issuance of the Second Lien Notes, on March 8, 2018, the Company entered into the Sixth Amendment to the 2017 Credit Agreement (the “Sixth Amendment”), among the Company, the Guarantors, the lenders party thereto and the Administrative Agent. The Sixth Amendment amends the terms of the 2017 Credit Agreement, in part, by:

•	resetting the non-call period by modifying the definition of the “Relevant Call Date” to mean June 30, 2020;

•
modifying the mandatory prepayments provision therein to require the Company, following the filing of its Annual Report on Form 10-K for the fiscal year ended December 31, 2017 and the delivery of a budget and certain projections for the 2018 fiscal year to Searchlight, to repay all then outstanding revolving credit loans outstanding under the 2017 Credit Agreement, including outstanding interest thereon;

•
modifying the debt covenant therein to permit the incurrence of indebtedness in connection with the issuance of $150,000,000 in aggregate principal amount of the Second Lien Notes and any refinancing thereof and adding a corresponding exception to the lien covenant; and

•
modifying the junior-debt-prepayments covenant therein to prohibit the Company from making interest payments in respect of the Second Lien Notes in cash prior to the earlier of (i) March 15, 2021 and (ii) such time as the Company’s “total net leverage ratio” has decreased to 3.39 to 1.0.

The Company did not pay the lenders any fees in connection with the Sixth Amendment.

The aggregate contractual maturities of all borrowings due subsequent to March 31, 2018 are as follows (in thousands):

Years Ending December 31,	Amount
2018 (remaining nine months)	$16,656
2019	22,413
2020	25,416
2021	25,046
2022	103,047
Thereafter	588,871
Total	$781,449

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

The following is a schedule of future minimum commitments under movie and IPTV arrangements as of March 31, 2018 (in thousands):

Years Ending December 31,	Amount
2018 (remaining nine months)	$51,376
2019	17,947
2020	6,283
2021	750
2022	750
Thereafter	—
Total	$77,106

Operating Lease Commitments

The Company leases its operating facilities under non-cancelable operating leases that expire on various dates through 2025. Some of our operating leases provide us with the option to renew for additional periods. Where operating leases contain escalation clauses, rent abatements, and/or concessions, such as rent holidays and landlord or tenant incentives or allowances, we apply them in the determination of straight-line rent expense over the lease term. Some of our operating leases require the payment of real estate taxes or other occupancy costs, which may be subject to escalation. The Company also leases some facilities and vehicles under month-to-month arrangements.

The following is a schedule of future minimum lease payments under operating leases as of March 31, 2018 (in thousands):

Years Ending December 31,	Amount
2018 (remaining nine months)	$4,666
2019	4,994
2020	3,513
2021	3,413
2022	2,981
Thereafter	5,107
Total	$24,674

Total rent expense for the three months ended March 31, 2018 and 2017 was $2.0 million and $1.8 million, respectively.

Capital Leases

The Company leases certain computer software and equipment under capital leases that expire on various dates through 2020. The current portion and non-current portion of capital lease obligations are included in Current portion of long-term debt and Long-term debt, respectively, on the condensed consolidated balance sheets. As of March 31, 2018, future minimum lease payments under these capital leases were as follows (in thousands):

Year Ending December 31,	Amount
2018 (remaining nine months)	$774
2019	731
2020	371
Total minimum lease payments	1,875
Less: amount representing interest	(225)
Present value of net minimum lease payments	1,650
Less: current portion	(679)
Capital lease obligation, non-current	$971

Satellite Capacity Commitments

The Company maintains agreements with satellite service providers to provide for satellite capacity. The Company expenses these satellite fees in the month the service is provided as a charge to licensing and services cost of sales.

The following is a schedule of future minimum satellite costs as of March 31, 2018 (in thousands):

Years Ending December 31,	Amount
2018 (remaining nine months)	$83,497
2019	96,341
2020	70,395
2021	38,785
2022	34,276
Thereafter	116,672
Total	$439,966

Other Commitments

In the normal course of business, the Company enters into future purchase commitments with some of its connectivity vendors to secure future inventory for its customers and the development pertaining to engineering and antenna projects. At March 31, 2018, the Company also had outstanding letters of credit in the amount of $6.8 million, of which $6.2 million were issued under the letter of credit facility under the 2017 Credit Agreement. See Note 8. Financing Arrangements.

Contingencies

We are subject to various legal proceedings and claims that have arisen in the ordinary course of business and that have not been fully and finally adjudicated. We record accruals for loss contingencies when our management concludes it is probable that a liability has been incurred and the amount of the related loss can be reasonably estimated. On a regular basis, our management evaluates developments in legal proceedings and other matters that could cause an increase or decrease in the amount of the liability that has been accrued previously. While it is not possible to accurately predict or determine the eventual outcomes of these matters, an adverse determination in one or more of these matters could have a material adverse effect on our consolidated financial position, results of operations or cash flows. Some of our legal proceedings as well as other matters that our management believes could become significant are discussed below:

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

In 2016, we received notices from several other music rights holders and associations acting on their behalf regarding potential claims that we infringed their music rights and the rights of artists that they represent. To date, none of these rights holders or associations has initiated litigation against us, except for BMG Rights Management (US) LLC (“BMG”) as described in the following paragraph. We believe that a loss relating to these matters is probable, but we believe that it is unlikely to be material and therefore have accrued an immaterial amount for these loss contingencies. If initiated however, we intend to vigorously defend ourselves against these claims.

On May 3, 2018, BMG filed suit in the United States District Court for the Central District of California against us and IFP for copyright infringement and related claims and unspecified money damages. The Court has not yet set a trial date. We believe that a material loss relating to this matter is reasonably possible, but we are currently unable to estimate the amount of the potential loss at this time due to the lack of specificity in the complaint; the fact that we have not yet completed our internal investigation; the speculative nature of the claimed damages; and the varying theories and wide range of statutory damages under which damages could be measured. As such, we have not accrued any amount for this loss contingency. We intend to vigorously defend ourselves against this claim.

•
SwiftAir Litigation. On August 14, 2014, SwiftAir, LLC filed suit against our wholly owned subsidiary Row 44 and Southwest Airlines for breach of contract, quantum meruit, unjust enrichment and similar claims and money damages in the Superior Court of California for the County of Los Angeles. SwiftAir and Row 44 had a contractual relationship whereby Row 44 agreed to give SwiftAir access to its Southwest Airlines portal so that SwiftAir could market its destination deal product to Southwest’s passengers. In 2013, after Southwest Airlines decided not to proceed with SwiftAir’s destination deal product, Row 44 terminated the contract. In its lawsuit, SwiftAir seeks approximately $9 million in monetary damages against Row 44 and Southwest Airlines. The Court has scheduled the trial for this matter in September 2018. We believe that a material loss relating to this matter is reasonably possible, but we are currently unable to estimate the amount of the potential loss at this time due to the speculative nature of the claimed damages and the varying theories under which damages could be measured, and as such have not accrued any amount for this loss contingency. We intend to vigorously defend ourselves against this claim. In addition, even if we are successful in our defense of this claim, we potentially may owe an obligation to indemnify Southwest Airlines if they are not successful in this litigation.

•
STM Litigation. On April 12, 2016, STM Atlantic N.V. and STM Group, Inc. (jointly, the “STM Sellers”) filed a breach-of-contract action in Delaware Superior Court against EMC relating to EMC’s 2013 acquisition of STM Norway AS, STMEA (FZE), Vodanet Telecomuniçacões Ltda. and STM Networks from the STM Sellers. The STM Sellers alleged, among other things, that EMC breached earn-out provisions in the purchase agreement by failing to develop and sell sat-link technology following the acquisition closing. We believed that a material loss relating to this matter was reasonably possible, but we were previously unable to estimate the amount of such loss, and as such did not accrue a reserve for this loss contingency. In February 2018, EMC settled the lawsuit with STM Sellers, and pursuant to the purchase agreement whereby we purchased the EMC business, the seller of the EMC business indemnified us in full for this claim and all related legal expenses.

•
Securities Class Action Litigation. On February 23, 2017 and on March 17, 2017, following our announcement that we anticipated a delay in filing our Annual Report for the year ended December 31, 2016 (or “2016 Form 10-K”) and that our former CEO and former CFO would separate from us, three putative securities class action lawsuits were filed in United States District Court for the Central District of California. These lawsuits alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 against us, our former CEO and two of our former CFOs. The plaintiffs voluntarily dismissed two of these lawsuits. The third lawsuit, brought by putative stockholder M&M Hart Living Trust and Randi Williams (the “Hart complaint”), alleged that we and the other defendants made misrepresentations and/or omitted material information about the EMC Acquisition, our projected financial performance and synergies following that acquisition, and the impact of that acquisition on our internal controls over financial reporting. The plaintiffs sought unspecified damages, attorneys’ fees and costs. On November 2, 2017, the Court granted our and the other defendants’

motion to dismiss the Hart complaint, and dismissed the action with prejudice. On November 30, 2017, the plaintiffs filed a motion to alter or amend the Court’s previous judgment of dismissal to permit them to file a further amended complaint. On January 8, 2018 the Court denied the plaintiffs’ motion to alter or amend the previous judgment. On January 29, 2018, the plaintiffs appealed to the United States Court of Appeals for the Ninth Circuit from the Court’s denial of the plaintiffs’ motion to alter or amend the judgment. We expect the Ninth Circuit to hear the appeal in late 2018 or early 2019. We believe that a loss relating to this matter is probable, but we believe that it is unlikely to be material and therefore have accrued an immaterial amount related to this loss contingency. We intend to vigorously defend ourselves against this claim.

In addition, from time to time, we are or may be party to various additional legal matters incidental to the conduct of our business. Some of the outstanding legal matters include speculative claims for indeterminate amounts of damages, for which we have not recorded any contingency accrual. Additionally, we have determined that other legal matters are likely not material to our financial statements, and as such have not discussed those matters above. Although we cannot predict with certainty the ultimate resolution of these speculative and immaterial matters, based on our current knowledge, we do not believe that the outcome of any of these matters will have a material adverse effect on our financial statements.

Note 10.    Related Party Transactions

Loan Agreement with Lumexis

On February 24, 2016, we entered into a loan agreement (the “Loan Agreement”) with Lumexis Corporation (“Lumexis”), a company that provided in-flight entertainment systems to airlines. Lumexis was at the time majority-owned by PAR Investment Partners, L.P. (“PAR”), which is our largest stockholder. When we entered into the Loan Agreement, Mr. Shapiro, our then Board Chair and now our Board’s Lead Independent Director, was also a Managing Partner of PAR and a member of Lumexis’s board of directors.

The Loan Agreement provided for extensions of credit by us to Lumexis of up to $5.0 million. After due consideration, our Board determined that it was appropriate and in our best interests and our stockholders to enter into the Loan Agreement given (x) Lumexis’ position as a key supplier to flydubai (one of our connectivity customers), (y) Lumexis’s position as a key supplier to another then-potential connectivity customer of our company and (z) Lumexis’s future M&A prospects. Our Board further determined that the parties’ relationships did not give rise to any material conflict of interest (including Mr. Shapiro) in entering into the Loan Agreement. Mr. Shapiro recused himself from our Board’s decision to approve the transaction.

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

The borrowings under the Loan Agreement were evidenced by a senior secured promissory note (the “Note”) and bore interest at a per annum rate of 15%. The outstanding principal and accrued interest thereon were payable in full on December 31, 2016. As a result of information provided by Lumexis in June 2016 as to the note’s collectability and Lumexis’s insolvency, we wrote off the Note during the three months ended June 30, 2016 and discontinued accruing interest receivable.

On December 5, 2016, we, Lumexis and PAR entered into a Partial Cancellation of Debt and Acceptance of Collateral, which provided a transfer of certain assets in the amount of $0.2 million to us in partial satisfaction of the Lumexis’ principal amount of the outstanding debt. On January 6, 2017, we—as the senior-most secured creditor of Lumexis—then foreclosed on substantially all of Lumexis’s remaining assets pursuant to a public foreclosure auction. During the third quarter of 2017, the Company entered into an arrangement with flydubai to sell to flydubai certain of the assets acquired. The arrangement resulted in a recovery of approximately $0.2 million during the three months ended September 30, 2017 and a further $0.1 million during the three months ended March 31, 2018.

Due from WMS

In connection with the EMC Acquisition, the Company acquired a 49% equity interest in WMS. The Company accounts for its interest in WMS using the equity method and includes the Company’s share of WMS’s profits or losses in Income from equity method investments in the condensed consolidated statements of operations. During the three months ended March 31, 2018 and March 31, 2017, sales to WMS (for the Company’s services provided to WMS for WMS’s onboard cellular equipment) were approximately $0.2 million and $0.3 million under the terms of the WMS operating agreement and an associated master services agreement with WMS. These sales are included in Revenue in the condensed consolidated statements of operations. As of March 31, 2018 and December 31, 2017, we had a balance due from WMS of $0.1 million and $0.1 million, respectively, included in Accounts receivable, net in the condensed consolidated balance sheets.

Note Payable to WMS

In December 2017, the Company entered into a demand promissory note with WMS (as an advance against future dividends that WMS may pay the Company) for approximately $6.4 million and concurrently signed an agreement to waive future dividends or other such distributions by WMS to the Company until such time as the outstanding principal on the demand promissory note has been repaid in full. The outstanding demand promissory note will be reduced dollar-for-dollar by any such distribution amounts waived. The Company may prepay the promissory note at any time without prepayment penalty. The unpaid principal of the promissory note bears interest at 2.64%, and all interest calculated under the promissory note commences upon the occurrence of an “Event of Default,” which includes, for example, the Company’s breach of the promissory note or the WMS operating agreement, Company insolvency events and material judgments against the Company. The entire principal balance of the promissory note together with all accrued but unpaid interest shall be due on the earliest to occur of (i) demand by the holder, (ii) December 31, 2019 and (iii) the date of acceleration of the promissory note as a result of the occurrence of an event of default. The principal amount of the outstanding note was $6.4 million as of March 31, 2018 and has been included within current portion of long-term debt in the condensed consolidated balance sheet as of March 31, 2018.

Due to Santander

Also in connection with the EMC Acquisition, the Company acquired a 49% equity interest in Santander. The Company accounts for its interest in Santander using the equity method and includes our share of Santander’s profits or losses in Income from equity method investments in the condensed consolidated statements of operations. During the three months ended March 31, 2018 and March 31, 2017 the Company purchased approximately $1.4 million and $0.3 million from Santander for their Teleport services and related network operations support services. As of March 31, 2018 and December 31, 2017 the Company owed Santander approximately $1.3 million and $0.9 million, respectively, which is included in Accounts payable and accrued liabilities in the condensed consolidated balance sheets for their teleport services and related network operations support services.

Transactions with TRIO Connect, LLC and its Affiliates

In July 2015 (prior to our acquisition of EMC in July 2016), EMC divested its interest in TRIO Connect (“TRIO”), one of EMC’s joint ventures formed to commercialize EMC’s ARABSAT Ka Band contract, such that following the divestiture EMC no longer had any ownership in TRIO and TRIO was instead owned by funds affiliated with ABRY Partners and EMC’s other former stockholders. (ABRY is currently one of our significant stockholders.) We did not acquire the TRIO business in connection with our acquisition of EMC.

Prior to our acquisition of the EMC business, EMC and its subsidiaries had collectively made various loans to TRIO and its affiliated entities in an aggregate amount equal to approximately $6.5 million. Also prior to the EMC acquisition, STMEA (FZE), a wholly-owned subsidiary of TRIO, had made sales of equipment and provided employee payroll services to EMC and its subsidiaries in an aggregate amount equal to approximately $5.7 million. After netting the then-outstanding trade payables for the equipment sales and payroll services against the then-outstanding loan amounts, TRIO and its affiliates collectively owed EMC and its subsidiaries approximately $0.8 million at the time we acquired EMC, and we inherited this receivable in the acquisition.

Between October 2016 and August 2017, we made payments to a TRIO affiliate totaling $0.4 million for equipment purchases and service fees in connection with servicing various customer contracts. In September 2017, we made additional equipment purchases from TRIO’s affiliate totaling $0.4 million for customer orders and for inventory purposes. We believe that all of these purchase transactions were on arms’-length pricing and terms, and our Audit Committee approved them.

ABRY Partners divested its interest in our TRIO counterparty’s operations in November 2017, such that the TRIO counterparty is no longer a related party of the Company.

ABRY Board Nomination Right

ABRY, through its affiliate EMC HoldCo 2 B.V., had a right under a nomination letter agreement (the “ABRY Nomination Agreement”) that we entered into in connection with the EMC acquisition to nominate one individual for election to our Board. This right was due to terminate when (i) ABRY held less than 5% of our outstanding common stock, (ii) ABRY or its affiliates consummated a transaction involving a company or business that competed with any business then engaged in (or contemplated to be engaged in) by us, (iii) any partner, member or employee of ABRY or any of its affiliates became a director, board observer or executive officer of any competitor of ours, (iv) we sold all or substantially all of our assets, (v) we participated in a merger, consolidation or similar transaction in which our stockholders immediately prior to the consummation of the transaction held less than 50% of all of the outstanding common stock or other securities entitled to vote for the election of directors of the surviving entity in such transaction or (vi) ABRY gave written notice to us that it desired to terminate its nomination right. The ABRY Nomination Agreement also required that, subject to exceptions, ABRY and its affiliates would be subject to a “standstill” provision. This provision prohibited ABRY and its affiliates from taking actions to influence or control us (including by acquiring additional securities) until six months after the termination of ABRY’s nomination right.

ABRY Partners irrevocably forfeited its nomination right in February 2018. The “standstill” provision described above remains in effect through August 2018.

Subscription Receivable with Former Employee

A former employee is party to a Secured Promissory Note dated July 15, 2011, pursuant to which the former employee agreed to pay the Company (as successor to Row 44, Inc., which is a Company subsidiary) a principal sum of approximately $0.4 million, plus interest thereon at a rate of 6% per annum. The former employee granted the Company a security interest in shares of Row 44 held by him (which Row 44 shares were subsequently converted into 223,893 shares of the Company’s common stock) to secure his obligations to repay the loan. As of March 31, 2018 and December 31, 2017, the balance of the note (with interest) was approximately $0.6 million, which is presented as a subscription receivable. We recognize interest income on the note when earned (using the simple interest method) but have not collected any interest payments since the origination of the note. Interest income recognized by the Company during the three months ended March 31, 2018 and March 31, 2017 was not material. The Company makes ongoing assessments regarding the collectability of this note and the subscription receivable balance.

masFlight Earn-Out
In connection with our acquisition of masFlight on August 4, 2015 (the “masFlight Closing Date”), we agreed that if, prior to the second anniversary of the masFlight Closing Date, we terminated Josh Marks (formerly CEO of masFlight and now our CEO) without “cause” or he resigned with “good reason,” we would pay a $10 million accelerated earnout payment to Mr. Marks and the other masFlight sellers. We did not terminate Mr. Marks prior to this date, and so Mr. Marks’ acceleration right has expired.

Registration Rights Agreement

When we consummated our business combination in January 2013 with Row 44 and Advanced Inflight Alliance AG, we entered into an amended and restated registration rights agreement with PAR, entities affiliated with Putnam Investments, Global Eagle Acquisition LLC (the “Sponsor”) and our then and current Board members Harry E. Sloan and Jeff Sagansky, who were affiliated with the Sponsor. Under that agreement, we agreed to register the resale of securities held by them (the “registrable securities”) and to sell those registrable securities pursuant to an effective registration statement in a variety of manners, including in underwritten offerings. We also agreed to pay the securityholders’ expenses in connection with their exercise of their registration rights.

During 2017, Putnam Investments was a beneficial owner of more than 5% of our outstanding common stock. According to a Schedule 13G/A filed on February 7, 2018, Putnam Investments no longer holds more than 5% of our outstanding common stock, and as such has ceased to be a related party. PAR and Messrs. Sloan and Sagansky continue to be related parties.

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

2013 Equity Plan

Under our 2013 Amended and Restated Equity Incentive Plan (as amended, the “2013 Equity Plan”), the Administrator of the Plan, which is the Compensation Committee of our Board, was able to grant up to 11,000,000 shares (through stock options, restricted stock, restricted stock units (“RSUs”)) (including both time-vesting and performance-based RSUs) and other incentive awards) to employees, officers, non-employee directors, and consultants. We ceased using the 2013 Equity Plan for new equity issuances in December 2017 upon receiving stockholder approval of our new 2017 Omnibus Long-Term Incentive Plan, although we continue to have outstanding previously granted equity awards issued under the 2013 Equity Plan. See “2017 Equity Plan” immediately below.

2017 Equity Plan

On December 21, 2017, our stockholders approved a new 2017 Omnibus Long-Term Incentive Plan (the “2017 Omnibus Plan”). We had 2,097,846 shares remaining shares available for issuance under the 2013 Equity Plan (as of that date) and those shares rolled into the 2017 Omnibus Plan and are now available for grant thereunder. The 2017 Omnibus Plan separately made available 6,500,000 shares of our common stock for new issuance thereunder, in addition to those rolled over from the 2013 Equity Plan. The Administrator of the 2017 Omnibus Plan, which is the Compensation Committee of our Board, may grant share awards thereunder (through stock options, restricted stock, RSUs (including both time-vesting and performance-based RSUs) and other incentive awards) to employees, officers, non-employee directors, and consultants. In connection with its upcoming 2018 annual meeting of stockholders, the Company is requesting stockholder approval of its Amended and Restated 2017 Omnibus Long-Term Incentive Plan, which amends and restates the 2017 Omnibus Plan to add an additional two million shares to the number of shares that may be granted as awards under such plan.

Stock Repurchase Program

In March 2016, the Company’s Board authorized a stock repurchase program under which the Company may repurchase up to $50.0 million of its common stock. Under the stock repurchase program, the Company may repurchase shares from time to time using a variety of methods, which may include open-market purchases and privately negotiated transactions. The extent to which the Company repurchases its shares, and the timing and manner of such repurchases, will depend upon a variety of factors, including market conditions, regulatory requirements and other corporate considerations, as determined by management. The Company measures all potential buybacks against other potential uses of capital that may arise from time to time. The repurchase program does not obligate the Company to repurchase any specific number of shares, and may be suspended or discontinued at any time. The Company expects to finance any purchases with existing cash on hand, cash from operations and potential additional borrowings. The Company did not repurchase any shares of its common stock during the three months ended March 31, 2018 and 2017. As of March 31, 2018 the remaining authorization under the stock repurchase plan was $44.8 million.

Stock-Based Compensation Expense

Stock-based compensation expense related to all employee and, where applicable, non-employee stock-based awards for the three months ended March 31, 2018 and 2017 was as follows (in thousands):

	Three Months Ended March 31,
	2018	2017
Cost of services	$179	$87
Sales and marketing	194	175
Product development	311	171
General and administrative	2,960	1,419
Total	$3,644	$1,852

Warrants Issued in Connection with Second Lien Notes

The Company’s penny warrants and market warrants issued in connection with the Searchlight investment qualify for classification in stockholders’ equity, as they are indexed to the Company’s own stock and meet all additional criteria to be classified in stockholders’ equity. They are considered freestanding, equity-classified instruments that are initially measured at fair value and recorded at their allocated value, with no remeasurement required as long as the contract continues to be classified in equity.

The following is a summary of the penny and market warrants outstanding as of March 31, 2018:

	Number of Warrants (in thousands)	Weighted Average Exercise price	Weighted Average Remaining Contractual Term (in years)
Penny Warrants	18,065,775	$0.01	10.0
Market Warrants	13,000,000	$1.57	10.0

Public SPAC Warrants

The following is a summary of Public SPAC Warrants (which were exercisable for shares of our common stock) for the three months ended March 31, 2018, with the “Number of Warrants” in the table below indicating the shares of our common stock underlying the Public SPAC Warrants:

	Number of Warrants (in thousands)	Weighted Average Exercise price	Weighted Average Remaining Contractual Term (in years)
Outstanding at January 1, 2018	6,173	$11.50
Expired	(6,173)	—
Outstanding and exercisable at March 31, 2018	—	$—	0.0

The Company accounted for its 6,173,228 Public SPAC Warrants as derivative liabilities. During the three months ended March 31, 2018 and 2017, the Company recorded income of less than $0.1 million and $0.4 million, respectively, in the condensed consolidated statement of operations as a result of the marked to fair value adjustment of these warrants at the respective balance sheet dates. The fair value of Public SPAC Warrants issued by the Company were estimated using the Black-Scholes option pricing model. The Public SPAC Warrants had a five-year term that expired on January 31, 2018, and are no longer exercisable.

Warrant Repurchase Program

During the year ended December 31, 2014, the Board authorized the Company to repurchase Public SPAC Warrants for an aggregate purchase price, payable in cash and/or shares of common stock, of up to $25.0 million (inclusive of prior warrant purchases). In August 2015, the Board increased this amount by an additional $20.0 million. As of March 31, 2018, $16.7 million remained available for warrant repurchases under this Warrant Repurchase Program. The amount the Company spends (and the number of Public SPAC Warrants repurchased) varies based on a variety of factors, including the warrant price. The Company did not repurchase any warrants during the three months ended March 31, 2018 and 2017.

Note 12.    Income Taxes

The Company recorded an income tax benefit of $4.7 million and a provision of $2.8 million for the three months ended March 31, 2018 and 2017, respectively. In general, the effective rate for the three months ended March 31, 2018 differs from the federal income tax rate due to the effects of foreign tax rate differences, foreign withholding taxes, and changes in valuation allowance. In general, the effective rate for the three months ended March 31, 2017 differs from the federal income tax rate due to the effects of foreign tax rate differences, changes in unrecognized tax benefits, changes in valuation allowance, and deferred tax expense on amortization of indefinite-lived intangible assets.

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

As of March 31, 2018 and December 31, 2017, the liability for income taxes associated with uncertain tax positions was $8.5 million and $8.7 million, respectively. As of March 31, 2018 and December 31, 2017, the Company had accrued $6.7 million and $6.5 million, respectively, of interest and penalties related to uncertain tax positions. It is reasonably possible that the amount of the unrecognized benefit with respect to certain of the Company’s unrecognized tax positions may significantly decrease within the next 12 months. This change may be the result of settlement of ongoing foreign audits.

In December, 2017, the United States enacted new U.S. federal tax legislation known as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act significantly revises the U.S. corporate income tax regime by, among other things, lowering corporate income tax rates, implementing a territorial tax system and imposing a repatriation tax on deemed repatriated earnings of foreign subsidiaries.

In accordance with SAB 118, we have estimated the impacts of the Tax Act using information known at this time, including an income tax benefit of $4.6 million in the year ended December 31, 2017 reflecting the revaluation of our net deferred tax liability based on a U.S. federal tax rate of 21 percent and are expecting no tax impact related to the estimated repatriation of net taxable income of $18.5 million, which will be fully offset by the net operating loss generated in 2017. As of March 31, 2018, our management is still evaluating the effects of the Tax Act provisions, and our assessment does not purport to disclose all changes relating to the Tax Act that could have material positive or negative impacts on our current or future tax positions.

Note 13.    Segment Information

During the first quarter of 2017, the Company reported its operations through three reportable segments: Media & Content, Aviation Connectivity and Maritime & Land Connectivity. Prior to the EMC Acquisition in the third quarter of 2016, the Company operated through two operating segments: Media & Content and Connectivity. Following the EMC Acquisition, because the Company had acquired a significant number of new customers in different markets and geographic areas of operations and given a then-new management structure and corresponding organizational changes, the Company re-evaluated its reportable segments and concluded that a change to its reportable segments was appropriate and consistent with how its chief operating decision maker (“CODM”) would manage the Company’s operations for purposes of evaluating financial performance and allocating resources. As such, during the fourth quarter of 2016, as a result of the EMC Acquisition, the Company formed a Maritime & Land Connectivity segment.

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

The following table summarizes revenue and gross margin by our reportable segments for the three months ended March 31, 2018 and 2017 (in thousands):

	Three Months Ended March 31,
	2018	2017
Revenue:
Media & Content
Licensing and services	$74,915	$76,380
Connectivity
Services	71,611	67,263
Equipment	9,971	8,949
Total	81,582	76,212
Total revenue	$156,497	$152,592
Cost of sales:
Media & Content
Licensing and services	$54,471	$54,255
Connectivity
Services	57,943	48,617
Equipment	6,082	7,668
Total	64,025	56,285
Total cost of sales	$118,496	$110,540
Gross Margin:
Media & Content	$20,444	$22,125
Connectivity	17,557	19,927
Total Gross Margin	38,001	42,052
Other operating expenses	67,560	143,465
Loss from operations	$(29,559)	$(101,413)

The Company’s total assets by segment were as follows (in thousands):

	March 31, 2018	December 31, 2017
Media & Content	$397,250	$362,216
Connectivity	523,564	479,714
Total segment assets	920,814	841,930
Corporate assets	34,157	18,654
Total assets	$954,971	$860,584

Note 14.    Concentrations

Concentrations of Credit and Business Risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash and cash equivalents and accounts receivable.

As of March 31, 2018 and 2017, the Company’s cash and cash equivalents were maintained primarily with major U.S. financial institutions and foreign banks. Deposits with these institutions at times exceed the federally insured limits, which potentially subjects the Company to concentration of credit risk. The Company has not historically experienced any losses related to these balances and believes that there is minimal risk of any such losses.

As of March 31, 2018, approximately $21.1 million of our total cash and cash equivalents of $168.9 million was held by our foreign subsidiaries. If these funds were repatriated for use in our U.S. operations, we may be required to pay income taxes in the U.S. on the repatriated amount at the tax rates then in effect, reducing the net cash proceeds to us after repatriation. In the event we elect to repatriate any of these funds we believe we have sufficient net operating losses for the foreseeable future to offset any repatriated income. As a result, we do not expect any such repatriation would create a tax liability in the U.S. or have a material impact on our effective tax rate.

Customer Concentration

A substantial portion of our revenue is generated through arrangements with Southwest Airlines, Inc. (“Southwest Airlines”). As of March 31, 2018 and 2017, the percentage of revenue generated through this customer was as follows:

	Three Months Ended March 31,
	2018	2017
Southwest Airlines as a percentage of total revenue	18%	18%
Southwest Airlines as a percentage of Connectivity revenue	33%	36%

No other customer accounted for greater than 10% of total revenue for the periods presented. Accounts receivable from Southwest Airlines represented 9% and 10% of the total accounts receivable as of March 31, 2018 and December 31, 2017, respectively.

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

The following table sets forth the computation of basic and diluted net loss per share of common stock (in thousands, except per share amounts):

	Three Months Ended March 31,
	2018	2017
Net loss (numerator):
Net loss – basic and diluted	$(38,284)	$(125,611)

Shares (denominator):
Weighted-average shares – basic and diluted	90,792	85,440

Loss per share - basic and diluted	$(0.42)	$(1.47)

The following weighted average common equivalent shares are excluded from the calculation of the Company’s net loss per share as their inclusion would have been anti-dilutive (in thousands):

	Three Months Ended March 31,
	2018	2017
Employee stock options	6,240	6,602
Restricted stock units (including performance stock units)	2,194	1,581
Equity warrants (1)	—	1,072
Public SPAC Warrants (2)	2,143	6,173
2.75% convertible senior notes due 2035	4,447	4,447
EMC deferred consideration (3)	—	4,834
Contingently issuable shares (4)	900	900
Searchlight Penny Warrants (5)	803	—
Searchlight Market Warrants (5)	578	—

(1)
These are Legacy Row 44 warrants originally issuable for Row 44 common stock and Row 44 Series C preferred stock, which later became issuable for our Common Stock. During the six months ended June 30, 2017, these Legacy Row 44 warrants expired.

(2)	These were 6,173,228 Public SPAC Warrants which expired on January 31, 2018 and are no longer exercisable. See Note 11. Common Stock, Share-Based Awards and Warrants.

(3)
In connection with the EMC Acquisition on July 27, 2016 (the “EMC Acquisition Date”), we were obligated to pay $25.0 million in cash or stock, at our option, on July 27, 2017, which we elected to settle in 5,080,049 newly issued shares of our common stock on that date. No remaining obligation remains outstanding as of March 31, 2018.

(4)
In connection with a Sound Recording Settlement, we are obligated to issue 500,000 shares of our common stock when and if the closing price of our common stock exceeds $10.00 per share, and 400,000 shares of our common stock when and if the closing price of our common stock exceeds $12.00 per share. See Note 9. Commitments and Contingencies.

(5)
On March 27, 2018 we sold $150.0 million in aggregate principal amount of our Second Lien Notes to Searchlight (and associated entities) and warrants to acquire an aggregate of 18,065,775 shares of the Company’s common stock at an exercise price of $0.01 per share (the “Penny Warrants”), and warrants to acquire an aggregate of 13,000,000 shares of Common Stock at an exercise price of $1.57 per share (the “Market Warrants”). See Note 11. Common Stock, Share-Based Awards and Warrants.

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

Forward-looking statements reflect our current expectations regarding future events, results or outcomes. These expectations may or may not be realized. Although we believe the expectations reflected in the forward-looking statements are reasonable, we can give you no assurance these expectations will prove to have been correct. Some of these expectations may be based upon assumptions, data or judgments that prove to be incorrect. Actual events, results and outcomes may differ materially from our expectations due to a variety of known and unknown risks, uncertainties and other factors. Although it is not possible to identify all of these risks and factors, they include, among others, the following:

•
our ability to remediate material weaknesses in our internal control over financial reporting and to complete such remediation in a timely manner, and the effect of those weaknesses on our ability to report and forecast our operations and financial performance;

•	our ability to maintain effective disclosure controls and internal control over financial reporting;

•
our efforts to remediate our material weaknesses in our internal control over financial reporting may divert management’s attention from our business, reduce our liquidity and have an adverse effect on our financial performance;

•	any future restructuring activities may prove detrimental to our operations and sales;

•	our dependence on the travel industry;

•	future acts or threats of terrorism;

•	our ability to obtain new customers and renew agreements with existing customers, and particularly our dependence on our existing relationship with Southwest Airlines;

•	our customers may be unable to pay us for our services;

•	our ability to retain and effectively integrate and train key members of senior management;

•	our ability to recruit, train and retain highly skilled technical employees, particularly in our finance and IT functions;

•	our ability to receive the anticipated cash distributions or other benefits from our investment in the Wireless Maritime Services joint venture;

•	the effect of a variety of complex U.S. and foreign tax laws and regimes due to the global nature of our business;

•	our ability to continue to be able to make claims for investment tax credits in Canada;

•	our exposure to foreign currency risks and a lack of a formalized hedging strategy;

•	our dependence on our existing relationship and agreement with Southwest Airlines;

•
our need to invest in and develop new broadband technologies and advanced communications and secure networking systems, products and services and antenna technologies as well as their market acceptance;

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

•	pricing pressure from suppliers and customers in our Media & Content segment and a reduction in the industry’s use of intermediary content service providers (such as us);

•	a reduction in the volume or quality of content produced by studios, distributors or other content providers;

•	a reduction or elimination of the time between our receipt of content and it being made available to the rental or home viewing market (i.e., the “early release window”);

•	increased competition in the IFE and IFC system supply chain;

•	our ability to plan expenses and forecast revenue due to the long sales cycle of many of our Media & Content segment’s products;

•	our use of fixed-price contracts in our Media & Content segment that may lead to losses in the future if the market price for that service declines relative to our committed cost;

•	our ability to develop new products or enhance those we currently provide in our Media & Content segment;

•	our ability to successfully implement a new enterprise resource planning system;

•	our ability to protect our intellectual property;

•	the effect of any cybersecurity attacks, data or privacy breaches, data or privacy theft, unauthorized access to our internal systems of Connectivity or Media & Content systems or phishing or hacking;

•	the costs to defend and/or settle current and potential future civil intellectual property lawsuits (including relating to music and other content infringement) and related claims for indemnification;

•	changes in regulations and our ability to obtain regulatory approvals to provide our services or to operate our business in particular countries or territorial waters;

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

•
uninsured or underinsured costs associated with stockholder litigation and any uninsured or underinsured indemnification obligations with respect to current and former executive officers and directors;

•	limitations on our cash flow available to make investments due to our substantial indebtedness and our ability to generate sufficient cash flow to make payments thereon;

•
our ability to repay the principal amount of our bank debt, Second Lien Notes and/or convertible notes at maturity, to raise the funds necessary to settle conversions of our convertible notes or to repurchase our convertible notes upon a fundamental change or on specified repurchase dates or due to future indebtedness;

•	the conditional conversion of our convertible notes;

•	the effect on our reported financial results of the accounting method for our convertible notes;

•
the impact of the fundamental change repurchase feature and change of control repurchase feature of the securities purchase agreement governing our Second Lien Notes on our price or potential as a takeover target;

•	the dilution or price depression of our common stock that may occur as a result of the conversion of our convertible notes and/or Searchlight warrants;

•
our ability to meet the continued listing requirements of The Nasdaq Stock Market (“Nasdaq”), in particular given our recent history of delinquent periodic filings with the U.S. Securities and Exchange Commission (“SEC”) and maintaining a minimum stock price pursuant to Nasdaq rules;

•	our eligibility to use Form S-3 to register the offer and sale of securities, which Form we are not currently eligible to use;

•	conflicts between our interests and the interests of our largest stockholders;

•	volatility of the market price of our securities;

•	anti-takeover provisions contained in our charter and bylaws;

•	the dilution of our common stock if we issue additional equity or convertible debt securities; and

•	other risks and factors listed under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017 as filed with the SEC on April 2, 2018 (the “2017 Form 10-K”).

Overview of the Company

We are a leading provider of media and satellite-based connectivity to fast-growing, global mobility markets across air, sea and land. Our principal operations and decision-making functions are located in North America, South America and Europe. Prior to the EMC Acquisition, our business consisted of two operating segments: Content and Connectivity. Following the EMC Acquisition, the acquired EMC business became a third operating segment, which we called Maritime & Land Connectivity, and we renamed our other two segments as Media & Content and Aviation Connectivity. In the second quarter of 2017, we reorganized our business from three operating segments back into two operating segments: Media & Content and Connectivity. However, for purposes of our goodwill impairment testing, we continue to have three separate reporting units: Aviation Connectivity, Maritime & Land Connectivity and Media & Content. This Form 10-Q, including our financial results, reflects our revised segment structure consisting of these two operating segments: Media & Content and Connectivity. Accordingly, our results for the three months ended March 31, 2017 presented herein, as pertaining to segment information, have been recast to conform to the current segment presentation.

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

For the three months ended March 31, 2018 and 2017, we reported revenue of $156.5 million and $152.6 million, respectively. For the three months ended March 31, 2018, our Media & Content and Connectivity segments accounted for 48% and 52% of our total revenue, respectively. For the three months ended March 31, 2017, our Media & Content and Connectivity segments accounted for 50% and 50% of our total revenue, respectively. For the three months ended March 31, 2018 and 2017, one airline customer, Southwest Airlines, Inc. (“Southwest Airlines”), accounted for 18% and 18%, respectively, of our total revenue.

Recent Developments

Changes to our Board of Directors and Management

Effective April 1, 2018, our Board appointed Jeffrey A. Leddy to the newly created position of Executive Chairman of the Company and appointed Joshua B. Marks to replace Mr. Leddy as CEO. Both Mr. Leddy, as Executive Chairman, and Mr. Marks, as CEO, report directly to the Board. Also effective on that date, Mr. Leddy became Chairman of the Board, and Mr. Marks joined our Board as a Class I director. As Chair of the Board, Mr. Leddy succeeded Edward L. Shapiro who became the Board’s Lead Independent Director.

Pursuant to the terms of the Searchlight investment discussed below, the Company increased the size of its Board to eleven members, and appointed each of Eric Zinterhofer and Eric Sondag as Class III directors (as such term is used in the Company’s certificate of incorporation) of the Board, with a term expiring in 2020.

Searchlight Capital Partners Investment

On March 27, 2018 we issued $150 million in aggregate principal amount of our second lien notes due 2023 to Searchlight Capital Partners, L.P. (“Searchlight”). Interest on the notes will initially be payable in kind (compounded semi-annually) at a rate of 12.0% per annum. Interest will automatically convert to accruing cash pay interest at a rate of 10.0% per annum upon the earlier of (i) March 15, 2021 and (ii) the last day of the most recently ended fiscal quarter of the Company for which financial statements have been delivered for which the Company’s “total net leverage ratio” has decreased to 3.39 to 1.0. Our “total net leverage ratio” is as defined in the purchase agreement relating to the notes, and uses a “Consolidated EBITDA” definition that is different than the “Adjusted EBITDA” figure that we publicly report to our investors. In connection therewith, we issued to Searchlight a warrant to purchase approximately 18.1 million shares of our common stock for $0.01 per share. This warrant is not exercisable until January 1, 2021, and only then if the 45-day volume weighted average price of the Company’s common stock has been at or above $4.00 per share following the closing. Searchlight also received a “market warrant” to purchase an additional 13.0 million shares of our common stock for $1.57 per share. The market warrant is not exercisable until January 1, 2021, and only then if the 45-day volume-weighted average price of the Company’s common stock has been at or above $2.40 per share following the closing. Searchlight may not transfer the notes, the warrants or the shares underlying the warrants to an unaffiliated third party before January 1, 2021. The net proceeds from the transaction were approximately $143.0 million, after payment of fees and expenses. In the second quarter of 2018, we used a portion of the proceeds to repay the full $78 million principal balance on our revolving credit facility, following which the full $85 million facility (reduced for approximately $6.2 million in letters of credit outstanding thereunder) became (and remains) available. We anticipate using the remaining proceeds of the issuance of the notes for growth initiatives and other general corporate purposes.

ASU 2014-09, Revenue from Contracts with Customers (Topic 606) Adoption

On January 1, 2018, we adopted ASU 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09” or “Topic 606”) and all related amendments and applied the concepts to all contracts which were not completed as of January 1, 2018 using the modified retrospective method, recognizing the cumulative effect of applying the new standard as an adjustment to the opening balance of retained earnings. Results for reporting periods beginning after January 1, 2018 are presented under Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with our historical accounting policies.

We recorded a net reduction to opening accumulated deficit of $0.9 million as of January 1, 2018 due to the cumulative impact of adopting Topic 606, with the impact primarily related to the recognition of our contract assets which had been expensed in the previous year. The impact to revenues for the quarter ended March 31, 2018 was a decrease of $0.7 million and a decrease in cost of goods sold of $0.4 million as a result of applying Topic 606.

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

The Tax Act also adds many new provisions including changes to bonus depreciation, the deduction for executive compensation and interest expense, a tax on global intangible low-taxed income (GILTI), the base erosion anti-abuse tax (BEAT) and a deduction for foreign-derived intangible income (FDII). Many of these provisions, including the tax on GILTI, the BEAT, and the deduction for FDII, do not apply to the Company until its 2018 tax year.

On December 22, 2017, Staff Accounting Bulletin No. 118 ("SAB 118") was issued to address the application of generally accepted accounting principles in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the 2017 Tax Act.

In accordance with SAB 118, we have estimated the impacts of the Tax Act using information known at this time, including an income tax benefit of $4.6 million in the year ended December 31, 2017 reflecting the revaluation of our net deferred tax liability based on a U.S. federal tax rate of 21 percent and no estimated tax impact related to the estimated repatriation toll charge of $18.5 million, fully offset by the current year net operating loss and corresponding release of valuation allowance. Our management is still evaluating the effects of the Tax Act provisions, and the assessment does not purport to disclose all change of the Tax Act that could have material positive or negative impacts on our current or future tax positions.

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

Media & Content Segment

The growth of our Media & Content segment is dependent upon a number of factors, including the growth of in-flight entertainment (“IFE”) systems, our customers' demand for content and games across global mobility markets, the general availability of content to license from our studio partners, pricing from our competitors and our ability to manage the underlying economics of content licensing by studio. Also, as mobility connectivity services become less costly and capable of faster speeds, the availability of “over the top” services like Netflix represents a potential source of future competition for our Media & Content segment. We believe that customer demand for content and games will continue to grow in the foreseeable future and we intend to capitalize on this opportunity, but our ability to do so in part depends on our ability to harness passenger data and analytics in order to improve and customize our offerings.

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

Our Connectivity segment is significantly dependent on satellite-capacity providers for satellite bandwidth and certain equipment and servers required to deliver the satellite stream, rack space at the supplier's data centers to house the equipment and servers and network operations service support. Through the EMC Acquisition, we expanded the number of our major suppliers of satellite capacity and became a party to an agreement with Intelsat S.A. We also purchase radomes, satellite antenna systems and rings from key suppliers. Any interruption in supply from these important vendors could have a material impact on our ability to sell equipment and/or provide connectivity services to our customers. In addition, some of our satellite-capacity providers (many of whom are well capitalized) are now entering our markets and have begun competing with our service offerings, which has challenged our business relationships with them.

The growth of our Connectivity segment is dependent upon a number of factors, including the rates at which we increase the number of installed connectivity systems for new and existing customers, customer demand for connectivity services and the prices at (and pricing models under) which we can offer them, government regulations and approvals, customer adoption, take rates (or overall usage of our connectivity services by end-users), the general availability and pricing of satellite bandwidth globally, pricing pressures from our competitors, general travel industry trends, new and competing connectivity technologies and our ability to manage the underlying economics of connectivity services on a global basis.

Our cost of sales, the largest component of our operating expenses, varies from period to period, particularly as a percentage of revenue, based upon the mix of the underlying equipment and service revenue that we generate. Cost of sales also varies period to period as we acquire new customers and to accommodate the growth of our Connectivity segment. During 2017 and 2018 we continued to increase our investment in satellite capacity over North America and the Middle East to facilitate the growth of our existing and new connectivity customer base, which included purchases of satellite transponders. Depending on the timing of our satellite expenditures, our cost of sales as a percentage of our revenue may fluctuate from period to period.

For the three months ended March 31, 2018, a substantial amount of our Connectivity segment’s revenue was derived from Southwest Airlines, a U.S. based airline. In December 2016, we entered into a new contract with Southwest Airlines that extended the term of services through 2025, and includes a commitment from Southwest for live television services. Although not so stipulated under the new contract, we have continued to install our connectivity systems on additional Southwest Airlines aircraft. Under the new contract, we committed to deploy increased service capacity (and our patented technology) to deliver a significantly enhanced passenger experience. Starting on July 1, 2017, we transitioned to a “monthly recurring charge” revenue model with Southwest Airlines that provides us with long-term revenue visibility. The new contract also provides for additional rate cards for ancillary services and the adoption of a fleet management plan.

We plan to further expand our connectivity operations internationally to address opportunities in non-U.S. markets. As we expand our business further internationally in places such as the Middle East, Europe, Asia Pacific and Latin America, we will continue to incur significant incremental upfront expenses associated with these growth opportunities.

Material Weaknesses

We must expend significant time and resources remediating material weaknesses in our internal control over financial reporting. These weaknesses relate to our entity level control environment, financial statement close and reporting process, intercompany process, business combination, significant and unusual non-routine transactions, inventory, content library, internally developed software, long lived assets, goodwill impairment, accounts payable and accrued liabilities, revenue processes, license fee accruals, income taxes, payroll, stock-based compensation, treasury, and information technology processes. We may identify additional deficiencies that constitute material weaknesses as we continue to remediate our existing material weaknesses.

We are strongly committed to addressing these material weaknesses, which we believe will strengthen our business and we have commenced our remediation in this regard. However, we are uncertain as to our timing to complete that remediation, the extent to which such efforts will deplete our cash reserves and our ability to succeed in that remediation. If we are unable to establish and maintain effective internal control over financial reporting, we may be unable to timely file our periodic SEC reports or identify and forecast certain business trends and certain aspects of our financial performance, which could negatively impact our ability to focus on and achieve our business objectives.

Key Components of Consolidated Statements of Operations
There have been no material changes to our key components of our Condensed Consolidated Statements of Operations as described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2017 Form 10-K.

Critical Accounting Policies

The preparation of our condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the notes to the financial statements. Some of those judgments can be subjective and complex, and therefore, actual results could differ materially from those estimates under different assumptions or conditions. A summary of our critical accounting policies is presented in Part II, Item 7, of our 2017 Form 10-K. On January 1, 2018, we adopted ASU 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”) and all related amendments. See Note 2. Basis of Presentation and Summary of Significant Accounting Policies. There were no other material changes to our critical accounting policies during the three months ended March 31, 2018.

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

Unaudited Condensed Consolidated Statement of Operations Data (in thousands):

	Three Months Ended March 31,
	2018	2017
Revenue	$156,497	$152,592
Operating expenses:
Cost of sales	118,496	110,540
Sales and marketing	9,654	11,012
Product development	8,358	7,649
General and administrative	38,285	35,321
Provision for legal settlements	516	475
Amortization of intangible assets	10,747	11,008
Goodwill impairment	—	78,000
Total operating expenses	186,056	254,005
Loss from operations	(29,559)	(101,413)
Other expense	(13,434)	(6,993)
Loss before income taxes	(42,993)	(122,795)
Income tax (benefit) expense	(4,709)	2,816
Net loss	$(38,284)	$(125,611)

The following table provides, for the periods presented, the depreciation expense included in the above line items (in thousands):

	Three Months Ended March 31,
	2018	2017
Cost of sales	$8,067	$6,214
Sales and marketing	788	831
Product development	686	577
General and administrative	3,127	2,701
Total	$12,668	$10,323

The following table provides, for the periods presented, the stock-based compensation expense included in the above line items (in thousands):

	Three Months Ended March 31,
	2018	2017
Cost of sales	$179	$87
Sales and marketing	194	175
Product development	311	171
General and administrative	2,960	1,419
Total	$3,644	$1,852

The following table provides, for the periods presented, our results of operations, as a percentage of revenue, for the periods presented:

	Three Months Ended March 31,
	2018	2017
Revenue	100%	100%
Operating expenses:
Cost of sales	76%	72%
Sales and marketing	6%	7%
Product development	5%	5%
General and administrative	24%	23%
Provision for legal settlements	—%	—%
Amortization of intangible assets	7%	7%
Goodwill impairment	—%	51%
Total operating expenses	119%	166%
Loss from operations	(19)%	(66)%
Other expense	(9)%	(4)%
Loss before income taxes	(27)%	(80)%
Income tax (benefit) expense	(3)%	2%
Net loss	(24)%	(82)%

Three Months Ended March 31, 2018 and 2017

Operating Segments

Segment revenue, expenses and gross margin for the three months ended March 31, 2018 and 2017 derived from each of our Media & Content and former Aviation Connectivity and Maritime & Land Connectivity segments were as follows (in thousands):

	Three Months Ended March 31,
	2018	2017
Revenue:
Media & Content
Licensing and services	$74,915	$76,380
Connectivity
Services	71,611	67,263
Equipment	9,971	8,949
Total	81,582	76,212
Total revenue	$156,497	$152,592
Gross margin:
Media & Content	$20,444	$22,125
Connectivity	17,557	19,927
Total gross margin	38,001	42,052
Other operating expenses	67,560	143,465
Loss from operations	$(29,559)	$(101,413)

Revenue

Media & Content

Media & Content operating segment revenue for the three months ended March 31, 2018 and 2017 was as follows (in thousands):

	Three Months Ended March 31,
	2018	2017	Change
Licensing and services	$74,915	$76,380	(2)%

Media & Content Licensing and Services Revenue

Media & Content licensing and services revenue decreased $1.5 million, or 2%, to $74.9 million for the three months ended March 31, 2018 as compared to $76.4 million for the three months ended March 31, 2017. The decline was primarily due to non-recurring advertising revenues recognized during the three months ended March 31, 2017 which did not repeat during the three months ended March 31, 2018.

Connectivity
Connectivity operating segment revenue for the three months ended March 31, 2018 and 2017 was as follows (in thousands):

	Three Months Ended March 31,
	2018	2017	Change
Services	$71,611	$67,263	6%
Equipment	9,971	8,949	11%
Total	$81,582	$76,212	7%

Connectivity Service Revenue

Services revenue from our Connectivity operating segment increased $4.3 million, or 6%, to $71.6 million for the three months ended March 31, 2018, compared to $67.3 million for the three months ended March 31, 2017. The increase was predominantly from our maritime and land businesses of $3.3 million, driven by new customer wins and capacity increases across our service lines. The remainder of the increase was driven by an increase in the number of planes utilizing our Connectivity services.

Connectivity Equipment Revenue

Equipment revenue from our Connectivity operating segment increased $1.0 million, or 11%, to $10.0 million for the three months ended March 31, 2018, compared to $8.9 million for the three months ended March 31, 2017. The increase was primarily as a result of increased equipment sales to our aviation customers due to additional installations to our existing customers.

Cost of Sales

Media & Content

Media & Content operating segment cost of sales for the three months ended March 31, 2018 and 2017 was as follows (in thousands):

	Three Months Ended March 31,
	2018	2017	Change
Licensing and services	$54,471	$54,255	—%

Media & Content cost of sales increased $0.2 million, or 0%, to $54.5 million for the three months ended March 31, 2018, compared to $54.3 million for the three months ended March 31, 2017. Cost of sales however increased as a proportion of Media & Content revenues to 73% for the three months ended March 31, 2018 compared to 71% for the three months ended March 31, 2017. The relatively higher cost of content (as percentage of revenue) was due to the commercial mix in our film library.

Connectivity

Cost of sales for our Connectivity segment for the three months ended March 31, 2018 and 2017 was as follows (in thousands):

	Three Months Ended March 31,
	2018	2017	Change
Services	$57,943	$48,617	19%
Equipment	6,082	7,668	(21)%
Total	$64,025	$56,285	14%

Connectivity services cost of sales increased $9.3 million, or 19%, to $57.9 million for the three months ended March 31, 2018 compared to $48.6 million for the three months ended March 31, 2017. As a percentage of Connectivity service revenue, Connectivity service cost of sales increased to 81% during the three months ended March 31, 2018, as compared to 72% for the three months ended March 31, 2017. This increase was predominantly driven by increased bandwidth and backhaul costs. Additionally, depreciation increased principally as a result of our new transponders.

Connectivity equipment cost of sales decreased $1.6 million, or 21%, to $6.1 million for the three months ended March 31, 2018 compared to $7.7 million for the three months ended March 31, 2017. As a percentage of Equipment revenue, Connectivity equipment cost of sales decreased to 61% during the three months ended March 31, 2018, as compared to 86% for the three months ended March 31, 2017. The decrease was primarily driven by improved product mix.

Other Operating Expenses

Other operating expenses for the three months ended March 31, 2018 and 2017 were as follows (in thousands):

	Three Months Ended March 31,
	2018	2017	Change
Sales and marketing	$9,654	$11,012	(12)%
Product development	8,358	7,649	9%
General and administrative	38,285	35,321	8%
Provision for legal settlements	516	475	9%
Amortization of intangible assets	10,747	11,008	(2)%
Goodwill impairment	—	78,000	(100)%
Total	$67,560	$143,465	(53)%

Sales and Marketing

Sales and marketing expenses decreased $1.4 million, or 12%, to $9.7 million for the three months ended March 31, 2018 as compared to $11.0 million for the three months ended March 31, 2017. The decrease reflects synergies from integrating sales and marketing functions.

Product Development

Product development expense increased $0.7 million, or 9%, to $8.4 million for the three months ended March 31, 2018 compared to $7.6 million for the three months ended March 31, 2017. This increase was primarily a result of increased employee costs and hardware maintenance costs as a result of ongoing product development projects.

General and Administrative

General and administrative costs increased $3.0 million, or 8%, to $38.3 million during the three months ended March 31, 2018 compared to $35.3 million for the three months ended March 31, 2017. The increase was predominantly as a result of increased employee costs, including stock based compensation, as we continue to strengthen our team as well as increased professional service fees including audit related fees.

Provision for Legal Settlements

The provision for legal settlements remained consistent at $0.5 million during the three months ended March 31, 2018 compared to the three months ended March 31, 2017. See Note. 9 Commitments and Contingencies.

Amortization of Intangible Assets

Amortization expense decreased $0.3 million, or 2%, to $10.7 million during the three months ended March 31, 2018 as compared to $11.0 million for the three months ended March 31, 2017. The decrease was due to a portion of our acquired intangible assets from prior acquisitions becoming fully amortized during the period.

Goodwill Impairment

No goodwill impairment trigger was identified during the three months ended March 31, 2018.

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

Other Expense

Other expense for the three months ended March 31, 2018 and 2017 was as follows (in thousands):

	Three Months Ended March 31,
	2018	2017	Change
Interest expense, net	$(15,597)	$(10,964)	42%
Loss on extinguishment of debt	—	(14,389)	(100)%
Income from equity method investments	1,161	1,539	(25)%
Change in fair value of derivatives	564	2,920	(81)%
Other (income) expense, net	438	(488)	(190)%
Total	$(13,434)	$(21,382)	(37)%

Other expense decreased $7.9 million, or 37%, to $13.4 million for the three months ended March 31, 2018 compared to expense of $21.4 million for the three months ended March 31, 2017. The decrease was primarily as a result of the loss on extinguishment of debt of $14.4 million incurred during the three months ended March 31, 2017 arising as a result of the refinancing of the legacy EMC indebtedness into a larger credit facility. Additionally, the change in fair value of our derivative instruments resulted in income of $0.6 million during the three months ended March 31, 2018 compared to income of $2.9 million during the three months ended March 31, 2017—a decrease of $2.4 million. Partially offsetting this was an increase in interest expense of $4.6 million, or 42%, during the three months ended March 31, 2018 as a result of our increased long term debt balance.

Income Tax Expense

The Company recorded an income tax benefit of $4.7 million and provision of $2.8 million for the three months ended March 31, 2018 and 2017, respectively. The tax benefit for the three months ended March 31, 2018 is primarily attributable to the realizable benefit against the Company’s deferred tax liabilities than can be reduced by the U.S. federal indefinite life net operating loss carryover that is no longer subject to expiration pursuant to the Tax Cuts and Jobs Act of 2017. The tax provision during the three months ended March 31, 2017 is primarily attributable to foreign income taxes and change in the valuation allowance.

Financial Condition, Liquidity and Capital Resources

Selected financial data for the periods presented below were as follows (in thousands):

	March 31, 2018	December 31, 2017
Cash and cash equivalents	$168,931	$48,260
Total assets	954,971	860,584
Current portion of long-term debt	16,656	20,106
Long-term debt	719,427	598,958
Total stockholders’ deficit	(35,042)	(25,475)

Current Financial Condition

The following reflects the financial condition of our business and operations as of March 31, 2018 as well as certain developments relating thereto through the date of filing of this Form 10-Q:

As of March 31, 2018, our principal sources of liquidity were our cash and cash equivalents of $168.9 million, which primarily were invested in cash and money market funds in banking institutions in the U.S., Canada and Europe and to a lesser extent in Asia Pacific. Our cash position increased during the three months ended March 31, 2018 primarily due to the Searchlight investment which provided net proceeds of $143.0 million in exchange for $150.0 million in aggregate principal amount of our new Second Lien Notes combined with warrants to acquire an aggregate of 18,065,775 shares of our common stock, at an exercise price of $0.01 per share (the “Penny Warrants”), and warrants to acquire an aggregate of 13,000,000 shares of our common stock at an exercise price of $1.57 per share (the “Market Warrants”), as has been discussed in Note 8. Financing Arrangements. Our long term debt balance increased from $619.1 million at December 31, 2017 to $736.1 million at March 31, 2018. As of March 31, 2018, we had $538.5 million, net of discounts, in term and revolving loans outstanding; $150.0 million (aggregate principal amount) of outstanding Second Lien Notes; $82.5 million (aggregate principal amount) of outstanding convertible notes; and other debt outstanding of $8.8 million. Please see Note 8. Financing Arrangements to the unaudited condensed consolidated financial statements (Part I, Item 1 of this Form 10-Q) for a discussion of our indebtedness. We used the proceeds of this indebtedness to repay then-existing indebtedness, to fund our working-capital and capital-expenditure requirements and for general corporate purposes.

As of March 31, 2018, we had approximately $3.4 million of restricted cash (which amount is excluded from the $168.9 million of cash and cash equivalents noted in the table above) which primarily attached to letters of credit between our subsidiaries and certain customers.

Our cash flows from operating activities are significantly affected by our investments in operations, including working capital and corporate infrastructure to support our ability to generate revenue and conduct operations through cost of services, product development, sales and marketing, and general and administrative activities. Cash used in operations was $4.0 million and $35.4 million for the three months ended March 31, 2018 and 2017, respectively. Cash used in investing activities has historically been, and is expected to be, impacted significantly by our investments in our platform, our infrastructure and equipment for our business offerings and resources to remediate material weaknesses. Historically, cash used for financing activities included our common stock and warrant repurchases and the repayment of debt.

As of March 31, 2018, our consolidated unrestricted cash balance was approximately $168.9 million, of which approximately $21.1 million was held by our non-U.S. subsidiaries and our long term debt balance was approximately $736.1 million. As and if we decide to repatriate our non-U.S. cash holdings from time to time, then we may incur a tax liability under U.S. tax laws on any amount that we repatriate into the U.S. In the event we elect to repatriate any of these funds, we believe we have sufficient net operating losses for the foreseeable future to offset any U.S. tax owed on repatriated income. As a result, we do not expect any such repatriation would create a tax liability in the U.S. or have a material impact on our effective tax rate. On May 10, 2018, we paid down the full outstanding principal and interest of the revolving credit facility in the amount of approximately $78.8 million.

We expect our available cash balances and cash flows from operations (combined with any availability under the revolving credit facility under the 2017 Credit Agreement) to provide sufficient liquidity to fund our current obligations and projected working-capital and capital-expenditure requirements for at least the next 12 months. To strengthen our current liquidity position and to fund our ongoing operations and/or enable us to invest in new business opportunities, we have implemented cost reduction initiatives and/or may raise additional funds through asset sales, commercial financings and new revolving and term-loan facilities and through the issuance of bonds, debentures and equity and equity-linked securities (in public or private offerings). However, market conditions, our future financial performance, our history of delays in filing our periodic SEC reports and our potential delisting from Nasdaq (if we fail to timely file our periodic SEC reports in the future), among other factors, may make it difficult or impossible for us to access debt or equity sources of capital, on favorable terms or at all, should we determine in the future to raise additional funds through these methods.

The assessment by the Company’s management that the Company will have sufficient liquidity to continue as a going concern for at least the next 12 months is based on its completion on March 27, 2018 of a second lien notes issuance (as discussed in Note 8. Financing Arrangements) which provided net cash proceeds of approximately $143.0 million and on underlying estimates and assumptions, including that the Company: (i) timely files its periodic reports with the SEC; (ii) services its indebtedness and complies with the covenants (including the financial-reporting covenants) in the agreements governing its indebtedness; and (iii) remains listed on The Nasdaq Stock Market (“Nasdaq”), including maintaining a minimum stock price pursuant to Nasdaq’s listing rules.

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

Cash and Cash Equivalents

Our cash and cash equivalents are maintained at several financial institutions. Deposits held may exceed the amount of insurance provided on such deposits. Generally, our deposits may be redeemed upon demand and are maintained with a financial institution of reputable credit and, therefore, bear minimal credit risk. Of our cash and cash equivalents as of March 31, 2018 and December 31, 2017 approximately $21.1 million and $19.7 million was held by our foreign subsidiaries, respectively. If these funds were repatriated for use in our U.S. operations, we may be required to pay income taxes in the U.S. on the repatriated amount at the tax rates then in effect, reducing the net cash proceeds to us after repatriation. In the event we elect to repatriate any of these funds we believe we have sufficient net operating losses for the foreseeable future to offset any repatriated income. As a result, we do not expect any such repatriation would create a tax liability in the U.S. or have a material impact on our effective tax rate.

Sources and Uses of Cash—Three Months Ended March 31, 2018 and 2017

A summary of our cash flow activities for the three months ended March 31, 2018 and 2017 was as follows (in thousands):

	Three Months Ended March 31,
	2018	2017
Net cash used in operating activities	$(3,953)	$(35,374)
Net cash used in investing activities	(15,244)	(20,182)
Net cash provided by financing activities	139,618	110,116
Effects of exchange rate changes on cash and cash equivalents	30	250
Net increase in cash and cash equivalents	120,451	54,810
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF PERIOD[1]	51,868	68,678
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD[1]	$172,319	$123,488

1 March 31, 2017 figures have been recast to include the impact of the adoption of ASU 2016-18. See Note 2. Basis of Presentation and Summary of Significant Accounting Policies

Cash Flows (Used in) Provided by Operating Activities

Three Months Ended March 31, 2018

Net cash used in our operating activities of $4.0 million primarily reflects our net loss of $38.3 million during the period, which included net non-cash charges of $21.0 million primarily related to depreciation and amortization expenses of $23.3 million and other items netting to a charge of $2.2 million.

The remainder of our sources of cash used in operating activities was as a result of net cash inflows of $13.3 million resulting from changes in working capital balances, predominantly driven by cash inflows as a result of a decrease in accounts receivables due to improved collections, and a decrease in other current assets. This was partially offset by an increase in inventory due to additional equipment purchased for new customers.

Cash Flows Used in Investing Activities

Three Months Ended March 31, 2018

Net cash used in investing activities during the three months ended March 31, 2018 of $15.2 million was due to purchases of property, plant and equipment, principally relating to the transponders purchased.

Cash Flows Provided by (Used in) Financing Activities

Three Months Ended March 31, 2018

Net cash provided by financing activities of $139.6 million was primarily due to net proceeds of $143.0 million received in connection with the Searchlight investment, as discussed in Note 8. Financing Arrangements. This was partially offset by repayments of principal in the amount of $3.4 million on our senior secured term loan facility.

Long-Term Debt

As of March 31, 2018 and December 31, 2017, our long-term debt consisted of the following (in thousands):

	March 31, 2018	December 31, 2017
Senior secured term loan facility, due January 2023(+)	487,500	490,625
Senior secured revolving credit facility, due January 2022(+)	78,000	78,000
Second lien notes, due 2023	124,626	—
2.75% convertible senior notes due 2035(1)	82,500	82,500
Other debt	8,823	9,075
Unamortized bond discounts, fair value adjustments and issue costs, net	(45,366)	(41,136)
Total carrying value of debt	736,083	619,064
Less: current portion, net	(16,656)	(20,106)
Total non-current	$719,427	$598,958

(+)    This facility is a component of the 2017 Credit Agreement.
(1)    The principal amount outstanding of the 2.75% convertible senior notes due 2035 as set forth in the foregoing table was
$82.5 million as of March 31, 2017, and are not the carrying amounts of this indebtedness (i.e., outstanding principal amount net of debt issuance costs and discount associated with the equity component).

The aggregate contractual maturities of all borrowings as of March 31, 2018 were as follows (in thousands):

Years Ending December 31,	Amount
2018 (remaining nine months)	$16,656
2019	22,413
2020	25,416
2021	25,046
2022	103,047
Thereafter	588,871
Total	$781,449

The foregoing table excludes earn-out liabilities of $0.1 million relating to our prior acquisitions in 2015, in which the Company agreed to future contingent earn-out obligations relating to future performance of those businesses. Potential payouts are expected on specified dates through 2020. Also excluded are future purchase commitments with some of our connectivity vendors to secure future inventory for our airline customers and commitments related to ongoing engineering and antenna projects. At March 31, 2018, we also had outstanding letters of credit in the amount of $6.8 million, of which $6.2 million was issued under the letter of credit facility under the 2017 Credit Agreement.

As of March 31, 2018, the principal balance on the Company’s outstanding term loan under the 2017 Credit Agreement was $487.5 million, and we had drawn an aggregate of $78 million on the $85 million revolving line of credit under the 2017 Credit Agreement (with approximately $6 million of letters of credit issued against the facility). As such, our remaining available capacity under the revolving-credit facility was approximately $1 million. Subsequent to March 31, 2018, we paid off the outstanding amount on the revolving line of credit with the full $85 million facility (reduced by approximately $6.2 million for outstanding letters of credit) now remaining available to us.

Covenant Compliance Under 2017 Credit Agreement

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
As of March 31, 2018 we were in compliance with the Leverage Ratio, and based on our current projections, we expect to remain in compliance with the Leverage Ratio for at least the next 12 months.
You should also refer to the section titled “Risks Related to Our Indebtedness” in Part I, Item 1A. Risk Factors in our 2017 Form 10-K, for an explanation of the consequences of our failure to satisfy these covenants.

Contractual Obligations

For a discussion of movie license and Internet protocol television commitments, minimum lease obligations, satellite capacity, and other contractual commitments as of March 31, 2018 and for periods subsequent thereon, see Note 9. Commitments and Contingencies to the unaudited condensed consolidated financial statements (contained in Part I, Item 1 of this Form 10-Q).

Off -Balance Sheet Arrangements

As of March 31, 2018, we did not have any off-balance sheet arrangements that have, or are reasonably likely to have, a material effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes during the three months ended March 31, 2018, to the information provided in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of our Annual Report on Form 10-K for the year ended December 31, 2017.

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

As of the end of the period covered by this Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) pursuant to Rule 13a-15 of the Exchange Act. Based upon that evaluation, as a result of the material weaknesses in internal control over financial reporting identified in our 2017 Form 10-K, our Chief Executive Officer (who is our principal executive officer) and Chief Financial Officer (who is our principal financial officer) concluded that as of March 31, 2018—the end of the period covered by this Form 10-Q—the Company’s disclosure controls and procedures were not effective.
Notwithstanding the material weaknesses in our internal control over financial reporting, we have concluded that the condensed consolidated financial statements included in this Form 10-Q fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States of America.

Changes in Internal Control Over Financial Reporting

We are in the process of implementing remediation initiatives to support the Company’s plan to remediate its material weaknesses as more fully described in our 2017 Form 10-K. In addition to these initiatives, management designed and implemented additional controls during the first quarter of 2018 in connection with the adoption of Topic 606. There have been no other changes in our internal control over financial reporting during the three months ended March 31, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

Certain legal proceedings in which we are involved are discussed in Part I, Item 3 of our 2017 Form 10-K and in
Note 9. Commitments and Contingencies, to the condensed consolidated financial statements included in this Form 10-Q.

There were no material updates to the legal proceedings disclosed in Part I, Item 3 of our 2017 Form 10-K, except as follows:

•
STM Litigation. With respect to the lawsuit filed by STM Atlantic N.V. and STM Group, Inc. against EMC in Delaware Superior Court, in February 2018, EMC settled the lawsuit, and pursuant to the purchase agreement whereby we purchased the EMC business, the seller of the EMC business indemnified us in full for this claim all related legal expenses.

•
Music Infringement and Related Claims. On May 3, 2018, BMG filed suit in the United States District Court for the Central District of California against us and IFP for copyright infringement and related claims and unspecified money damages. The Court has not yet set a trial date. We believe that a material loss relating to this matter is reasonably possible, but we are currently unable to estimate the amount of the potential loss at this time due to the lack of specificity in the complaint; the fact that we have not yet completed our internal investigation; the speculative nature of the claimed damages; and the varying theories and wide range of statutory damages under which damages could be measured. As such, we have not accrued any amount for this loss contingency. We intend to vigorously defend ourselves against this claim.

ITEM 1A.    RISK FACTORS

Our risk factors are described in the “Risk Factors” section of our 2017 Form 10-K. There have been no material changes to our risk factors since the filing of the 2017 Form 10-K.

ITEM 5.    OTHER INFORMATION

On May 10, 2018, Maritime Telecommunications Network, Inc. (“MTN”), one of the Company’s wholly-owned subsidiaries, and New Cingular Wireless Services, Inc. f/k/a AT&T Wireless Services, Inc. (“AT&T”), as members (“Members”) of the Company’s Wireless Maritime Services, LLC (“WMS”) joint venture, entered into an Amended and Restated Limited Liability Company Agreement of WMS (the “A&R LLC Agreement”). The A&R LLC Agreement amended the original LLC agreement to broaden the scope of WMS’s business beyond cruise ships. Because MTN agreed to broaden the scope of the WMS’s business, MTN and AT&T further agreed to remove the restrictions on their ability to compete with the WMS business and on the WMS business’s ability to compete with them. WMS agreed to cooperate with MTN to jointly go to market on opportunities that include products and services that the Company and its subsidiaries offered as of May 10, 2018.

The Company believes that these amendments enable WMS to take advantage of a broader range of market opportunities, and agreed to negotiate them in good faith when WMS advanced to MTN $6.4 million in future WMS dividends (in the form of a demand promissory note) in December 2017.

The Company qualifies the foregoing description of the A&R LLC Agreement in its entirety by reference to the full text of such agreement, which is filed as Exhibit 10.4 to this Quarterly Report on Form 10-Q.

ITEM 6.    EXHIBITS
EXHIBIT INDEX

		Incorporated by Reference
Exhibit No.	Exhibit Index	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith
2.1	Agreement and Plan of Merger and Reorganization, dated as of November 8, 2012, by and among Global Eagle Acquisition Corp., EAGL Merger Sub Corp., Row 44, Inc. and PAR Investment Partners, L.P.	10-Q	001-35176	10.2	11/14/2012
2.2	Stock Purchase Agreement, dated as of November 8, 2012, by and between Global Eagle Acquisition Corp. and PAR Investment Partners, L.P.	8-K	001-35176	10.2	11/14/2012
2.3	Asset Purchase Agreement, dated as of May 8, 2013, by and among the Company and the other parties thereto.	8-K	001-35176	2.1	7/10/2013
2.4	Letter Agreement, dated as of July 9, 2013, by and among the Company and the other parties thereto.	8-K	001-35176	2.2	7/10/2013
2.5	Sale and Purchase Agreement by and among IFES Acquisition Corp. Limited, an English company, GCP Capital Partners LLP and certain individuals, dated October 18, 2013.	8-K	001-35176	2.1	10/21/2013
2.6	Interest Purchase Agreement, dated May 9, 2016, by and between the Company and EMC Acquisition Holdings, LLC.	8-K	001-35176	2.1	5/13/2016
3.1	Second Amended and Restated Certificate of Incorporation	8-K	001-35176	3.1	2/6/2013
3.2	Amended and Restated Bylaws	8-K	001-35176	3.1	9/23/2016
4.1	Specimen Common Stock Certificate	S-1/A#4	333-172267	4.2	5/11/2011
4.2	Indenture (including the Form of Convertible Note), dated as of February 18, 2015, with respect to the Company’s 2.75% Convertible Senior Notes due 2035, between the Company and U.S. Bank National Association, as Trustee.	8-K	001-35176	4.1	2/19/2015
4.3	Second Lien Note, dated as of March 27, 2018, issued by Global Eagle Entertainment Inc.	8-K	001-35176	4.1	3/27/2018
4.4	Guaranty, dated as of March 27, 2018, made by the guarantors listed therein, in favor of the holders of the Notes.	8-K	001-35176	4.2	3/27/2018
4.5	Security Agreement, dated as of March 27, 2018, by and among the grantors party thereto and Cortland Capital Market Services LLC, as Collateral Agent.	8-K	001-35176	4.3	3/27/2018
4.6	Securities Purchase Agreement, dated as of March 8, 2018, by and among Global Eagle Entertainment Inc., Searchlight II TBO, L.P. and Searchlight II TBO-W, L.P.	8-K	001-35176	10.1	3/9/2018
4.7	Amended and Restated Registration Rights Agreement among the Company and certain holders party thereto, dated January 31, 2013.	8-K	001-35176	10.1	2/6/2013
4.8	Amendment No. 1 to the Amended and Restated Registration Rights Agreement among the Company and certain holders party thereto, dated October 21, 2013.	8-K	001-35176	10.4	10/21/2013
4.9	Consent to the Amended and Restated Registration Rights Agreement among the Company and certain holders thereto, dated April 20, 2018.					X
4.10	Settlement Agreement, dated August 9, 2016, between the Company and UMG Recordings, Inc., Capitol Records, LLC, Universal Music Corp. and entities affiliated therewith.	S-3	333-214065	4.5	10/11/2016
4.11	Registration Rights Agreement, dated August 9, 2016, between the Company and UMG Recordings, Inc.	S-3	333-214065	4.5(B)	10/11/2016
4.12	Registration Rights Agreement, dated as of July 27, 2016, by and among the Company, EMC Acquisition Holdings, LLC and the other holders party thereto.	8-K	001-35176	10.11	8/2/2016
10.1+	OEM Purchase and Development Agreement, dated October 12, 2009, by and between TECOM Industries, Inc. and Row 44, Inc., as amended on December 19, 2011, December 23, 2011, January 6, 2012 and January 18, 2012.	8-K/A#2	001-35176	10.8	5/16/2013
10.2	Voting Rights Waiver Agreement between the Company and Putnam Investment Management, LLC, dated October 21, 2013.	8-K	001-35176	10.5	10/21/2013
10.3+	Second Amended and Restated Supply and Services Agreement, dated December 13, 2016, by and between the Company and Southwest Airlines Co.	8-K	001-35176	10.1	12/13/2016
10.4+
Amended and Restated Limited Liability Company Agreement of Wireless Maritime Services, LLC, dated as of May 10, 2018, by and between New Cingular Wireless Services, Inc. f/k/a AT&T Wireless Services, Inc. and Maritime Telecommunications Network, Inc.
						X
10.5	Credit Agreement, dated as of January 6, 2017, by and among the Company, the subsidiary guarantors party thereto, Citibank, N.A., as the administrative agent, and the lenders from time to time party thereto.	8-K	001-35176	10.1	1/12/2017
10.6	First Amendment and Limited Waiver to Credit Agreement dated as of May 4, 2017, among the Company, the guarantors party thereto, the lenders party thereto, and Citibank, N.A., as administrative agent.	8-K	001-35176	10.1	5/5/2017
10.7	Amendment to First Amendment and Limited Waiver to Credit Agreement and Second Amendment to Credit Agreement, dated as of June 29, 2017, among the Company, the guarantors party thereto, the lenders party thereto, and Citibank, N.A., as administrative agent.	8-K	001-35176	10.1	6/30/2017
10.8	Second Amendment to Limited Waiver to Credit Agreement, dated as of September 13, 2017, among the Company, the guarantors party thereto, the lenders party thereto, and Citibank, N.A., as administrative agent.	8-K	001-35176	10.1	9/14/2017
10.9	Third Amendment to Limited Waiver to Credit Agreement and Third Amendment to Credit Agreement, dated as of October 2, 2017, among the Company, the guarantors party thereto, the lenders party thereto, and Citibank, N.A., as administrative agent.	8-K	001-35176	10.1	10/3/2017
10.10	Extension Letter, dated as of October 6, 2017, among the Company and the lenders party thereto.	8-K	001-35176	10.1	10/12/2017
10.11	Fourth Amendment to Limited Waiver to Credit Agreement and Fourth Amendment to Credit Agreement, dated as of October 31, 2017, among the Company, the guarantors party thereto, the lenders party thereto, and Citibank, N.A., as administrative agent.	8-K	001-35176	10.1	11/1/2017
10.12	Extension Letter, dated as of November 15, 2017, among the Company and the lenders party thereto.	8-K	001-35176	10.1	11/16/2017
10.13	Fifth Amendment to Limited Waiver to Credit Agreement and Fifth Amendment to Credit Agreement, dated as of December 22, 2017, among Global Eagle Entertainment Inc., the guarantors party thereto, the lenders party thereto, and Citibank, N.A., as administrative agent.	8-K	001-35776	10.1	12/27/2017
10.14	Sixth Amendment, dated as of March 8, 2018, to Credit Agreement, among Global Eagle Entertainment Inc., the guarantors party thereto, the lenders party thereto and Citibank, N.A, as Administrative Agent.	8-K	001-35776	10.02	3/9/2018
10.15	Security Agreement, dated as of January 6, 2017, by and among the Company, the grantors party thereto and Citibank, N.A., as the agent.	8-K	001-35176	10.2	1/12/2017
10.16	Intercreditor and Subordination Agreement, dated as of March 27, 2018, by and among the grantors party thereto, Citibank, N.A., as administrative agent, and Cortland Capital Market Services LLC, as collateral agent.	8-K	001-35176	10.1	3/27/2018
10.17	Penny Warrant, dated as of March 27, 2018, issued by Global Eagle Entertainment Inc. to Searchlight II TBO-W, L.P.	8-K	001-35176	10.2	3/27/2018
10.18	Market Warrant, dated as of March 27, 2018, issued by Global Eagle Entertainment Inc. to Searchlight II TBO-W, L.P.	8-K	001-35176	10.3	3/27/2018
10.19	Warrantholders Agreement, dated as of March 27, 2018, by and among Global Eagle Entertainment Inc. and Searchlight II TBO-W, L.P.	8-K	001-35176	10.4	3/27/2018
10.20	ABRY Nomination Agreement, dated May 9, 2016, between the Company and EMC Holdco 2 B.V.	8-K/A	001-35176	10.1	5/16/2016
10.21	Notice of Termination of Board Seat Right, dated February 12, 2018.					X
10.22*	Executive Employment Agreement, dated July 9, 2014, by and between the Company and David M. Davis.	8-K	001-35176	10.3	7/15/2014
10.23*	Amendment No. 1 to the Executive Employment Agreement, dated April 12, 2015, by and between the Company and David M. Davis.	8-K	001-35176	10.1	4/16/2015
10.24*	Amendment No. 2 to the Executive Employment Agreement, dated March 10, 2016, by and between the Company and David M. Davis.	10-K	001-35176	10.30	3/17/2016
10.25*	Waiver of Claims, General Release and Non-Solicitation Agreement, dated February 20, 2017, between the Company and David M. Davis.	8-K	001-35176	10.2	2/21/2017
10.26*	Consulting Agreement, dated as of February 21, 2017, between the Company and David M. Davis.	8-K	001-35176	10.3	2/21/2017
10.27*	Employment Agreement, dated August 6, 2014, by and between the Company and Wale Adepoju.	10-K	001-35176	10.42	3/17/2016
10.28*	Employment Agreement, dated March 11, 2016, by and between the Company and Stephen Ballas.	10-Q	001-35176	10.2	5/9/2016
10.29*	Amended and Restated Employment Agreement, dated as of August 9, 2016, by and between the Company and Zant Chapelo.	10-Q	001-35176	10.17	8/9/2016
10.30*	Amended and Restated Employment Agreement, dated as of August 9, 2016, by and between the Company and Kevin Trosian.	10-Q	001-35176	10.19	8/9/2016
10.31*	Consulting Agreement, dated as of July 1, 2017, by and between the Company and Kevin Trosian.	10-K	001-35176	10.60	11/17/2017
10.32*	Amended and Restated Employment Agreement, dated as of August 9, 2016, by and between the Company and Joshua Marks.	10-Q	001-35176	10.18	8/9/2016
10.33*	Second Amended and Restated Employment Letter Agreement, dated March 23, 2018, between the Company and Joshua Marks.	10-K	001-35176	10.35	4/2/2018
10.34*	Employment Agreement, dated August 25, 2016, between the Company and Thomas Severson.	8-K	001-35176	10.1	8/26/2016
10.35*	Waiver of Claims and General Release Agreement, dated February 20, 2017, between the Company and Thomas Severson.	8-K	001-35176	10.4	2/21/2017
10.36*	Special Change of Control Bonus Plan, dated as of June 13, 2016.	8-K	001-35176	10.1(C)	8/26/2016
10.37*	Employment Letter Agreement, dated February 21, 2017, between the Company and Jeffrey A. Leddy.	8-K	001-35176	10.1	2/21/2017
10.38*	Amended and Restated Employment Letter Agreement, dated March 29, 2018, between the Company and Jeffrey A. Leddy.	10-K	001-35176	10.36	4/2/2018
10.39*	Employment Letter Agreement, dated April 7, 2017, between the Company and Paul Rainey.	8-K	001-35176	10.1	4/7/2017
10.40*	Employment Letter Agreement, dated May 8, 2017, between the Company and Sarlina See.	8-K	001-35176	10.1	5/11/2017
10.41*	Global Eagle Entertainment Inc. Amended and Restated 2013 Equity Incentive Plan.	DEF 14A	001-35176	Annex A	4/29/2016
10.42*	Amendment No. 1 to the Global Eagle Entertainment Inc. Amended and Restated 2013 Equity Incentive Plan.	10-K	001-35176	10.29	11/17/2017
10.43*	Form of Incentive Stock Option Agreement pursuant to The Global Eagle Entertainment Inc. 2013 Equity Incentive Plan.	8-K	001-35176	10.2	12/24/2013
10.44*	Form of Nonstatutory Stock Option Agreement pursuant to The Global Eagle Entertainment Inc. 2013 Equity Incentive Plan.	8-K	001-35176	10.3	12/24/2013
10.45*	Form of Stock Restriction Agreement pursuant to The Global Eagle Entertainment Inc. 2013 Equity Incentive Plan.	8-K	001-35176	10.4	12/24/2013
10.46*	Form of Restricted Stock Unit Award Agreement for Non-Employee Directors pursuant to The Global Eagle Entertainment Inc. 2013 Equity Incentive Plan.	10-Q	001-35176	10.6	5/8/2015
10.47*	Form of Restricted Stock Unit Award Agreement for Executives pursuant to The Global Eagle Entertainment Inc. 2013 Equity Incentive Plan.	10-Q	001-35176	10.7	5/8/2015
10.48*	Form of Performance-Based Restricted Stock Unit Grant Notice and Award Agreement (TSR-Indexed).	8-K	001-35176	10.1	10/17/2016
10.49*	Form of Restricted Stock Unit Grant Notice and Award Agreement (Employee Time Vesting).	10-Q	001-35176	10.5	11/9/2016
10.50*	Form of Non-Statutory Stock Option Grant Notice and Award Agreement (Employee Time Vesting).	10-Q	001-35176	10.6	11/9/2016
10.51*	Global Eagle Entertainment Inc. 2016 Inducement and Retention Stock Plan for EMC Employees.	8-K	001-35176	10.13	8/2/2016
10.52*	Amendment No. 1 to the Global Eagle Entertainment Inc. 2016 Inducement and Retention Stock Plan for EMC Employees.	10-K	001-35176	10.31	11/17/2017
10.53*	Global Eagle Entertainment Inc. Change in Control and Severance Plan for Senior Management.	8-K	001-35176	10.2	4/7/2017
10.54*	Form of Designation Letter for the Global Eagle Entertainment Inc. Change in Control and Severance Plan for Senior Management.	8-K	001-35176	10.2(A)	4/7/2017
10.55*	Global Eagle Entertainment Inc. 2017 Omnibus Long-Term Incentive Plan	DEF 14A	001-35176	Annex B	11/28/2017
10.56*	Amendment to Global Eagle Entertainment Inc. 2017 Omnibus Long-Term Incentive Plan					X
10.57*	Form of Global Eagle Entertainment Inc. 2017 Omnibus Long-Term Incentive Plan Restricted Stock Unit Grant Notice.	10-Q	001-35176	10.22	1/31/2018
10.58*	Form of Global Eagle Entertainment Inc. 2017 Omnibus Long-Term Incentive Plan Performance-Based Restricted Stock Unit Grant Notice.	10-Q	001-35176	10.23	1/31/2018
10.59*	Form of Global Eagle Entertainment Inc. 2017 Omnibus Long-Term Incentive Non-Qualified Stock Option Grant Notice.	10-Q	001-35176	10.24	1/31/2018
10.60*	Global Eagle Entertainment Annual Incentive Plan, adopted on December 11, 2017.	10-Q	001-35176	10.25	1/31/2018
10.61*	Non-Employee Director Compensation Policy.	10-Q	001-35176	10.5	5/8/2015
10.62*	Form Indemnity Agreement (for Directors and Executive Officers).	10-Q	001-35176	10.8	11/9/2016
10.63*	Employment Letter Agreement, dated as of April 17, 2018, by and between the Company and Per Noren.					X
31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).					X
31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).					X
32.1	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.					X
32.2	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.					X
101.INS	XBRL Instance Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
*	Management contract or compensatory plan or arrangement.
+	Confidential treatment has been requested or granted for certain portions omitted from this Exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 15, 2018.

GLOBAL EAGLE ENTERTAINMENT INC.
By:	/s/ PAUL RAINEY
Paul Rainey
Chief Financial Officer
(Principal Financial Officer)