Form 10-Q
period 2018-06-30
Global Eagle Entertainment Inc.
filed 2018-08-09
CIK 1512077

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☑	Non-accelerated filer	☐	Smaller reporting company	☐	Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

(Class)	(Outstanding as of August 6, 2018)
COMMON STOCK, $0.0001 PAR VALUE	91,281,799	SHARES*

* Excludes 3,053,634 shares held by a wholly-owned subsidiary of the registrant.

GLOBAL EAGLE ENTERTAINMENT INC.
FORM 10-Q
FOR THE FISCAL QUARTER ENDED JUNE 30, 2018

PART I — FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

GLOBAL EAGLE ENTERTAINMENT INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In thousands, except share and per share amounts)

	June 30, 2018	December 31, 2017
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$37,403	$48,260
Restricted cash	5,390	3,608
Accounts receivable, net	103,415	113,545
Inventories	32,719	28,352
Prepaid expenses	16,949	13,486
Other current assets	21,482	20,923
TOTAL CURRENT ASSETS:	217,358	228,174
Content library	8,101	8,686
Property, plant and equipment, net	190,716	195,029
Goodwill	159,610	159,696
Intangible assets, net	101,659	122,582
Equity method investments	135,430	137,299
Other non-current assets	11,603	9,118
TOTAL ASSETS	$824,477	$860,584
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$188,231	$205,036
Deferred revenue	8,472	6,508
Current portion of long-term debt	19,595	20,106
Other current liabilities	9,661	7,785
TOTAL CURRENT LIABILITIES:	225,959	239,435
Deferred revenue, non-current	1,089	1,079
Long-term debt	633,527	598,958
Deferred tax liabilities	8,590	16,247
Other non-current liabilities	34,455	30,340
TOTAL LIABILITIES	903,620	886,059

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ DEFICIT:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized, 0 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	—	—
Common stock, $0.0001 par value; 375,000,000 shares authorized, 94,337,195 and 93,834,805 shares issued, 91,283,571 and 90,781,171 shares outstanding, at June 30, 2018 and December 31, 2017, respectively	10	10
Treasury stock, 3,053,634 shares at June 30, 2018 and December 31, 2017	(30,659)	(30,659)
Additional paid-in capital	809,369	779,565
Subscriptions receivable	(591)	(578)
Accumulated deficit	(857,051)	(773,791)
Accumulated other comprehensive loss	(221)	(22)
TOTAL STOCKHOLDERS’ DEFICIT	(79,143)	(25,475)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$824,477	$860,584
* See Note 2. Basis of Presentation and Summary of Significant Accounting Policies

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GLOBAL EAGLE ENTERTAINMENT INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenue:
Licensing and services	$156,428	$146,148	$302,954	$289,790
Equipment	9,534	9,594	19,505	18,544
Total revenue	165,962	155,742	322,459	308,334
Cost of sales:
Licensing and services	122,304	108,923	234,795	211,795
Equipment	4,427	9,167	10,415	16,835
Total cost of sales	126,731	118,090	245,210	228,630
Gross margin	39,231	37,652	77,249	79,704
Operating expenses:
Sales and marketing	10,877	10,029	20,492	21,041
Product development	9,872	7,942	18,206	15,591
General and administrative	29,799	34,929	68,235	70,250
Provision for legal settlements	(141)	—	375	475
Amortization of intangible assets	10,357	10,860	20,920	21,868
Goodwill impairment	—	—	—	78,000
Total operating expenses	60,764	63,760	128,228	207,225
Loss from operations	(21,533)	(26,108)	(50,979)	(127,521)
Other (expense) income:
Interest expense, net	(19,755)	(14,807)	(35,352)	(25,771)
Loss on extinguishment of debt	—	—	—	(14,389)
Income from equity method investments	428	601	1,589	2,140
Change in fair value of derivatives	(655)	(445)	(91)	2,475
Other (expense) income, net	(673)	653	(347)	165
Loss before income taxes	(42,188)	(40,106)	(85,180)	(162,901)
Income tax (benefit) expense	3,722	4,024	(987)	6,840
Net loss	$(45,910)	$(44,130)	$(84,193)	$(169,741)

Net loss per share – basic and diluted	$(0.50)	$(0.52)	(0.93)	(1.99)
Weighted average shares outstanding – basic and diluted	91,057	85,496	90,925	85,468
* See Note 2. Basis of Presentation and Summary of Significant Accounting Policies

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GLOBAL EAGLE ENTERTAINMENT INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net loss	$(45,910)	$(44,130)	$(84,193)	$(169,741)
Other comprehensive income (loss):
Unrealized foreign currency translation adjustments	199	(47)	199	9
Other comprehensive income (loss)	199	(47)	199	9
Comprehensive loss	$(45,711)	$(44,177)	$(83,994)	$(169,732)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GLOBAL EAGLE ENTERTAINMENT INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT (UNAUDITED)
(In thousands)

	Common Stock		Treasury Stock		Additional	Subscriptions	Accumulated	Accumulated Other	Total
	Shares	Amount	Shares	Amount	Paid-in Capital	Receivable	Deficit	Comprehensive Loss	Stockholders’ Deficit
Balance at December 31, 2017	93,835	$10	(3,054)	$(30,659)	$779,565	$(578)	$(773,791)	$(22)	$(25,475)
Adoption of ASC 606 - Cumulative Adjustment	—	—	—	—	—	—	933	—	933
Equity warrants issued in connection with Second Lien Notes	—	—	—	—	24,196	—	—	—	24,196
Restricted stock units vested and distributed, net of tax	502	—	—	—	(260)	—	—	—	(260)
Stock-based compensation	—	—	—	—	5,868	—	—	—	5,868
Interest income on subscription receivable	—	—	—	—	—	(13)	—	—	(13)
Net loss	—	—	—	—	—	—	(84,193)	—	(84,193)
Tax benefit related to the exercise of stock option	—	—	—	—	—	—	—	—	—
Comprehensive loss, net of tax	—	—	—	—	—	—		(199)	(199)
Balance at June 30, 2018	94,337	10	(3,054)	(30,659)	809,369	(591)	(857,051)	(221)	(79,143)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GLOBAL EAGLE ENTERTAINMENT INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Six Months Ended June 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	(84,193)	$(169,741)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization of property, plant, equipment and intangibles	50,035	42,766
Amortization of content library	5,909	7,764
Non-cash interest expense, net	8,294	2,596
Change in fair value of derivatives	91	(2,475)
Stock-based compensation	5,868	2,843
Impairment of goodwill	—	78,000
Loss (gain) on disposal of fixed assets	(16)	517
Loss on extinguishment of debt	—	14,389
Earnings from equity method investments	(1,589)	(2,140)
Distributions from equity method investments	—	4,900
Provision (recovery of) for bad debts	(802)	2,372
Deferred income taxes	(7,906)	(1,278)
Other	(650)	(1,466)
Changes in operating assets and liabilities:
Accounts receivable	5,211	(4,988)
Inventories	(7,336)	(4,404)
Prepaid expenses and other current assets	138	4,870
Content library	(4,817)	(8,967)
Other non-current assets	(598)	(142)
Accounts payable and accrued liabilities	(14,972)	(24,281)
Deferred revenue	2,157	(237)
Other current liabilities	2,349	(764)
NET CASH USED IN OPERATING ACTIVITIES	(42,827)	(59,866)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(24,472)	(42,888)
Settlement of EMC Working Capital	—	1,250
NET CASH USED IN INVESTING ACTIVITIES	(24,472)	(41,638)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of Second Lien Notes and equity warrants	150,000	—
Proceeds from issuance of debt, net of $15,000 discount	—	485,000
Issuance costs	(6,968)	(17,893)
Repayments of EMC indebtedness	—	(412,400)
Repayment of revolving credit facility	(78,000)	—
Proceeds from borrowings	—	50,000
Repayments of long-term debt	(6,712)	(3,684)
Payment of contingent consideration	—	(829)
NET CASH PROVIDED BY FINANCING ACTIVITIES	58,320	100,194
Effects of exchange rate changes on cash and cash equivalents	(96)	371
Net decrease in cash and cash equivalents	(9,075)	(939)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF PERIOD[1]	51,868	68,678
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD[1]	$42,793	$67,739

SIGNIFICANT NON-CASH INVESTING AND FINANCING ACTIVITIES:

Purchase consideration for equipment included in accounts payable	$6,290	$23,500
Distributions from equity method investee to offset demand promissory note	3,430	—
Release of restricted cash held in escrow for EMC Acquisition	—	15,483

1 June 30, 2017 figures have been recast to include the impact of the adoption of ASU 2016-18. See Note 2. Basis of Presentation and Summary of Significant Accounting Policies.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GLOBAL EAGLE ENTERTAINMENT INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 1.    Business

Global Eagle Entertainment Inc. is a Delaware corporation headquartered in Los Angeles, California. Global Eagle (together with its subsidiaries, “Global Eagle” or the “Company”, “we”, “us” or “our”) is a leading provider of media and satellite-based connectivity to fast-growing, global mobility markets across air, land and sea. Global Eagle offers a fully integrated suite of rich media content and seamless connectivity solutions that cover the globe. As of June 30, 2018, our business comprises two operating segments: Media & Content and Connectivity. See Note 13. Segment Information for further discussion of the Company’s reportable segments.

Media & Content

The Media & Content operating segment selects, manages, provides lab services and distributes wholly owned and licensed media content, video and music programming, advertising, applications and video games to the airline, maritime and other “away from home” non-theatrical markets.

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

Basis of Presentation

In the opinion of the Company's management, the unaudited interim condensed consolidated financial statements have been prepared on the same basis as the Company's audited consolidated financial statements for the year ended December 31, 2017, and include all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of the Company's interim unaudited condensed consolidated financial statements for the three and six months ended June 30, 2018. The results for the three and six months ended June 30, 2018 are not necessarily indicative of the results expected for the full 2018 year. The consolidated balance sheet as of December 31, 2017 has been derived from the Company's audited balance sheet included in the Company's Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the "SEC") on April 2, 2018 (the "2017 Form 10-K").

The interim unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to SEC Form 10-Q and Article 10 of SEC Regulation S-X. They do not include all of the information and footnotes required by GAAP for complete audited financial statements. Therefore, these interim unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in the 2017 Form 10-K.

These interim unaudited condensed consolidated financial statements have been prepared on the basis of the Company having sufficient liquidity to fund its operations for at least the next twelve months from the issuance of these financial statements in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification Topic 205-40 (“ASC Topic 205-40”), Presentation of Financial Statements—Going Concern. The Company’s principal sources of liquidity have historically been its debt and equity issuances and its cash and cash equivalents (which cash and cash equivalents amounted to $37.4 million as of June 30, 2018, and $48.3 million as of December 31, 2017, respectively). The Company’s internal plans and forecasts indicate that it will have sufficient liquidity to continue to fund its business and operations for at least the next twelve months in accordance with ASC Topic 205-40.

The assessment by the Company’s management that the Company will have sufficient liquidity to continue as a going concern is based on its completion on March 27, 2018 of the issuance of its second lien notes due June 30, 2023 (the “Second Lien Notes”) (as discussed in Note 8. Financing Arrangements) which provided net cash proceeds of approximately $143.0 million (of which the Company subsequently used a portion thereof to pay down the then full outstanding principal amount, approximately $78.0 million, of its revolving credit facility) and on underlying estimates and assumptions, including that the Company: (i) timely files its periodic reports with the SEC; (ii) services its indebtedness and complies with the covenants (including the financial reporting covenants) in the agreements governing its indebtedness; and (iii) remains listed on The Nasdaq Stock Market (“Nasdaq”), including maintaining a minimum stock price pursuant to Nasdaq’s listing rules.

If the Company is unable to satisfy the covenants and obligations contained in its senior secured credit agreement dated January 6, 2017 (as amended, the “2017 Credit Agreement”), the securities purchase agreement governing its Second Lien Notes, or the indenture governing its 2.75% convertible senior notes due 2035 (the “convertible notes”), in each case, or obtain waivers thereunder (if needed), then the debtholders and noteholders could have the option to immediately accelerate the outstanding indebtedness, which the Company may not be able to repay. In addition, if the Company is unable to remain in compliance with Nasdaq’s listing requirements, then Nasdaq could determine to delist the Company’s common stock from Nasdaq, which would in turn constitute a “fundamental change” under the terms of the indenture governing the convertible notes. This would give the convertible noteholders the option to require the Company to repurchase all or a portion of their convertible notes at a repurchase price equal to 100% of the principal amount thereof. In this event, the Company may not be able to repurchase the tendered notes.

The events in the foregoing paragraph, if they occurred, could materially and adversely affect the Company’s operating results, financial condition, liquidity and the carrying value of the Company’s assets and liabilities. The Company intends to satisfy its current and future debt service obligations with its existing cash and cash equivalents and through accessing its revolving credit facility. However, the Company may not have sufficient funds or may be unable to arrange for additional financing to pay the amounts due under its existing debt instruments in the event of an acceleration event or repurchase event (as applicable). In any such event, funds from external sources may not be available on acceptable terms, if at all.

Reclassifications

Certain reclassifications have been made to the condensed consolidated financial statements of the prior year and the accompanying notes to conform to the current year presentation. Effective January 1, 2018, we adopted ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (a consensus of the FASB Emerging Issues Task Force) and as a result we reclassified the presentation of our statement of cash flows for the six months ended June 30, 2017 to conform with the new restricted cash guidance. Refer to sub-section titled Adoption of New Accounting Pronouncements below in this Note.

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

We recorded a net reduction to an opening accumulated deficit of $0.9 million as of January 1, 2018 due to the cumulative impact of adopting Topic 606, with the impact primarily related to the capitalization of contract costs previously expensed and the recognition of deferred revenue as of December 31, 2017 through accumulated deficit relating to time-based software licenses offset by the deferral of revenues for usage-based licenses that were previously recognized upfront. Applying Topic 606 resulted in a net increase of $0.3 million and a net decrease of $0.4 million to revenue, for the three and six months ended June 30, 2018, respectively. The impact to cost of goods sold for the three and six months ended June 30, 2018 was a net decrease of $0.4 million and $0.8 million, respectively, primarily relating to revenues in our Media & Content segment as a result of applying Topic 606.

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

Licensing Revenues

•
Film, Audio, and Television licensing - The Company selects, procures, manages, and distributes video and audio programming, and provides similar applications to the airline, maritime and other “away from home” non-theatrical markets. The Company delivers content compatible with Global Eagle systems as well as compatible with a multitude of third-party in-flight entertainment (“IFE”) systems. The Company acquires non-theatrical licenses from major Hollywood, independent and international film and television producers and distributors, and licenses the content to airlines, maritime companies, non-theatrical customers, and other content service providers. In addition to the content licenses, the Company provides the content literature for seat-back inflight magazines, trailers for the website, and metadata for the Inflight Entertainment systems (“IFE systems”). Revenue recognition is dependent on the nature of the customer contract. Content licenses to customers are typically categorized into usage-based or flat-fee based fee structures. For usage-based fee structures, revenue is recognized as the usage occurs. For flat-fee based structures revenue is recognized upon the available date of the license, which is typically at the beginning of each cycle, or straight-line over the license period.

•
Games and applications licensing - The Company produces games customized to suit the in-flight environment. The Company acquires multi-year licenses from game publishers to adapt third-party-branded games and concepts for in-flight use. The Company also licenses applications for use on airline customers’ IFE systems. These applications allow airlines the ability to present information and products to its customers (i.e., passengers) such as their food and beverage menu offerings, magazine content, and flight locations. Games and applications licenses are operated under usage or flat-fee based fee structures. Revenue recognition is dependent on the nature of the customer contract. Content licenses to customers are typically categorized into usage-based or flat-fee based fee structures. For usage-based fee structures, revenue is recognized as the usage occurs. For flat-fee based structures revenue is recognized upon the available date of the license, which is typically at the beginning of each cycle, or straight-line over the license period.

Services Revenues

•
Advertising Services - The Company sells airline advertisement spots to customers through the use of insertion orders with terms typically ranging between one and six months. The Company typically prices advertisements based on a total guaranteed number of impressions within a predetermined play cycle for the advertisement. Pricing is also dependent on the type of advertisement (e.g., pop-up, banner, etc.) and the type of media platform on which the advertisement will be displayed (e.g., airport lounge or IFE system). The total number of impressions are estimated upfront, based on reported flight levels and passenger data supplied by airlines. The Company acquires these advertising distribution rights from airlines via supplier agreements. These supplier agreements with airlines are normally revenue-share arrangements which provide the Company with exclusive distribution rights for the airline advertising spots and can also include a minimum guarantee payment from the Company to the airline. These agreements with airlines are generally for one to three year terms. Revenue is recognized over time as the advertisements are played and/or when the committed advertisement impressions have been delivered, which is generally spread evenly throughout the term and often the Company continues to display the advertisement after the minimum number of impressions is met. When the Company enters into revenue-sharing arrangements with the airlines, the Company evaluates whether it is the principal or agent in the arrangement with the airline. When the Company is considered the principal it reports the underlying revenue on a gross basis in its Consolidated Statements of Operations, and records these revenue-sharing payments to the airline in service costs. When the Company acts as an agent in the arrangement, the associated revenues are recorded net.

•
Lab Services - The Company addresses a variety of technical customer needs relating to content regardless of the particular IFE system being used. Content acquired from studios and producers is normally provided to the Company in certain languages, aspect ratios, and file sizes, whereas the Company’s customers (e.g., airlines) have IFE systems requiring certain aspect ratios and file sizes, and they request content in various languages for their global passenger base. The Company’s technical services include encoding, editing and metadata services, as well as language subtitle and dubbing services, and are generally performed in-house in the Company’s technical facilities (collectively, “Lab Services”). Lab Services are typically priced on a flat fee per month, ad hoc basis, or included in the content pricing. Revenue is recognized when the Lab Services performance obligation is complete and the underlying content has been accepted by and made available to the customer, both of which typically occur on the license available date of the respective content.

•
Ad Hoc Services - The Company may perform additional non-recurring implementation, configuration, interactive development or other ad hoc services connected with the games and applications delivery. These services include embedding of customer logo(s) and population of content within applications (e.g., food and beverage content within the Company’s eMealMenu application).

Connectivity

Aviation Services Revenue - Services revenue for Connectivity includes satellite-based Internet services and related technical and network operational support and management services and live television. The connectivity services provide airlines with the capability to provide its passengers’ wireless access to the Internet, enabling them to web-surf, email, text, and access live television. The connectivity experience also permits passengers to enjoy inflight entertainment, such as streaming for non-live television, and movies and video-on-demand, delivered through a web-based framework from an initial “landing page”. The revenue is recognized over time as control is transferred to the customer (i.e., the airline), which occurs continuously as customers receive the bandwidth/connectivity services.

Aviation Equipment Revenue - Equipment revenue is recognized when control passes to the customer, which occurs at the later of shipment of the equipment to the customer and obtaining the Supplemental Type Certificates (“STC”). In determining whether an arrangement exists, the Company ensures that a binding arrangement is in place, such as a purchase order or a fully executed customer-specific agreement. The Company generally believes the acceptance clauses in its contracts are perfunctory and will recognize revenue upon shipment provided that all other criteria have been met, including delivery of the STCs. In certain cases where the Company sells its equipment to an aviation customer on a stand-alone basis, it may charge a fee for obtaining STCs from the relevant aviation regulatory body, which permits the Company’s equipment to operate on certain model/type of aircraft. An STC is highly interrelated with the connectivity services as it is often required for new equipment and/or for new types of aircrafts prior to the airlines installing the equipment. When an STC is required it would not be sold separately as it has no value to the customer without the equipment and vice versa. As such, in such circumstances, the Company does not consider an STC separate from the equipment. To the extent that the Company contracts to charge STC fees in equipment-only sales, the Company will record these fees as revenue at the later of shipment of the equipment to the customer and obtaining the STC.

Maritime and Land Service Revenue - The Maritime business provides satellite telecommunications services (“connectivity services”) through the Company’s private network that utilizes very small aperture terminal (“VSAT”) satellite technology for cruise ships and ferries, commercial shipping companies, yachts, and offshore drilling platforms. The technology enables voice and data capabilities to customers with ocean-going vessels or ocean-based environments. For certain cruise ship customers, the Company also offers maritime live television services (“TV services”). The service offerings cover a wide range of end-to-end network service combinations for customers’ point-to-point and point-to-multipoint telecommunications needs. These offerings range from simple connections to customized private network solutions through a network that uses “multiple channel per carrier” or “single channel per carrier” technology with bandwidth satellite capacity and fiber optic infrastructure. The business also offers teleport services through its proprietary teleports located in Germany and the US. In conjunction with its connectivity services, the Company also provides equipment to the customer, as part of the service, for which the Company retains ownership of the equipment throughout the term of the service. Revenue is recognized over time in accordance with the transfer of control, which is continuously as the customer receives the bandwidth/ connectivity services. Certain of the Company’s contracts involve a revenue sharing or reseller arrangement to distribute the connectivity services. The Company assesses these services under the principal versus agent criteria and has determined that the Company acts in the role of an agent and accordingly records such revenues on a net basis.

Maritime and Land Installation Revenue - To service its marine and land-based customers, the Company operates a network of global field-support centers for installation and repair services. The Company has field support centers in several locations worldwide, several of which offer a spare parts inventory, a network operations center that is open 24/7, certified technicians, system integration and project management. These field centers provide third-party antenna and ship-based system integration, global installation support, and repair services. Revenue is recognized in accordance with the transfer of control, i.e., over-time as labor hours are incurred in the provision of installation services.

Maritime and Land Equipment Revenue - Equipment revenue is recognized when control passes to the customer, which, depending on the contractual arrangement with the customer, is generally upon shipment or arrival/acceptance at destination. Maritime and land equipment is generally priced as a one-time upfront payment at its standalone selling price (“SSP”).

Significant Judgments

Judgment is required to determine the stand-alone selling price (“SSP”) for each distinct performance obligation under contracts where the Company provides multiple deliverables. In instances where SSP is not directly observable, such as when the Company does not sell the product or service separately, the Company determines the SSP using information that may include the adjusted market assessment approach, expected cost plus margin approach, or the residual approach. For the Media & Content segment, management sets prices for each performance obligation using an adjusted market assessment approach when entering into contracts. Contract prices reflect the standalone selling price. As such, the Company uses the stated contract price for SSP allocation of the transaction price.

Topic 606 requires the Company to estimate variable consideration. Service Level Agreement (“SLA”) or service issue/outage credits which are considered variable consideration (i.e., customer credits), require estimation, including the use of historical credit levels. These credits have historically not been material in the context of the customer contracts for the non-aviation businesses within the Connectivity segment or for the Media & Content segment.

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

Income Taxes

Deferred income tax assets and liabilities are recognized for temporary differences between the financial statement carrying amounts of assets and liabilities and the amounts that are reported in the income tax returns. Deferred taxes are evaluated for realization on a jurisdictional basis. The Company records valuation allowances to reduce deferred tax assets to the amount that is more likely than not to be realized. In making this assessment, management analyzes future taxable income, reversing temporary differences and ongoing tax planning strategies. Should a change in circumstances lead to a change in judgment about the realizability of deferred tax assets in future years, the Company will adjust related valuation allowances in the period that the change in circumstances occurred, along with a corresponding increase or charge to income.

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

The Tax Act also adds many new provisions including changes to bonus depreciation, the deduction for executive compensation and interest expense, a tax on global intangible low-taxed income (“GILTI”), the base erosion anti-abuse tax (“BEAT”) and a deduction for foreign-derived intangible income (“FDII”). Many of these provisions, including the tax on GILTI, the BEAT and the deduction for FDII will not begin to apply to the Company until taxes are assessed on its 2018 fiscal year. As such, the Company is continuing to assess the impact these provisions may have on the Company’s future earnings.

On December 22, 2017, Staff Accounting Bulletin No. 118 ("SAB 118") was issued to address the application of generally accepted accounting principles in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Act.

We have estimated the impacts of the Tax Act in accordance with SAB 118. As of June 30, 2018, we have estimated an income tax benefit impact of $4.6 million for the year ended December 31, 2017, reflecting the revaluation of our net deferred tax liability based on a U.S. federal tax rate of 21 percent, and are expecting no tax impact related to the estimated repatriation toll charge of $18.5 million, which was fully offset by the net operating loss generated in 2017. As of June 30, 2018, our management is continuing to evaluate the effects of the Tax Act provisions, but we do not expect a material positive or negative impact to our 2017 tax positions.

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

The following tables summarize our financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2018, and December 31, 2017, respectively (dollar values in thousands, other than per-share values):

	June 30, 2018	Quotes Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Liabilities:
Earn-out liability (1)	$114	$—	$—	$114
Contingently issuable shares (3)	1,559	—	—	1,559
Total	$1,673	$—	$—	$1,673

	December 31, 2017	Quotes Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Liabilities:
Earn-out liability (1)	$114	$—	$—	$114
Liability Warrants (2)	20	—	—	20
Contingently issuable shares (3)	1,448	—	—	1,448
Total	$1,582	$—	$—	$1,582

(1)	Represents aggregate earn-out liabilities assumed in business combinations for the year ended December 31, 2015.

(2)	Includes 6,173,228 Public SPAC Warrants (as defined below) outstanding at December 31, 2017, which expired on January 31, 2018 and are no longer exercisable.

(3)
In connection with the Sound-Recording Settlements (as described below in Note 9. Commitments and Contingencies), the Company is obligated to issue to UMG (as defined in that Note) 500,000 shares of its common stock when and if the closing price of the Company's common stock exceeds $10.00 per share and an additional 400,000 shares of common stock when and if the closing price of the Company’s common stock exceeds $12.00 per share. Such contingently issuable shares are classified as liabilities and are re-measured to fair value each reporting period.

Public SPAC Warrants. The Company’s publicly-traded warrants (the “Public SPAC Warrants”) issued in the Company’s initial public offering in 2011 (which were recorded as derivative warrant liabilities) expired on January 31, 2018 and are no longer exercisable. For the six months ended June 30, 2018 and 2017 the Company recorded income of less than $0.1 million and $0.2 million, respectively, due to the change in the fair value of these warrants. The change in value of these Public SPAC Warrants is included in the change in fair value of derivatives in the condensed consolidated statements of operations.

The following table presents the fair value roll-forward reconciliation of Level 3 assets and liabilities measured at fair value basis for the six months ended June 30, 2018 (in thousands):

	Liability Warrants	Contingently Issuable Shares	Earn-Out Liabilities
Balance as of December 31, 2017	$20	$1,448	$114
Change in value	(20)	111	—
Balance as of June 30, 2018	$—	$1,559	$114

The following table shows the carrying amounts and the fair values of our long-term debt in the condensed consolidated financial statements at June 30, 2018 and December 31, 2017, respectively (in thousands):

	June 30, 2018		December 31, 2017
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Senior secured term loan facility, due January 2023 (+)(1)	484,375	491,641	490,625	486,945
Senior secured revolving credit facility, due January 2022 (+)(2)	—	—	78,000	78,000
2.75% convertible senior notes due 2035 (1) (3)	82,500	60,380	82,500	43,313
Second Lien Notes, due June 2023(4) (5)	150,000	132,948	—	—
Other debt (6)	5,183	5,183	9,075	9,075
Unamortized bond discounts and issue costs	(68,936)	—	(41,136)	—
	653,122	690,152	619,064	617,333

(+)     This facility is a component of the 2017 Credit Agreement.

(1)	The estimated fair value is classified as Level 2 financial instrument and was determined based on the quoted prices of the instrument in a similar over-the-counter market.

(2)
The estimated fair value is considered to approximate carrying value given the short-term maturity and is classified as Level 3 financial instruments. In the second quarter of 2018, we used a portion of the proceeds of the issuance of our Second Lien Notes to repay the then outstanding $78 million principal balance on our revolving credit facility. We expect to draw on the revolving credit facility from time to time to fund our working capital needs and for other general corporate purposes.

(3)
The fair value of the 2.75% convertible senior notes due 2035 is exclusive of the conversion feature therein, which was originally allocated for reporting purposes at $13.0 million, and is included in the condensed consolidated balance sheets within “Additional paid-in capital” (see Note 11. Common Stock, Stock-Based Awards and Warrants). The principal amount outstanding of the 2.75% convertible senior notes due 2035 was $82.5 million as of June 30, 2018, and the carrying amounts in the foregoing table reflect this outstanding principal amount net of debt issuance costs and discount associated with the equity component.

(4)
The principal amount outstanding of the Second Lien Notes, due 2023 as set forth in the foregoing table was $150.0 million as of June 30, 2018, and is not the carrying amount of the indebtedness (i.e. outstanding principal amount net of debt issuance costs and discount associated with the equity component). The value allocated to the attached penny warrants and market warrants for financial reporting purposes was $14.9 million and $9.3 million, respectively. These qualify for classification in stockholders’ equity and are included in the condensed consolidated balance sheets within “Additional paid-in capital” (see Note 8. Financing Arrangements).

(5)	The fair value of the Second Lien Notes was determined based on a Black-Derman-Toy interest rate Lattice model. The key inputs of the valuation model contain certain Level 3 inputs.

(6)	The estimated fair value is considered to approximate carrying value given the short-term maturity and is classified as Level 3 financial instruments.

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

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (a consensus of the FASB Emerging Issues Task Force), which requires that a statement of cash flows explains the change during the period in cash, cash equivalents, and amounts generally described as restricted cash. Amounts generally described as restricted cash should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The standard is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted. We adopted the standard effective January 1, 2018 and as a result we reclassified the presentation of our statement of cash flows for the six months ended June 30, 2017 for restricted cash balances. For the six months ended June 30, 2017, adopting the standard resulted in an increase to our beginning-of-period and end-of-period cash, cash equivalents and restricted cash of $18.0 million and $1.2 million in the condensed consolidated statements of cash flows, respectively. In addition, removing the change in restricted cash from operating and investing activities in the condensed consolidated statements of cash flows resulted in a decrease of $16.3 million and $0.6 million in our cash used in operating activities and cash used in investing activities, respectively, for the six months ended June 30, 2017.

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

In August 2016, the FASB issued ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”), which amends Accounting Standards Codification 230, Statement of Cash Flows, the FASB’s standards for reporting cash flows in general-purpose financial statements. The amendments address the diversity in practice related to the classification of certain cash receipts and payments including contingent consideration payments made after a business combination and debt prepayment or debt extinguishment costs. ASU 2016-15 is effective for fiscal years, and interim periods within, beginning after December 15, 2017. We adopted the standard effective January 1, 2018. The adoption of this standard did not have a material impact on our condensed consolidated financial statements.

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

In February 2018, the FASB issued ASU 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which allows a reclassification from accumulated other comprehensive income to retained earnings for stranded effects resulting from the Tax Act. The ASU is effective for the Company beginning January 1, 2019, with early adoption permitted. We intend to adopt the ASU effective January 1, 2019. Management is currently evaluating the impact of this standard on our condensed consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13, Measurement of Credit Losses on Financial Instruments, which introduces an approach based on expected losses to estimate credit losses on certain types of financial instruments rather than incurred losses. It also modifies the impairment model for available-for-sale debt securities and provides for a simplified accounting model for purchased financial assets with credit deterioration since their origination. The ASU is effective for the Company beginning January 1, 2020, with early adoption permitted. Management continues to evaluate the impact of this standard on our condensed consolidated financial statements.

Note 3.    Revenue

On January 1, 2018, we adopted ASU 2014-09 using the modified retrospective method and applied it to contracts which were not completed as of January 1, 2018. The following table presents the effect of the adoption of ASU 2014-09 on our consolidated balance sheet as of June 30, 2018 (in thousands):

	June 30, 2018
	Without ASC 606 Adoption	Effect of change Increase/ (Decrease)	As Reported

Cash and cash equivalents	$37,403	—	$37,403
Restricted cash	5,390	—	5,390
Accounts receivable, net	105,054	(1,639)	103,415
Inventories	32,719	—	32,719
Prepaid expenses	16,949	—	16,949
Other current assets	21,482	—	21,482
TOTAL CURRENT ASSETS	218,997	(1,639)	217,358
Content library	8,101	—	8,101
Property, plant and equipment	190,716	—	190,716
Goodwill	159,610	—	159,610
Intangible assets, net	101,659	—	101,659
Equity method investments	135,430	—	135,430
Other non-current assets	8,284	3,319	11,603
TOTAL ASSETS	$822,797	1,680	$824,477

Accounts payable and accrued liabilities	$189,851	(1,620)	$188,231
Deferred revenue	8,347	125	8,472
Current portion of long-term debt	19,595	—	19,595
Other current liabilities	9,661	—	9,661
TOTAL CURRENT LIABILITIES	227,454	(1,495)	225,959
Deferred revenue, non-current	1,089	—	1,089
Long-term debt	633,527	—	633,527
Deferred tax liabilities	8,590	—	8,590
Other non-current liabilities	34,455	—	34,455
TOTAL LIABILITIES	905,115	(1,495)	903,620

Preferred stock	—	—	—
Common stock	10	—	10
Treasury stock	(30,659)	—	(30,659)
Additional paid-in capital	809,369	—	809,369
Subscriptions receivable	(591)	—	(591)
Prior year accumulated deficit	(773,791)	933	(772,858)
Current year retained deficit	(86,435)	2,242	(84,193)
Accumulated other comprehensive loss	(221)	—	(221)
TOTAL STOCKHOLDERS' DEFICIT	(82,318)	3,175	(79,143)
TOTAL LIABILTIES & STOCKHOLDERS' DEFICIT	$822,797	1,680	$824,477

The following table presents the effect of the adoption of ASU 2014-09 on our condensed consolidated statements of operations for the three months ended June 30, 2018 (in thousands, except per share amounts):

	Three Months Ended June 30, 2018
	Without ASC 606 Adoption	Effect of change Increase/ (Decrease)	As Reported
Revenue:
Licensing and services	$156,123	305	$156,428
Equipment	9,534	—	9,534
Total revenue	165,657	305	165,962
Cost of Sales
Cost of sales:
Licensing and services	122,720	(416)	122,304
Equipment	4,405	22	4,427
Total cost of sales	127,125	(394)	126,731
Gross Margin	38,532	699	39,231
Operating expenses:
Sales and marketing	10,840	37	10,877
Product development	11,494	(1,622)	9,872
General and administrative	29,799	—	29,799
Provision for legal settlements	(141)	—	(141)
Amortization of intangible assets	10,357	—	10,357
Total operating expenses	62,349	(1,585)	60,764
Loss from operations	(23,817)	2,284	(21,533)
Other income (expense):
Interest expense, net	(19,755)	—	(19,755)
Income from equity method investments	428	—	428
Change in fair value of derivatives	(655)	—	(655)
Other expense, net	(673)	—	(673)
Loss before income taxes	(44,472)	2,284	(42,188)
Income tax expense	3,722	—	3,722
Net loss	$(48,194)	2,284	$(45,910)

Net loss per share – basic and diluted	(0.53)		(0.50)
Weighted average shares outstanding – basic and diluted	$91,057		$91,057

The following table presents the effect of the adoption of ASU 2014-09 on our condensed consolidated statements of operations for the six months ended June 30, 2018 (in thousands, except per share amounts):

	Six Months Ended June 30, 2018
	Without ASC 606 Adoption	Effect of change Increase/ (Decrease)	As Reported
Revenue:
Licensing and services	$303,306	(352)	$302,954
Equipment	19,505	—	19,505
Total revenue	322,811	(352)	322,459
Cost of Sales
Cost of sales:
Licensing and services	235,653	(858)	234,795
Equipment	10,371	44	10,415
Total cost of sales	246,024	(814)	245,210
Gross Margin	76,787	462	77,249
Operating expenses:
Sales and marketing	20,477	15	20,492
Product development	20,001	(1,795)	18,206
General and administrative	68,235	—	68,235
Provision for legal settlements	375	—	375
Amortization of intangible assets	20,920	—	20,920
Total operating expenses	130,008	(1,780)	128,228
Loss from operations	(53,221)	2,242	(50,979)
Other income (expense):
Interest expense, net	(35,352)	—	(35,352)
Income from equity method investments	1,589	—	1,589
Change in fair value of derivatives	(91)	—	(91)
Other expense, net	(347)	—	(347)
Loss before income taxes	(87,422)	2,242	(85,180)
Income tax benefit	(987)	—	(987)
Net loss	$(86,435)	2,242	$(84,193)

Net loss per share – basic and diluted	$(0.95)		$(0.93)
Weighted average shares outstanding – basic and diluted	90,925		90,925

The following table represents a disaggregation of our revenue from contracts with customers for the three and six months ended June 30, 2018 and 2017 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenue:
Media & Content
Licensing & Services	$83,455	$74,566	$158,369	$150,945
Total Media & Content	83,455	74,566	158,369	150,945

Connectivity
Aviation Services	$29,423	$29,439	$58,749	$57,634
Aviation Equipment	6,712	7,154	14,310	13,718
Maritime & Land Services	43,550	42,143	85,836	81,211
Maritime & Land Equipment	2,822	2,440	5,195	4,826
Total Connectivity	82,507	81,176	164,090	157,389

Total revenue	$165,962	155,742	$322,459	$308,334

Contract Assets and Liabilities

Aviation connectivity contracts involve performance obligations primarily relating to the delivery of connectivity equipment and connectivity services. The connectivity equipment can be provided at a discount and is delivered upfront while the connectivity services are rendered and paid over time. Revenue is allocated based upon the SSP methodology. Where the SSP exceeds the revenue allocation, the revenue to which the Company is entitled is contingent on performing the ongoing connectivity services and the Company records a contract asset accordingly. The balance as of June 30, 2018 and December 31, 2017 of contract contingent revenue was not material.

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

The following table summarizes the significant changes in the contract liabilities balances during the period to June 30, 2018 (in thousands);

Contract Liabilities
Balance as of December 31, 2017	$7,587
Adjustments as a result of cumulative catch-up adjustment	(118)
Revenue recognized that was included in the contract liability balance at the beginning of the period	(5,535)
Increase due to cash received, excluding amounts recognized as revenue during the period	7,627
Balance as of June 30, 2018	$9,561

Deferred revenue, current	$8,472
Deferred revenue, non-current	1,089
$9,561

As of June 30, 2018, we had $1.1 billion of remaining performance obligations, which we also refer to as total backlog. We expect to recognize approximately 16% of our remaining performance obligations as revenue in 2018, an additional 33% by 2020 and the balance thereafter.

Accounts Receivable, net

We extend credit to our customers from time to time. We maintain an allowance for doubtful accounts for estimated losses resulting from our customers’ inability to make required payments. Management analyzes the age of customer balances, historical bad debt experience, customer creditworthiness and changes in customer payment terms when making estimates of the collectability of our accounts receivable balances. If we determine that the financial condition of any of our customers has deteriorated, whether due to customer specific or general economic issues, an increase in the allowance may be made. After all attempts to collect a receivable have failed, the receivable is written off.

Accounts receivable consist of the following (in thousands):

	June 30,	December 31,
	2018	2017
Accounts receivable, gross	$107,570	$122,225
Less: Allowance for doubtful accounts	(4,155)	(8,680)
Accounts receivable, net	$103,415	$113,545

Movements in the balance for bad debt reserve and sales allowance for the six months ended June 30, 2018 and 2017 are as follows (in thousands):

	Six Months Ended June 30, 2018
	2018	2017
Beginning balance	$8,680	$10,091
(Recovery) additions charged to statements of operations	(802)	2,372
Less: Bad debt write offs	(3,723)	1,858
Ending balance	$4,155	$14,321

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

Additionally, we capitalize assets associated with costs incurred to fulfill a contract with a customer. For example, we capitalize the costs incurred to obtain necessary STC or other customer-specific certifications for our aviation, maritime and land customers.

The following table summarizes the significant changes in the contract assets balances during the period ended June 30, 2018 (in thousands);

	Contract Assets
	Costs to Obtain	Costs to Fulfill	Total
Balance as of December 31, 2017	$—	$—	$—
Increases as a result of cumulative catch-up adjustment	120	810	930
Capitalization during period	—	2,448	2,448
Amortization	(15)	(44)	(59)
Balance as of June 30, 2018	$105	$3,214	$3,319

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

Note 4.    Property, Plant and Equipment, net

Property, plant and equipment, net consisted of the following (in thousands):

	June 30, 2018	December 31, 2017
Leasehold improvements	$6,756	$6,869
Furniture and fixtures	2,147	2,187
Equipment	147,673	128,046
Computer equipment	15,193	10,661
Computer software	33,147	31,518
Automobiles	304	311
Buildings	7,951	6,744
Albatross (Company-owned aircraft)	447	447
Satellite transponder	65,671	79,097
Construction in-progress	9,955	3,370
Total property, plant and equipment	289,244	269,250
Accumulated depreciation	(98,528)	(74,221)
Property, plant and equipment, net	$190,716	$195,029

Depreciation expense, including software amortization expense, by classification consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Cost of sales	$11,475	$7,378	$19,557	$13,592
Sales and marketing	1,065	622	1,830	1,453
Product development	967	607	1,629	1,184
General and administrative	2,925	2,582	6,099	5,283
Total depreciation expense	$16,432	$11,189	$29,115	$21,512

Note 5.    Goodwill

Prior to the Company’s acquisition of Emerging Markets Communications (“EMC”) on July 27, 2016 (the “EMC Acquisition”), the Company’s business consisted of two operating segments: Content and Connectivity. Following the EMC Acquisition, the acquired EMC business became our then third operating segment called Maritime & Land Connectivity, and we renamed our other two segments to be Media & Content and Aviation Connectivity. However, in the second quarter of 2017, our chief executive officer, who is our chief operating decision maker (our “CODM”), determined to reorganize our business from three operating segments back into two operating segments—Media & Content and Connectivity. However, we continue to have three separate reporting units for purposes of our goodwill impairment testing.

The changes in the carrying amount of goodwill by segment were as follows (in thousands):

	Aviation Connectivity Reporting Unit	Maritime & Land Connectivity Reporting Unit	Media & Content	Total
Balance as of December 31, 2017
Gross carrying amount	$98,037	$209,130	$83,529	$390,696
Accumulated impairment loss	(44,000)	(187,000)	—	(231,000)
Balance at December 31, 2017, net	54,037	22,130	83,529	159,696
Impairment loss	—	—	—	—
Foreign currency translation adjustments	(15)	—	(71)	(86)
Balance as of June 30, 2018	$54,022	$22,130	$83,458	$159,610

Balance as of June 30, 2018
Gross carrying amount	98,022	209,130	83,458	390,610
Accumulated impairment loss	(44,000)	(187,000)	—	(231,000)
Balance at June 30, 2018, net	$54,022	$22,130	$83,458	$159,610

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

For the quarter ended December 31, 2017, we again identified a triggering event due to a further decline in our market capitalization, which we believe was driven by investor uncertainty around our liquidity position and our then delinquent SEC filing status. Consequently, we performed another assessment of the fair value of our three reporting units as of December 31, 2017. In performing that reassessment, we adjusted the assumptions used in the impairment analysis and increased the discount rate used in the impairment model, which negatively impacted the fair value of the Maritime & Land Connectivity and Aviation Connectivity reporting units. Following this analysis, we determined that the fair value of the Media & Content reporting unit exceeded its carrying value, while the fair values of the Maritime & Land Connectivity and Aviation Connectivity reporting units were below their carrying values. As such, we recorded impairment charges of $45.0 million and $44.0 million in our Maritime & Land Connectivity and Aviation Connectivity reporting units, respectively, during the fourth quarter of 2017. The key assumptions underlying our valuation model used for accounting purposes, as described above, were updated to reflect the delays in realizing anticipated EMC Acquisition-related synergies that impacted both the Maritime & Land Connectivity and Aviation Connectivity reporting units. Additionally, network expansion to meet current and anticipated new customer demand caused a step-up in bandwidth costs in our Maritime & Land and Aviation Connectivity reporting units.

Our total goodwill impairment recorded for the full year ended December 31, 2017 was $167.0 million.

As of June 30, 2018 we completed a qualitative goodwill impairment assessment in accordance with ASC 350 and concluded that no impairment trigger existed and no impairment to our goodwill balance was required as of June 30, 2018. Our Maritime &

Land Connectivity reporting unit, which is included in our Connectivity segment, had negative carrying amounts of assets. As of June 30, 2018, remaining goodwill allocated to this reporting unit was $22.1 million.

Note 6.    Intangible Assets, net

As a result of historical business combinations, the Company acquired finite-lived intangible assets that are primarily amortized on a straight-line basis and the values of which approximate their expected cash flow patterns. The Company’s finite-lived intangible assets have assigned useful lives ranging from 2.0 to 10.0 years (weighted average of 7.1 years).

Intangible assets, net consisted of the following (dollars in thousands):

		June 30, 2018
	Weighted Average Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Existing technology -- software	4.8	$42,299	$24,693	$17,606
Developed technology	8.0	7,317	4,344	2,973
Customer relationships	8.1	166,616	92,848	73,768
Backlog	3.0	18,300	11,692	6,608
Other	5.0	2,391	1,687	704
Total		$236,923	$135,264	$101,659

		December 31, 2017
	Weighted Average Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Existing technology -- software	4.8	$42,999	$20,209	$22,790
Existing technology -- games	5.0	12,331	12,125	206
Developed technology	8.0	7,317	3,887	3,430
Customer relationships	7.9	170,716	85,160	85,556
Backlog	3.0	18,300	8,642	9,658
Other	4.5	2,746	1,804	942
Total		$254,409	$131,827	$122,582

We expect to record amortization of intangible assets as follows (in thousands):

Year ending December 31,	Amount
2018 (remaining six months)	$17,521
2019	28,647
2020	22,263
2021	13,824
2022	7,907
Thereafter	11,497
Total	$101,659

We recorded amortization expense of $10.4 million and $10.9 million for the three months ended June 30, 2018 and 2017, respectively, and $20.9 million and $21.9 million for the six months ended June 30, 2018 and 2017, respectively.

Note 7.    Equity Method Investments

In connection with the EMC Acquisition, the Company acquired 49% equity interests in each of its WMS and Santander joint ventures (which equity-interests EMC owned at the time of the EMC Acquisition). These investments are accounted for using the equity method of accounting, under which our results of operations include our share of the income of WMS and Santander in Income from equity method investments in our condensed consolidated statements of operations.

Following is the summarized balance sheet information for these equity method investments on an aggregated basis as of June 30, 2018 and December 31, 2017 (in thousands):

	June 30, 2018	December 31, 2017
Current assets	$37,257	$35,859
Non-current assets	23,247	21,009
Current liabilities	16,626	15,151
Non-current liabilities	2,930	1,056

Following is the summarized results of operations information for these equity method investments on an aggregated basis for the three and six months ended June 30, 2018 and 2017 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenue	$29,068	$32,986	$64,905	$67,419
Net income	4,200	4,527	10,098	10,975

The carrying values of the Company’s equity interests in WMS and Santander as of June 30, 2018 and December 31, 2017 were as follows (in thousands):

	June 30, 2018	December 31, 2017
Carrying value in our equity method investments	$135,430	$137,299

As of June 30, 2018 there was an aggregate difference of $114.8 million between the carrying amounts of these investments and the amounts of underlying equity in net assets in these investments. The difference was determined by applying the acquisition method of accounting in connection with the EMC Acquisition and is being amortized ratably over the life of the related acquired intangible assets. The weighted-average life of the intangible assets at the time of the EMC Acquisition in total was 14.9 years.

Note 8.    Financing Arrangements

A summary of our outstanding indebtedness as of June 30, 2018 and December 31, 2017 is set forth below (in thousands):

	June 30, 2018	December 31, 2017
Senior secured term loan facility, due January 2023(+)	484,375	490,625
Senior secured revolving credit facility, due January 2022(+)(1)	—	78,000
2.75% convertible senior notes due 2035(2)	82,500	82,500
Second Lien Notes, due 2023(3)	150,000	—
Other debt	5,183	9,075
Unamortized bond discounts, fair value adjustments and issue costs, net	(68,936)	(41,136)
Total carrying value of debt	653,122	619,064
Less: current portion, net	(19,595)	(20,106)
Total non-current	$633,527	$598,958

(+) This facility is a component of the 2017 Credit Agreement.

(1) In the second quarter of 2018, we used a portion of the proceeds of the issuance of our Second Lien Notes to repay the then outstanding $78 million principal balance on our revolving credit facility. We expect to draw on the revolving credit facility from time to time to fund our working capital needs and for other general corporate purposes.

(2) The principal amount outstanding of the 2.75% convertible senior notes due 2035 as set forth in the foregoing table was $82.5 million as of June 30, 2018, and is not the carrying amounts of this indebtedness (i.e., outstanding principal amount net of debt issuance costs and discount associated with the equity component). The carrying amount was $70.1 million and $69.7 million as of June 30, 2018 and December 31, 2017, respectively.

(3) The principal amount outstanding of the Second Lien Notes due 2023 as set forth in the foregoing table was $150.0 million as of June 30, 2018, and is not the carrying amount of the indebtedness (i.e. outstanding principal amount net of debt issuance costs and discount associated with the equity component). The value allocated to the attached penny warrants and market warrants for financial reporting purposes was $14.9 million and $9.3 million, respectively. These qualify for classification in stockholders’ equity and are included in the condensed consolidated balance sheets within “Additional paid-in capital”.

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

The 2017 Term Loans initially bore interest on the outstanding principal amount thereof at a rate per annum equal to (i) the Eurocurrency Rate (as defined in the 2017 Credit Agreement) plus 6.00% or (ii) the Base Rate (as defined in the 2017 Credit Agreement) plus 5.00%. Pursuant to various amendments with our lenders in 2017, the 2017 Term Loans now bear interest on the outstanding amount thereof at a rate per annum equal to (i) the Eurocurrency Rate plus 7.50% or (ii) the Base Rate plus 6.50%.

The 2017 Revolving Loans initially bore interest at a rate per annum equal to (i) the Base Rate plus 5.00% or (ii) the Eurocurrency Rate or EURIBOR (as defined in the 2017 Credit Agreement) plus 6.00% until the delivery of financial statements for the first full fiscal quarter ending after January 6, 2017, which was the closing date of the 2017 Credit Agreement. Following delivery of those financial statements, the 2017 Revolving Loans were to bear interest at a rate based on the Base Rate, Eurocurrency Rate or EURIBOR (as defined in the 2017 Credit Agreement) plus an interest-rate spread thereon that varied based on the Consolidated First Lien Net Leverage Ratio (as defined in the 2017 Credit Agreement) that ranged from 4.50% to 5.00% for the Base Rate and 5.50% to 6.00% for the Eurocurrency Rate and EURIBOR. Pursuant to various amendments with our lenders in 2017, the 2017 Revolving Loans then bore interest at a rate per annum equal to (i) the Base Rate plus 6.50% or (ii) the Eurocurrency Rate or EURIBOR plus 7.50% until the delivery of financial statements for the fiscal quarter ending March 31, 2018.  We have delivered those financial statements and the spread now varies based on the Consolidated First Lien Net Leverage Ratio ranging from 6.00% to 6.50% for the Base Rate and 7.00% to 7.50% for the Eurocurrency Rate and EURIBOR.

The 2017 Credit Agreement initially required quarterly principal payments equal to 0.25% of the original aggregate principal amount of the 2017 Term Loans.  Following a May 2017 amendment to the 2017 Credit Agreement, the 2017 Credit Agreement required the next eight quarterly principal payments following that amendment to equal 0.625% of the original aggregate principal amount of the 2017 Term Loans.  Thereafter, all quarterly principal payments will equal 1.25% of the original aggregate principal amount of the 2017 Term Loans.

The 2017 Credit Agreement also provides for the issuance of letters of credit in the amount equal to the lesser of $15.0 million and the aggregate amount of the then-remaining revolving loan commitment. As of June 30, 2018, we had outstanding letters of credit of $6.2 million under the 2017 Credit Agreement.

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

The 2017 Credit Agreement contains various customary restrictive covenants that limit our ability to, among other things: create or incur liens on assets; make any investments, loans or advances; incur additional indebtedness, engage in mergers, dissolutions, liquidations or consolidations; engage in transactions with affiliates; make dispositions; and declare or make dividend payments. The 2017 Credit Agreement requires us to maintain compliance with a maximum consolidated first lien net leverage ratio defined in the 2017 Credit Agreement. Under the maximum leverage ratio covenant, we are required to maintain as of the last day of each fiscal quarter a ratio of Consolidated First Lien Net Debt (as defined in the 2017 Credit Agreement) to Consolidated EBITDA (as defined in the 2017 Credit Agreement) for the trailing four quarters that is no greater than 4.5 to 1 through the fiscal quarter ending June 30, 2019, after which period the permitted Leverage Ratio steps down through the maturity date of the 2017 Credit Agreement as set forth therein.

Under the 2017 Credit Agreement, the “non-call” period (during which a premium will apply to any prepayments of the 2017 Term Loans) ends on June 30, 2020.

One of the conditions to drawing on the revolving credit facility is confirmation that the representations and warranties in the 2017 Credit Agreement are true on the date of borrowing, and if we are unable to make that confirmation, including that no material adverse effect on our business has occurred, we will be unable to draw down further on the revolver.

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

In accounting for the direct transaction costs (the “issuance costs”) related to the Convertible Notes, we allocated the total amount of issuance costs incurred to the liability and equity components based on their relative values. We recorded issuance costs of $1.8 million and $0.3 million to the liability and equity components, respectively. Issuance costs, including fees paid to the initial purchasers who acted as intermediaries in the placement of the Convertible Notes, attributable to the liability component are presented in the condensed consolidated balance sheets as a direct deduction from the carrying amount of the debt instrument and are amortized to interest expense over the term of the Convertible Notes in the condensed consolidated statements of operations. The issuance costs attributable to the equity component are netted with the equity component and included within Additional paid-in capital in the condensed consolidated balance sheets. Interest expense related to the amortization expense of the issuance costs associated with the liability component was not material during the three and six months ended June 30, 2018.

As of June 30, 2018 and December 31, 2017, the outstanding principal on the Convertible Notes was $82.5 million, and the outstanding Convertible Notes balance, net of debt issuance costs and discount associated with the equity component, was $70.1 million and $69.7 million, respectively. As of June 30, 2018, the equity component of the Convertible Notes was $13.0 million. Subsequent to March 31, 2017, we became non-compliant with our obligations under the Indenture relating to the delivery to the Indenture trustee of our 2016 annual financial statements and interim financial statements for the quarters ended March 31, June 30 and September 30, 2017, and such non-compliance constituted an Event of Default (as defined in the Indenture) under the Indenture. As a result, immediately after the occurrence of the Event of Default and through such time as the noncompliance was continuing, we incurred additional interest on the Convertible Notes at a rate equal to (i) 0.25% per annum of the principal amount of the Convertible Notes outstanding for each day during the first 90 days after the occurrence of each Event of Default and (ii) 0.50% per annum of the principal amount of the Convertible Notes outstanding from the 91st day until the 180th day following the occurrence of each such Event of Default. (The Company cured its non-compliance relating to the delivery of the 2016 annual financial statements by filing its 2016 Annual Report on Form 10-K on November 17, 2017 and relating to the delivery of its 2017 interim financial statements by filing its Quarterly Reports on Form 10-Q for the first three quarters of 2017 on January 31, 2018.) The maximum additional interest was capped at 0.50% per annum irrespective of how many Events of Default were in existence at any time for our failure to deliver any required financial statements. The aggregate penalty interest incurred during this period of non-compliance was approximately $0.2 million.

Searchlight Investment

Second Lien Notes due 2023 and Warrants

On March 27, 2018 (the “Closing Date”) the Company issued to Searchlight II TBO, L.P. (“Searchlight”) $150.0 million in aggregate principal amount of its Second Lien Notes, and to Searchlight II TBO-W L.P. warrants to acquire an aggregate of 18,065,775 shares of the Company’s common stock, par value $0.0001 per share (the “Common Stock”), at an exercise price of $0.01 per share (the “Penny Warrants”), and warrants to acquire an aggregate of 13,000,000 shares of Common Stock at an exercise price of $1.57 per share (the “Market Warrants” and, together with the Penny Warrants, the “Warrants”), for an aggregate price of $150.0 million.

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

Searchlight is not permitted to transfer its Second Lien Notes before January 1, 2021, except to its controlled affiliates.

The Warrants

The Warrants vest and are exercisable at any time and from time to time after the Vesting Date (as defined below) until on or prior to the close of business on the tenth anniversary of the Closing Date. The Warrants vest and become exercisable on January 1, 2021 (the “Vesting Date”), if the 45-day volume-weighted average price (“VWAP”) of our common stock (as reported by Nasdaq) is at or above (i) $4.00, in the case of the Penny Warrants, and (ii) $2.40, in the case of the Market Warrants, in each case at any time following the Closing Date. The VWAP condition in respect of the Market Warrants was satisfied in July 2018.

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

Pursuant to the terms of a Warrantholders Agreement between us and Searchlight II TBO-W L.P., entered into on the Closing Date, the Company increased the size of its board of directors (the “Board”) by two members, and appointed each of Eric Zinterhofer and Eric Sondag as Class III directors (as such term is used in the Company’s certificate of incorporation) of the Board, with a term expiring in 2020. For so long as Searchlight and its controlled affiliates beneficially own at least 25% of the number of Penny Warrants issued on the Closing Date (and/or the respective shares of our common stock issued in connection with the exercise of the Penny Warrants), Searchlight shall have the right to nominate a number (rounded up to the nearest whole number) of individuals for election to the Board equal to the product of the following (such individuals, the “Searchlight Nominees”):

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

The aggregate contractual maturities of all borrowings due subsequent to June 30, 2018 are as follows (in thousands):

Years Ending December 31,	Amount
2018 (remaining six months)	$9,811
2019	22,567
2020	25,376
2021	25,043
2022	25,044
Thereafter	614,217
Total	$722,058

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

The following is a schedule of future minimum commitments under movie and IPTV arrangements as of June 30, 2018 (in thousands):

Years Ending December 31,	Amount
2018 (remaining six months)	$30,592
2019	23,753
2020	12,036
2021	750
2022	750
Thereafter	—
Total	$67,881

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

The following is a schedule of future minimum lease payments under operating leases as of June 30, 2018 (in thousands):

Years Ending December 31,	Amount
2018 (remaining six months)	$3,006
2019	4,872
2020	3,455
2021	3,359
2022	2,927
Thereafter	4,950
Total	$22,569

Total rent expense for the three months ended June 30, 2018 and 2017 was $2.2 million and $1.8 million, respectively. Total rent expense for the six months ended June 30, 2018 and 2017 was $4.4 million and $3.6 million, respectively.

Capital Leases

The Company leases certain computer software and equipment under capital leases that expire on various dates through 2020. The current portion and non-current portion of capital lease obligations are included in Current portion of long-term debt and Long-term debt, respectively, on the condensed consolidated balance sheets. As of June 30, 2018, future minimum lease payments under these capital leases were as follows (in thousands):

Year Ending December 31,	Amount
2018 (remaining six months)	$593
2019	731
2020	371
Total minimum lease payments	1,694
Less: amount representing interest	(196)
Present value of net minimum lease payments	1,498
Less: current portion	(552)
Capital lease obligation, non-current	$946

Satellite Capacity Commitments

The Company maintains agreements with satellite service providers to provide for satellite capacity. The Company expenses these satellite fees in the month the service is provided as a charge to licensing and services cost of sales.

The following is a schedule of future minimum satellite costs as of June 30, 2018 (in thousands):

Years Ending December 31,	Amount
2018 (remaining six months)	$58,752
2019	99,053
2020	71,322
2021	39,241
2022	35,788
Thereafter	125,240
Total	$429,396

Other Commitments

In the normal course of business, we enter into future purchase commitments with some of our connectivity vendors to secure future inventory for our customers and engineering and antenna project developments. As of June 30, 2018, we also had outstanding letters of credit in the amount of $7.4 million, of which $6.2 million were issued under the letter of credit facility under the 2017 Credit Agreement. See Note 8. Financing Arrangements.

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

In 2016, we received notices from several other music rights holders and associations acting on their behalf regarding potential claims that we infringed their music rights and the rights of artists that they represent. To date, none of these rights holders or associations has initiated litigation against us, except for BMG Rights Management (US) LLC (“BMG”) as described in the following paragraph. Other than in respect of the BMG litigation (the loss probability and liability estimate of which we discuss in the following paragraph), we believe that a loss relating to these matters is probable, but we believe that it is unlikely to be material and therefore have accrued an immaterial amount for these loss contingencies. If initiated however, we intend to vigorously defend ourselves against these claims.

On May 3, 2018, BMG filed suit in the United States District Court for the Central District of California against us and IFP for copyright infringement and related claims and unspecified money damages. The Court has not yet set a trial date. We do not believe that a material loss relating to this matter is probable, and we are currently unable to estimate the amount of the potential loss at this time due to the lack of specificity in the complaint; the fact that we have not yet completed our internal investigation; the speculative nature of the claimed damages; and the varying theories and wide range of statutory damages under which damages could be measured. As such, we have not accrued any amount for this loss contingency. We intend to vigorously defend ourselves against this claim.

•
SwiftAir Litigation. On August 14, 2014, SwiftAir, LLC filed suit against our wholly owned subsidiary Row 44 and against Southwest Airlines for breach of contract, quantum meruit, unjust enrichment and similar claims and money damages in the Superior Court of California for the County of Los Angeles. SwiftAir and Row 44 had a contractual relationship whereby Row 44 agreed to give SwiftAir access to Row 44’s Southwest Airlines portal so that SwiftAir could market its destination deal product to Southwest Airlines’ passengers. In 2013, after Southwest Airlines decided not to proceed with the destination deal product, Row 44 terminated its contract with SwiftAir. In its lawsuit, SwiftAir seeks approximately $9 million in monetary damages against Row 44 and Southwest Airlines.  In January 2018, the court granted Row 44’s motions in limine and thereby limited SwiftAir’s damages claims against Row 44 to nominal damages. Southwest Airlines however remains exposed to SwiftAir’s damages claims.  If Southwest Airlines is not successful in its defense against those claims, then Southwest Airlines may seek indemnification from Row 44 for its loss.  The trial in this lawsuit is currently scheduled to commence in September 2018.  We intend to vigorously defend ourselves against SwiftAir’s claims as well as against any indemnification claim that Southwest Airlines may later assert against us.  We do not believe that a material loss relating to this matter is probable, and due to the speculative nature of SwiftAir’s damages claims, we are currently unable to estimate the amount of any potential loss; as such, we have not accrued any amount for this loss contingency.

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

Note 10.    Related Party Transactions

Due from WMS

In connection with the EMC Acquisition, the Company acquired a 49% equity interest in WMS. The Company accounts for its interest in WMS using the equity method and includes the Company’s share of WMS’s profits or losses in Income from equity method investments in the condensed consolidated statements of operations. During the three and six months ended June 30, 2018, sales to WMS (for the Company’s services provided to WMS for WMS’s onboard cellular equipment) were approximately $0.2 million and $0.5 million, respectively, under the terms of the WMS operating agreement and an associated master services agreement with WMS. During the three and six months ended June 30, 2017, sales to WMS were approximately $0.3 million and $0.7 million, respectively. These sales are included in Revenue in the condensed consolidated statements of operations. As of June 30, 2018 and December 31, 2017, we had a balance due from WMS of $0.1 million and $0.1 million, respectively, included in Accounts receivable, net in the condensed consolidated balance sheets.

Note Payable to WMS

In December 2017, the Company entered into a demand promissory note with WMS (as an advance against future dividends that WMS may pay the Company) for approximately $6.4 million and concurrently signed an agreement to waive future dividends or other such distributions by WMS to the Company until such time as the outstanding principal on the demand promissory note has been repaid in full. The outstanding demand promissory note will be reduced dollar-for-dollar by any such dividend or distribution amounts waived. The Company may prepay the demand promissory note at any time without prepayment penalty. The unpaid principal of the demand promissory note bears interest at 2.64% per annum from and after the date of the demand promissory note. Interest under the demand promissory note is due and payable only upon the occurrence of an “event of default,” which includes, for example, the Company’s breach of the demand promissory note or the WMS operating agreement, Company insolvency events and material judgments against the Company. The entire principal balance of the demand promissory note together with all accrued but unpaid interest shall be due on the earliest to occur of (i) demand by the holder, (ii) December 31, 2019 and (iii) the date of acceleration of the demand promissory note as a result of the occurrence of an event of default. During the six months ended June 30, 2018, WMS declared dividends of $7.0 million in the aggregate, of which our 49% proportion (equal to $3.4 million) has been applied against the outstanding principal amount of the demand promissory note. The principal amount of the outstanding demand promissory note was $3.0 million as of June 30, 2018 and has been included within current portion of long-term debt in the condensed consolidated balance sheet as of June 30, 2018.

Due to Santander

Also in connection with the EMC Acquisition, the Company acquired a 49% equity interest in Santander. The Company accounts for its interest in Santander using the equity method and includes our share of Santander’s profits or losses in Income from equity method investments in the condensed consolidated statements of operations. During the three and six months ended June 30, 2018 the Company purchased approximately $2.4 million and $3.8 million, respectively, from Santander for their Teleport services and related network operations support services. During the three and six months ended June 30, 2017 the Company purchased approximately $0.8 million and $1.4 million, respectively, of network operations support services from Santander. As of June 30, 2018 and December 31, 2017 the Company owed Santander approximately $1.3 million and $0.9 million, respectively, as remaining payments for these services, which is included in Accounts payable and accrued liabilities in the condensed consolidated balance sheets for their teleport services and related network operations support services.

Subscription Receivable with Former Employee

A former employee is party to a Secured Promissory Note dated July 15, 2011, pursuant to which the former employee agreed to pay the Company (as successor to Row 44, Inc., which is a Company subsidiary) a principal sum of approximately $0.4 million, plus interest thereon at a rate of 6% per annum. The former employee granted the Company a security interest in shares of Row 44 held by him (which Row 44 shares were subsequently converted into 223,893 shares of the Company’s common stock) to secure his obligations to repay the loan. As of June 30, 2018 and December 31, 2017, the balance of the note (with interest) was approximately $0.6 million, which is presented as a subscription receivable. We recognize interest income on the note when earned (using the simple interest method) but have not collected any interest payments since the origination of the note. Interest income recognized by the Company during the six months ended June 30, 2018 and June 30, 2017 was not material. The Company makes ongoing assessments regarding the collectability of this note and the subscription receivable balance, and is currently in litigation with the former employee to recover the loan.

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

The amended and restated registration rights agreement restricts our ability to grant registration rights to a third party on parity with or senior to those held by the “holders” (as defined under that agreement) without the consent of holders of at least a majority of the “registrable securities” under that agreement. In April 2018, we entered into a consent to the amended and restated registration rights agreement with PAR whereby PAR (as a holder of a majority of registrable securities thereunder) consented to the registration rights that we provided to Searchlight as part of its investment in us.

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

Furthermore, in August 2016, the Company issued approximately 1.8 million shares of its common stock as partial consideration for the Sound-Recording Settlements discussed in Note 9. Commitments and Contingencies. The Company is obligated to issue an additional 500,000 shares of its common stock to UMG in connection with the litigation when and if the share price of the Company’s common stock exceeds $10.00 per share and an additional 400,000 shares of its common stock when and if the closing price exceeds $12.00 per share (together, the “Supplemental Shares”) at any time in the future if the share price reaches these price thresholds. In lieu of issuing the Supplemental Shares of the Company’s common stock upon exceeding the respective share price thresholds, the Company may pay the equivalent in cash at its sole discretion. If the Company were to experience a liquidation event, as defined in the settlement documentation, and if the equivalent liquidation price per share at that time exceeds one or both of the share price thresholds, the Company is obligated to pay the equivalent liquidation price per share in cash in lieu of issuing the Supplemental Shares. See Note 9. Commitments and Contingencies for a further description of the Sound-Recording Settlements.

2013 Equity Plan

Under our 2013 Amended and Restated Equity Incentive Plan (as amended, the “2013 Equity Plan”), the Administrator of the Plan, which is the Compensation Committee of our Board, was able to grant up to 11,000,000 shares (through stock options, restricted stock, restricted stock units (“RSUs”)) (including both time-vesting and performance-based RSUs) and other incentive awards) to employees, officers, non-employee directors, and consultants. We ceased using the 2013 Equity Plan for new equity issuances in December 2017 upon receiving stockholder approval of our 2017 Omnibus Long-Term Incentive Plan, although we continue to have outstanding previously granted equity awards issued under the 2013 Equity Plan. See “2017 Equity Plan” immediately below.

2017 Equity Plan

On December 21, 2017, our stockholders approved a 2017 Omnibus Long-Term Incentive Plan (the “2017 Equity Plan”). We transferred the 2,097,846 shares remaining available for grant under the 2013 Equity Plan at that time into the 2017 Equity Plan and those shares are now available for grant under the 2017 Equity Plan. The 2017 Equity Plan separately made available 6,500,000 shares of our common stock for new issuance thereunder, in addition to the shares transferred from the 2013 Equity Plan. The Compensation Committee of our Board (as administrator of the 2017 Equity Plan) may grant share awards thereunder (through stock options, restricted stock, RSUs (including both time-vesting and performance-based RSUs) and other incentive awards) to employees, officers, non-employee directors, and consultants.

On June 25, 2018, our stockholders approved an amendment and restatement of the 2017 Equity Plan that increased by 2,000,000 the number of shares of our common stock authorized for issuance thereunder.

Stock Repurchase Program

In March 2016, the Board authorized a stock repurchase program under which we may repurchase up to $50.0 million of our common stock. Under the stock repurchase program, we may repurchase shares from time to time using a variety of methods, which may include open-market purchases and privately negotiated transactions. The extent to which we repurchase our shares, and the timing and manner of such repurchases, will depend upon a variety of factors, including market conditions, regulatory requirements and other corporate considerations, as determined by management. We measure all potential buybacks against other potential uses of capital that may arise from time to time. The repurchase program does not obligate us to repurchase any specific number of shares, and may be suspended or discontinued at any time. We expect to finance any purchases with existing cash on hand, cash from operations and potential additional borrowings. We did not repurchase any shares of its common stock during the six months ended June 30, 2018 and 2017. As of June 30, 2018 the remaining authorization under the stock repurchase plan was $44.8 million.

Stock-Based Compensation Expense

Stock-based compensation expense related to our directors and other personnel for the three and six months ended June 30, 2018 and 2017 was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Cost of services	$80	$66	$260	$153
Sales and marketing	98	131	291	306
Product development	139	165	450	336
General and administrative	1,913	630	4,867	2,048
Total	$2,230	$992	$5,868	$2,843

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

The following is a summary of the penny and market warrants outstanding as of June 30, 2018:

	Number of Warrants (in thousands)	Weighted Average Exercise price	Weighted Average Remaining Contractual Term (in years)
Penny Warrants	18,065,775	$0.01	9.70
Market Warrants	13,000,000	$1.57	9.70

Public SPAC Warrants

The following is a summary of Public SPAC Warrants (which were exercisable for shares of our common stock) for the six months ended June 30, 2018, with the “Number of Warrants” in the table below indicating the shares of our common stock underlying the Public SPAC Warrants:

	Number of Warrants (in thousands)	Weighted Average Exercise price	Weighted Average Remaining Contractual Term (in years)
Outstanding at January 1, 2018	6,173	$11.50
Expired	(6,173)	—
Outstanding and exercisable at June 30, 2018	—	$—	0.0

The Public SPAC Warrants had a five-year term that expired on January 31, 2018, and are no longer exercisable. Prior to their expiration, the Company accounted for its 6,173,228 Public SPAC Warrants as derivative liabilities. During the three months ended June 30, 2017, the Company recorded income of $0.2 million in the condensed consolidated statement of operations as a result of the marked to fair value adjustment of these warrants at each balance sheet date. No income or expense was recorded during the three months ended June 30, 2018. During the six months ended June 30, 2018 and 2017, the Company recorded income of less than $0.1 million and expense of $0.2 million, respectively. The fair value of Public SPAC Warrants issued by the Company was estimated using the Black-Scholes option pricing model.

Note 12.    Income Taxes

The Company recorded an income tax provision of $3.7 million and $4.0 million for the three months ended June 30, 2018 and 2017, respectively, and a benefit of $1.0 million and a provision of $6.8 million for the six months ended June 30, 2018 and 2017, respectively. In general, our effective tax rate differs from the federal income tax rate due to the effects of foreign tax rate differences, foreign withholding taxes, changes in unrecognized tax benefits, changes in valuation allowance, and deferred tax expense on amortization of indefinite-lived intangible assets.

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

As of June 30, 2018 and December 31, 2017, the liability for income taxes associated with uncertain tax positions was $8.5 million and $8.7 million, respectively. As of June 30, 2018 and December 31, 2017, the Company had accrued $7.0 million and $6.5 million, respectively, of interest and penalties related to uncertain tax positions. It is reasonably possible that the amount of the unrecognized benefit with respect to certain of the Company’s unrecognized tax positions may significantly decrease within the next 12 months. This change may be the result of settlement of ongoing foreign audits.

In December, 2017, the United States enacted new U.S. federal tax legislation known as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act significantly revises the U.S. corporate income tax regime by, among other things, lowering corporate income tax rates, in general limiting interest expense to 30% of taxable income, implementing a territorial tax system and imposing a repatriation tax on deemed repatriated earnings of foreign subsidiaries. As of June 30, 2018, we do not expect a material tax impact as a result of the Tax Act due to a current year loss and a full valuation allowance against our deferred tax assets.

We have estimated the impacts of the Tax Act in accordance with SAB 118. As of June 30, 2018, we have estimated an income tax benefit impact of $4.6 million for the year ended December 31, 2017, reflecting the revaluation of our net deferred tax liability based on a U.S. federal tax rate of 21 percent, and are expecting no tax impact related to the estimated repatriation toll charge of $18.5 million, which was fully offset by the net operating loss generated in 2017. As of June 30, 2018, our management is continuing to evaluate the effects of the Tax Act provisions, but we do not expect a material positive or negative impact to our 2017 tax positions.

Note 13.    Segment Information

As of June 30, 2018, the Company’s business was comprised of two operating segments: Media & Content and Connectivity. Our CODM evaluates financial performance and allocates resources by reviewing revenue, costs of sales and contribution profit separately for our two segments. Total segment gross margin provides the CODM a measure to analyze operating performance of each of the Company’s operating segments and its enterprise value against historical data and competitors’ data. However, historical results may not be indicative of future results because operating performance is highly contingent on many factors, including customer tastes and preferences. All other financial information is reviewed by the CODM on a consolidated basis.

The following table summarizes revenue and gross margin by our reportable segments for the three and six months ended June 30, 2018 and 2017 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenue:
Media & Content
Licensing and services	$83,455	$74,566	$158,369	$150,945
Connectivity
Services	72,973	71,582	144,585	138,845
Equipment	9,534	9,594	19,505	18,544
Total	82,507	81,176	164,090	157,389
Total revenue	$165,962	$155,742	$322,459	$308,334
Cost of sales:
Media & Content
Licensing and services	$58,456	$56,693	$112,910	$110,949
Connectivity
Services	63,848	52,230	121,885	100,846
Equipment	4,427	9,167	10,415	16,835
Total	68,275	61,397	132,300	117,681
Total cost of sales	$126,731	$118,090	$245,210	$228,630
Gross Margin:
Media & Content	$24,999	$17,873	$45,459	$39,996
Connectivity	14,232	19,779	31,790	39,708
Total Gross Margin	39,231	37,652	77,249	79,704
Other operating expenses	60,764	63,760	128,228	207,225
Loss from operations	$(21,533)	$(26,108)	$(50,979)	$(127,521)

The Company’s total assets by segment were as follows (in thousands):

	June 30, 2018	December 31, 2017
Media & Content	$351,462	$362,216
Connectivity	456,507	479,714
Total segment assets	807,969	841,930
Corporate assets	16,508	18,654
Total assets	$824,477	$860,584

Note 14.    Concentrations

Concentrations of Credit and Business Risk

Financial instruments that potentially subject us to a concentration of credit risk consist of cash and cash equivalents and accounts receivable.

As of June 30, 2018 and 2017, we maintain our cash and cash equivalents primarily with major U.S. financial institutions and foreign banks. Deposits with these institutions at times exceed the federally insured limits, which potentially subjects us to concentration of credit risk. We have not historically experienced any losses related to these balances and believe that there is minimal risk of any such losses.

As of June 30, 2018, approximately $26.2 million of our total cash and cash equivalents of $37.4 million was held by our foreign subsidiaries. If we repatriate these funds for use in our U.S. operations, we may be required to pay income taxes in the U.S. on the repatriated amount at the tax rates then in effect, reducing the net cash proceeds to us after repatriation. In the event we elect to repatriate any of these funds, we believe we have sufficient net operating losses for the foreseeable future to offset any repatriated income. As a result, we do not expect that any such repatriation would create a tax liability in the U.S. or have a material impact on our effective tax rate.

Customer Concentration

A substantial portion of our revenue is generated through arrangements with Southwest Airlines, Inc. (“Southwest Airlines”). As of June 30, 2018 and 2017, the percentage of revenue generated through this customer was as follows:

	Six Months Ended June 30,
	2018	2017
Southwest Airlines as a percentage of total revenue	18%	19%
Southwest Airlines as a percentage of Connectivity revenue	35%	37%

No other customer accounted for greater than 10% of total revenue for the periods presented. Accounts receivable from Southwest Airlines represented 13% and 10% of the total accounts receivable as of June 30, 2018 and December 31, 2017, respectively.

Note 15.    Net Loss Per Share

Basic loss per share (“EPS”) is computed using the weighted-average number of common shares outstanding during the applicable period. Diluted loss per share is computed using the weighted-average number of common shares and the dilutive effect of contingent shares outstanding during the applicable period. Potentially dilutive contingent shares, which consist of stock options, restricted stock units (including performance stock units), liability warrants, warrants issued to third parties and accounted for as equity instruments, convertible senior notes and contingently issuable shares, have been excluded from the diluted loss per share calculation when the effect of including such shares is anti-dilutive.

The following table sets forth the computation of basic and diluted net loss per share of common stock (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net loss (numerator):
Net loss – basic and diluted	$(45,910)	$(44,130)	$(84,193)	$(169,741)

Shares (denominator):
Weighted-average shares – basic and diluted	91,057	85,496	90,925	85,468

Loss per share - basic and diluted	$(0.50)	$(0.52)	$(0.93)	$(1.99)

The following weighted average common equivalent shares are excluded from the calculation of the Company’s net loss per share as their inclusion would have been anti-dilutive (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Employee stock options	5,436	5,525	5,880	6,060
Restricted stock units (including performance stock units)	2,379	1,474	2,304	1,625
Equity warrants (1)	—	351	—	711
Public SPAC Warrants (2)	—	6,173	1,066	6,173
2.75% convertible senior notes due 2035	4,447	4,447	4,447	4,447
EMC deferred consideration (3)	—	5,536	—	5,536
Contingently issuable shares (4)	900	900	900	900
Searchlight Penny Warrants (5)	18,066	—	9,482	—
Searchlight Market Warrants (5)	13,000	—	6,823	—

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

(3)
In connection with the EMC Acquisition on July 27, 2016 (the “EMC Acquisition Date”), we were obligated to pay $25.0 million in cash or stock, at our option, on July 27, 2017, which we elected to settle in 5,080,049 newly issued shares of our common stock on that date. No remaining obligation remains outstanding as of June 30, 2018.

(4)
In connection with the Sound Recording Settlement, we are obligated to issue 500,000 shares of our common stock to UMG when and if the closing price of our common stock exceeds $10.00 per share, and 400,000 shares of our common stock to UMG when and if the closing price of our common stock exceeds $12.00 per share. See Note 9. Commitments and Contingencies.

(5)
On March 27, 2018 we sold to Searchlight (and associated entities) $150.0 million in aggregate principal amount of our Second Lien Notes as well as warrants to acquire an aggregate of 18,065,775 shares of the Company’s common stock at an exercise price of $0.01 per share (the “Penny Warrants”) and warrants to acquire an aggregate of 13,000,000 shares of Common Stock at an exercise price of $1.57 per share (the “Market Warrants”). See Note 11. Common Stock, Share-Based Awards and Warrants.

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

•	any future restructuring activities may prove detrimental to our operations and sales and our ability to achieve our operating-expense and cost-structure improvements and reductions;

•	our dependence on the travel industry;

•	future acts or threats of terrorism;

•	our dependence on our existing relationship and agreement with Southwest Airlines;

•	our ability to obtain new customers and renew agreements with existing customers;

•	our customers’ inability to pay us for our services;

•	our ability to retain and effectively integrate and train key members of senior management;

•	our ability to recruit, train and retain highly skilled technical employees, particularly in our finance and IT functions;

•	our ability to receive the anticipated cash distributions or other benefits from our investment in the Wireless Maritime Services joint venture;

•	customer attrition due to direct arrangements between satellite providers and customers;

•	the effect of a variety of complex U.S. and foreign tax laws and regimes due to the global nature of our business;

•
our need to invest in and develop new broadband technologies and advanced communications and secure networking systems, products and services and antenna technologies as well as their market acceptance;

•	our ability to continue to be able to make claims for e-business and multimedia tax credits in Canada;

•	our exposure to foreign currency risks and a lack of a formalized hedging strategy;

•	increased demand by customers for greater bandwidth, speed and performance and increased competition from new technologies and market entrants;

•	our reliance on “sole source” service providers and other third parties for key components and services that are integral to our product and service offerings;

•	the potential need to materially increase our investments in product development and equipment beyond our current investment expectations;

•
our ability to expand our international operations and the risks inherent in our international operations, especially in light of current trade and national-security disputes between the United States and China (which may adversely impact our ability to conduct business in that market);

•
service interruptions or delays, technology failures, damage to equipment or software defects or errors and the resulting impact on our reputation and ability to attract, retain and serve our customers;

•	equipment failures or software defects or errors that may damage our reputation or result in claims in excess of our insurance or warranty coverage;

•	satellite failures or degradations in satellite performance;

•	our ability to integrate businesses or technologies we have acquired or may acquire in the future;

•
increased on-board use of personal electronic devices and content accessed and downloaded prior to travel and our ability to compete as a content provider against “over the top” download services and other companies that offer in-flight entertainment products;

•	pricing pressure from suppliers and customers in our Media & Content segment and a reduction in the aviation industry’s use of intermediary content service providers (such as us);

•	a reduction in the volume or quality of content produced by studios, distributors or other content providers;

•	a reduction or elimination of the time between our receipt of content and it being made available to the rental or home viewing market (i.e., the “early release window”);

•	increased competition in the in-flight entertainment (“IFE”) and in-flight connectivity (“IFC”) system supply chain;

•	our ability to plan expenses and forecast revenue due to the long sales cycle of many of our Media & Content segment’s products;

•	our use of fixed-price contracts for satellite bandwidth and potential cost differentials that may lead to losses if the market price for our services declines relative to our committed cost;

•	our use of fixed-price contracts in our Media & Content segment that may lead to losses in the future if the market price for our services declines relative to our committed cost;

•	our ability to develop new products or enhance those we currently provide in our Media & Content segment;

•	our ability to successfully implement a new enterprise resource planning system;

•	our ability to protect our intellectual property;

•
the effect of cybersecurity attacks, data or privacy breaches, data or privacy theft, unauthorized access to our internal systems or connectivity or media and content systems, or phishing or hacking, especially in light of recently publicized security incidents affecting our industry and our systems;

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

•	changes in government regulation of the Internet, including e-commerce or online video distribution;

•	our ability to comply with trade, export, anti-money laundering and anti-bribery practices and data protection laws, especially the U.S. Foreign Corrupt Practices Act and the U.K. Bribery Act;

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

•
our ability to meet the continued listing requirements of The Nasdaq Stock Market (“Nasdaq”), in particular given our recent history of delinquent periodic filings with the U.S. Securities and Exchange Commission (“SEC”) and the need to maintain a minimum $1.00 per share stock price pursuant to Nasdaq rules;

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

Overview of the Company

We are a leading provider of media and satellite-based connectivity to fast-growing, global mobility markets across air, sea and land. Our principal operations and decision-making functions are located in North America, South America and Europe. We have two operating segments: Media & Content and Connectivity.

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

For the six months ended June 30, 2018 and 2017, we reported revenue of $322.5 million and $308.3 million, respectively. For each of the six-month periods ended June 30, 2018 and 2017, our Media & Content and Connectivity segments accounted for 49% and 51% of our total revenue, respectively. For the six months ended June 30, 2018 and 2017, one airline customer, Southwest Airlines, Inc. (“Southwest Airlines”) accounted for 18% and 19%, respectively, of our total revenue.

Recent Developments

Changes to our Board of Directors and Management

Effective April 1, 2018, our Board appointed Jeffrey A. Leddy to the newly created position of Executive Chairman of the Company and appointed Joshua B. Marks to replace Mr. Leddy as CEO. Both Mr. Leddy, as Executive Chairman, and Mr. Marks, as CEO, report directly to the Board. Also effective on that date, Mr. Leddy became Chairman of the Board, and Mr. Marks joined our Board as a Class I director (as such term is used in the Company’s certificate of incorporation). As Chair of the Board, Mr. Leddy succeeded Edward L. Shapiro, who thereupon became the Board’s Lead Independent Director.

Pursuant to the terms of the Searchlight investment discussed below, we increased the size of our Board by two members, and appointed each of Eric Zinterhofer and Eric Sondag as Class III directors (as such term is used in our certificate of incorporation) of the Board, with a term expiring in 2020.

At our Annual Meeting of Stockholders on June 25, 2018, our stockholders re-elected Stephen Hasker and Messrs. Leddy and Marks as Class I directors, with terms expiring in 2021. In addition, Jeff Epstein retired from our Board as of June 25, 2018 upon the expiration of his term.

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

We recorded a net reduction to opening accumulated deficit of $0.9 million as of January 1, 2018 due to the cumulative impact of adopting Topic 606, with the impact primarily related to the recognition of our contract assets which had been expensed in the previous year. Applying Topic 606 resulted in a net increase of $0.3 million and a net decrease of $0.4 million, for the three and six months ended June 30, 2018, respectively. The impact to cost of goods sold for the three and six months ended June 30, 2018 was a net decrease of $0.4 million and $0.8 million, respectively, primarily relating to revenues in our Media & Content segment as a result of applying Topic 606.

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

The Tax Act also adds many new provisions to the U.S federal corporate tax code including changes to bonus depreciation, the deduction for executive compensation and interest expense, a tax on global intangible low-taxed income (GILTI), the base erosion anti-abuse tax (BEAT) and a deduction for foreign-derived intangible income (FDII). As of June 30, 2018, we do not expect a material tax impact as a result of the Tax Act due to a current year loss and a full valuation allowance against our deferred tax assets. The Company has determined that the BEAT provisions do not apply for 2018 and will continue to assess the impact these provisions in future years.

On December 22, 2017, Staff Accounting Bulletin No. 118 ("SAB 118") was issued to address the application of generally accepted accounting principles in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Act.

In accordance with SAB 118, we have estimated the impacts of the Tax Act using information known at this time, including an income tax benefit of $4.6 million in the year ended December 31, 2017 reflecting the revaluation of our net deferred tax liability based on a U.S. federal tax rate of 21 percent and no estimated tax impact related to the estimated repatriation toll charge of $18.5 million, fully offset by the current year net operating loss and corresponding release of valuation allowance. As of June 30, 2018, our management is still evaluating the effects of the Tax Act provisions, and the assessment does not purport to disclose all changes of the Tax Act that could have material positive or negative impacts on our current or future tax positions.

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

Connectivity Segment

In our Connectivity segment, the use of our connectivity equipment on our customers’ aircraft is subject to regulatory approvals, such as a Supplemental Type Certificate, or “STC,” that are imposed by agencies such as the Federal Aviation

Administration (“FAA”), the European Aviation Safety Agency (“EASA”) and the Civil Aviation Administration of China (“CAAC”). The costs to obtain and/or validate an STC can be significant and vary by plane type and customer location. We have STCs to operate our equipment on several plane types, including The Boeing Company’s (“Boeing”) 737, 757, 767 and 777 aircraft families, and for the Airbus SE (“Airbus”) A320 aircraft family. While we believe we will be successful in obtaining STC approvals in the future as needed, there is a risk that the applicable regulatory agencies do not approve or validate an STC on a timely basis, if at all, which could negatively impact our growth, relationships and ability to sell our connectivity services. To partially address the risk and costs of obtaining STCs in the future, we signed an agreement with Boeing to offer our connectivity equipment on a “line-fit basis” for Boeing’s 737 MAX and 787 models, and our connectivity equipment became available on a line-fit basis in August 2017 as an option on new Boeing 737 MAX airplanes. We also expect to undertake similar line-fit initiatives with other aircraft manufacturers such as Airbus, in the near term. As a result, we expect to continue to incur significant product development expenses in the foreseeable future as we invest in these long-term line-fit opportunities, which we believe will improve our long-term ability to onboard our connectivity equipment on new plane types in a more scalable and cost-effective manner.

Our Connectivity segment is dependent on satellite-capacity providers for satellite bandwidth and certain equipment and servers required to deliver the satellite stream, rack space at the supplier's data centers to house the equipment and servers and network operations service support. Through the Company’s acquisition of Emerging Markets Communications on July 27, 2016 (the “EMC Acquisition”), we expanded the number of our major suppliers of satellite capacity and became a party to an agreement with Intelsat S.A. We also purchase radomes, satellite antenna systems and rings from key suppliers. Any interruption in supply from these important vendors could have a material impact on our ability to sell equipment and/or provide connectivity services to our customers. In addition, some of our satellite-capacity providers (many of whom are well capitalized) are now entering our markets and have begun competing with our service offerings, which has challenged our business relationships with them and created additional competition in our industry.

The growth of our Connectivity segment is dependent upon a number of factors, including the rates at which we increase the number of installed connectivity systems for new and existing customers, customer demand for connectivity services and the prices at (and pricing models under) which we can offer them, government regulations and approvals, customer adoption, take rates (or overall usage of our connectivity services by end-users), the general availability and pricing of satellite bandwidth globally, pricing pressures from our competitors, general travel industry trends, new and competing connectivity technologies, our ability to manage the underlying economics of connectivity services on a global basis and the security of those systems.

The success of our business depends, in part, on the secure and uninterrupted performance of our information technology systems.  An increasing number of companies have disclosed cybersecurity breaches, some of which have involved sophisticated and highly targeted attacks on their computer networks. Despite our efforts to prevent, detect and mitigate these threats, including continuously working to install new, and upgrade our existing, information technology systems and increasing employee awareness around phishing, malware, and other cyber risks, there is no guarantee that such measures will be successful in protecting us from a cyber-attack.  For example, a security-industry consultant informed us that he discovered an in-flight-WiFi-system vulnerability that could allow a third party to access through the Internet on-aircraft equipment utilized in our passenger connectivity system.  Following receipt of this report, we identified the source of the vulnerability and resolved it. We notified the affected airline customers, and launched an investigation to determine full scope and impact of the issue, including by hiring third-party consultants.  We determined that no compromise of passenger data occurred.  Moreover, we determined that there was no risk to the safe operation of any flight, as we design our systems to be independent from critical aircraft and flight systems.  We also consulted with the Aviation Information Sharing and Analysis Center (A-ISAC), an industry group whose members are leaders in the airline, airport, platform, satellite, engine, and equipment manufacturing segments of the aviation industry.  We will continue to respond to any reported cybersecurity threats as they are identified to us and work with our suppliers, customers and experts to quickly mitigate any threats, but we believe that incidents of this nature are inherent in our industry and will continue to represent a significant reputational and business risk to our Connectivity segment’s growth and prospects, and those of our overall industry.

Our cost of sales, the largest component of our operating expenses, varies from period to period, particularly as a percentage of revenue, based upon the mix of the underlying equipment and service revenue that we generate. Cost of sales also varies period-to-period as we acquire new customers and to accommodate the growth of our Connectivity segment. During 2018, we have continued to increase our investment in satellite capacity over North America and the Middle East to facilitate the growth of our existing and new connectivity customer base, which has included purchases of satellite transponders. Depending on the timing of our satellite expenditures, our cost of sales as a percentage of our revenue may fluctuate from period to period.

A substantial amount of our Connectivity segment’s revenue is derived from Southwest Airlines, a U.S. based airline. Our contract with Southwest Airlines provides for a term of services through 2025, and includes a commitment from Southwest for live television services. We have continued to install our connectivity systems on additional Southwest Airlines aircraft. Under the contract, we committed to deploy increased service capacity (and our patented technology) to deliver a significantly enhanced passenger experience. Starting on July 1, 2017, we transitioned to a “monthly recurring charge” revenue model with Southwest Airlines that provides us with long-term revenue visibility. The contract also provides for additional rate cards for ancillary services and the adoption of a fleet management plan.

We plan to further expand our connectivity operations internationally to address opportunities in non-U.S. markets. As we expand our business further internationally in places such as the Middle East, Europe, Asia Pacific and Latin America, we will continue to incur significant incremental upfront expenses associated with these growth opportunities.

Material Weaknesses

We continue to expend significant time and resources remediating material weaknesses in our internal control over financial reporting. These weaknesses relate to our entity level control environment, financial statement close and reporting process, intercompany process, business combination, significant and unusual non-routine transactions, inventory, content library, internally developed software, long lived assets, goodwill impairment, accounts payable and accrued liabilities, revenue processes, license fee accruals, income taxes, payroll, stock-based compensation, treasury, and information technology processes. We may identify additional deficiencies that constitute material weaknesses as we continue to work to remediate our existing material weaknesses.

We are strongly committed to addressing these material weaknesses, which we believe will strengthen our business and we have commenced our remediation in this regard. However, we are uncertain as to our timing to complete the remediation, the extent to which such efforts will deplete our cash reserves and our ability to succeed in the remediation. If we are unable to establish and maintain effective internal control over financial reporting, we may be unable to timely file our periodic SEC reports or identify and forecast certain business trends and certain aspects of our financial performance, which could negatively impact our ability to focus on and achieve our business objectives.

Key Components of Consolidated Statements of Operations
There have been no material changes to the key components of our Condensed Consolidated Statements of Operations as described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2017 Form 10-K.

Critical Accounting Policies

The preparation of our condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the notes to the financial statements. Some of those judgments can be subjective and complex, and therefore, actual results could differ materially from those estimates under different assumptions or conditions. A summary of our critical accounting policies is presented in Part II, Item 7, of our 2017 Form 10-K. On January 1, 2018, we adopted ASU 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”) and all related amendments. See Note 2. Basis of Presentation and Summary of Significant Accounting Policies. There were no other material changes to our critical accounting policies during the six months ended June 30, 2018.

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

Unaudited Condensed Consolidated Statement of Operations Data (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenue	$165,962	$155,742	$322,459	$308,334
Operating expenses:
Cost of sales	126,731	118,090	245,210	228,630
Sales and marketing	10,877	10,029	20,492	21,041
Product development	9,872	7,942	18,206	15,591
General and administrative	29,799	34,929	68,235	70,250
Provision for legal settlements	(141)	—	375	475
Amortization of intangible assets	10,357	10,860	20,920	21,868
Goodwill impairment	—	—	—	78,000
Total operating expenses	187,495	181,850	373,438	435,855
Loss from operations	(21,533)	(26,108)	(50,979)	(127,521)
Other expense	(20,655)	(13,998)	(34,201)	(35,380)
Loss before income taxes	(42,188)	(40,106)	(85,180)	(162,901)
Income tax (benefit) expense	3,722	4,024	(987)	6,840
Net loss	$(45,910)	$(44,130)	$(84,193)	$(169,741)

The following table provides, for the periods presented, the depreciation expense included in the above line items (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Cost of sales	$11,475	$7,378	$19,557	$13,592
Sales and marketing	1,065	622	1,830	1,453
Product development	967	607	1,629	1,184
General and administrative	2,925	2,582	6,099	5,283
Total	$16,432	$11,189	$29,115	$21,512

The following table provides, for the periods presented, the stock-based compensation expense included in the above line items (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Cost of sales	$80	$66	$260	$153
Sales and marketing	98	131	291	306
Product development	139	165	450	336
General and administrative	1,913	630	4,867	2,048
Total	$2,230	$992	$5,868	$2,843

The following table provides, for the periods presented, our results of operations, as a percentage of revenue, for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenue	100%	100%	100%	100%
Operating expenses:
Cost of sales	76%	76%	76%	74%
Sales and marketing	7%	6%	6%	7%
Product development	6%	5%	6%	5%
General and administrative	18%	22%	21%	23%
Provision for legal settlements	—%	—%	—%	—%
Amortization of intangible assets	6%	7%	6%	7%
Goodwill impairment	—%	—%	—%	25%
Total operating expenses	113%	117%	116%	141%
Loss from operations	(13)%	(17)%	(16)%	(41)%
Other expense	(12)%	(10)%	(11)%	(6)%
Loss before income taxes	(25)%	(26)%	(26)%	(53)%
Income tax (benefit) expense	2%	3%	—%	2%
Net loss	(28)%	(28)%	(26)%	(55)%

Three Months Ended June 30, 2018 and 2017

Operating Segments

Segment revenue, expenses and gross margin for the three months ended June 30, 2018 and 2017 derived from each our Media & Content and Connectivity segments were as follows (in thousands):

	Three Months Ended June 30,
	2018	2017
Revenue:
Media & Content
Licensing and services	$83,455	$74,566
Connectivity
Services	72,973	71,582
Equipment	9,534	9,594
Total	82,507	81,176
Total revenue	$165,962	$155,742
Cost of Sales:
Media & Content
Licensing and services	$58,456	$56,693
Connectivity
Services	63,848	52,230
Equipment	4,427	9,167
Total	$68,275	$61,397
Total cost of sales	$126,731	$118,090
Gross margin:
Media & Content	$24,999	$17,873
Connectivity	14,232	19,779
Total gross margin	39,231	37,652
Other operating expenses	60,764	63,760
Loss from operations	$(21,533)	$(26,108)

Revenue

Media & Content

Media & Content operating segment revenue for the three months ended June 30, 2018 and 2017 was as follows (in thousands, except for percentages):

	Three Months Ended June 30,
	2018	2017	Change
Licensing and services	$83,455	$74,566	12%

Media & Content Licensing and Services Revenue

Media & Content licensing and services revenue increased $8.9 million, or 12%, to $83.5 million for the three months ended June 30, 2018, compared to $74.6 million for the three months ended June 30, 2017. The increase was driven by a ramp up in content programming for previously-announced new customer contracts as well as expanded content programming with several of our existing airline partners.

Connectivity

Connectivity operating segment revenue for the three months ended June 30, 2018 and 2017 was as follows (in thousands, except for percentages):

	Three Months Ended June 30,
	2018	2017	Change
Services	$72,973	$71,582	2%
Equipment	9,534	9,594	(1)%
Total	$82,507	$81,176	2%

Connectivity Services Revenue

Services revenue from our Connectivity operating segment increased $1.4 million, or 2%, to $73.0 million for the three months ended June 30, 2018, compared to $71.6 million for the three months ended June 30, 2017. The increase in services revenue was predominantly driven by new aircraft, marine-vessel and land-site installations.

Connectivity Equipment Revenue

Equipment revenue from our Connectivity operating segment remained consistent year over year, decreasing $0.1 million, or 1%, to $9.5 million for the three months ended June 30, 2018, compared to $9.6 million for the three months ended June 30, 2017.

Cost of Sales

Media & Content

Media & Content operating segment cost of sales for the three months ended June 30, 2018 and 2017 was as follows (in thousands, except for percentages):

	Three Months Ended June 30,
	2018	2017	Change
Licensing and services	$58,456	$56,693	3%

Media & Content cost of sales increased $1.8 million, or 3%, to $58.5 million for the three months ended June 30, 2018, compared to $56.7 million for the three months ended June 30, 2017. However, cost of sales decreased as a proportion of Media & Content revenues to 70% for the three months ended June 30, 2018, compared to 76% for the three months ended June 30, 2017. The improvement in cost as a percentage of revenue was due to improved licensing procurement and operational processes.

Connectivity

Cost of sales for our Connectivity segment for the three months ended June 30, 2018 and 2017 was as follows (in thousands, except for percentages):

	Three Months Ended June 30,
	2018	2017	Change
Services	$63,848	$52,230	22%
Equipment	4,427	9,167	(52)%
Total	$68,275	$61,397	11%

Connectivity services cost of sales increased $11.6 million, or 22%, to $63.8 million for the three months ended June 30, 2018, compared to $52.2 million for the three months ended June 30, 2017. As a percentage of Connectivity services revenue, Connectivity service cost of sales increased to 87% during the three months ended June 30, 2018, compared to 73% for the three months ended June 30, 2017. This increase was a result of our increased investment in satellite network capacity to support increased bandwidth requirements of existing customers and to fulfill new customer installations expected beginning in the third quarter of 2018.

Connectivity equipment cost of sales decreased $4.7 million, or 52%, to $4.4 million for the three months ended June 30, 2018 compared to $9.2 million for the three months ended June 30, 2017. As a percentage of Equipment revenue, Connectivity equipment cost of sales decreased to 46% during the three months ended June 30, 2018, compared to 96% for the three months ended June 30, 2017. The decrease was primarily driven by product mix.

Other Operating Expenses

Other operating expenses for the three months ended June 30, 2018 and 2017 were as follows (in thousands, except for percentages):

	Three Months Ended June 30,
	2018	2017	Change
Sales and marketing	$10,877	$10,029	8%
Product development	9,872	7,942	24%
General and administrative	29,799	34,929	(15)%
Provision for (reversal of) legal settlements	(141)	—	(100)%
Amortization of intangible assets	10,357	10,860	(5)%
Goodwill impairment	—	—	—%
Total	$60,764	$63,760	(5)%

Sales and Marketing

Sales and marketing expenses increased $0.8 million, or 8%, to $10.9 million for the three months ended June 30, 2018 compared to $10.0 million for the three months ended June 30, 2017. The increase was as a result of one-time severance charges relating to our recent integration activities.

Product Development

Product development expenses increased $1.9 million, or 24%, to $9.9 million for the three months ended June 30, 2018, compared to $7.9 million for the three months ended June 30, 2017. This increase was primarily a result of increased employee costs and hardware maintenance costs as a result of ongoing product development projects.

General and Administrative

General and administrative costs decreased $5.1 million, or 15%, to $29.8 million during the three months ended June 30, 2018, compared to $34.9 million for the three months ended June 30, 2017. The decrease was primarily driven by a decrease in professional and outside services costs, including reductions in advisory services, audit fees, legal fees and outside contractors.

Reversal of Legal Settlements

The provision for legal settlements in the three months ended June 30, 2018 remained relatively consistent as compared to the three months ended June 30, 2017, with an immaterial reversal of legal provisions of $0.1 million during the three months ended June 30, 2018. We did not record any provisions for legal expenses during the three months ended June 30, 2017. See Note. 9 Commitments and Contingencies.

Amortization of Intangible Assets

Amortization expense decreased $0.5 million, or 5%, to $10.4 million during the three months ended June 30, 2018, compared to $10.9 million for the three months ended June 30, 2017. The decrease was due to a portion of our acquired intangible assets from prior acquisitions becoming fully amortized during the period.

Goodwill Impairment

We did not identify any goodwill impairment triggers during the three months ended June 30, 2018 and 2017.

Other Income (Expense), net

Other expense for the three months ended June 30, 2018 and 2017 was as follows (in thousands, except for percentages):

	Three Months Ended June 30,
	2018	2017	Change
Interest expense, net	$(19,755)	$(14,807)	33%
Loss on extinguishment of debt	—	—	—%
Income from equity method investments	428	601	(29)%
Change in fair value of derivatives	(655)	(445)	47%
Other (expense) income, net	(673)	653	(203)%
Total	$(20,655)	$(13,998)	48%

Other expense increased $6.7 million, or 48%, to $20.7 million for the three months ended June 30, 2018 compared to expense of $14.0 million for the three months ended June 30, 2017. The increase was driven primarily by the increase in interest expense of $4.9 million, or 33%, during the three months ended June 30, 2018 as a result of the Searchlight investment. Additionally, Other (expense) income, net resulted in an expense of $0.7 million for the three months ended June 30, 2018 compared to income of $0.7 million for the three months ended June 30, 2017. The decrease of $1.3 million was primarily due to fluctuations in foreign currency.

Income Tax Expense

We recorded an income tax expense of $3.7 million and $4.0 million for the three months ended June 30, 2018 and 2017, respectively. The tax provision for the three months ended June 30, 2018 is primarily attributable to the effects of foreign tax rate differences, foreign withholding taxes, changes in unrecognized tax benefits, and changes in valuation allowance. The tax provision during the three months ended June 30, 2017 was primarily attributable to changes in foreign income taxes resulting from fluctuations in the foreign subsidiaries’ contribution to pretax income, withholding taxes and effects of permanent differences.

Six Months Ended June 30, 2018 and 2017

Operating Segments

Segment revenue, expenses and gross profit for the six months ended June 30, 2018 and 2017 derived from our Media & Content and Connectivity segments were as follows (in thousands):

	Six Months Ended June 30,
	2018	2017
Revenue:
Media & Content
Licensing and services	$158,369	$150,945
Connectivity
Services	144,585	138,845
Equipment	19,505	18,544
Total	164,090	157,389
Total revenue	$322,459	$308,334
Gross margin:
Media & Content	$45,459	$39,996
Connectivity	31,790	39,708
Total gross margin	77,249	79,704
Other operating expenses	128,228	129,225
	—	78,000
Loss from operations	$(50,979)	$(127,521)

Revenue

Media & Content

Media & Content operating segment revenue for the six months ended June 30, 2018 and 2017 was as follows (in thousands, except percentages):

	Six Months Ended June 30,
	2018	2017	Change
Licensing and services	$158,369	$150,945	5%

Media & Content Licensing and Services Revenue

Media & Content licensing and services revenue increased $7.4 million, or 5%, to $158.4 million for the six months ended June 30, 2018, compared to $150.9 million for the six months ended June 30, 2017. The $7.4 million increase was driven by a ramp up in content programming for previously-announced new customer contracts as well as expanded content programming with several of our existing airline partners.

Connectivity

Connectivity operating segment revenue for the six months ended June 30, 2018 and 2017 was as follows (in thousands, except for percentages):

	Six Months Ended June 30,
	2018	2017	Change
Services	$144,585	$138,845	4%
Equipment	19,505	18,544	5%
Total	$164,090	$157,389	4%

Connectivity Services Revenue

Connectivity services revenue increased $5.7 million, or 4%, to $144.6 million for the six months ended June 30, 2018, compared to $138.8 million for the six months ended June 30, 2017. The increase in services revenue was predominantly driven by new aircraft, marine-vessel and land-site installations.

Connectivity Equipment Revenue

Connectivity equipment revenue increased $1.0 million, or 5%, to $19.5 million for the six months ended June 30, 2018 compared to $18.5 million for the six months ended June 30, 2017. The increase was predominantly due to timing of equipment shipments and installations.

Cost of Sales

Media & Content

Media & Content operating segment cost of sales was as follows (in thousands, except for percentages):

	Six Months Ended June 30,
	2018	2017	Change
Licensing and services	$112,910	$110,949	2%

Media & Content cost of sales increased $2.0 million, or 2%, to $112.9 million for the six months ended June 30, 2018 compared to $110.9 million for the six months ended June 30, 2017 as a result of the increased licensing and services revenue from new and existing customers. As a percentage of Media & Content revenue, cost of sales decreased to 71% during the six months ended June 30, 2018, compared to 74% for the six months ended June 30, 2017. The improvement in cost as percentage of revenue was due to improved licensing procurement processes.

Connectivity

Connectivity operating segment cost of sales was as follows (in thousands, except for percentages):

	Six Months Ended June 30,
	2018	2017	Change
Services	$121,885	$100,846	21%
Equipment	10,415	16,835	(38)%
Total	$132,300	$117,681	12%

Connectivity services cost of sales increased $21.0 million, or 21%, to $121.9 million for the six months ended June 30, 2018 compared to $100.8 million for the six months ended June 30, 2017. As a percentage of Connectivity service revenue, Connectivity service cost of sales increased to 84% during the six months ended June 30, 2018, compared to 73% for the six months ended June 30, 2017. This increase was predominantly driven by increased bandwidth and backhaul costs to support increased bandwidth requirements of existing customers and to fulfill new customer installations. Additionally, depreciation increased principally as a result of our transponders purchased in the first quarter of 2018.

Connectivity equipment cost of sales decreased $6.4 million, or 38%, to $10.4 million for the six months ended June 30, 2018 compared to $16.8 million for the six months ended June 30, 2017. As a percentage of Connectivity equipment revenue, Connectivity equipment cost of sales decreased to 53% during the six months ended June 30, 2018 compared to 91% for the six months ended June 30, 2017. The decrease in equipment cost of sales was predominantly as a result of improved product mix.

Other Operating Expenses

Other operating expenses for the six months ended June 30, 2018 and 2017 were as follows (in thousands, except for percentages):

	Six Months Ended June 30,
	2018	2017	Change
Sales and marketing	$20,492	$21,041	(3)%
Product development	18,206	15,591	17%
General and administrative	68,235	70,250	(3)%
Provision for legal settlements	375	475	(21)%
Amortization of intangible assets	20,920	21,868	(4)%
Goodwill impairment	—	78,000	(100)%
Total	$128,228	$207,225	(38)%

Sales and Marketing

Sales and marketing expenses decreased $0.5 million, or 3%, to $20.5 million for the six months ended June 30, 2018, compared to $21.0 million for the six months ended June 30, 2017. The decrease reflects synergies resulting from the integration of our sales and marketing functions.

Product Development

Product development expense increased $2.6 million, or 17%, to $18.2 million for the six months ended June 30, 2018, compared to $15.6 million for the six months ended June 30, 2017. This increase resulted primarily from increased employee costs and hardware maintenance costs generated by ongoing product development projects.

General and Administrative

General and administrative costs decreased $2.0 million, or 3%, to $68.2 million during the six months ended June 30, 2018, compared to $70.3 million for the six months ended June 30, 2017. The decrease was primarily driven by a decrease in professional and outside services costs, including reductions in advisory services, audit fees, legal fees and outside contractors.

Provision for Legal Settlements

The provision for legal settlements remained relatively consistent with an immaterial release of $0.1 million to $0.4 million during the six months ended June 30, 2018, compared to $0.5 million for the six months ended June 30, 2017.

Amortization of Intangible Assets

Amortization expense decreased $0.9 million, or 4%, to $20.9 million during the six months ended June 30, 2018, compared to $21.9 million for the six months ended June 30, 2017. The decrease was due to a portion of our acquired intangible assets from prior acquisitions becoming fully amortized during the period.

Goodwill Impairment

No goodwill impairment trigger was identified during the six months ended June 30, 2018.

During the first quarter of 2017 we assessed our goodwill for impairment due to several reasons including a significant decline in the market capitalization of the Company and lower than expected financial results in its Maritime & Land Connectivity reporting unit during the three months ended March 31, 2017. We determined that there was a higher degree of uncertainty in achieving our financial projections for this unit and as such, increased its discount rate, which reduced the fair value of the unit. We also adopted ASU 2017-04, Intangibles-Goodwill and Others (Topic 350): Simplifying the Test for Goodwill Impairment, effective January 1, 2017, which eliminated Step 2 from the goodwill impairment test, requiring a company to perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and to recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. Applying this methodology, we recorded an impairment of charge $78.0 million in this reporting unit as of March 31, 2017. There was no impairment charge in this reporting unit in the quarter ended June 30, 2017.

Other Income (Expense), net

Other income (expense) for the six months ended June 30, 2018 and 2017 was as follows (in thousands, except for percentages):

	Six Months Ended June 30,
	2018	2017	Change
Interest expense, net	$(35,352)	$(25,771)	37%
Loss on extinguishment of debt	—	(14,389)	(100)%
Income from equity method investments	1,589	2,140	(26)%
Change in fair value of derivatives	(91)	2,475	(104)%
Other income (expense), net	(347)	165	(310)%
Total	$(34,201)	$(35,380)	(3)%

Other expense decreased $1.2 million, or 3%, to $34.2 million for the six months ended June 30, 2018 compared to $35.4 million for the six months ended June 30, 2017. The decrease was primarily due to additional interest expense of $9.6 million, as a result of our increased long-term debt balance offset by the loss on extinguishment of debt of $14.4 million which we incurred during the three months ended March 31, 2017 arising as a result of the refinancing of the legacy EMC indebtedness into a larger credit facility. Additionally, the change in fair value of our derivative instruments resulted in expense of $0.1 million during the six months ended June 30, 2018, compared to income of $2.5 million during the six months ended June 30, 2017—a decrease of $2.6 million. The change was predominantly due to a decline in fair value of the contingently issuable shares in the six months ended June 30, 2017. Other income (expense), net resulted in an expense of $0.3 million for the six months ended June 30, 2018, compared to income of $0.2 million for the six months ended June 30, 2017. The decrease of $0.5 million was primarily due to fluctuations in foreign currency.

Income Tax Expense

The income tax benefit was $1.0 million for the six months ended June 30, 2018, compared to a provision of $6.8 million for the six months ended June 30, 2017. The tax benefit during the six months ended June 30, 2018 was primarily attributable to the realizable benefit against the Company’s deferred tax liabilities that can be reduced by the U.S. federal indefinite life net operating loss and interest expense carryover that are no longer subject to expiration pursuant to the Tax Cuts and Jobs Act of 2017. The tax provision during the six months ended June 30, 2017 is primarily attributable to foreign income taxes, goodwill impairment and change in the valuation allowance.

Financial Condition, Liquidity and Capital Resources

Selected financial data for the periods presented below were as follows (in thousands):

	June 30, 2018	December 31, 2017
Cash and cash equivalents	$37,403	$48,260
Total assets	824,477	860,584
Current portion of long-term debt	19,595	20,106
Long-term debt	633,527	598,958
Total stockholders’ deficit	(79,143)	(25,475)

Current Financial Condition

The following reflects the financial condition of our business and operations as of June 30, 2018 as well as material developments relating thereto through the date of filing of this Form 10-Q:

As of June 30, 2018, our principal sources of liquidity were our cash and cash equivalents of $37.4 million and our revolving credit facility. Our cash is invested primarily in cash and money market funds in banking institutions in the U.S., Canada and Europe and to a lesser extent in Asia Pacific. Our long term debt balance increased from $619.1 million at December 31, 2017 to $653.1 million at June 30, 2018. This was primarily driven by the Searchlight investment, which increased our long-term debt balance by $150.0 million (which amount represents the net of cash proceeds less the amounts allocated to the attached equity warrants as discussed further below), partially offset by the pay down of $78.0 million in outstanding principal balance on our revolving credit facility under the 2017 Credit Agreement (“2017 Revolving Loans”) as well as principal payments on 2017 Credit Agreement and other debts of $6.7 million.

The Searchlight investment provided net proceeds of $143.0 million in exchange for $150.0 million in aggregate principal amount of our new Second Lien Notes. This was combined with warrants issued to Searchlight to acquire an aggregate of 18,065,775 shares of our common stock, at an exercise price of $0.01 per share (the “Penny Warrants”), and warrants to acquire an aggregate of 13,000,000 shares of our common stock at an exercise price of $1.57 per share (the “Market Warrants”). We used the proceeds of this indebtedness to repay then-existing indebtedness (including the 2017 Revolving Loans), to fund our working-capital and capital-expenditure requirements and for general corporate purposes.

As of June 30, 2018, we had $458.8 million (aggregate principal amount), net of discounts, in term loans outstanding under our 2017 Credit Agreement; no drawn balance under the 2017 Revolving Loans (other than approximately $6.2 million in letters of credit outstanding thereunder); $150.0 million (aggregate principal amount) of outstanding Second Lien Notes outstanding; $82.5 million (aggregate principal amount) of convertible notes outstanding; and other debt outstanding of $5.2 million. We expect to draw on the 2017 Revolving Loans from time to time to fund our working capital needs and for other general corporate purposes. Please see Note 8. Financing Arrangements to the unaudited condensed consolidated financial statements (Part I, Item 1 of this Form 10-Q) for a discussion of our indebtedness.

As of June 30, 2018, we had approximately $5.4 million of restricted cash (which amount is excluded from the $37.4 million of cash and cash equivalents noted in the table above) which was attached to letters of credit between our subsidiaries and certain customers.

Our cash flows from operating activities are significantly affected by our investments in operations, including working capital and corporate infrastructure to support our ability to generate revenue and conduct operations through cost of services, product development, sales and marketing, and general and administrative activities. Cash used in operations was $42.8 million and $59.9 million (as recast for the impacts of ASU 2016-18) for the six months ended June 30, 2018 and 2017, respectively. Cash used in investing activities has historically been, and is expected to continue to be, impacted significantly by our investments in our platform, our infrastructure and equipment for our business offerings and resources to remediate material weaknesses. Cash provided by financing activities has been significantly impacted by our refinancing of legacy EMC indebtedness with the 2017 Credit Agreement during the six months ended June 30, 2017 and the issuance of the Second Lien Notes during the six months ended June 30, 2018. Historically, cash used for financing activities included repurchases of our common stock, warrant repurchases, and the repayment of debt. During the six months ended June 30, 2018 our operating and investing cash flows were negatively impacted by incremental working capital needs and increased capital expenditures as we continue to restructure our operations and ramp up our business for both new customer wins and volume and capacity growth within our existing customers.

As of June 30, 2018, our consolidated unrestricted cash balance was approximately $37.4 million, of which approximately $26.2 million was held by our non-U.S. subsidiaries. If we decide to repatriate our non-U.S. cash holdings, we may incur a tax liability under U.S. tax laws on any amount that we repatriate into the U.S. In the event we elect to repatriate any of these funds, we believe we have sufficient net operating losses for the foreseeable future to offset any U.S. tax owed on repatriated income. As a result, we do not expect any such repatriation would create a tax liability in the U.S. or have a material impact on our effective tax rate.

We expect our available cash balances and cash flows from operations (combined with the availability under the 2017 Revolving Loans) to provide sufficient liquidity to fund our current obligations and projected working-capital and capital-expenditure requirements for at least the next 12 months. To strengthen our current liquidity position and to fund our ongoing operations and/or enable us to invest in new business opportunities, we have implemented cost reduction initiatives and/or may raise additional funds through asset sales, commercial financings, new revolving and term-loan facilities and the issuance of bonds, debentures and equity and equity-linked securities (in public or private offerings). However, market conditions, our future financial performance, and our history of delays in filing our periodic SEC reports among other factors, may make it difficult or impossible for us to access debt or equity sources of capital, on favorable terms or at all, should we determine in the future to raise additional funds through these methods.

Our assessment that we will have sufficient liquidity to continue as a going concern for at least the next 12 months is based on our completion on March 27, 2018 of the Second Lien Notes issuance (as discussed in Note 8. Financing Arrangements), which provided net cash proceeds of approximately $143.0 million (of which we subsequently used a portion thereof to pay down approximately $78.0 million of our revolving credit facility) and on underlying estimates and assumptions, including that we: (i) timely file our periodic reports with the SEC; (ii) timely service our indebtedness and comply with the covenants (including the financial-reporting covenants) in the agreements governing our indebtedness; and (iii) remain listed on Nasdaq, including by maintaining a minimum $1.00 per-share stock price requirement pursuant to Nasdaq’s listing rules.

If we are unable to service our indebtedness or satisfy the covenants (including the financial reporting covenants) in the agreements governing our indebtedness (or obtain additional waivers (if needed)), our lenders and noteholders have the option to immediately accelerate all outstanding indebtedness, which we may not have the ability to repay. We intend to satisfy our current debt service obligations with its existing cash and cash equivalents and through accessing our 2017 Revolving Loans. However, in the event we may not have sufficient funds or may be unable to arrange for additional financing to pay the future amounts due under our existing debt instruments in the event of an acceleration event or repurchase event (such as would be triggered in the event that we are delisted from Nasdaq in the future). In this event, funds from external sources may not be available on acceptable terms, if at all.

Cash and Cash Equivalents

Our cash and cash equivalents are maintained at several financial institutions. Deposits held may exceed the amount of insurance provided on such deposits. Generally, our deposits may be redeemed upon demand and are maintained with a financial institution of reputable credit and, therefore, bear minimal credit risk. As of June 30, 2018 and December 31, 2017 approximately $26.2 million and $19.7 million of our cash and cash equivalents, respectively, were held by our foreign subsidiaries. If we decide to repatriate our non-U.S. cash holdings, we may incur a tax liability under U.S. tax laws on any amount that we repatriate into the U.S. In the event we elect to repatriate any of these funds, we believe we have sufficient net operating losses for the foreseeable future to offset any U.S. tax owed on repatriated income. As a result, we do not expect any such repatriation would create a tax liability in the U.S. or have a material impact on our effective tax rate

Sources and Uses of Cash—Six Months Ended June 30, 2018 and 2017

A summary of our cash flow activities for the six months ended June 30, 2018 and 2017 is as follows (in thousands):

	Six Months Ended June 30,
	2018	2017
Net cash used in operating activities	$(42,827)	$(59,866)
Net cash used in investing activities	(24,472)	(41,638)
Net cash provided by financing activities	58,320	100,194
Effects of exchange rate changes on cash and cash equivalents	(96)	371
Net increase in cash and cash equivalents	(9,075)	(939)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF PERIOD[1]	51,868	68,678
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD[1]	$42,793	$67,739

1 June 30, 2017 figures have been recast to include the impact of the adoption of ASU 2016-18. See Note 2. Basis of Presentation and Summary of Significant Accounting Policies

Figures denoted below with “*” have been recast to include the impact of the adoption of ASU 2016-18:

Cash Flows Used in Operating Activities

Six Months Ended June 30, 2018

Net cash used in our operating activities of $42.8 million primarily reflects our net loss of $84.2 million during the period, which included net non-cash charges of $59.2 million primarily related to depreciation and amortization expenses of $50.0 million and other items netting to a charge of $9.2 million.

The remainder of our sources of cash used in operating activities was as a result of net cash outflows of $17.9 million resulting from changes in working capital balances, predominantly driven by cash outflows due to a reduction in accounts payable balances as well as an increase in inventory due to additional equipment purchased for new customers and an increase in our content library. This was partially offset by cash inflows as a result of a decrease in accounts receivables due to improved collections.

Six Months Ended June 30, 2017

Net cash used in our operating activities of $59.9 million* primarily reflects our net loss of $169.7 million during the period, which included net non-cash charges of $148.8 million. These non-cash charges primarily related to a goodwill impairment charge of $78.0 million, along with the loss on extinguishment of debt of $14.4 million, normal depreciation and amortization expenses of $42.8 million and other items netting to a charge of $13.6 million.

The remainder of our sources of cash used in operating activities of $38.9 million* resulted from changes in working capital driven by cash outflows from working capital changes predominantly as a result of decreases in accounts payable due to timing of payments, an increase in accounts receivable due to slower than anticipated collections, a decrease in our content library liabilities, partially offset by a decrease in our prepaid expenses and other current assets.

Cash Flows Used in Investing Activities

Six Months Ended June 30, 2018

Net cash used in investing activities during the six months ended June 30, 2018 of $24.5 million was due to purchases of property, plant and equipment, principally relating to the transponders purchased and expanding connectivity infrastructure to support our growth.

Six Months Ended June 30, 2017

Net cash used in investing activities of $41.6 million* was due to purchase of property, plant and equipment, principally relating to the receipt of SES Tranche 2 Transponders along with subsidized equipment shipments to Fly Dubai and Avianca and the receipt of the final $1.3 million from the seller of the EMC business (relating to the working capital adjustment escrow in the EMC purchase agreement).

Cash Flows Provided by Financing Activities

Six Months Ended June 30, 2018

Net cash provided by financing activities of $58.3 million was primarily due to net proceeds of $143.0 million received in connection with the Searchlight investment, as discussed in Note 8. Financing Arrangements. This was partially offset by the repayment in full of our senior secured revolving credit facility in the amount of $78.0 million and principal payments on our senior secured term loan facility and other debts of approximately $6.7 million.

Six Months Ended June 30, 2017

Net cash provided by financing activities of $100.2 million was primarily due to net proceeds of $485.0 million received as a result of our January 2017 refinancing of indebtedness that we assumed from EMC in the EMC Acquisition with a larger credit facility. The new 2017 Credit Agreement, entered into in January 2017, consisted of a six-year $500 million senior secured term loan facility (fully drawn at the close of the refinancing) and a five-year $85 million senior secured revolving credit facility. The remaining $50.0 million of cash inflows from financing activities relates to a drawdown of the new senior secured revolving credit facility during the six months ended June 30, 2017. These receipts were offset by repayments of the EMC indebtedness of $412.4 million and issuance costs for the2017 Credit Agreement of $17.9 million and other debt repayments of $3.7 million. Additionally, we made a contingent earn-out payment of $0.8 million relating to a previous acquisition made in 2015.

Long-Term Debt

As of June 30, 2018 and December 31, 2017, our long-term debt consisted of the following (in thousands):

	June 30, 2018	December 31, 2017
Senior secured term loan facility, due January 2023(+)	$484,375	$490,625
Senior secured revolving credit facility, due January 2022(+)(1)	—	78,000
Second lien notes, due 2023 (2)	150,000	—
2.75% convertible senior notes due 2035(3)	82,500	82,500
Other debt	5,183	9,075
Unamortized bond discounts, fair value adjustments and issue costs, net	(68,936)	(41,136)
Total carrying value of debt	653,122	619,064
Less: current portion, net	(19,595)	(20,106)
Total non-current	$633,527	$598,958

(+)    This facility is a component of the 2017 Credit Agreement.

(1)    In the second quarter of 2018, we used a portion of the proceeds of the issuance of our Second Lien Notes to repay the full $78 million principal balance on our revolving credit facility. We expect to draw on the revolving credit facility from time to time to fund our working capital needs and for other general corporate purposes.
(2)    The principal amount outstanding of the Second Lien Notes, due 2023 as set forth in the foregoing table was $150.0 million as of June 30, 2018, and is not the carrying amount of the indebtedness (i.e. outstanding principal amount net of debt issuance costs and discount associated with the equity component). The value allocated to the attached penny warrants and market warrants for financial reporting purposes was $14.9 million and $9.3 million, respectively. These qualify for classification in stockholders’ equity and are included in the condensed consolidated balance sheets within “Additional paid-in capital”.
(3)    The principal amount outstanding of the 2.75% convertible senior notes due 2035 as set forth in the foregoing table was
$82.5 million as of June 30, 2018, and is not the carrying amounts of this indebtedness (i.e., outstanding principal amount net of debt issuance costs and discount associated with the equity component). The carrying amount was $70.1 million and $69.7 million as of June 30, 2018 and December 31, 2017, respectively.

The aggregate contractual maturities of all borrowings as of June 30, 2018 were as follows (in thousands):

Years Ending December 31,	Amount
2018 (remaining six months)	$9,811
2019	22,567
2020	25,376
2021	25,043
2022	25,044
Thereafter	614,217
Total	$722,058

The foregoing table excludes earn-out liabilities of $0.1 million relating to our prior acquisitions in 2015, in which we agreed to future contingent earn-out obligations relating to future performance of those businesses. Potential payouts are expected on specified dates through 2020. Also excluded are future purchase commitments with some of our connectivity vendors to secure future inventory for our airline customers and commitments related to ongoing engineering and antenna projects. At June 30, 2018, we also had outstanding letters of credit in the amount of $7.4 million, of which $6.2 million was issued under the letter of credit facility under the 2017 Credit Agreement.

As of June 30, 2018, the principal balance on our outstanding term loan under the 2017 Credit Agreement was $484.4 million. On May 10, 2018, we used a portion of the proceeds of the issuance of our Second Lien Notes to repay the full $78 million principal balance on our revolving credit facility. We expect to draw on the revolving credit facility from time to time to fund our working capital needs and for other general corporate purposes.

Covenant Compliance Under the 2017 Credit Agreement

Under the 2017 Credit Agreement, we are subject to a financial-reporting covenant (“Financial-Reporting Covenant”) and a maximum leverage ratio covenant (the “Leverage Ratio”) (each of which we describe below), in addition to other customary covenants and restrictions set forth therein.
The Financial Reporting Covenant requires us to furnish to our lenders our audited annual financial statements and unaudited interim financial statements by deadlines specified in the 2017 Credit Agreement.
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
As of June 30, 2018, we were in compliance with the Leverage Ratio, and based on our current projections, we expect to remain in compliance with the Leverage Ratio for at least the next 12 months.
You should also refer to the section titled “Risks Related to Our Indebtedness” in Part I, Item 1A. Risk Factors in our 2017 Form 10-K, for an explanation of the consequences of our failure to satisfy these covenants.

Contractual Obligations

For a discussion of movie license and Internet protocol television commitments, minimum lease obligations, satellite capacity, and other contractual commitments as of June 30, 2018 and for periods subsequent thereto, see Note 9. Commitments and Contingencies to the unaudited condensed consolidated financial statements (contained in Part I, Item 1 of this Form 10-Q).

Off -Balance Sheet Arrangements

As of June 30, 2018, we did not have any off-balance sheet arrangements that have, or are reasonably likely to have, a material effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes during the six months ended June 30, 2018, to the information provided in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of our Annual Report on Form 10-K for the year ended December 31, 2017.

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

As of the end of the period covered by this Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) pursuant to Rule 13a-15 of the Exchange Act. Based upon that evaluation, as a result of the material weaknesses in internal control over financial reporting identified in our 2017 Form 10-K, our Chief Executive Officer (who is our principal executive officer) and Chief Financial Officer (who is our principal financial officer) concluded that as of June 30, 2018 (the end of the period covered by this Form 10-Q) the Company’s disclosure controls and procedures were not effective.
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

Changes in Internal Control Over Financial Reporting

We remain in the process of implementing remediation initiatives to support our plan to remediate our material weaknesses, as described in our 2017 Form 10-K. In addition to these initiatives, management designed and implemented additional controls during the first quarter of 2018 in connection with the adoption of Topic 606. There have been no other changes in our internal control over financial reporting during the three months ended June 30, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

Certain legal proceedings in which we are involved are discussed in Part I, Item 3 of our 2017 Form 10-K and in Note 9. Commitments and Contingencies, to the condensed consolidated financial statements included in this Form 10-Q.

There have been no material updates to the legal proceedings disclosed in Part I, Item 3 of our 2017 Form 10-K, as updated by our Form 10-Q for the quarter ended March 31, 2018.

ITEM 1A.    RISK FACTORS

Our risk factors are described in the “Risk Factors” section of our 2017 Form 10-K. There have been no material changes to our risk factors since the filing of the 2017 Form 10-K.

ITEM 6.    EXHIBITS
EXHIBIT INDEX

		Incorporated by Reference
Exhibit No.	Exhibit Index	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith
2.1*	Asset Purchase Agreement, dated as of May 8, 2013, by and among the Company and the other parties thereto.	8-K	001-35176	2.1	7/10/2013
4.1	Consent to the Amended and Restated Registration Rights Agreement among the Company and PAR Investment Partners, L.P., dated April 20, 2018.	10-Q	001-35176	4.9	5/15/2018
4.2*	Amendment No. 1 to the Amended and Restated Registration Rights Agreement among the Company and certain holders party thereto, dated October 21, 2013.	8-K	001-35176	10.4	10/21/2013
10.1+	Amended and Restated Limited Liability Company Agreement of Wireless Maritime Services, LLC, dated as of May 10, 2018, by and between New Cingular Wireless Services, Inc. f/k/a AT&T Wireless Services, Inc. and Maritime Telecommunications Network, Inc.	10-Q	001-35176	10.4	5/15/2018
10.2*	Market Warrant, dated as of March 27, 2018, issued by Global Eagle Entertainment Inc. to Searchlight II TBO-W, L.P.	8-K	001-35176	10.3	2/27/2018
10.3	Amendment to Global Eagle Entertainment Inc. 2017 Omnibus Long-Term Incentive Plan.	10-Q	001-35176	10.56	5/15/2018
10.4	Global Eagle Entertainment Inc. Amended and Restated 2017 Omnibus Long-Term Incentive Plan.	8-K	001-35176	10.1	6/29/2018
10.5	Employment Letter Agreement, dated as of April 17, 2018, by and between the Company and Per Noren.	10-Q	001-35176	10.63	5/15/2018
10.6	UK Employment Letter Agreement, dated as of July 20, 2018, by and between Global Eagle Entertainment Limited and Walé Adepoju.	8-K	001-35176	10.1	7/26/2018
10.7*	Amendment No. 2 to the Executive Employment Agreement, dated March 10, 2016, by and between the Company and David M. Davis.	10-K	001-35176	10.30	3/17/2016
10.8*	Consulting Agreement, dated as of July 1, 2017, by and between the Company and Kevin Trosian.	10-K	001-35176	10.60	11/17/2017
10.9	Form of Indemnity Agreement					X
10.10	Outside Director Compensation Program					X
10.11	Form of Global Eagle Entertainment Inc. 2017 Omnibus Long-Term Incentive Plan Non-Qualified Stock Option Grant Notice and Award Agreement (Cash Settled $4 Performance Goal)					X
10.12	Form of Global Eagle Entertainment Inc. 2017 Omnibus Long-Term Incentive Plan Non-Qualified Stock Option Grant Notice and Award Agreement (Cash Settled $8 Performance Goal)					X
10.13	Form of Global Eagle Entertainment Inc. 2017 Omnibus Long-Term Incentive Plan Non-Qualified Stock Option Grant Notice and Award Agreement (No Performance Goal)					X
10.14	Form of Global Eagle Entertainment Inc. 2017 Omnibus Long-Term Incentive Plan Performance-Based Restricted Stock Unit Grant Notice and Award Agreement ($4 Performance Goal)					X
10.15	Form of Global Eagle Entertainment Inc. 2017 Omnibus Long-Term Incentive Plan Restricted Stock Unit Grant Notice and Award Agreement					X
10.16	Form of Global Eagle Entertainment Inc. 2017 Omnibus Long-Term Incentive Plan Non-Qualified Stock Option Grant Notice and Award Agreement for Non-Employee Directors					X
31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).					X
31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).					X
32.1	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.					X
32.2	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.					X
101.INS	XBRL Instance Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
+	Confidential treatment has been granted for certain portions omitted from this Exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.
*	Replaces previously filed exhibit to correct inaccurate hyperlink.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 9, 2018.

GLOBAL EAGLE ENTERTAINMENT INC.
By:	/s/ PAUL RAINEY
Paul Rainey
Chief Financial Officer
(Principal Financial Officer)