Form 10-Q
period 2018-09-30
Global Eagle Entertainment Inc.
filed 2018-11-08
CIK 1512077

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☑	Non-accelerated filer	☐	Smaller reporting company	☐	Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

(Class)	(Outstanding as of November 6, 2018)
COMMON STOCK, $0.0001 PAR VALUE	91,695,768	SHARES*

* Excludes 3,053,634 shares held by a wholly-owned subsidiary of the registrant.

GLOBAL EAGLE ENTERTAINMENT INC.
FORM 10-Q
FOR THE FISCAL QUARTER ENDED SEPTEMBER 30, 2018

PART I — FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

GLOBAL EAGLE ENTERTAINMENT INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In thousands, except share and per share amounts)

	September 30, 2018	December 31, 2017
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$31,731	$48,260
Restricted cash	801	3,608
Accounts receivable, net	99,678	113,545
Inventories	38,381	28,352
Prepaid expenses	16,141	13,486
Other current assets	17,261	20,923
TOTAL CURRENT ASSETS:	203,993	228,174
Content library	7,143	8,686
Property, plant and equipment, net	182,777	195,029
Goodwill	159,610	159,696
Intangible assets, net	92,210	122,582
Equity method investments	135,975	137,299
Other non-current assets	12,439	9,118
TOTAL ASSETS	$794,147	$860,584
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$167,135	$205,036
Deferred revenue	10,892	6,508
Current portion of long-term debt	20,946	20,106
Other current liabilities	9,137	7,785
TOTAL CURRENT LIABILITIES:	208,110	239,435
Deferred revenue, non-current	1,116	1,079
Long-term debt	666,493	598,958
Deferred tax liabilities	7,776	16,247
Other non-current liabilities	30,573	30,340
TOTAL LIABILITIES	914,068	886,059

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ DEFICIT:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized, 0 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	—	—
Common stock, $0.0001 par value; 375,000,000 shares authorized, 94,742,764 and 93,834,805 shares issued, 91,689,130 and 90,781,171 shares outstanding, at September 30, 2018 and December 31, 2017, respectively	10	10
Treasury stock, 3,053,634 shares at September 30, 2018 and December 31, 2017	(30,659)	(30,659)
Additional paid-in capital	811,906	779,565
Subscriptions receivable	(597)	(578)
Accumulated deficit	(900,281)	(773,791)
Accumulated other comprehensive loss	(300)	(22)
TOTAL STOCKHOLDERS’ DEFICIT	(119,921)	(25,475)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$794,147	$860,584
* See Note 2. Basis of Presentation and Summary of Significant Accounting Policies.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GLOBAL EAGLE ENTERTAINMENT INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenue:
Licensing and services	$157,604	$143,610	$460,560	$433,400
Equipment	6,423	7,927	25,927	26,471
Total revenue	164,027	151,537	486,487	459,871
Cost of sales:
Licensing and services	123,126	105,830	357,523	317,624
Equipment	5,443	7,121	15,859	23,956
Total cost of sales	128,569	112,951	373,382	341,580
Gross margin	35,458	38,586	113,105	118,291
Operating expenses:
Sales and marketing	8,989	9,332	29,499	30,376
Product development	7,477	11,328	25,536	26,921
General and administrative	31,620	39,129	100,384	109,372
Provision for legal settlements	(509)	310	(134)	785
Amortization of intangible assets	9,447	10,981	30,367	32,849
Goodwill impairment	—	—	—	78,000
Total operating expenses	57,024	71,080	185,652	278,303
Interest expense, net	(20,048)	(18,164)	(55,399)	(43,935)
Loss on extinguishment of debt	—	—	—	(14,389)
Income from equity method investments	2,022	1,770	3,611	3,911
Change in fair value of derivatives	(196)	196	(287)	2,672
Other (expense) income, net	(588)	(123)	(936)	38
Loss before income taxes	(40,376)	(48,815)	(125,558)	(211,715)
Income tax expense	2,852	4,153	1,865	10,993
Net loss	$(43,228)	$(52,968)	$(127,423)	$(222,708)

Net loss per share – basic and diluted	$(0.47)	$(0.59)	$(1.40)	$(2.57)
Weighted average shares outstanding – basic and diluted	91,408	89,194	91,101	86,710
* See Note 2. Basis of Presentation and Summary of Significant Accounting Policies.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GLOBAL EAGLE ENTERTAINMENT INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net loss	$(43,228)	$(52,968)	$(127,423)	$(222,708)
Other comprehensive income (loss):
Unrealized foreign currency translation adjustments	(79)	217	(278)	226
Other comprehensive income (loss)	(79)	217	(278)	226
Comprehensive income (loss)	$(43,307)	$(52,751)	$(127,701)	$(222,482)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GLOBAL EAGLE ENTERTAINMENT INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT (UNAUDITED)
(In thousands)

	Common Stock		Treasury Stock		Additional	Subscriptions	Accumulated	Accumulated Other	Total
	Shares	Amount	Shares	Amount	Paid-in Capital	Receivable	Deficit	Comprehensive Loss	Stockholders’ Deficit
Balance at December 31, 2017	93,835	$10	(3,054)	$(30,659)	$779,565	$(578)	$(773,791)	$(22)	$(25,475)
Adoption of ASC 606 - Cumulative Adjustment	—	—	—	—	—	—	933	—	933
Equity warrants issued in connection with Second Lien Notes	—	—	—	—	24,196	—	—	—	24,196
Restricted stock units vested and distributed, net of tax	908	—	—	—	(401)	—	—	—	(401)
Stock-based compensation	—	—	—	—	8,546	—	—	—	8,546
Interest income on subscription receivable	—	—	—	—	—	(19)	—	—	(19)
Net loss	—	—	—	—	—	—	(127,423)	—	(127,423)
Tax benefit related to the exercise of stock option	—	—	—	—	—	—	—	—	—
Comprehensive loss, net of tax	—	—	—	—	—	—		(278)	(278)
Balance at September 30, 2018	94,743	10	(3,054)	(30,659)	811,906	(597)	(900,281)	(300)	(119,921)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GLOBAL EAGLE ENTERTAINMENT INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Nine Months Ended September 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(127,423)	$(222,708)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization of property, plant, equipment and intangibles	74,517	65,739
Amortization of content library	9,515	11,420
Non-cash interest expense, net	14,782	4,274
Change in fair value of derivatives	287	(2,672)
Stock-based and deferred compensation	9,785	4,000
Impairment of goodwill	—	78,000
Loss on disposal of fixed assets	403	473
Loss on extinguishment of debt	—	14,389
Earnings from equity method investments	(3,611)	(3,911)
Distributions from equity method investments	—	4,900
Provision (recovery of) for bad debts	(313)	3,399
Deferred income taxes	(8,722)	(1,598)
Other	(975)	(2,198)
Changes in operating assets and liabilities:
Accounts receivable	8,459	3,169
Inventories	(14,088)	(7,787)
Prepaid expenses and other current assets	5,167	6,020
Content library	(7,665)	(11,537)
Other non-current assets	(1,634)	(247)
Accounts payable and accrued liabilities	(34,378)	(13,236)
Deferred revenue	4,604	(829)
Other current liabilities	1,825	(472)
NET CASH USED IN OPERATING ACTIVITIES	(69,465)	(71,412)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(33,523)	(62,667)
Settlement of EMC Working Capital	—	1,250
NET CASH USED IN INVESTING ACTIVITIES	(33,523)	(61,417)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of Second Lien Notes and equity warrants	150,000	—
Proceeds from issuance of debt, net of $15,000 discount	—	485,000
Issuance costs	(6,968)	(19,296)
Repayments of indebtedness	(10,218)	(419,454)
Repayment of revolving credit facility	(80,585)	—
Borrowings on revolving credit facility	31,600	78,115
Payment of contingent consideration	—	(1,429)
NET CASH PROVIDED BY FINANCING ACTIVITIES	83,829	122,936
Effects of exchange rate changes on cash and cash equivalents	(177)	273
Net decrease in cash and cash equivalents	(19,336)	(9,620)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF PERIOD[1]	51,868	68,678
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD[1]	$32,532	$59,058

SIGNIFICANT NON-CASH INVESTING AND FINANCING ACTIVITIES:

Purchase consideration for equipment included in accounts payable	$3,576	$14,390
Distributions from equity method investee to offset demand promissory note	4,900	—
Conversion of PIK interest on our Second Lien Notes to additional principal	8,450	—
Release of restricted cash held in escrow for EMC Acquisition	—	15,483
Issuance of common stock for EMC acquisition	—	25,000

1 September 30, 2017 figures have been recast to include the impact of the adoption of ASU 2016-18. See Note 2. Basis of Presentation and Summary of Significant Accounting Policies.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GLOBAL EAGLE ENTERTAINMENT INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 1.    Business

Global Eagle Entertainment Inc. is a Delaware corporation headquartered in Los Angeles, California. Global Eagle (together with its subsidiaries, “Global Eagle” or the “Company”, “we”, “us” or “our”) is a leading provider of media and satellite-based connectivity to fast-growing, global mobility markets across air, land and sea. Global Eagle offers a fully integrated suite of rich media content and seamless connectivity solutions that cover the globe. As of September 30, 2018, our business comprises two operating segments: Media & Content and Connectivity. See Note 13. Segment Information for further discussion of the Company’s reportable segments.

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

Basis of Presentation

In the opinion of the Company's management, the unaudited interim condensed consolidated financial statements have been prepared on the same basis as the Company's audited consolidated financial statements for the year ended December 31, 2017, and include all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of the Company's interim unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2018. The results for the three and nine months ended September 30, 2018 are not necessarily indicative of the results expected for the full 2018 fiscal year. The consolidated balance sheet as of December 31, 2017 has been derived from the Company's audited balance sheet included in the Company's Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the "SEC") on April 2, 2018 (the "2017 Form 10-K").

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

These interim unaudited condensed consolidated financial statements have been prepared on the basis of the Company having sufficient liquidity to fund its operations for at least the next twelve months from the issuance of these financial statements in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification Topic 205-40 (“ASC Topic 205-40”), Presentation of Financial Statements—Going Concern. The Company’s principal sources of liquidity have historically been its debt and equity issuances and its cash and cash equivalents (which cash and cash equivalents amounted to $31.7 million as of September 30, 2018, and $48.3 million as of December 31, 2017, respectively). The Company’s internal plans and forecasts indicate that it will have sufficient liquidity to continue to fund its business and operations for at least the next twelve months in accordance with ASC Topic 205-40.

The assessment by the Company’s management that the Company will have sufficient liquidity to continue as a going concern is based on its completion on March 27, 2018 of the issuance of its second lien notes due June 30, 2023 (the “Second Lien Notes”) (as discussed in Note 8. Financing Arrangements) which provided net cash proceeds of approximately $143.0 million (of which the Company subsequently used a portion thereof to pay down the then full outstanding principal amount, approximately $78.0 million, of its $85 million senior secured revolving credit facility (the “2017 Revolving Loans”)) and on underlying estimates and assumptions, including that the Company: (i) timely files its periodic reports with the SEC; (ii) services its indebtedness and complies with the covenants (including the financial reporting covenants) in the agreements governing its indebtedness; and (iii) remains listed on The Nasdaq Stock Market (“Nasdaq”), including maintaining a minimum stock price pursuant to Nasdaq’s listing rules.

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

The events in the foregoing paragraph, if they occurred, could materially and adversely affect the Company’s operating results, financial condition, liquidity and the carrying value of the Company’s assets and liabilities. The Company intends to satisfy its current and future debt service obligations with its existing cash and cash equivalents and through accessing its 2017 Revolving Loans. However, the Company may not have sufficient funds or may be unable to arrange for additional financing to pay the amounts due under its existing debt instruments in the event of an acceleration event or repurchase event (as applicable). In any such event, funds from external sources may not be available on acceptable terms, if at all.

Reclassifications

Certain reclassifications have been made to the condensed consolidated financial statements of the prior year and the accompanying notes to conform to the current year presentation. Effective January 1, 2018, we adopted ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (a consensus of the FASB Emerging Issues Task Force) and as a result we reclassified the presentation of our statement of cash flows for the nine months ended September 30, 2017 to conform with the new restricted cash guidance. Refer to sub-section titled Adoption of New Accounting Pronouncements below in this Note.

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

We recorded a net reduction to an opening accumulated deficit of $0.9 million as of January 1, 2018 due to the cumulative impact of adopting Topic 606, with the impact primarily related to the capitalization of contract costs previously expensed and the recognition of deferred revenue as of December 31, 2017 through accumulated deficit relating to time-based software licenses offset by the deferral of revenues for usage-based licenses that were previously recognized upfront. Applying Topic 606 resulted in a net increase of $0.5 million and $0.2 million to revenue, for the three and nine months ended September 30, 2018, respectively. The impact to cost of goods sold for the three and nine months ended September 30, 2018 was a net decrease of $0.5 million and $1.3 million, respectively, primarily relating to revenues in our Media & Content segment as a result of applying Topic 606.

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

Licensing Revenues

•
Film, Audio, and Television licensing - The Company selects, procures, manages, and distributes video and audio programming, and provides similar applications to the airline, maritime and other “away from home” non-theatrical markets. The Company delivers content compatible with Global Eagle systems as well as compatible with a multitude of third-party in-flight entertainment (“IFE”) systems. The Company acquires non-theatrical licenses from major Hollywood, independent and international film and television producers and distributors, and licenses the content to airlines, maritime companies, non-theatrical customers, and other content service providers. In addition to the content licenses, the Company provides the content literature for seat-back inflight magazines, trailers for the airlines’ website, and metadata for the Inflight Entertainment systems (“IFE systems”). Revenue recognition is dependent on the nature of the customer contract. Content licenses to customers are typically categorized into usage-based or flat-fee based fee structures. For usage-based fee structures, revenue is recognized as the usage occurs. For flat-fee based structures revenue is recognized upon the available date of the license, which is typically at the beginning of each cycle, or straight-line over the license period.

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

Services Revenues

•
Advertising Services - The Company sells airline advertisement spots to customers through the use of insertion orders with terms typically ranging between one and six months. The Company typically prices advertisements based on a total guaranteed number of impressions within a predetermined play cycle for the advertisement. Pricing is also dependent on the type of advertisement (e.g., pop-up, banner, etc.) and the type of media platform on which the advertisement will be displayed (e.g., airport lounge or IFE system). The total number of impressions are estimated upfront, based on reported flight levels and passenger data supplied by airlines. The Company acquires these advertising distribution rights from airlines via supplier agreements. These supplier agreements with airlines are normally revenue-share arrangements which provide the Company with exclusive distribution rights for the airline advertising spots and can also include a minimum guarantee payment from the Company to the airline. These agreements with airlines are generally for one to three year terms. Revenue is recognized over time as the advertisements are played and/or when the committed advertisement impressions have been delivered, which is generally spread evenly throughout the term and often the Company continues to display the advertisement after the minimum number of impressions is met. When the Company enters into revenue-sharing arrangements with the airlines, the Company evaluates whether it is the principal or agent in the arrangement with the airline. When the Company is considered the principal, it reports the underlying revenue on a gross basis in its Consolidated Statements of Operations and records these revenue-sharing payments to the airline in service costs. When the Company acts as an agent in the arrangement, the associated revenues are recorded net.

•
Lab Services - The Company addresses a variety of technical customer needs relating to content regardless of the particular IFE system being used. Content acquired from studios and producers is provided to the Company in specific languages, aspect ratios, and file sizes, whereas the Company’s customers (e.g., airlines) have IFE systems that may require different aspect ratios and file sizes, and they request content in various languages for their global passenger base. The Company’s technical services include encoding, editing and metadata services, as well as language subtitle and dubbing services, and are generally performed in-house in the Company’s technical facilities (collectively, “Lab Services”). Lab Services are typically priced on a flat fee per month, ad hoc basis, or included in the content pricing. Revenue is recognized when the Lab Services performance obligation is complete and the underlying content has been accepted by and made available to the customer, both of which typically occur on the license available date of the respective content.

•
Ad Hoc Services - The Company may perform additional non-recurring implementation, configuration, interactive development or other ad hoc services connected with the games and applications delivery. These services include embedding of customer logo(s) and population of content within applications (e.g., food and beverage content within the Company’s eMealMenu application).

Connectivity

Aviation Services Revenue - Aviation services revenue for Connectivity includes satellite-based Internet services and related technical and network operational support and management services and live television. The connectivity services provide airlines with the capability to provide its passengers wireless access to the Internet, enabling them to web-surf, email, text, and access live television. The connectivity experience also permits passengers to enjoy inflight entertainment, such as streaming for non-live television, movies and video-on-demand, delivered through a web-based framework from an initial “landing page”. The revenue is recognized over time as control is transferred to the customer (i.e., the airline), which occurs continuously as customers receive the bandwidth/connectivity services.

Aviation Equipment Revenue - Aviation equipment revenue is recognized when control passes to the customer, which occurs at the later of shipment of the equipment to the customer and obtaining the Supplemental Type Certificate (“STC”) from the relevant aviation regulatory body. In determining whether an arrangement exists, the Company ensures that a binding arrangement is in place, such as a purchase order or a fully executed customer-specific agreement. The Company generally believes the acceptance clauses in its contracts are perfunctory and will recognize revenue upon shipment provided that all other criteria have been met, including delivery of the STCs. In certain cases where the Company sells its equipment to an aviation customer on a stand-alone basis, it may charge a fee for obtaining STCs from the relevant aviation regulatory body, which permits the Company’s equipment to operate on certain model/type of aircraft. An STC is highly interrelated with the connectivity services as it is often required for new equipment and/or for new types of aircrafts prior to the airlines installing the equipment. When an STC is required, it would not be sold separately as it has no value to the customer without the equipment and vice versa. As such, in such circumstances, the Company does not consider an STC separate from the equipment. To the extent that the Company contracts to charge STC fees in equipment-only sales, the Company will record these fees as revenue at the later of shipment of the equipment to the customer and obtaining the STC.

Maritime and Land Service Revenue - The Maritime business provides satellite telecommunications services (“connectivity services”) through the Company’s private network that utilizes very small aperture terminal (“VSAT”) satellite technology for cruise ships and ferries, commercial shipping companies, yachts, and offshore drilling platforms. The technology enables voice and data capabilities to customers with ocean-going vessels or ocean-based environments. For certain cruise ship customers, the Company also offers maritime live television services. The service offerings cover a wide range of end-to-end network service combinations for customers’ point-to-point and point-to-multipoint telecommunications needs. These offerings range from simple connections to customized private network solutions through a network that uses “multiple channel per carrier” or “single channel per carrier” technology with bandwidth satellite capacity and fiber optic infrastructure. The business also offers teleport services through its proprietary teleports located in Germany and the US. In conjunction with its connectivity services, the Company also provides equipment to the customer. As part of this service, the Company retains ownership of the equipment throughout the term of the service. Revenue is recognized over time in accordance with the transfer of control, which is continuously as the customer receives the bandwidth/ connectivity services. Certain of the Company’s contracts involve a revenue sharing or reseller arrangement to distribute the connectivity services.

The Company assesses these services under the principal versus agent criteria and has determined that the Company acts in the role of an agent and accordingly records such revenues on a net basis.

Maritime and Land Installation Revenue - To service its marine and land-based customers, the Company operates a network of global field support centers for installation and repair services. The Company has field support centers in several locations worldwide, several of which offer a spare parts inventory, a network operations center that is open 24/7, certified technicians, system integration and project management. These field support centers provide third-party antenna and ship-based system integration, global installation support, and repair services. Revenue is recognized in accordance with the transfer of control, i.e., over-time as labor hours are incurred in the provision of installation services.

Maritime and Land Equipment Revenue - Maritime and Land equipment revenue is recognized when control passes to the customer, which, depending on the contractual arrangement with the customer, is generally upon shipment or arrival/acceptance at destination. Maritime and land equipment is generally priced as a one-time upfront payment at its standalone selling price (“SSP”).

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

Topic 606 requires the Company to estimate variable consideration. Service Level Agreement (“SLA”) or service issue/outage credits are considered variable consideration (i.e., customer credits) and require estimation, including the use of historical credit levels. These credits have historically not been material in the context of the customer contracts for the non-aviation businesses within the Connectivity segment or for the Media & Content segment.

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

Goodwill represents the excess of the cost of an acquired entity over the fair value of the acquired net assets. The Company does not amortize goodwill but evaluates it for impairment at the reporting unit level annually during the fourth quarter of each fiscal year (as of December 31 of that quarter) or when an event occurs or circumstances change that indicates the carrying value may not be recoverable. During the first quarter of 2017, the Company adopted ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Accounting for Goodwill Impairment. Under that guidance, the optional qualitative assessment, referred to as “Step 0”, and the first step of the quantitative assessment (“Step 1”) remained unchanged versus the prior accounting standard. However, the requirement under the prior standard to complete the second step (“Step 2”), which involved determining the implied fair value of goodwill and comparing it to the carrying amount of that goodwill to measure the impairment loss, was eliminated. As a result, Step 1 will be used to determine both the existence and amount of goodwill impairment. An impairment loss will be recognized for the amount by which the reporting unit’s carrying amount exceeds its fair value, not to exceed the carrying amount of goodwill in that reporting unit.

The Company periodically analyzes whether any indicators of impairment have occurred. As part of these periodic analyses, the Company compares its estimated fair value, as determined based on its stock price, to its net book value. During 2018, we voluntarily changed our annual impairment assessment date from October 1 to December 31 for all of our reporting units which represents a change in the method of applying an accounting principle. This change was made to improve alignment of impairment testing procedures with year-end financial reporting, our annual business planning and budgeting process and the multi-year strategic forecast, which is a key component of the annual impairment tests. Accordingly, management considers this accounting change preferable. This change does not accelerate, delay, avoid, or cause an impairment charge, nor does this change result in adjustments to previously issued financial statements.

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

We have estimated the impacts of the Tax Act in accordance with SAB 118. As of September 30, 2018, we have estimated an income tax benefit impact of $4.6 million for the year ended December 31, 2017, reflecting the revaluation of our net deferred tax liability based on a U.S. federal tax rate of 21 percent, and are expecting no tax impact related to the estimated repatriation toll charge of $17.2 million, which was fully offset by our net operating loss generated in 2017. As of September 30, 2018, our management is continuing to evaluate the effects of the Tax Act provisions, but we do not expect a material positive or negative impact to our 2017 tax positions.

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

The following tables summarize our financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2018, and December 31, 2017, respectively (dollar values in thousands, other than per-share values):

	September 30, 2018	Quotes Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Liabilities:
Earn-out liability (1)	$114	$—	$—	$114
Contingently issuable shares (3)	1,755	—	—	1,755
Phantom Stock options (4)	1,240	—	—	1,240
Total	$3,109	$—	$—	$3,109

	December 31, 2017	Quotes Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Liabilities:
Earn-out liability (1)	$114	$—	$—	$114
Liability Warrants (2)	20	—	—	20
Contingently issuable shares (3)	1,448	—	—	1,448
Total	$1,582	$—	$—	$1,582

(1)	Represents aggregate earn-out liabilities assumed in business combinations for the year ended December 31, 2015.

(2)	Includes 6,173,228 Public SPAC Warrants (as defined below) outstanding at December 31, 2017, which expired on January 31, 2018 and are no longer exercisable.

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

(4)
Our cash-settled phantom stock options, granted during the three months ended June 30, 2018, are accounted for as liability awards and are re-measured at fair value each reporting period with compensation expense being recognized over the requisite service period. As of September 30, 2018, the aggregate estimated fair value of our cash-settled phantom stock options was $10.2 million for which the vested portion recognized as a liability in our condensed consolidated balance sheet was $1.2 million. The cash-settled phantom stock options are described in more detail in Note 11. Common Stock, Share-Based Awards and Warrants.

Public SPAC Warrants. The Company’s publicly-traded warrants (the “Public SPAC Warrants”) issued in the Company’s initial public offering in 2011 (which were recorded as derivative warrant liabilities) expired on January 31, 2018 and are no longer exercisable. For the nine months ended September 30, 2018 and 2017, the Company recorded income of less than $0.1 million and expense of $0.3 million, respectively, due to the change in the fair value of these warrants. The change in value of these Public SPAC Warrants is included in the change in fair value of derivatives in the condensed consolidated statements of operations.

The following table presents the fair value roll-forward reconciliation of Level 3 assets and liabilities measured at fair value basis for the nine months ended September 30, 2018 (in thousands):

	Liability Warrants	Contingently Issuable Shares	Earn-Out Liabilities	Phantom stock options
Balance as of December 31, 2017	$20	$1,448	$114	$—
Change in value	(20)	307	—	1,240
Balance as of September 30, 2018	$—	$1,755	$114	$1,240

The following table shows the carrying amounts and the fair values of our long-term debt in the condensed consolidated financial statements at September 30, 2018 and December 31, 2017, respectively (in thousands):

	September 30, 2018		December 31, 2017
	Carrying Amount(7)	Fair Value	Carrying Amount (7)	Fair Value
Senior secured term loan facility, due January 2023 (+)(1)	$481,250	$494,484	$490,625	$486,945
Senior secured revolving credit facility, due January 2022 (+)(2)	29,015	29,015	78,000	78,000
2.75% convertible senior notes due 2035 (1) (3)	82,500	61,215	82,500	43,313
Second Lien Notes, due June 2023(4) (5)	158,450	133,856	—	—
Other debt (6)	3,329	3,329	9,075	9,075
	$754,544	$721,899	$660,200	$617,333

(+)     This facility is a component of the 2017 Credit Agreement.

(1)	The estimated fair value is classified as Level 2 financial instrument and was determined based on the quoted prices of the instrument in a similar over-the-counter market.

(2)
The estimated fair value is considered to approximate carrying value given the short-term maturity and is classified as Level 3 financial instruments. In the second quarter of 2018, we used a portion of the proceeds of the issuance of our Second Lien Notes to repay the then full outstanding $78 million principal balance on our 2017 Revolving Loans. Subsequently, during the third quarter of 2018 we borrowed approximately $29.0 million on the 2017 Revolving Loans. We expect to draw on the 2017 Revolving Loans from time to time to fund our working capital needs and for other general corporate purposes.

(3)
The fair value of the 2.75% Convertible Notes is exclusive of the conversion feature therein, which was originally allocated for reporting purposes at $13.0 million, and is included in the condensed consolidated balance sheets within “Additional paid-in capital” (see Note 11. Common Stock, Stock-Based Awards and Warrants). The principal amount outstanding of the Convertible Notes was $82.5 million as of September 30, 2018, and the carrying amounts in the foregoing table reflect this outstanding principal amount net of debt issuance costs and discount associated with the equity component.

(4)
The principal amount outstanding of the Second Lien Notes, due June 2023 as set forth in the foregoing table was $158.5 million as of September 30, 2018, and is not the carrying amount of the indebtedness (i.e. outstanding principal amount net of debt issuance costs and discount associated with the equity component and includes approximately $8.5 million of payment-in-kind (“PIK”) interest converted to principal during the three months ended September 30, 2018). The value allocated to the attached penny warrants and market warrants for financial reporting purposes was $14.9 million and $9.3 million, respectively. These qualify for classification in stockholders’ equity and are included in the condensed consolidated balance sheets within “Additional paid-in capital” (see Note 8. Financing Arrangements).

(5)	The fair value of the Second Lien Notes was determined based on a Black-Derman-Toy interest rate Lattice model. The key inputs of the valuation model contain certain Level 3 inputs.

(6)	The estimated fair value is considered to approximate carrying value given the short-term maturity and is classified as Level 3 financial instruments.

(7)	The carrying amounts presented above at September 30, 2018 and December 31, 2017 exclude $67.1 million and $41.1 million of unamortized bond discounts and issuance costs, respectively.

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

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (a consensus of the FASB Emerging Issues Task Force), which requires that a statement of cash flows explains the change during the period in cash, cash equivalents, and amounts generally described as restricted cash. Amounts generally described as restricted cash should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. We adopted the standard effective January 1, 2018 and as a result, we reclassified the presentation of our statement of cash flows for the nine months ended September 30, 2017 for restricted cash balances. For the nine months ended September 30, 2017, adopting the standard resulted in an increase to our beginning-of-period and end-of-period cash, cash equivalents and restricted cash of $18.0 million and $1.0 million in the condensed consolidated statements of cash flows, respectively. In addition, removing the change in restricted cash from operating and investing activities in the condensed consolidated statements of cash flows resulted in a increase of $16.4 million and $0.6 million in our cash used in operating activities and cash used in investing activities, respectively, for the nine months ended September 30, 2017.

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

In August 2018, the FASB issued ASU 2018-15, Intangibles—Goodwill and Other—Internal-use Software: Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (a consensus of the FASB Emerging Issues Task Force), which clarifies the accounting for implementation costs in cloud computing arrangements. The update effectively aligns the requirements for capitalizing implementation costs incurred in a cloud computing arrangement service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. ASU 2018-15 is effective for fiscal years, and interim periods within, beginning after December 15, 2019, with early adoption permitted. We early adopted the guidance, effective July 1, 2018 and elected to apply the prospective transition approach. We did not capitalize any implementation costs incurred in a cloud computing arrangement service contract during the three and nine months ended September 30, 2018.

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”). This update requires most lease assets and lease liabilities to be recognized on the balance sheet and disclosure of key information about leasing arrangements. In July 2018, the FASB issued new guidance (ASU 2018-11, Leases (Topic 842): Targeted Improvements) allowing for an optional transition method enabling adopters to initially apply the new lease requirements at the effective date, and recognize a cumulative-effect adjustment to the opening balance of retained earnings. Under this adoption method, comparative periods would no longer need to be restated. We will adopt ASU 2016-02, including certain practical expedients, effective in the first quarter of 2019 applying the optional transition method. We are continuing to evaluate the impact of this standard on our condensed consolidated financial statements. We anticipate the adoption of the standard will result in a material increase in the assets and liabilities on our consolidated balance sheet but we do not anticipate the adoption will have a material impact on our consolidated statement of operations.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”), which modifies the disclosure requirements on fair value measurements by removing, modifying, or adding certain disclosures for fair value measurements. The ASU is effective for the Company beginning after January 1, 2020, with early adoption permitted. Certain disclosures in ASU 2018-13 are required to be applied on a retrospective basis and others on a prospective basis. We are currently evaluating the potential impact of adopting this guidance on our consolidated financial statements.

In July 2018, the FASB issued ASU 2018-09, Codification Improvements (“ASU 2018-09”), which provides clarification and corrections for unintended application of guidance, and makes improvements to several topics in the FASB’s Accounting Standards Codification. While most of the amendments are effective immediately upon release of the ASU, some will become effective for annual periods beginning after December 15, 2018. We are currently evaluating the potential impact of adopting the applicable guidance on our consolidated financial statements.

In June 2018, the FASB issued ASU 2018-07, Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”), which expands the scope of ASC 718 to include share-based payments granted to non-employees in exchange for goods and services. The guidance largely aligns the accounting for share-based payments to non-employees with the accounting for share-based payments to employees, with certain exceptions. The ASU is effective for the Company beginning January 1, 2019, with early adoption permitted. We are currently evaluating the potential impact of adopting this guidance, including early adoption, on our consolidated financial statements.

In February 2018, the FASB issued ASU 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which allows a reclassification from accumulated other comprehensive income to retained earnings for stranded effects resulting from the Tax Act. The ASU is effective for the Company beginning January 1, 2019, with early adoption permitted. We intend to adopt the ASU effective January 1, 2019. Management does not believe this standard will have a material impact on our condensed consolidated financial statements.
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

Note 3.    Revenue

On January 1, 2018, we adopted ASU 2014-09 using the modified retrospective method and applied it to contracts which were not completed as of January 1, 2018. The following table presents the effect of the adoption of ASU 2014-09 on our consolidated balance sheet as of September 30, 2018 (in thousands):

	September 30, 2018
	Without ASC 606 Adoption	Effect of Change Increase/ (Decrease)	As Reported

Cash and cash equivalents	$31,731	—	$31,731
Restricted cash	801	—	801
Accounts receivable, net	101,258	(1,580)	99,678
Inventories	38,381	—	38,381
Prepaid expenses	16,141	—	16,141
Other current assets	17,261	—	17,261
TOTAL CURRENT ASSETS	205,573	(1,580)	203,993
Content library	7,143	—	7,143
Property, plant and equipment	182,777	—	182,777
Goodwill	159,610	—	159,610
Intangible assets, net	92,210	—	92,210
Equity method investments	135,975	—	135,975
Other non-current assets	8,733	3,706	12,439
TOTAL ASSETS	$792,021	2,126	$794,147

Accounts payable and accrued liabilities	$168,974	(1,839)	$167,135
Deferred revenue	11,204	(312)	10,892
Current portion of long-term debt	20,946	—	20,946
Other current liabilities	9,137	—	9,137
TOTAL CURRENT LIABILITIES	210,261	(2,151)	208,110
Deferred revenue, non-current	1,116	—	1,116
Long-term debt	666,493	—	666,493
Deferred tax liabilities	7,776	—	7,776
Other non-current liabilities	30,573	—	30,573
TOTAL LIABILITIES	916,219	(2,151)	914,068

Preferred stock	—	—	—
Common stock	10	—	10
Treasury stock	(30,659)	—	(30,659)
Additional paid-in capital	811,906	—	811,906
Subscriptions receivable	(597)	—	(597)
Prior year accumulated deficit	(773,791)	933	(772,858)
Current year retained deficit	(130,767)	3,344	(127,423)
Accumulated other comprehensive loss	(300)	—	(300)
TOTAL STOCKHOLDERS' DEFICIT	(124,198)	4,277	(119,921)
TOTAL LIABILTIES & STOCKHOLDERS' DEFICIT	$792,021	2,126	$794,147

The following table presents the effect of the adoption of ASU 2014-09 on our condensed consolidated statements of operations for the three months ended September 30, 2018 (in thousands, except per share amounts):

	Three Months Ended September 30, 2018
	Without ASC 606 Adoption	Effect of Change Increase/ (Decrease)	As Reported
Revenue:
Licensing and services	$158,713	(1,109)	$157,604
Equipment	4,772	1,651	6,423
Total revenue	163,485	542	164,027
Cost of Sales
Cost of sales:
Licensing and services	123,623	(497)	123,126
Equipment	5,408	35	5,443
Total cost of sales	129,031	(462)	128,569
Gross Margin	34,454	1,004	35,458
Operating expenses:
Sales and marketing	8,979	10	8,989
Product development	7,597	(120)	7,477
General and administrative	31,612	8	31,620
Provision for legal settlements	(509)	—	(509)
Amortization of intangible assets	9,447	—	9,447
Goodwill impairment	—	—	—
Total operating expenses	57,126	(102)	57,024
Loss from operations	(22,672)	1,106	(21,566)
Other income (expense):
Interest expense, net	(20,048)	—	(20,048)
Income from equity method investments	2,022	—	2,022
Change in fair value of derivatives	(196)	—	(196)
Other expense, net	(588)	—	(588)
Loss before income taxes	(41,482)	1,106	(40,376)
Income tax expense	2,852	—	2,852
Net loss	$(44,334)	1,106	$(43,228)

Net loss per share – basic and diluted	(0.49)		(0.47)
Weighted average shares outstanding – basic and diluted	$91,408		$91,408

The following table presents the effect of the adoption of ASU 2014-09 on our condensed consolidated statements of operations for the nine months ended September 30, 2018 (in thousands, except per share amounts):

	Nine Months Ended September 30, 2018
	Without ASC 606 Adoption	Effect of Change Increase/ (Decrease)	As Reported
Revenue:
Licensing and services	$461,931	(1,371)	$460,560
Equipment	24,365	1,562	25,927
Total revenue	486,296	191	486,487
Cost of Sales
Cost of sales:
Licensing and services	358,862	(1,339)	357,523
Equipment	15,794	65	15,859
Total cost of sales	374,656	(1,274)	373,382
Gross Margin	111,640	1,465	113,105
Operating expenses:
Sales and marketing	29,477	22	29,499
Product development	27,439	(1,903)	25,536
General and administrative	100,382	2	100,384
Provision for legal settlements	(134)	—	(134)
Amortization of intangible assets	30,367	—	30,367
Goodwill impairment	—	—	—
Total operating expenses	187,531	(1,879)	185,652
Loss from operations	(75,891)	3,344	(72,547)
Other income (expense):
Interest expense, net	(55,399)	—	(55,399)
Income from equity method investments	3,611	—	3,611
Change in fair value of derivatives	(287)	—	(287)
Other expense, net	(936)	—	(936)
Loss before income taxes	(128,902)	3,344	(125,558)
Income tax expense	1,865	—	1,865
Net loss	$(130,767)	3,344	$(127,423)

Net loss per share – basic and diluted	$(1.44)		$(1.40)
Weighted average shares outstanding – basic and diluted	91,101		91,101

The following table represents a disaggregation of our revenue from contracts with customers for the three and nine months ended September 30, 2018 and 2017 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenue:
Media & Content
Licensing & Services	$80,649	$71,348	$239,020	$222,294
Total Media & Content	80,649	71,348	239,020	222,294

Connectivity
Aviation Services	$31,113	$27,028	$89,862	$84,661
Aviation Equipment	3,464	6,127	17,773	19,845
Maritime & Land Services	45,842	45,234	131,678	126,445
Maritime & Land Equipment	2,959	1,800	8,154	6,626
Total Connectivity	83,378	80,189	247,467	237,577

Total revenue	$164,027	$151,537	$486,487	$459,871

Contract Assets and Liabilities

Aviation connectivity contracts involve performance obligations primarily relating to the delivery of connectivity equipment and connectivity services. The connectivity equipment can be provided at a discount and is delivered upfront while the connectivity services are rendered and paid over time. Revenue is allocated based upon the SSP methodology. Where the SSP exceeds the revenue allocation, the revenue to which the Company is entitled is contingent on performing the ongoing connectivity services and the Company records a contract asset accordingly. The balance as of September 30, 2018 and December 31, 2017 of contract contingent revenue was not material.

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

The following table summarizes the significant changes in the contract liabilities balances during the period to September 30, 2018 (in thousands);

Contract Liabilities
Balance as of December 31, 2017	$7,587
Adjustments as a result of cumulative catch-up adjustment	(118)
Revenue recognized that was included in the contract liability balance at the beginning of the period	(4,084)
Increase due to cash received, excluding amounts recognized as revenue during the period	8,623
Balance as of September 30, 2018	$12,008

Deferred revenue, current	$10,892
Deferred revenue, non-current	1,116
$12,008

As of September 30, 2018, we had $1.1 billion of remaining performance obligations, which we also refer to as total backlog. We expect to recognize approximately 7% of our remaining performance obligations as revenue in 2018, approximately 23% in 2019, 16% by 2020 and the remaining balance thereafter.

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

Accounts receivable consist of the following (in thousands):

	September 30,	December 31,
	2018	2017
Accounts receivable, gross	$104,471	$122,225
Less: Allowance for doubtful accounts	(4,793)	(8,680)
Accounts receivable, net	$99,678	$113,545

Movements in the balance for bad debt reserve and sales allowance for the nine months ended September 30, 2018 and 2017 are as follows (in thousands):

	Nine Months Ended September 30,
	2018	2017
Beginning balance	$8,680	$10,091
(Recovery) additions charged to statements of operations	(313)	3,399
Less: Bad debt write offs	(3,574)	(1,295)
Ending balance	$4,793	$12,195

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

The following table summarizes the significant changes in the contract assets balances during the period ended September 30, 2018 (in thousands);

	Contract Assets
	Costs to Obtain	Costs to Fulfill	Total
Balance as of December 31, 2017	$—	$—	$—
Increases as a result of cumulative catch-up adjustment	120	810	930
Capitalization during period	—	2,864	2,864
Amortization	(22)	(66)	(88)
Balance as of September 30, 2018	$98	$3,608	$3,706

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

Note 4.    Property, Plant and Equipment, net

Property, plant and equipment, net consisted of the following (in thousands):

	September 30, 2018	December 31, 2017
Leasehold improvements	$6,778	$6,869
Furniture and fixtures	2,145	2,187
Equipment	157,874	128,046
Computer equipment	15,193	10,661
Computer software	35,777	31,518
Automobiles	290	311
Buildings	7,971	6,744
Albatross (Company-owned aircraft)	447	447
Satellite transponders	62,306	79,097
Construction in-progress	4,332	3,370
Total property, plant and equipment	293,113	269,250
Accumulated depreciation	(110,336)	(74,221)
Property, plant and equipment, net	$182,777	$195,029

Depreciation expense, including software amortization expense, by classification consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Cost of sales	$10,019	$7,666	$29,576	$21,259
Sales and marketing	917	703	2,764	2,165
Product development	872	1,687	2,396	2,838
General and administrative	3,227	1,954	9,413	7,260
Total depreciation expense	$15,035	$12,010	$44,149	$33,522

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

The changes in the carrying amount of goodwill by segment were as follows (in thousands):

	Aviation Connectivity Reporting Unit	Maritime & Land Connectivity Reporting Unit	Media & Content Reporting Unit	Total
Balance as of December 31, 2017
Gross carrying amount	$98,037	$209,130	$83,529	$390,696
Accumulated impairment loss	(44,000)	(187,000)	—	(231,000)
Balance at December 31, 2017, net	54,037	22,130	83,529	159,696
Foreign currency translation adjustments	(15)	—	(71)	(86)
Balance as of September 30, 2018	$54,022	$22,130	$83,458	$159,610

Balance as of September 30, 2018
Gross carrying amount	98,022	209,130	83,458	390,610
Accumulated impairment loss	(44,000)	(187,000)	—	(231,000)
Balance at September 30, 2018, net	$54,022	$22,130	$83,458	$159,610

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

During 2018, we voluntarily changed our annual impairment assessment date from October 1 to December 31 for all of our reporting units which represents a change in the method of applying an accounting principle. This change was made to improve alignment of impairment testing procedures with year-end financial reporting, our annual business planning and budgeting process and the multi-year strategic forecast, which is a key component of the annual impairment tests. Accordingly, management considers this accounting change preferable. This change does not accelerate, delay, avoid, or cause an impairment charge, nor does this change result in adjustments to previously issued financial statements.

Our Maritime & Land Connectivity reporting unit, which is included in our Connectivity segment, had negative carrying amounts of assets. As of September 30, 2018, remaining goodwill allocated to this reporting unit was $22.1 million.

Note 6.    Intangible Assets, net

As a result of historical business combinations, the Company acquired finite-lived intangible assets that are primarily amortized on a straight-line basis and the values of which approximate their expected cash flow patterns. The Company’s finite-lived intangible assets have assigned useful lives ranging from 2.0 to 10.0 years (weighted average of 7.1 years).

Intangible assets, net consisted of the following (dollars in thousands):

		September 30, 2018
	Weighted Average Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets:
Definite life:
Existing technology -- software	5.2 years	$42,299	$26,768	$15,531
Developed technology	8.0 years	7,317	4,573	2,744
Customer relationships	8.1 years	166,616	98,402	68,214
Backlog	3.0 years	18,300	13,217	5,083
Other	5.1 years	2,391	1,753	638
Total		$236,923	$144,713	$92,210

		December 31, 2017
	Weighted Average Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets:
Definite life:
Existing technology -- software	4.8 years	$42,999	$20,209	$22,790
Existing technology -- games	5.0 years	12,331	12,125	206
Developed technology	8.0 years	7,317	3,887	3,430
Customer relationships	7.9 years	170,716	85,160	85,556
Backlog	3.0 years	18,300	8,642	9,658
Other	4.5 years	2,746	1,804	942
Total		$254,409	$131,827	$122,582

We expect to record amortization of intangible assets as follows (in thousands):

Year ending December 31,	Amount
2018 (remaining three months)	$8,072
2019	28,647
2020	22,263
2021	13,824
2022	7,907
Thereafter	11,497
Total	$92,210

We recorded amortization expense of $9.4 million and $11.0 million for the three months ended September 30, 2018 and 2017, respectively, and $30.4 million and $32.8 million for the nine months ended September 30, 2018 and 2017, respectively.

Note 7.    Equity Method Investments

In connection with the EMC Acquisition, the Company acquired 49% equity interests in each of its Wireless Maritime Services, LLC (“WMS”) and Santander Teleport S.L. (“Santander”) joint ventures (which equity interests EMC owned at the time of the EMC Acquisition). These investments are accounted for using the equity method of accounting, under which our results of operations include our share of the income of WMS and Santander in Income from equity method investments in our condensed consolidated statements of operations.

Following is the summarized balance sheet information for these equity method investments on an aggregated basis as of September 30, 2018 and December 31, 2017 (in thousands):

	September 30, 2018	December 31, 2017
Current assets	$41,615	$35,859
Non-current assets	24,229	21,009
Current liabilities	16,228	15,151
Non-current liabilities	2,769	1,056

Following is the summarized results of operations information for these equity method investments on an aggregated basis for the three and nine months ended September 30, 2018 and 2017 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenue	$35,690	$36,696	$100,596	$104,141
Net income	7,440	6,658	17,538	17,636

The carrying values of the Company’s equity interests in WMS and Santander as of September 30, 2018 and December 31, 2017 were as follows (in thousands):

	September 30, 2018	December 31, 2017
Carrying value in our equity method investments	$135,975	$137,299

As of September 30, 2018 there was an aggregate difference of $113.2 million between the carrying amounts of these investments and the amounts of underlying equity in net assets in these investments. The difference was determined by applying the acquisition method of accounting in connection with the EMC Acquisition and is being amortized ratably over the life of the related acquired intangible assets. The weighted-average life of the intangible assets at the time of the EMC Acquisition in total was 14.9 years.

Note 8.    Financing Arrangements

A summary of our outstanding indebtedness as of September 30, 2018 and December 31, 2017 is set forth below (in thousands):

	September 30, 2018	December 31, 2017
Senior secured term loan facility, due January 2023(+)	$481,250	$490,625
Senior secured revolving credit facility, due January 2022(+)(1)	29,015	78,000
2.75% convertible senior notes due 2035(2)	82,500	82,500
Second Lien Notes, due June 2023(3)	158,450	—
Other debt	3,329	9,075
Unamortized bond discounts, fair value adjustments and issue costs, net	(67,105)	(41,136)
Total carrying value of debt	687,439	619,064
Less: current portion, net	(20,946)	(20,106)
Total non-current	$666,493	$598,958

(+) This facility is a component of the 2017 Credit Agreement.

(1) In the second quarter of 2018, we used a portion of the proceeds of the issuance of our Second Lien Notes to repay the then full outstanding $78 million principal balance on our 2017 Revolving Loans. Subsequently, during the third quarter of 2018 we borrowed approximately $29.0 million on the facility. We expect to draw on the 2017 Revolving Loans from time to time to fund our working capital needs and for other general corporate purposes.

(2) The principal amount outstanding of the Convertible Notes as set forth in the foregoing table was $82.5 million as of September 30, 2018, and is not the carrying amount of this indebtedness (i.e., outstanding principal amount net of debt issuance costs and discount associated with the equity component). The carrying amount was $70.2 million and $69.7 million as of September 30, 2018 and December 31, 2017, respectively.

(3) The principal amount outstanding of the Second Lien Notes as set forth in the foregoing table was $158.5 million as of September 30, 2018, and is not the carrying amount of the indebtedness (i.e. outstanding principal amount net of debt issuance costs and discount associated with the equity component and includes approximately $8.5 million of PIK interest converted to principal during the three months ended September 30, 2018). The value allocated to the attached penny warrants and market warrants for financial reporting purposes was $14.9 million and $9.3 million, respectively. These qualify for classification in stockholders’ equity and are included in the condensed consolidated balance sheets within “Additional paid-in capital”.

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

The 2017 Credit Agreement also provides for the issuance of letters of credit in the amount equal to the lesser of $15.0 million and the aggregate amount of the then-remaining revolving loan commitment. As of September 30, 2018, we had outstanding letters of credit of $5.8 million under the 2017 Credit Agreement.

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

The 2017 Credit Agreement contains various customary restrictive covenants that limit our ability to, among other things: create or incur liens on assets; make any investments, loans or advances; incur additional indebtedness, engage in mergers, dissolutions, liquidations or consolidations; engage in transactions with affiliates; make dispositions; and declare or make dividend payments. The 2017 Credit Agreement requires us to maintain compliance with a maximum consolidated first lien net leverage ratio defined in the 2017 Credit Agreement. Under the maximum leverage ratio covenant, we are required to maintain as of the last day of each fiscal quarter a ratio of Consolidated First Lien Net Debt (as defined in the 2017 Credit Agreement) to Consolidated EBITDA (as defined in the 2017 Credit Agreement) for the trailing four quarters that is no greater than 4.5 to 1 through the fiscal quarter ending June 30, 2019, after which period the permitted Leverage Ratio steps down through the maturity date of the 2017 Credit Agreement as set forth therein. The “Consolidated EBITDA” definition from the 2017 Credit Agreement is different than the “Adjusted EBITDA” figure that we publicly report to our investors. As of September 30, 2018, we were in compliance with the Leverage Ratio, and based on our current projections, we expect to remain in compliance with the Leverage Ratio for at least the next 12 months.

Under the 2017 Credit Agreement, the “non-call” period (during which a premium will apply to any prepayments of the 2017 Term Loans) ends on June 30, 2020.

One of the conditions to drawing on the 2017 Revolving Loans is confirmation that the representations and warranties in the 2017 Credit Agreement are true on the date of borrowing, and if we are unable to make that confirmation, including that no material adverse effect on our business has occurred, we will be unable to draw down further on the revolver.

2.75% Convertible Senior Notes due 2035

In February 2015, we issued an aggregate principal amount of $82.5 million of Convertible Notes in a private placement. The Convertible Notes were issued at par, pay interest semi-annually in arrears at an annual rate of 2.75% and mature on February 15, 2035, unless earlier repurchased, redeemed or converted pursuant to the terms of the Convertible Notes. In certain circumstances and subject to certain conditions, the Convertible Notes are convertible at an initial conversion rate of 53.9084 shares of common stock per $1,000 principal amount of notes (which represents an initial conversion price of approximately $18.55 per share), subject to adjustment. Holders of the Convertible Notes may convert their Convertible Notes at their option at any time prior to the close of business on the business day immediately preceding November 15, 2034, only if one or more of the following conditions has been satisfied: (1) during any calendar quarter beginning after March 31, 2015 if the closing price of our common stock equals or exceeds 130% of the respective conversion price per share during a defined period at the end of the previous quarter, (2) during the five consecutive business day period immediately following any five consecutive trading day period in which the trading price per $1,000 principal amount of Convertible Notes for each trading day was less than 98% of the product of the last reported sale price of our common stock and the conversion rate on each such trading day; (3) if specified corporate transactions occur, or (4) if we call any or all of the Convertible Notes for redemption, at any time prior to the close of business on the second business day immediately preceding the redemption date. On or after November 15, 2034, until the close of business on the second scheduled trading day immediately preceding the maturity date, a holder may convert all or a portion of its Convertible Notes at any time, regardless of the foregoing circumstances.

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

In accounting for the direct transaction costs (the “issuance costs”) related to the Convertible Notes, we allocated the total amount of issuance costs incurred to the liability and equity components based on their relative values. We recorded issuance costs of $1.8 million and $0.3 million to the liability and equity components, respectively. Issuance costs, including fees paid to the initial purchasers who acted as intermediaries in the placement of the Convertible Notes, attributable to the liability component are presented in the condensed consolidated balance sheets as a direct deduction from the carrying amount of the debt instrument and are amortized to interest expense over the term of the Convertible Notes in the condensed consolidated statements of operations. The issuance costs attributable to the equity component are netted with the equity component and included within Additional paid-in capital in the condensed consolidated balance sheets. Interest expense related to the amortization expense of the issuance costs associated with the liability component was not material during the three and nine months ended September 30, 2018.

As of September 30, 2018 and December 31, 2017, the outstanding principal on the Convertible Notes was $82.5 million, and the outstanding Convertible Notes balance, net of debt issuance costs and discount associated with the equity component, was $70.2 million and $69.7 million, respectively. As of September 30, 2018, the equity component of the Convertible Notes was $13.0 million. Subsequent to March 31, 2017, we became non-compliant with our obligations under the Indenture relating to the delivery to the Indenture trustee of our 2016 annual financial statements and interim financial statements for the quarters ended March 31, June 30 and September 30, 2017, and such non-compliance constituted an Event of Default (as defined in the Indenture) under the Indenture. As a result, immediately after the occurrence of the Event of Default and through such time as the noncompliance was continuing, we incurred additional interest on the Convertible Notes at a rate equal to (i) 0.25% per annum of the principal amount of the Convertible Notes outstanding for each day during the first 90 days after the occurrence of each Event of Default and (ii) 0.50% per annum of the principal amount of the Convertible Notes outstanding from the 91st day until the 180th day following the occurrence of each such Event of Default. (The Company cured its non-compliance relating to the delivery of the 2016 annual financial statements by filing its 2016 Annual Report on Form 10-K on November 17, 2017 and relating to the delivery of its 2017 interim financial statements by filing its Quarterly Reports on Form 10-Q for the first three quarters of 2017 on January 31, 2018.) The maximum additional interest was capped at 0.50% per annum irrespective of how many Events of Default were in existence at any time for our failure to deliver any required financial statements. The aggregate penalty interest incurred during this period of non-compliance was approximately $0.2 million.

Searchlight Investment

Second Lien Notes due June 2023 and Warrants

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

Standstill

Until the earlier of (i) the 18-month anniversary of the Closing Date and (ii) the date on which Searchlight owns less than
10% of the outstanding common stock (directly or on an as-exercised basis), neither Searchlight nor its affiliates may (unless invited by the Company’s Board) (a) acquire any voting equity securities or material assets of the Company if Searchlight (together with its affiliates) would beneficially hold in the aggregate more than 9.9% of the Company’s Convertible Notes or 9.9% of the Company’s common stock, (b) acquire all or a material part of the Company or its subsidiaries, (c) make, or in any way participate in any “proxy contest” or other solicitation of proxies, (d) form, join or in any way participate in a “group” (within the meaning of Section 13(d)(3) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) with respect to any voting securities of the Company or any of its subsidiaries, (e) seek to influence or control the Company’s management or policies, (f) directly or indirectly enter into any discussions, negotiations, arrangements or understandings with any other person with respect to any of the foregoing activities, (g) advise, assist, encourage, act as a financing source for or otherwise invest in any other person in connection any of the foregoing activities or (h) publicly disclose any intention, plan or arrangement inconsistent with any of the foregoing.

The aggregate contractual maturities of all borrowings due subsequent to September 30, 2018 are as follows (in thousands):

Years Ending December 31,	Amount
2018 (remaining three months)	$4,889
2019	22,520
2020	25,374
2021	25,043
2022	54,058
Thereafter	622,660
Total	$754,544

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

The following is a schedule of future minimum commitments under movie and IPTV arrangements as of September 30, 2018 (in thousands):

Years Ending December 31,	Amount
2018 (remaining three months)	$15,151
2019	26,031
2020	16,434
2021	4,817
2022	750
Thereafter	—
Total	$63,183

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

The following is a schedule of future minimum lease payments under operating leases as of September 30, 2018 (in thousands):

Years Ending December 31,	Amount
2018 (remaining three months)	$1,444
2019	4,129
2020	3,899
2021	4,240
2022	4,062
Thereafter	17,139
Total	$34,913

Total rent expense for the three months ended September 30, 2018 and 2017 was $2.1 million and $1.6 million, respectively. Total rent expense for the nine months ended September 30, 2018 and 2017 was $6.5 million and $5.1 million, respectively.

Capital Leases

The Company leases certain computer software and equipment under capital leases that expire on various dates through 2020. The current portion and non-current portion of capital lease obligations are included in Current portion of long-term debt and Long-term debt, respectively, on the condensed consolidated balance sheets. As of September 30, 2018, future minimum lease payments under these capital leases were as follows (in thousands):

Year Ending December 31,	Amount
2018 (remaining three months)	$324
2019	681
2020	371
Total minimum lease payments	1,376
Less: amount representing interest	(152)
Present value of net minimum lease payments	1,224
Less: current portion	(611)
Capital lease obligation, non-current	$613

Satellite Capacity Commitments

The Company maintains agreements with satellite service providers to provide for satellite capacity. The Company expenses these satellite fees in the month the service is provided as a charge to licensing and services cost of sales.

The following is a schedule of future minimum satellite costs as of September 30, 2018 (in thousands):

Years Ending December 31,	Amount
2018 (remaining three months)	$29,804
2019	99,654
2020	71,524
2021	40,403
2022	33,977
Thereafter	119,262
Total	$394,624

Other Commitments

In the normal course of business, we enter into future purchase commitments with some of our connectivity vendors to secure future inventory for our customers and engineering and antenna project developments. As of September 30, 2018, we also had outstanding letters of credit in the amount of $6.5 million, of which $5.8 million were issued under the letter of credit facility under the 2017 Credit Agreement. See Note 8. Financing Arrangements.

Contingencies

We are subject to various legal proceedings and claims that have arisen in the ordinary course of business and that have not been fully and finally adjudicated. We record accruals for loss contingencies when our management concludes it is probable that a liability has been incurred and the amount of the related loss can be reasonably estimated. On a regular basis, our management evaluates developments in legal proceedings and other matters that could cause an increase or decrease in the amount of the liability that has been accrued previously. While it is not possible to accurately predict or determine the eventual outcomes of these matters, an adverse determination in one or more of these matters could have a material adverse effect on our consolidated financial position, results of operations or cash flows. Some of our legal proceedings as well as other matters that our management believes could become significant are discussed below:

•
Music Infringement and Related Claims. On May 6, 2014, UMG Recordings, Inc., Capitol Records, Universal Music Corp. and entities affiliated with the foregoing (collectively, “UMG”) filed suit in the United States District Court for the Central District of California against us and Inflight Productions Ltd. (“IFP”), our indirect subsidiary, for copyright infringement and related claims and unspecified money damages. In August 2016, we entered into settlement agreements with major record labels and publishers, including UMG, to settle music copyright infringement and related claims (the “Sound Recording Settlements”). As a result of the Sound Recording

Settlements, we paid approximately $18.0 million in cash and issued approximately 1.8 million shares of our common stock to settle lawsuits and other claims. Under the settlement agreement with UMG, we paid UMG an additional $5.0 million in cash in March 2017 and agreed to issue 500,000 additional shares of our common stock when and if our closing price of our common stock exceeds $10.00 per share and 400,000 additional shares of our common stock when and if the closing price of our common stock exceeds $12.00 per share.

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

On May 3, 2018, BMG filed suit in the United States District Court for the Central District of California against us and IFP for copyright infringement and related claims and unspecified money damages. The Court set the trial date for September 17, 2019. We do not believe that a material loss relating to this matter is probable, and we are currently unable to estimate the amount of the potential loss at this time due to the lack of specificity in the complaint; the fact that we have not yet completed our internal investigation; the speculative nature of the claimed damages; and the varying theories and wide range of statutory damages under which damages could be measured. As such, we have not accrued any amount for this loss contingency. We intend to vigorously defend ourselves against this claim.

•
SwiftAir Litigation. On August 14, 2014, SwiftAir, LLC filed suit against our wholly owned subsidiary Row 44 and against Southwest Airlines for breach of contract, quantum meruit, unjust enrichment and similar claims and money damages in the Superior Court of California for the County of Los Angeles. SwiftAir and Row 44 had a contractual relationship whereby Row 44 agreed to give SwiftAir access to Row 44’s Southwest Airlines portal so that SwiftAir could market its destination deal product to Southwest Airlines’ passengers. In 2013, after Southwest Airlines decided not to proceed with the destination deal product, Row 44 terminated its contract with SwiftAir. In its lawsuit, SwiftAir seeks approximately $9 million in monetary damages against Row 44 and Southwest Airlines.  In January 2018, the court granted Row 44’s motions in limine and thereby limited SwiftAir’s damages claims against Row 44 to nominal damages. Southwest Airlines however remains exposed to SwiftAir’s damages claims.  If Southwest Airlines is not successful in its defense against those claims, then Southwest Airlines may seek indemnification from Row 44 for its loss.  The trial in this lawsuit is currently scheduled to commence in December 2018.  We intend to vigorously defend ourselves against SwiftAir’s claims as well as against any indemnification claim that Southwest Airlines may later assert against us.  We do not believe that a material loss relating to this matter is probable, and due to the speculative nature of SwiftAir’s damages claims, we are currently unable to estimate the amount of any potential loss; as such, we have not accrued any amount for this loss contingency.

•
Securities Class Action Litigation. On February 23, 2017 and on March 17, 2017, following our announcement that we anticipated a delay in filing our Annual Report for the year ended December 31, 2016 (our “2016 Form 10-K”) and that our former CEO and former CFO would separate from us, three putative securities class action lawsuits were filed in United States District Court for the Central District of California. These lawsuits alleged violations of Sections 10(b) and 20(a) of the Exchange Act against us, our former CEO and two of our former CFOs. The plaintiffs voluntarily dismissed two of these lawsuits. The third lawsuit, brought by putative stockholder M&M Hart Living Trust and Randi Williams (the “Hart complaint”), alleged that we and the other defendants made misrepresentations and/or omitted material information about the EMC Acquisition, our projected financial performance and synergies following that acquisition, and the impact of that acquisition on our internal controls over financial reporting. The plaintiffs sought unspecified damages, attorneys’ fees and costs. On November 2, 2017, the Court granted our and the other defendants’ motion to dismiss the Hart complaint, and dismissed the action with prejudice. On November 30, 2017, the plaintiffs filed a motion to alter or amend the Court’s previous judgment of dismissal to permit them to file a further amended complaint. On January 8, 2018, the Court denied the plaintiffs’ motion to alter or amend the previous judgment. On January 29, 2018, the plaintiffs appealed to the United States Court of Appeals for the Ninth Circuit from the Court’s denial of the plaintiffs’ motion to alter or amend the judgment. On October 4, 2018, the parties entered into a stipulation of settlement to fully resolve the pending appeal and release all claims against the Company and the other defendants in exchange for a settlement payment of $1.1 million, to be fully paid by the carriers of the Company’s Directors & Officers insurance. On November 2, 2018, the Court preliminarily approved the settlement, with a fairness hearing for final approval scheduled for March 4, 2019.

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

Note 10.    Related Party Transactions

Due from WMS

In connection with the EMC Acquisition, the Company acquired a 49% equity interest in WMS. The Company accounts for its interest in WMS using the equity method and includes the Company’s share of WMS’s profits or losses in Income from equity method investments in the condensed consolidated statements of operations. During the three and nine months ended September 30, 2018, sales to WMS (for the Company’s services provided to WMS for WMS’s onboard cellular equipment) were approximately $0.2 million and $0.7 million, respectively, under the terms of the WMS operating agreement and an associated master services agreement with WMS. During the three and nine months ended September 30, 2017, sales to WMS were approximately $0.2 million and $0.9 million, respectively. These sales are included in Revenue in the condensed consolidated statements of operations. As of September 30, 2018 and December 31, 2017, we had a balance due from WMS of $0.1 million and $0.1 million, respectively, included in Accounts receivable, net in the condensed consolidated balance sheets.

Note Payable to WMS

In December 2017, the Company entered into a demand promissory note with WMS (as an advance against future dividends that WMS may pay the Company) for approximately $6.4 million and concurrently signed an agreement to waive future dividends or other such distributions by WMS to the Company until such time as the outstanding principal on the demand promissory note has been repaid in full. The outstanding demand promissory note will be reduced dollar-for-dollar by any such dividend or distribution amounts waived. The Company may prepay the demand promissory note at any time without prepayment penalty. The unpaid principal of the demand promissory note bears interest at 2.64% per annum from and after the date of the demand promissory note. Interest under the demand promissory note is due and payable only upon the occurrence of an “event of default,” which includes, for example, the Company’s breach of the demand promissory note or the WMS operating agreement, Company insolvency events and material judgments against the Company. The entire principal balance of the demand promissory note together with all accrued but unpaid interest shall be due on the earliest to occur of (i) demand by the holder, (ii) December 31, 2019 and (iii) the date of acceleration of the demand promissory note as a result of the occurrence of an event of default. During the nine months ended September 30, 2018, WMS declared dividends of $10.0 million in the aggregate, of which our 49% proportion (equal to $4.9 million) has been applied against the outstanding principal amount of the demand promissory note. The principal amount of the outstanding demand promissory note was $1.5 million as of September 30, 2018 and has been included within current portion of long-term debt in the condensed consolidated balance sheet as of September 30, 2018.

Due to Santander

Also in connection with the EMC Acquisition, the Company acquired a 49% equity interest in Santander. The Company accounts for its interest in Santander using the equity method and includes our share of Santander’s profits or losses in Income from equity method investments in the condensed consolidated statements of operations. During the three and nine months ended September 30, 2018 the Company purchased approximately $1.1 million and $2.9 million, respectively, from Santander for their Teleport services and related network operations support services. During the three and nine months ended September 30, 2017 the Company purchased approximately $0.6 million and $2.0 million, respectively, of network operations support services from Santander. As of September 30, 2018 and December 31, 2017 the Company owed Santander approximately $0.9 million and $0.9 million, respectively, as remaining payments for these services, which is included in Accounts payable and accrued liabilities in the condensed consolidated balance sheets for their teleport services and related network operations support services.

Subscription Receivable with Former Employee

A former employee is party to a Secured Promissory Note dated July 15, 2011, pursuant to which the former employee agreed to pay the Company (as successor to Row 44, Inc., which is a Company subsidiary) a principal sum of approximately $0.4 million, plus interest thereon at a rate of 6% per annum. The former employee granted the Company a security interest in shares of Row 44 held by him (which Row 44 shares were subsequently converted into 223,893 shares of the Company’s common stock) to secure his obligations to repay the loan. As of September 30, 2018 and December 31, 2017, the balance of the note (with interest) was approximately $0.6 million, which is presented as a subscription receivable. We recognize interest income on the note when earned (using the simple interest method) but have not collected any interest payments since the origination of the note. Interest income recognized by the Company during the nine months ended September 30, 2018 and September 30, 2017 was not material. The Company makes ongoing assessments regarding the collectability of this note and the subscription receivable balance, and is currently in litigation with the former employee to recover the loan and to address the former employee’s allegations that we breached related settlement agreements with him in 2014 and 2015.

Registration Rights Agreement

When we consummated our business combination in January 2013 with Row 44 and AIA, we entered into an amended and restated registration rights agreement with Par Investment Partners, L.P. (“PAR”), entities affiliated with Putnam Investments, Global Eagle Acquisition LLC (the “Sponsor”) and our then and current Board members Harry E. Sloan and Jeff Sagansky, who were affiliated with the Sponsor. Under that agreement, we agreed to register the resale of securities held by them (the “registrable securities”) and to sell those registrable securities pursuant to an effective registration statement in a variety of manners, including in underwritten offerings. We also agreed to pay the security holders’ expenses in connection with their exercise of their registration rights.

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

2017 Equity Plan

On December 21, 2017, our stockholders approved a 2017 Omnibus Long-Term Incentive Plan (the “2017 Equity Plan”). We transferred the 2,337,466 shares remaining available for grant under the 2013 Equity Plan at that time into the 2017 Equity Plan and those shares became available for grant under the 2017 Equity Plan. The 2017 Equity Plan separately made available 6,500,000 shares of our common stock for new issuance thereunder, in addition to the shares transferred from the 2013 Equity Plan. The Compensation Committee of our Board (as administrator of the 2017 Equity Plan) may grant share awards thereunder (through stock options, cash-settled stock options, restricted stock, RSUs (including both time-vesting and performance-based RSUs) and other incentive awards) to employees, officers, non-employee directors, and consultants.

On June 25, 2018, our stockholders approved an amendment and restatement of the 2017 Equity Plan that increased by 2,000,000 the number of shares of our common stock authorized for issuance thereunder.

Stock Repurchase Program

In March 2016, the Board authorized a stock repurchase program under which we may repurchase up to $50.0 million of our common stock. Under the stock repurchase program, we may repurchase shares from time to time using a variety of methods, which may include open-market purchases and privately negotiated transactions. The extent to which we repurchase our shares, and the timing and manner of such repurchases, will depend upon a variety of factors, including market conditions, regulatory requirements and other corporate considerations, as determined by management. We measure all potential buybacks against other potential uses of capital that may arise from time to time. The repurchase program does not obligate us to repurchase any specific number of shares, and may be suspended or discontinued at any time. We expect to finance any purchases with existing cash on hand, cash from operations and potential additional borrowings. We did not repurchase any shares of our common stock during the nine months ended September 30, 2018 and 2017. As of September 30, 2018 the remaining authorization under the stock repurchase plan was $44.8 million.

Stock-Based Compensation Expense

Stock-based compensation expense related to our directors and other personnel for the three and nine months ended September 30, 2018 and 2017 was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Cost of services	$169	$67	$428	$219
Sales and marketing	110	4	402	310
Product development	162	154	611	490
General and administrative	3,477	933	8,344	2,981
Total	$3,918	$1,158	$9,785	$4,000

The above table includes $1.2 million of expense related to the Company’s cash-settled phantom stock options for the three and nine months ended September 30, 2018. These are accounted for as liability awards and are re-measured at fair value each reporting period. Compensation expense is recognized over the requisite service period.

Warrants Issued in Connection with Second Lien Notes

The Company’s Warrants issued in connection with the Searchlight investment qualify for classification in stockholders’ equity, as they are indexed to the Company’s own stock and meet all additional criteria to be classified in stockholders’ equity. They are considered freestanding, equity-classified instruments that are initially measured at fair value and recorded at their allocated value, with no remeasurement required as long as the contract continues to be classified in equity.

The following is a summary of the Warrants outstanding as of September 30, 2018:

	Number of Warrants (in thousands)	Weighted Average Exercise price	Weighted Average Remaining Contractual Term (in years)
Penny Warrants	18,065,775	$0.01	9.50
Market Warrants	13,000,000	$1.57	9.50

Public SPAC Warrants

The following is a summary of Public SPAC Warrants (which were exercisable for shares of our common stock) for the periods presented, with the “Number of Warrants” in the table below indicating the shares of our common stock underlying the Public SPAC Warrants:

	Number of Warrants (in thousands)	Weighted Average Exercise price	Weighted Average Remaining Contractual Term (in years)
Outstanding at January 1, 2018	6,173	$11.50
Expired	(6,173)	—
Outstanding and exercisable at September 30, 2018	—	$—	0.0

The Public SPAC Warrants expired on January 31, 2018. Prior to their expiration, the Company accounted for its 6,173,228 Public SPAC Warrants as derivative liabilities. During the three months ended September 30, 2017, the Company recorded income of $0.1 million in the condensed consolidated statement of operations as a result of the marked to fair value adjustment of these warrants at each balance sheet date. No income or expense was recorded during the three months ended September 30, 2018. During the nine months ended September 30, 2018 and 2017, the Company recorded income of less than $0.1 million and expense of $0.3 million, respectively. The fair value of Public SPAC Warrants issued by the Company was estimated using the Black-Scholes option pricing model.

Note 12.    Income Taxes

The Company recorded an income tax provision of $2.9 million and $4.2 million for the three months ended September 30, 2018 and 2017, respectively, and a provision of $1.9 million and $11.0 million for the nine months ended September 30, 2018 and 2017, respectively. In general, our effective tax rate differs from the federal income tax rate due to the effects of foreign tax rate differences, foreign withholding taxes, changes in unrecognized tax benefits, changes in valuation allowance, deferred tax expense on amortization of indefinite-lived intangible assets and effects of permanent differences.

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

As of September 30, 2018 and December 31, 2017, the liability for income taxes associated with uncertain tax positions was $8.4 million and $8.7 million, respectively. As of September 30, 2018 and December 31, 2017, the Company had accrued $6.1 million and $6.5 million, respectively, of interest and penalties related to uncertain tax positions. It is reasonably possible that the amount of the unrecognized benefit with respect to certain of the Company’s unrecognized tax positions may significantly decrease within the next 12 months. This change may be the result of settlement of ongoing foreign audits.

In December, 2017, the United States enacted new U.S. federal tax legislation known as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act significantly revises the U.S. corporate income tax regime by, among other things, lowering corporate income tax rates, in general limiting interest expense to 30% of taxable income, implementing a territorial tax system and imposing a repatriation tax on deemed repatriated earnings of foreign subsidiaries. As of September 30, 2018, we do not expect a material tax impact as a result of the Tax Act due to a current year loss and a full valuation allowance against our deferred tax assets.

We have estimated the impacts of the Tax Act in accordance with SAB 118. As of September 30, 2018, we have estimated an income tax benefit impact of $4.6 million for the year ended December 31, 2017, reflecting the revaluation of our net deferred tax liability based on a U.S. federal tax rate of 21 percent, and are expecting no tax impact related to the estimated repatriation toll charge of $17.2 million, which was fully offset by the net operating loss generated in 2017. As of September 30, 2018, our management is continuing to evaluate the effects of the Tax Act provisions, but we do not expect a material positive or negative impact to our 2017 tax positions.

Note 13.    Segment Information

As of September 30, 2018, the Company’s business was comprised of two operating segments: Media & Content and Connectivity. Our CODM evaluates financial performance and allocates resources by reviewing revenue, costs of sales and contribution profit separately for our two segments. Total segment gross margin provides the CODM a measure to analyze operating performance of each of the Company’s operating segments and its enterprise value against historical data and competitors’ data. However, historical results may not be indicative of future results because operating performance is highly contingent on many factors, including customer tastes and preferences. All other financial information is reviewed by the CODM on a consolidated basis.

The following table summarizes revenue and gross margin by our reportable segments for the three and nine months ended September 30, 2018 and 2017 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenue:
Media & Content
Licensing and services	$80,649	$71,348	$239,020	$222,294
Connectivity
Services	76,955	72,262	221,540	211,106
Equipment	6,423	7,927	25,927	26,471
Total	83,378	80,189	247,467	237,577
Total revenue	$164,027	$151,537	$486,487	$459,871
Cost of sales:
Media & Content
Licensing and services	$56,704	$52,926	$169,615	$163,876
Connectivity
Services	66,422	52,904	187,908	153,748
Equipment	5,443	7,121	15,859	23,956
Total	71,865	60,025	203,767	177,704
Total cost of sales	$128,569	$112,951	$373,382	$341,580
Gross Margin:
Media & Content	$23,945	$18,422	$69,405	$58,418
Connectivity	11,513	20,164	43,700	59,873
Total Gross Margin	35,458	38,586	113,105	118,291
Other operating expenses	57,024	71,080	185,652	278,303
Loss from operations	$(21,566)	$(32,494)	$(72,547)	$(160,012)

The Company’s total assets by segment were as follows (in thousands):

	September 30, 2018	December 31, 2017
Media & Content	$336,913	$362,216
Connectivity	443,224	479,714
Total segment assets	780,137	841,930
Corporate assets	14,010	18,654
Total assets	$794,147	$860,584

Note 14.    Concentrations

Concentrations of Credit and Business Risk

Financial instruments that potentially subject us to a concentration of credit risk consist of cash and cash equivalents and accounts receivable.

As of September 30, 2018 and 2017, we maintain our cash and cash equivalents primarily with major U.S. financial institutions and foreign banks. Deposits with these institutions at times exceed the federally insured limits, which potentially subjects us to concentration of credit risk. We have not historically experienced any losses related to these balances and believe that there is minimal risk of any such losses.

As of September 30, 2018, approximately $20.2 million of our total cash and cash equivalents of $31.7 million was held by our foreign subsidiaries. If we repatriate these funds for use in our U.S. operations, we may be required to pay income taxes in the U.S. on the repatriated amount at the tax rates then in effect, reducing the net cash proceeds to us after repatriation. In the event we elect to repatriate any of these funds, we believe we have sufficient net operating losses for the foreseeable future to offset any repatriated income. As a result, we do not expect that any such repatriation would create a tax liability in the U.S. or have a material impact on our effective tax rate.

Customer Concentration

A substantial portion of our revenue is generated through arrangements with Southwest Airlines, Inc. (“Southwest Airlines”). As of September 30, 2018 and 2017, the percentage of revenue generated through this customer was as follows:

	Nine Months Ended September 30,
	2018	2017
Southwest Airlines as a percentage of total revenue	18%	19%
Southwest Airlines as a percentage of Connectivity revenue	34%	36%

No other customer accounted for greater than 10% of total revenue for the periods presented. Accounts receivable from Southwest Airlines represented 13% and 10% of the total accounts receivable as of September 30, 2018 and December 31, 2017, respectively.

Note 15.    Net Loss Per Share

Basic loss per share is computed using the weighted-average number of common shares outstanding during the applicable period. Diluted loss per share is computed using the weighted-average number of common shares and the dilutive effect of contingent shares outstanding during the applicable period. Potentially dilutive contingent shares, which consist of stock options, restricted stock units (including performance stock units), liability warrants, warrants issued to third parties and accounted for as equity instruments, convertible senior notes and contingently issuable shares, have been excluded from the diluted loss per share calculation when the effect of including such shares is anti-dilutive.

The following table sets forth the computation of basic and diluted net loss per share of common stock (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net loss (numerator):
Net loss – basic and diluted	$(43,228)	$(52,968)	$(127,423)	$(222,708)

Shares (denominator):
Weighted-average shares – basic and diluted	91,408	89,194	91,101	86,710

Loss per share - basic and diluted	$(0.47)	$(0.59)	$(1.40)	$(2.57)

The following weighted average common equivalent shares are excluded from the calculation of the Company’s net loss per share as their inclusion would have been anti-dilutive (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Employee stock options	6,149	5,686	5,993	6,133
Restricted stock units (including performance stock units)	1,387	1,143	2,793	1,458
Equity warrants (1)	—	—	—	471
Public SPAC Warrants (2)	—	6,173	707	6,173
2.75% convertible senior notes due 2035	4,447	4,447	4,447	4,447
EMC deferred consideration (3)	—	1,439	—	3,737
Contingently issuable shares (4)	900	900	900	900
Searchlight Penny Warrants (5)	18,066	—	12,375	—
Searchlight Market Warrants (5)	13,000	—	8,905	—

(1)
These are Legacy Row 44 warrants originally issuable for Row 44 common stock and Row 44 Series C preferred stock, which later became issuable for our Common Stock. During the nine months ended September 30, 2017, these Legacy Row 44 warrants expired.

(2)	These were 6,173,228 Public SPAC Warrants which expired on January 31, 2018 and are no longer exercisable. See Note 11. Common Stock, Share-Based Awards and Warrants.

(3)
In connection with the EMC Acquisition on July 27, 2016 (the “EMC Acquisition Date”), we were obligated to pay $25.0 million in cash or stock, at our option, on July 27, 2017, which we elected to settle in 5,080,049 newly issued shares of our common stock on that date. No remaining obligation remains outstanding as of September 30, 2018.

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

•
our ability to timely remediate material weaknesses in our internal control over financial reporting; the effect of those weaknesses on our ability to report and forecast our operations and financial performance; and the impact of our remediation efforts (and associated management time and costs) on our liquidity and financial performance;

•	our ability to maintain effective disclosure controls and internal control over financial reporting;

•	any future restructuring activities may prove detrimental to our operations and sales and our ability to achieve our operating-expense and cost-structure improvements and reductions;

•	our dependence on the travel industry;

•	future acts or threats of terrorism;

•	our dependence on our existing relationship and agreement with Southwest Airlines;

•	our ability to obtain new customers and renew agreements with existing customers;

•	our customers’ solvency, inability to pay and/or delays in paying us for our services;

•	our ability to achieve positive cash flow from operating activities and access additional sources of liquidity, if needed;

•	our ability to retain and effectively integrate and train key members of senior management;

•	our ability to recruit, train and retain highly skilled technical employees, particularly in our finance and IT functions;

•	our ability to receive the anticipated cash distributions or other benefits from our investment in the Wireless Maritime Services joint venture;

•	customer attrition due to direct arrangements between satellite providers and customers;

•	the effect of a variety of complex U.S. and foreign tax laws and regimes due to the global nature of our business;

•
our need to invest in and develop new broadband technologies and advanced communications and secure networking systems, products and services and antenna technologies as well as their market acceptance;

•	our ability to continue to be able to make claims for e-business and multimedia tax credits in Canada;

•	our exposure to foreign currency risks;

•	increased demand by customers for greater bandwidth, speed and performance and increased competition from new technologies and market entrants;

•	our reliance on “sole source” service providers and other third parties for key components and services that are integral to our product and service offerings;

•	the potential need to materially increase our investments in product development and equipment beyond our current investment expectations;

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

•
our ability to repay the principal amount of our bank debt, second lien notes due June 30, 2023 (the “Second Lien Notes”) and/or 2.75% convertible senior notes due 2035 (the “Convertible Notes”) at maturity, to raise the funds necessary to settle conversions of our Convertible Notes or to repurchase our Convertible Notes upon a fundamental change or on specified repurchase dates or due to future indebtedness;

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

For the nine months ended September 30, 2018 and 2017, we reported revenue of $486.5 million and $459.9 million, respectively. For each of the nine-month periods ended September 30, 2018 and 2017, our Media & Content and Connectivity segments accounted for 49% and 51% of our total revenue, respectively. For the nine months ended September 30, 2018 and 2017, one airline customer, Southwest Airlines, Inc. (“Southwest Airlines”) accounted for 18% and 19%, respectively, of our total revenue.

Opportunities, Challenges and Risks

We believe our operating results and performance are driven by various factors that affect the commercial travel industry and the mobility markets serving hard-to-reach places on land, sea and in the air. These include general macroeconomic trends affecting the mobility markets, such as travel and maritime trends affecting our target user base, regulatory changes, competition and the rate of customer adoption of our services as well as factors that affect Wi-Fi Internet service providers in general. Growth in our overall business is principally dependent upon the number of customers that purchase our services, our ability to negotiate favorable economic terms with our customers and partners and the number of travelers who use our services. Growth in our margins is dependent on our ability to manage the costs associated with implementing and operating our services, including the costs of licensing, procuring and distributing content, equipment and satellite bandwidth service. Our ability to attract and retain customers is highly dependent on our ability to timely implement our services and continually improve our network and operations as technology changes and we experience increased network capacity constraints.

Media & Content Segment

The growth of our Media & Content segment is dependent upon a number of factors, including the growth of IFE systems, our customers' demand for content and games across global mobility markets, the general availability of content to license from our studio partners, pricing from our competitors and our ability to manage the underlying economics of content licensing by studio. Also, as mobility connectivity services become less costly and capable of faster speeds, the availability of “over the top” services like Netflix represents a potential source of future competition for our Media & Content segment. We believe that customer demand for content and games will continue to grow in the foreseeable future and we intend to capitalize on this opportunity, but our ability to do so in part depends on our ability to harness passenger data and analytics in order to improve and customize our offerings.

Connectivity Segment

In our Connectivity segment, the use of our connectivity equipment on our customers’ aircraft is subject to regulatory approvals, such as a Supplemental Type Certificate, or “STC,” that are imposed by agencies such as the Federal Aviation Administration (“FAA”), the European Aviation Safety Agency (“EASA”) and the Civil Aviation Administration of China (“CAAC”). The costs to obtain and/or validate an STC can be significant and vary by plane type and customer location. We have STCs to operate our equipment on several plane types, including The Boeing Company’s (“Boeing”) 737, 757, 767 and 777 aircraft families, and for the Airbus SE (“Airbus”) A320 aircraft family. While we believe we will be successful in obtaining STC approvals in the future as needed, there is a risk that the applicable regulatory agencies do not approve or validate an STC on a timely basis, if at all, which could negatively impact our growth, relationships and ability to sell our connectivity services. To partially address the risk and costs of obtaining STCs in the future, we signed an agreement with Boeing to offer our connectivity equipment on a “line-fit basis” for Boeing’s 737 MAX and 787 models, and our connectivity equipment became available on a line-fit basis in August 2017 as an option on new Boeing 737 MAX airplanes. We also expect to undertake similar line-fit initiatives with other aircraft manufacturers, such as Airbus, in the near term. As a result, we expect to continue to incur significant product development expenses in the foreseeable future as we invest in these long-term line-fit opportunities, which we believe will improve our long-term ability to onboard our connectivity equipment on new plane types in a more scalable and cost-effective manner.

Our Connectivity segment is dependent on satellite-capacity providers for satellite bandwidth and certain equipment and servers required to deliver the satellite stream, rack space at the supplier's data centers to house the equipment and servers and network operations service support. Through our acquisition of Emerging Markets Communications (“EMC”) on July 27, 2016 (the “EMC Acquisition”), we expanded the number of our major suppliers of satellite capacity and became a party to an agreement with Intelsat S.A. We also purchase radomes, satellite antenna systems and rings from key suppliers. Any interruption in supply from these important vendors could have a material impact on our ability to sell equipment and/or provide connectivity services to our customers. In addition, some of our satellite-capacity providers (many of whom are well capitalized) are now entering our markets and have begun competing with our service offerings, which has challenged our business relationships with them and created additional competition in our industry.

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

The success of our business depends, in part, on the secure and uninterrupted performance of our information technology systems.  An increasing number of companies have disclosed cybersecurity breaches, some of which have involved sophisticated and highly targeted attacks on their computer networks. Despite our efforts to prevent, detect and mitigate these threats, including continuously working to install new, and upgrade our existing, information technology systems and increasing employee awareness around phishing, malware, and other cyber risks, there is no guarantee that such measures will be successful in protecting us from a cyber-attack.  For example, a security-industry consultant informed us that he discovered an in-flight WiFi system vulnerability that could allow a third party to access through the Internet on-aircraft equipment utilized in our passenger connectivity system.  Following receipt of this report, we identified the source of the vulnerability and resolved it. We notified the affected airline customers, and launched an investigation to determine full scope and impact of the issue, including by hiring third party consultants.  We determined that no compromise of passenger data occurred.  Moreover, we determined that there was no risk to the safe operation of any flight, as we design our systems to be independent from critical aircraft and flight systems.  We also consulted with the Aviation Information Sharing and Analysis Center, an industry group whose members are leaders in the airline, airport, platform, satellite, engine, and equipment manufacturing segments of the aviation industry.  We will continue to respond to any reported cybersecurity threats as they are identified to us and work with our suppliers, customers and experts to quickly mitigate any threats, but we believe that incidents of this nature are inherent in our industries and sectors and will continue to represent a significant reputational and business risk to our Connectivity segment’s growth and prospects, and those of our overall industries and sectors.

Our cost of sales, the largest component of our operating expenses, varies from period to period, particularly as a percentage of revenue, based upon the mix of the underlying equipment and service revenue that we generate. Cost of sales also varies period-to-period as we acquire new customers to grow of our Connectivity segment. During 2018, we have continued to increase our investment in satellite capacity over North America and the Middle East to facilitate the growth of our existing and new connectivity customer base, which has included purchases of satellite transponders. Depending on the timing of our satellite expenditures, our cost of sales as a percentage of our revenue may fluctuate from period to period.

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

Material Weaknesses

We continue to expend significant time and resources remediating material weaknesses in our internal control over financial reporting. These weaknesses relate to our entity level control environment; financial statement close and reporting process; intercompany process; business combinations; significant and unusual non-routine transactions; inventory; content library; internally developed software; long lived assets; goodwill impairment; accounts payable and accrued liabilities; revenue processes; license fee accruals; income taxes; payroll; stock-based compensation; treasury; and information technology processes. We may identify additional deficiencies that constitute material weaknesses as we continue to work to remediate our existing material weaknesses.

We are strongly committed to addressing these material weaknesses, which we believe will strengthen our business, and we have commenced our remediation in this regard. However, we are uncertain as to our timing to complete the remediation, the extent to which such efforts will deplete our cash reserves and our ability to succeed in the remediation. If we are unable to establish and maintain effective internal control over financial reporting, we may be unable to timely file our periodic SEC reports or identify and forecast certain business trends and certain aspects of our financial performance, which could negatively impact our ability to focus on and achieve our business objectives.

Key Components of Consolidated Statements of Operations
There have been no material changes to the key components of our Condensed Consolidated Statements of Operations as described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2017 Form 10-K.

Critical Accounting Policies

The preparation of our condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the notes to the financial statements. Some of those judgments can be subjective and complex, and therefore, actual results could differ materially from those estimates under different assumptions or conditions. A summary of our critical accounting policies is presented in Part II, Item 7, of our 2017 Form 10-K. On January 1, 2018, we adopted ASU 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”) and all related amendments. See Note 2. Basis of Presentation and Summary of Significant Accounting Policies to our unaudited condensed consolidated financial statements (Part I, Item 1 of this Form 10-Q) for a discussion. There were no other material changes to our critical accounting policies during the nine months ended September 30, 2018.

Recent Accounting Pronouncements

See Note 2. Basis of Presentation and Summary of Significant Accounting Policies to our unaudited condensed consolidated financial statements (Part I, Item 1 of this Form 10-Q) for a discussion.

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

Unaudited Condensed Consolidated Statement of Operations Data (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenue	$164,027	$151,537	$486,487	$459,871
Operating expenses:
Cost of sales	128,569	112,951	373,382	341,580
Sales and marketing	8,989	9,332	29,499	30,376
Product development	7,477	11,328	25,536	26,921
General and administrative	31,620	39,129	100,384	109,372
Provision for legal settlements	(509)	310	(134)	785
Amortization of intangible assets	9,447	10,981	30,367	32,849
Goodwill impairment	—	—	—	78,000
Total operating expenses (including cost of sales)	185,593	184,031	559,034	619,883
Loss from operations	(21,566)	(32,494)	(72,547)	(160,012)
Other expense	(18,810)	(16,321)	(53,011)	(51,703)
Loss before income taxes	(40,376)	(48,815)	(125,558)	(211,715)
Income tax expense	2,852	4,153	1,865	10,993
Net loss	$(43,228)	$(52,968)	$(127,423)	$(222,708)

The following table provides, for the periods presented, the depreciation expense included in the above line items (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Cost of sales	$10,019	$7,666	$29,576	$21,259
Sales and marketing	917	703	2,764	2,165
Product development	872	1,687	2,396	2,838
General and administrative	3,227	1,954	9,413	7,260
Total	$15,035	$12,010	$44,149	$33,522

The following table provides, for the periods presented, the stock-based compensation expense included in the above line items (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Cost of sales	$169	$67	$428	$219
Sales and marketing	110	4	402	310
Product development	162	154	611	490
General and administrative	3,477	933	8,344	2,981
Total	$3,918	$1,158	$9,785	$4,000

The following table provides, for the periods presented, our results of operations, as a percentage of revenue, for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenue	100%	100%	100%	100%
Operating expenses:
Cost of sales	78%	75%	77%	74%
Sales and marketing	5%	6%	6%	7%
Product development	5%	7%	5%	6%
General and administrative	19%	26%	21%	24%
Provision for legal settlements	—%	—%	—%	—%
Amortization of intangible assets	6%	7%	6%	7%
Goodwill impairment	—%	—%	—%	17%
Total operating expenses	113%	121%	115%	135%
Loss from operations	(13)%	(21)%	(15)%	(35)%
Other expense	(11)%	(11)%	(11)%	(11)%
Loss before income taxes	(25)%	(32)%	(26)%	(46)%
Income tax expense	2%	3%	—%	2%
Net loss	(26)%	(35)%	(26)%	(48)%

Three Months Ended September 30, 2018 and 2017

Operating Segments

Segment revenue, expenses and gross margin for the three months ended September 30, 2018 and 2017 derived from our Media & Content and Connectivity operating segments were as follows (in thousands):

	Three Months Ended September 30,
	2018	2017
Revenue:
Media & Content
Licensing and services	$80,649	$71,348
Connectivity
Services	76,955	72,262
Equipment	6,423	7,927
Total	83,378	80,189
Total revenue	$164,027	$151,537
Cost of Sales:
Media & Content
Licensing and services	$56,704	$52,926
Connectivity
Services	66,422	52,904
Equipment	5,443	7,121
Total	71,865	$60,025
Total cost of sales	$128,569	$112,951
Gross margin:
Media & Content	$23,945	$18,422
Connectivity	11,513	20,164
Total gross margin	35,458	38,586
Other operating expenses	57,024	71,080
Loss from operations	$(21,566)	$(32,494)

Revenue

Media & Content

Media & Content operating segment revenue for the three months ended September 30, 2018 and 2017 was as follows (in thousands, except for percentages):

	Three Months Ended September 30,
	2018	2017	Change
Licensing and services	$80,649	$71,348	13%

Media & Content Licensing and Services Revenue

Media & Content licensing and services revenue increased $9.3 million, or 13%, to $80.6 million for the three months ended September 30, 2018, compared to $71.3 million for the three months ended September 30, 2017. The increase was driven by a ramp up in content programming for previously announced new customer contracts as well as expanded content programming with several of our existing airline partners.

Connectivity
Connectivity operating segment revenue for the three months ended September 30, 2018 and 2017 was as follows (in thousands, except for percentages):

	Three Months Ended September 30,
	2018	2017	Change
Services	$76,955	$72,262	6%
Equipment	6,423	7,927	(19)%
Total	$83,378	$80,189	4%

Connectivity Services Revenue

Services revenue from our Connectivity operating segment increased $4.7 million, or 6%, to $77.0 million for the three months ended September 30, 2018, compared to $72.3 million for the three months ended September 30, 2017. The increase in services revenue was predominantly driven by new aircraft, marine-vessel and land-site installations.

Connectivity Equipment Revenue

Equipment revenue from our Connectivity operating segment remained consistent year over year, decreasing $1.5 million, or 19%, to $6.4 million for the three months ended September 30, 2018, compared to $7.9 million for the three months ended September 30, 2017.

Cost of Sales

Media & Content

Media & Content operating segment cost of sales for the three months ended September 30, 2018 and 2017 was as follows (in thousands, except for percentages):

	Three Months Ended September 30,
	2018	2017	Change
Licensing and services	$56,704	$52,926	7%

Media & Content cost of sales increased $3.8 million, or 7%, to $56.7 million for the three months ended September 30, 2018, compared to $52.9 million for the three months ended September 30, 2017. However, cost of sales decreased as a proportion of Media & Content revenue to 70% for the three months ended September 30, 2018, compared to 74% for the three months ended September 30, 2017. The improvement in cost as a percentage of revenue was due to improved licensing procurement and operational processes.

Connectivity

Cost of sales for our Connectivity operating segment for the three months ended September 30, 2018 and 2017 was as follows (in thousands, except for percentages):

	Three Months Ended September 30,
	2018	2017	Change
Services	$66,422	$52,904	26%
Equipment	5,443	7,121	(24)%
Total	$71,865	$60,025	20%

Connectivity services cost of sales increased $13.5 million, or 26%, to $66.4 million for the three months ended September 30, 2018, compared to $52.9 million for the three months ended September 30, 2017. As a percentage of Connectivity services revenue, Connectivity service cost of sales increased to 86% during the three months ended September 30, 2018, compared to 73% for the three months ended September 30, 2017. This increase was a result of our increased investment in satellite network capacity to support increased bandwidth requirements of existing customers and to fulfill new customer installations during the quarter.

Connectivity equipment cost of sales decreased $1.7 million, or 24%, to $5.4 million for the three months ended September 30, 2018 compared to $7.1 million for the three months ended September 30, 2017. As a percentage of Connectivity equipment revenue, Connectivity equipment cost of sales decreased as a proportion of Connectivity revenue to 85% during the three months ended September 30, 2018, compared to 90% for the three months ended September 30, 2017. The decrease in cost as a percentage of revenue was primarily driven by product mix.

Other Operating Expenses

Other operating expenses for the three months ended September 30, 2018 and 2017 were as follows (in thousands, except for percentages):

	Three Months Ended September 30,
	2018	2017	Change
Sales and marketing	$8,989	$9,332	(4)%
Product development	7,477	11,328	(34)%
General and administrative	31,620	39,129	(19)%
Provision for (reversal of) legal settlements	(509)	310	(264)%
Amortization of intangible assets	9,447	10,981	(14)%
Goodwill impairment	—	—	—%
Total	$57,024	$71,080	(20)%

Sales and Marketing

Sales and marketing expenses remained consistent, decreasing by $0.3 million, or 4%, to $9.0 million for the three months ended September 30, 2018, compared to $9.3 million for the three months ended September 30, 2017.

Product Development

Product development expenses decreased $3.9 million, or 34%, to $7.5 million for the three months ended September 30, 2018, compared to $11.3 million for the three months ended September 30, 2017. This decrease was primarily a result of the completion of certain product development projects and a reduction in third party consulting and outside service fees.

General and Administrative

General and administrative costs decreased $7.5 million, or 19%, to $31.6 million during the three months ended September 30, 2018, compared to $39.1 million for the three months ended September 30, 2017. The decrease was primarily driven by a decrease in professional and outside services costs, including reductions in advisory services, audit fees, legal fees and outside contractors.

Provision for (Reversal of) Legal Settlements

The provision for legal settlements in the three months ended September 30, 2018 resulted in a net credit of $0.5 million as a result of a reversal of a legal provision compared to an expense of $0.3 million during the three months ended September 30, 2017. See Note. 9 Commitments and Contingencies to our unaudited condensed consolidated financial statements (Part I, Item 1 of this Form 10-Q) for a summary of our ongoing litigation and other legal claims.

Amortization of Intangible Assets

Amortization expense decreased $1.5 million, or 14%, to $9.4 million during the three months ended September 30, 2018, compared to $11.0 million for the three months ended September 30, 2017. The decrease was due to a portion of our acquired intangible assets from prior acquisitions becoming fully amortized during the period.

Goodwill Impairment

We did not identify any goodwill impairment during the three months ended September 30, 2018 and 2017.

Other Income (Expense), net

Other expense for the three months ended September 30, 2018 and 2017 was as follows (in thousands, except for percentages):

	Three Months Ended September 30,
	2018	2017	Change
Interest expense, net	$(20,048)	$(18,164)	10%
Income from equity method investments	2,022	1,770	14%
Change in fair value of derivatives	(196)	196	(200)%
Other (expense) income, net	(588)	(123)	378%
Total	$(18,810)	$(16,321)	15%

Other expense increased $2.5 million, or 15%, to $18.8 million for the three months ended September 30, 2018, compared to other expense of $16.3 million for the three months ended September 30, 2017. The increase was driven primarily by the increase in interest expense of $1.9 million, or 10%, during the three months ended September 30, 2018 as a result of the new indebtedness under the Second Lien Notes, which was partially offset by lower borrowings on our $85 million senior secured revolving credit facility (the “2017 Revolving Loans”). Additionally, the revaluation of our derivative instruments as of September 30, 2018 resulted in expense for the three months ended September 30, 2018 of $0.2 million, compared to income of $0.2 million for the three months ended September 30, 2017. This was partially offset by an increase of $0.3 million in income from our equity method investments. Additionally, Other (expense) income, net, resulted in an increase in expense of $0.5 million for the three months ended September 30, 2018 compared to expense of $0.1 million for the three months ended September 30, 2017. The increase was primarily due to fluctuations in foreign currency.

Income Tax Expense

We recorded an income tax expense of $2.9 million and $4.2 million for the three months ended September 30, 2018 and 2017, respectively. The tax provision for the three months ended September 30, 2018 was primarily attributable to the effects of foreign tax rate differences, foreign withholding taxes, changes in unrecognized tax benefits, changes in valuation allowance and effects of permanent differences. The tax provision during the three months ended September 30, 2017 was primarily attributable to changes in foreign income taxes resulting from fluctuations in the foreign subsidiaries’ contribution to pretax income, withholding taxes and effects of permanent differences.

Nine Months Ended September 30, 2018 and 2017

Operating Segments

Segment revenue, expenses and gross margin for the nine months ended September 30, 2018 and 2017 derived from our Media & Content and Connectivity operating segments were as follows (in thousands):

	Nine Months Ended September 30,
	2018	2017
Revenue:
Media & Content
Licensing and services	$239,020	$222,294
Connectivity
Services	221,540	211,106
Equipment	25,927	26,471
Total	247,467	237,577
Total revenue	$486,487	$459,871
Cost of sales:
Media & Content
Licensing and services	$169,615	$163,876
Connectivity
Services	187,908	153,748
Equipment	15,859	23,956
Total	203,767	177,704
Total cost of sales	$373,382	$341,580
Gross margin:
Media & Content	$69,405	$58,418
Connectivity	43,700	59,873
Total gross margin	113,105	118,291
Other operating expenses	185,652	278,303
Loss from operations	$(72,547)	$(160,012)

Revenue

Media & Content

Media & Content operating segment revenue for the nine months ended September 30, 2018 and 2017 was as follows (in thousands, except percentages):

	Nine Months Ended September 30,
	2018	2017	Change
Licensing and services	$239,020	$222,294	8%

Media & Content Licensing and Services Revenue

Media & Content licensing and services revenue increased $16.7 million, or 8%, to $239.0 million for the nine months ended September 30, 2018, compared to $222.3 million for the nine months ended September 30, 2017. The $16.7 million increase was driven by a ramp up in content programming for previously announced new customer contracts as well as expanded content programming with several of our existing airline partners.

Connectivity
Connectivity operating segment revenue for the nine months ended September 30, 2018 and 2017 was as follows (in thousands, except for percentages):

	Nine Months Ended September 30,
	2018	2017	Change
Services	$221,540	$211,106	5%
Equipment	25,927	26,471	(2)%
Total	$247,467	$237,577	4%

Connectivity Services Revenue

Connectivity services revenue increased $10.4 million, or 5%, to $221.5 million for the nine months ended September 30, 2018, compared to $211.1 million for the nine months ended September 30, 2017. The increase in services revenue was predominantly driven by new aircraft, marine-vessel and land-site installations.

Connectivity Equipment Revenue

Connectivity equipment revenue decreased $0.5 million, or 2%, to $25.9 million for the nine months ended September 30, 2018, compared to $26.5 million for the nine months ended September 30, 2017. The decrease was predominantly due to timing of equipment shipments and installations.

Cost of Sales

Media & Content

Media & Content operating segment cost of sales for the nine months ended September 30, 2018 and 2017 was as follows (in thousands, except for percentages):

	Nine Months Ended September 30,
	2018	2017	Change
Licensing and services	$169,615	$163,876	4%

Media & Content cost of sales increased $5.7 million, or 4%, to $169.6 million for the nine months ended September 30, 2018, compared to $163.9 million for the nine months ended September 30, 2017 as a result of the increased licensing and services revenue from new and existing customers. As a percentage of Media & Content revenue, cost of sales decreased to 71% during the nine months ended September 30, 2018, compared to 74% for the nine months ended September 30, 2017. The improvement in cost as a percentage of revenue was due to improved licensing procurement processes.

Connectivity

Connectivity operating segment cost of sales for the nine months ended September 30, 2018 and 2017 was as follows (in thousands, except for percentages):

	Nine Months Ended September 30,
	2018	2017	Change
Services	$187,908	$153,748	22%
Equipment	15,859	23,956	(34)%
Total	$203,767	$177,704	15%

Connectivity services cost of sales increased $34.2 million, or 22%, to $187.9 million for the nine months ended September 30, 2018, compared to $153.7 million for the nine months ended September 30, 2017. As a percentage of Connectivity service revenue, Connectivity service cost of sales increased to 85% during the nine months ended September 30, 2018, compared to 73% for the nine months ended September 30, 2017. This increase was predominantly driven by increased bandwidth and backhaul costs to support increased bandwidth requirements of existing customers and to fulfill new customer installations. Additionally, depreciation increased principally as a result of our purchase of the Eagle-1 Tranche 2 Transponders in the first quarter of 2018.

Connectivity equipment cost of sales decreased $8.1 million, or 34%, to $15.9 million for the nine months ended September 30, 2018, compared to $24.0 million for the nine months ended September 30, 2017. As a percentage of Connectivity equipment revenue, Connectivity equipment cost of sales decreased to 61% during the nine months ended September 30, 2018, compared to 90% for the nine months ended September 30, 2017. The decrease in equipment cost of sales as a percentage of revenue was predominantly as a result of improved product mix.

Other Operating Expenses

Other operating expenses for the nine months ended September 30, 2018 and 2017 were as follows (in thousands, except for percentages):

	Nine Months Ended September 30,
	2018	2017	Change
Sales and marketing	$29,499	$30,376	(3)%
Product development	25,536	26,921	(5)%
General and administrative	100,384	109,372	(8)%
Provision for (reversal of) legal settlements	(134)	785	(117)%
Amortization of intangible assets	30,367	32,849	(8)%
Goodwill impairment	—	78,000	(100)%
Total	$185,652	$278,303	(33)%

Sales and Marketing

Sales and marketing expenses decreased $0.9 million, or 3%, to $29.5 million for the nine months ended September 30, 2018, compared to $30.4 million for the nine months ended September 30, 2017. The decrease reflects synergies resulting from the integration of our sales and marketing functions.

Product Development

Product development expense decreased $1.4 million, or 5%, to $25.5 million for the nine months ended September 30, 2018, compared to $26.9 million for the nine months ended September 30, 2017. This decrease resulted primarily from the completion of certain product development projects during the period.

General and Administrative

General and administrative costs decreased $9.0 million, or 8%, to $100.4 million during the nine months ended September 30, 2018, compared to $109.4 million for the nine months ended September 30, 2017. The decrease was primarily driven by a decrease in professional and outside services costs, including reductions in advisory services, audit fees, legal fees and outside contractors.

Provision for (Reversal of) Legal Settlements

The provision for legal settlements resulted in a net immaterial release of $0.1 million during the nine months ended September 30, 2018, compared to an expense of $0.8 million for the nine months ended September 30, 2017. See Note. 9 Commitments and Contingencies to our unaudited condensed consolidated financial statements (Part I, Item 1 of this Form 10-Q) for a summary of our ongoing litigation and other legal claims.

Amortization of Intangible Assets

Amortization expense decreased $2.5 million, or 8%, to $30.4 million during the nine months ended September 30, 2018, compared to $32.8 million for the nine months ended September 30, 2017. The decrease was due to a portion of our acquired intangible assets from prior acquisitions becoming fully amortized during the period.

Goodwill Impairment

No goodwill impairment was identified during the nine months ended September 30, 2018.

During the first quarter of 2017, we assessed our goodwill for impairment due to several reasons including a significant decline in our market capitalization and lower than expected financial results in its Maritime & Land Connectivity reporting unit during the three months ended March 31, 2017. We determined that there was a higher degree of uncertainty in achieving our financial projections for this unit and as such, increased its discount rate, which reduced the fair value of the unit. We also adopted ASU 2017-04, Intangibles-Goodwill and Others (Topic 350): Simplifying the Test for Goodwill Impairment, effective January 1, 2017, which eliminated Step 2 from the goodwill impairment test, requiring a company to perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and to recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. Applying this methodology, we recorded an impairment charge of $78.0 million in this reporting unit as of March 31, 2017. Subsequent to this, no further impairment was recorded during the nine months ended September 30, 2017.

Other Income (Expense), net

Other income (expense) for the nine months ended September 30, 2018 and 2017 was as follows (in thousands, except for percentages):

	Nine Months Ended September 30,
	2018	2017	Change
Interest expense, net	$(55,399)	$(43,935)	26%
Loss on extinguishment of debt	—	(14,389)	(100)%
Income from equity method investments	3,611	3,911	(8)%
Change in fair value of derivatives	(287)	2,672	(111)%
Other income (expense), net	(936)	38	(2,563)%
Total	$(53,011)	$(51,703)	3%

Other expense increased $1.3 million, or 3%, to $53.0 million for the nine months ended September 30, 2018 compared to other expense of $51.7 million for the nine months ended September 30, 2017. The increase was primarily due to additional interest expense of $11.5 million, as a result of our increased long-term debt balance, which was offset by the loss on extinguishment of debt of $14.4 million which we incurred during the three months ended March 31, 2017 arising as a result of the refinancing of the legacy EMC indebtedness into a larger credit facility. Additionally, the change in fair value of our derivative instruments resulted in expense of $0.3 million during the nine months ended September 30, 2018, compared to income of $2.7 million during the nine months ended September 30, 2017, a decrease of $3.0 million. The change was predominantly due to a decline in fair value of our shares contingently issuable to UMG in the nine months ended September 30, 2017. Other income (expense), net, resulted in an expense of $0.9 million for the nine months ended September 30, 2018, compared to an immaterial amount of income for the nine months ended September 30, 2017. The decrease in other income (expense), net, was primarily due to fluctuations in foreign currency.

Income Tax Expense

The income tax expense was $1.9 million for the nine months ended September 30, 2018, compared to a tax provision of $11.0 million for the nine months ended September 30, 2017. The tax provision during the nine months ended September 30, 2018 was primarily attributable to the realizable benefit against our deferred tax liabilities that can be reduced by the U.S. federal indefinite life net operating loss and interest expense carryover that are no longer subject to expiration pursuant to the Tax Cuts and Jobs Act of 2017, the effects of foreign tax rate differences, foreign withholding taxes, changes in valuation allowance, and effects of permanent differences. The tax provision during the nine months ended September 30, 2017 was primarily attributable to foreign income taxes resulting from fluctuations in the foreign subsidiaries’ contribution to pretax income, withholding taxes and effects of permanent differences.

Financial Condition, Liquidity and Capital Resources

Selected financial data for the periods presented below were as follows (in thousands):

	September 30, 2018	December 31, 2017
Cash and cash equivalents	$31,731	$48,260
Total assets	794,147	860,584
Current portion of long-term debt	20,946	20,106
Long-term debt	666,493	598,958
Total stockholders’ deficit	(119,921)	(25,475)

Current Financial Condition

The following reflects the financial condition of our business and operations as of September 30, 2018 as well as material developments relating thereto through the date of filing of this Form 10-Q.

As of September 30, 2018, our principal sources of liquidity were our cash and cash equivalents of $31.7 million and our 2017 Revolving Loans. Our cash is invested primarily in cash and money market funds in banking institutions in the U.S., Canada and Europe and to a lesser extent in Asia Pacific. Our long term debt balance increased from $619.1 million at December 31, 2017 to $687.4 million at September 30, 2018. This was primarily driven by the Searchlight investment that closed on March 27, 2018, which increased our long-term debt balance by $118.8 million (which amount represents the net cash proceeds less the amounts allocated to the attached equity warrants as discussed further below).

The Searchlight investment provided net proceeds of $143.0 million in exchange for $150.0 million in aggregate principal amount of our new Second Lien Notes. This was combined with warrants issued to Searchlight to acquire an aggregate of 18,065,775 shares of our common stock, at an exercise price of $0.01 per share (the “Penny Warrants”), and warrants to acquire an aggregate of 13,000,000 shares of our common stock, at an exercise price of $1.57 per share (the “Market Warrants”). We used the proceeds of this indebtedness to repay then-existing indebtedness (including the then existing balance on our 2017 Revolving Loans), to fund our working capital and capital expenditure requirements and for general corporate purposes. Please see Note 8. Financing Arrangements to the unaudited condensed consolidated financial statements (Part I, Item 1 of this Form 10-Q) for a discussion of our indebtedness.

As of September 30, 2018, we had $457.0 million aggregate principal amount, net of discounts, in senior secured term loans (the “2017 Term Loans”) outstanding under our senior secured credit agreement (the “2017 Credit Agreement”); $29.0 million drawn under the 2017 Revolving Loans (excluding approximately $5.8 million in letters of credit outstanding thereunder) with remaining availability thereunder of approximately $50.2 million as of September 30, 2018; $158.5 million aggregate principal amount of outstanding Second Lien Notes, which amount includes $8.5 million of payment-in-kind (“PIK”) interest converted to principal during the three months ended September 30, 2018; $82.5 million aggregate principal amount of Convertible Notes outstanding; and other debt outstanding of $3.3 million. We expect to draw on the 2017 Revolving Loans from time to time to fund our working capital needs and for other general corporate purposes. Please see Note 8. Financing Arrangements to our unaudited condensed consolidated financial statements (Part I, Item 1 of this Form 10-Q) for a discussion of our indebtedness.

As of September 30, 2018, we had approximately $0.8 million of restricted cash (which amount is excluded from the $31.7 million of cash and cash equivalents noted in the table above), which was attached to letters of credit between our subsidiaries and certain customers.

Our cash flows from operating activities are significantly affected by our investments in operations, including working capital and corporate infrastructure to support our ability to generate revenue and conduct operations through cost of services, product development, sales and marketing, and general and administrative activities. Cash used in operations was $69.5 million and $71.4 million (as recast for the impacts of ASU 2016-18) for the nine months ended September 30, 2018 and 2017, respectively.

Cash used in investing activities has historically been, and is expected to continue to be, impacted significantly by our investments in our platform, our infrastructure and equipment for our business offerings and resources to remediate material weaknesses.

Cash provided by financing activities has been significantly impacted by our refinancing of legacy EMC indebtedness with the 2017 Credit Agreement during the nine months ended September 30, 2017 and the issuance of the Second Lien Notes during the nine months ended September 30, 2018. Historically, cash used for financing activities included repurchases of our common stock, warrant repurchases, and the repayment of debt. During the nine months ended September 30, 2018, cash provided by financing activities has been used to fund our operating losses as our operating and investing cash flows were negatively impacted by incremental working capital needs and increased capital expenditures as we continue to restructure our operations and ramp up our business for both new customer wins and volume and capacity growth with our existing customers.

As of September 30, 2018, our consolidated unrestricted cash balance was approximately $31.7 million, of which approximately $20.2 million was held by our non-U.S. subsidiaries. If we decide to repatriate our non-U.S. cash holdings, we may incur a tax liability under U.S. tax laws on any amount that we repatriate into the U.S. In the event we elect to repatriate any of these funds, we believe we have sufficient net operating losses for the foreseeable future to offset any U.S. tax owed on repatriated income. As a result, we do not expect any such repatriation would create a tax liability in the U.S. or have a material impact on our effective tax rate.

We expect our available cash balances, 2017 Revolving Loans as well as cash flows from operations (combined with the availability under the 2017 Revolving Loans) to provide sufficient liquidity to fund our current obligations and projected working capital and capital expenditure requirements for at least the next 12 months. To strengthen our current liquidity position and to fund our ongoing operations and/or enable us to invest in new business opportunities, we have implemented cost reduction initiatives and/or may raise additional funds through asset sales, commercial financings, new revolving and term-loan facilities and the issuance of bonds, debentures and equity and equity-linked securities (in public or private offerings). However, market conditions, our future financial performance, and our history of delays in filing our periodic SEC reports, among other factors, may make it difficult or impossible for us to access debt or equity sources of capital, on favorable terms or at all, should we determine in the future to raise additional funds through these methods.

Our assessment that we will have sufficient liquidity to continue as a going concern for at least the next 12 months is based on our issuance on March 27, 2018 of the Second Lien Notes (as discussed in Note 8. Financing Arrangements), which provided net cash proceeds of approximately $143.0 million (of which we subsequently used a portion thereof to pay down approximately $49.0 million (net) of our 2017 Revolving Loans), access to the remaining availability on our 2017 Revolving Loans (which availability as of September 30, 2018 was $50.2 million), and on underlying estimates and assumptions, including that we: (i) timely file our periodic reports with the SEC; (ii) timely service our indebtedness and comply with the covenants (including the financial reporting covenants) in the agreements governing our indebtedness; and (iii) remain listed on Nasdaq, including by maintaining a minimum $1.00 per-share stock price requirement pursuant to Nasdaq’s listing rules.

If we are unable to service our indebtedness or satisfy the covenants (including the financial reporting covenants) in the agreements governing our indebtedness (or obtain additional waivers (if needed)), our lenders and noteholders have the option to immediately accelerate all outstanding indebtedness, which we may not have the ability to repay. We intend to satisfy our current debt service obligations with our existing cash and cash equivalents and through accessing our 2017 Revolving Loans. However, in the event we may not have sufficient funds or may be unable to arrange for additional financing on acceptable terms, or at all, to pay the future amounts due under our existing debt instruments in the event of an acceleration event or repurchase event (such as would be triggered in the event that we are delisted from Nasdaq in the future).

Cash and Cash Equivalents

Our cash and cash equivalents are maintained at several financial institutions. Deposits held may exceed the amount of insurance provided on such deposits. Generally, our deposits may be redeemed upon demand and are maintained with a financial institution of reputable credit and, therefore, bear minimal credit risk. As of September 30, 2018 and December 31, 2017, approximately $20.2 million and $19.7 million of our cash and cash equivalents, respectively, were held by our foreign subsidiaries. If we decide to repatriate our non-U.S. cash holdings, we may incur a tax liability under U.S. tax laws on any amount that we repatriate into the U.S. In the event we elect to repatriate any of these funds, we believe we have sufficient net operating losses for the foreseeable future to offset any U.S. tax owed on repatriated income. As a result, we do not expect any such repatriation would create a tax liability in the U.S. or have a material impact on our effective tax rate.

Sources and Uses of Cash—Nine Months Ended September 30, 2018 and 2017

A summary of our cash flow activities for the nine months ended September 30, 2018 and 2017 is as follows (in thousands):

	Nine Months Ended September 30,
	2018	2017
Net cash used in operating activities	$(69,465)	$(71,412)
Net cash used in investing activities	(33,523)	(61,417)
Net cash provided by financing activities	83,829	122,936
Effects of exchange rate changes on cash and cash equivalents	(177)	273
Net decrease in cash and cash equivalents	(19,336)	(9,620)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF PERIOD[1]	51,868	68,678
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD[1]	$32,532	$59,058

1 September 30, 2017 figures have been recast to include the impact of the adoption of ASU 2016-18. See Note 2. Basis of Presentation and Summary of Significant Accounting Policies to our unaudited condensed consolidated financial statements (Part I, Item 1 of this Form 10-Q) for a discussion.

Figures denoted below with “*” have been recast to include the impact of the adoption of ASU 2016-18:

Cash Flows Used in Operating Activities

Nine Months Ended September 30, 2018

Net cash used in our operating activities of $69.5 million primarily reflects our net loss of $127.4 million during the period, which included net non-cash charges of $95.7 million primarily related to depreciation and amortization expenses of $74.5 million and other items netting to a charge of $21.2 million.

The remainder of our cash used in operating activities was as a result of net cash outflows of $37.7 million resulting from changes in working capital balances, predominantly driven by cash outflows due to a reduction in accounts payable balances as well as an increase in inventory due to additional equipment purchased for new customers. This was partially offset by cash inflows as a result of a decrease in accounts receivables due to improved collections.

Nine Months Ended September 30, 2017

Net cash used in our operating activities of $71.4 million* primarily reflects our net loss of $222.7 million during the period, which included net non-cash charges of $176.2 million. These non-cash charges primarily related to a goodwill impairment charge of $78.0 million, a loss on extinguishment of debt of $14.4 million, normal depreciation and amortization expenses of $65.7 million and other items netting to a charge of $18.1 million.

The remainder of our cash used in operating activities of $24.9 million* resulted from changes in working capital driven by cash outflows from working capital changes predominantly as a result of decreases in accounts payable due to timing of payments, an increase in accounts receivable due to slower than anticipated collections, and a decrease in our content library liabilities.

Cash Flows Used in Investing Activities

Nine Months Ended September 30, 2018

Net cash used in investing activities during the nine months ended September 30, 2018 of $33.5 million was due to purchases of property, plant and equipment, principally relating to the purchase of the Eagle-1 Tranche 2 Transponders and expanding connectivity infrastructure to support our growth.

Nine Months Ended September 30, 2017

Net cash used in investing activities of $61.4 million* was due to purchases of property, plant and equipment, principally relating to the Eagle-1 Tranche 2 Transponders. This was partially offset by the receipt of the final $1.3 million from the sellers of the EMC business, relating to the working capital adjustment escrow in the EMC purchase agreement, and the receipt of $0.6 million relating to reimbursements for litigation expenses associated with a litigation settlement with the former stockholders of Maritime Telecommunications Network (“MTN”) (which was acquired by EMC prior to our acquisition of EMC). This resulted in the release of $15.5 million of cash held in escrow to the former stockholders of MTN, which was previously classified on our condensed consolidated balance sheet as restricted cash. This has been classified as a significant non-cash investing activity in the condensed consolidated statement of cash flows.

Cash Flows Provided by Financing Activities

Nine Months Ended September 30, 2018

Net cash provided by financing activities of $83.8 million was primarily due to net proceeds of $143.0 million received in connection with the issuance of our Second Lien Notes, as discussed in Note 8. Financing Arrangements to our unaudited condensed consolidated financial statements (Part I, Item 1 of this Form 10-Q). In the second quarter of 2018, we used a portion of the proceeds of the issuance of our Second Lien Notes to repay the then full outstanding $78 million principal balance on our 2017 Revolving Loans. Subsequently, during the third quarter of 2018 we borrowed approximately $29.0 million on the 2017 Revolving Loans, resulting in a net pay-down during the nine months ended September 30, 2018 of approximately $49.0 million. Additionally, we made principal payments on our 2017 Term Loans and other debts of approximately $10.2 million.

Nine Months Ended September 30, 2017

Net cash provided by financing activities of $122.9 million was primarily due to net proceeds of $485.0 million received as a result of our January 2017 refinancing of indebtedness that we assumed from EMC in the EMC Acquisition with a larger credit facility. The 2017 Credit Agreement, entered into in January 2017, consisted of a six-year $500 million senior secured term loan facility (fully drawn at the close of the refinancing) and a $85 million senior secured revolving credit facility. The remaining $78.1 million of cash inflows from financing activities predominantly related to a draw-down of the 2017 Revolving Loans during the nine months ended September 30, 2017. These receipts were offset by repayments of the EMC indebtedness of $412.4 million, issuance costs for the 2017 Credit Agreement and other modifications of $19.3 million and debt repayments of $7.1 million. Additionally, we made a contingent earn-out payment of $1.4 million relating to a previous acquisition made in 2015.

Long-Term Debt

As of September 30, 2018 and December 31, 2017, our long-term debt consisted of the following (in thousands):

	September 30, 2018	December 31, 2017
Senior secured term loan facility, due January 2023(+)	$481,250	$490,625
Senior secured revolving credit facility, due January 2022(+)(1)	29,015	78,000
Second lien notes, due June 2023 (2)	158,450	—
2.75% convertible senior notes due 2035(3)	82,500	82,500
Other debt	3,329	9,075
Unamortized bond discounts, fair value adjustments and issue costs, net	(67,105)	(41,136)
Total carrying value of debt	687,439	619,064
Less: current portion, net	(20,946)	(20,106)
Total non-current	$666,493	$598,958

(+)    This facility is a component of the 2017 Credit Agreement.
(1)    In the second quarter of 2018, we used a portion of the proceeds of the issuance of our Second Lien Notes to repay the then full outstanding $78 million principal balance under our 2017 Revolving Loans. Subsequently, during the third quarter of 2018 we borrowed approximately $29.0 million under the facility. We expect to draw on the 2017 Revolving Loans from time to time to fund our working capital needs and for other general corporate purposes.
(2)    The principal amount outstanding under the Second Lien Notes as set forth in the foregoing table was $158.5 million as of September 30, 2018 (and includes approximately $8.5 million of PIK interest converted to principal during the three months ended September 30, 2018), and differs from the carrying amount of the indebtedness (i.e. outstanding principal amount net of debt issuance costs and discount associated with the equity component). The carrying amount was $118.8 million as of September 30, 2018. The value allocated to the attached penny warrants and market warrants for financial reporting purposes was $14.9 million and $9.3 million, respectively. These qualify for classification in stockholders’ equity and are included in the condensed consolidated balance sheets within “Additional paid-in capital.”
(3)    The principal amount outstanding of the Convertible Notes as set forth in the foregoing table was $82.5 million as of September 30, 2018, and differs from the carrying amount of this indebtedness (i.e., outstanding principal amount net of debt issuance costs and discount associated with the equity component). The carrying amount was $70.2 million and $69.7 million as of September 30, 2018 and December 31, 2017, respectively.

The aggregate contractual maturities of all borrowings as of September 30, 2018 were as follows (in thousands):

Years Ending December 31,	Amount
2018 (remaining three months)	$4,889
2019	22,520
2020	25,374
2021	25,043
2022	54,058
Thereafter	622,660
Total	$754,544

The foregoing table excludes earn-out liabilities of $0.1 million relating to our prior acquisitions in 2015, in which we agreed to future contingent earn-out obligations relating to future performance of those businesses. Potential payouts are expected on specified dates through 2020. Also excluded are future purchase commitments with some of our connectivity vendors to secure future inventory for our airline customers and commitments related to ongoing engineering and antenna projects. At September 30, 2018, we also had outstanding letters of credit in the amount of $6.5 million, of which $5.8 million was issued under the letter of credit facility under the 2017 Credit Agreement.

As of September 30, 2018, the principal balance on our 2017 Term Loan under the 2017 Credit Agreement was $481.3 million. On May 10, 2018, we used a portion of the proceeds from the issuance of our Second Lien Notes to repay in full the then outstanding $78 million principal balance under our 2017 Revolving Loans. Subsequently, during the third quarter of 2018, we borrowed approximately $29.0 million under our 2017 Revolving Loans. We expect to draw on the revolving credit facility from time to time to fund our working capital needs and for other general corporate purposes.

Covenant Compliance Under the 2017 Credit Agreement

Under the 2017 Credit Agreement, we are subject to a financial-reporting covenant (“Financial Reporting Covenant”) and a maximum leverage ratio covenant (the “Leverage Ratio”), each of which we describe below, in addition to other customary covenants and restrictions set forth therein.
The Financial Reporting Covenant requires us to furnish to our lenders our audited annual financial statements and unaudited interim financial statements by deadlines specified in the 2017 Credit Agreement.
The Leverage Ratio (which is tested at the end of each fiscal quarter) requires that we maintain a ratio of Consolidated First Lien Net Debt (as defined in the 2017 Credit Agreement) to Consolidated EBITDA (as defined in the 2017 Credit Agreement) for the trailing 12 months that is no greater than 4.5 to 1 through the quarter ending June 30, 2019, after which period the permitted Leverage Ratio steps down through the maturity date of the 2017 Credit Agreement as set forth therein. The “Consolidated EBITDA” definition from the 2017 Credit Agreement is different than the “Adjusted EBITDA” figure that we publicly report to our investors.
As of September 30, 2018, we were in compliance with the Leverage Ratio, and based on our current projections, we expect to remain in compliance with the Leverage Ratio for at least the next 12 months.
You should also refer to the section titled “Risks Related to Our Indebtedness” in Part I, Item 1A. Risk Factors in our 2017 Form 10-K, for an explanation of the consequences of our failure to satisfy these covenants.

Contractual Obligations

For a discussion of movie license and Internet protocol television commitments, minimum lease obligations, satellite capacity, and other contractual commitments as of September 30, 2018 and for periods subsequent thereto, see Note 9. Commitments and Contingencies to the unaudited condensed consolidated financial statements (contained in Part I, Item 1 of this Form 10-Q) for a discussion.

Off -Balance Sheet Arrangements

As of September 30, 2018, we did not have any off-balance sheet arrangements that have, or are reasonably likely to have, a material effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes during the nine months ended September 30, 2018, to the information provided in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of our Annual Report on Form 10-K for the year ended December 31, 2017.

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

As of the end of the period covered by this Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) pursuant to Rule 13a-15 of the Exchange Act. Based upon that evaluation, as a result of the material weaknesses in internal control over financial reporting identified in our 2017 Form 10-K, our Chief Executive Officer (who is our principal executive officer) and Chief Financial Officer (who is our principal financial officer) concluded that as of September 30, 2018, the end of the period covered by this Form 10-Q, our disclosure controls and procedures were not effective.

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

Changes in Internal Control Over Financial Reporting

As disclosed in Part II. Item 9A. “Controls and Procedures” in our 2017 Form 10-K, we identified material weaknesses in our internal control over financial reporting for the period ended December 31, 2017. We are in the process of implementing remediation initiatives related to these material weaknesses, as more fully described below.

Remediation Initiatives

Since the identification of the material weaknesses, management has taken steps to strengthen its processes and control environment, by hiring additional employees and consultants to design and perform related control activities, and enhance communication and training related to Sarbanes Oxley requirements (“SOX”). Moreover, management has taken additional measures to strengthen written accounting policies and procedures for its significant processes and transactions, and continues to enhance our control environment.

During the fiscal quarter ended September 30, 2018, management continued to enhance internal controls over financial reporting in an effort to remediate the material weaknesses, described in in Part II. Item 9A. “Controls and Procedures” in our 2017 Form 10-K, as more fully described below.

Specifically, we:

•
Built out a dedicated SOX function with responsibility for oversight of the implementation of internal controls over and processes relating to financial reporting, which function subsequently transitioned into a formal internal audit function in the fourth quarter of 2018.

•
During the quarter, our SOX Executive Steering Committee commenced monitoring the timely execution of controls, establishment and management of communication protocols to ensure proper application of controls and oversight of the maintenance of controls documentation. Additionally, the SOX Executive Steering Committee continues to monitor progress reports on the SOX program to identify and enforce remediation activities.

•	Enhanced entity-level controls to address deficiencies across the COSO 2013 Framework.

•
Enhanced our risk assessment processes to identify and analyze risks of misstatement to ensure that we design, implement, and operate effective controls that are responsive to identified risks. Our periodic risk assessment is designed to make necessary adjustments to the internal control environment in response to any changes in our business operations and environment, IT systems and personnel.

•	Commenced fraud risk assessment processes to identify and analyze risks of misstatement due to fraud.

•
Designed new process level controls and enhanced existing process level controls over the fair presentation of payroll and related expenses, content library assets, stock-based compensation, and over the evaluation of significant and unusual transactions. Under the direction of the Audit Committee, management will continue to review and make necessary changes to the overall design of our internal control environment, as well as to policies and procedures to improve the overall effectiveness of internal controls during the period ending December 31, 2018.

•
Implemented a SOX and Information Produced by Entity (“IPE”) policy and provided training to control owners on the requirements of this policy. The policy requires control owners to document their review, including considerations made during their review, and steps to validate the completeness and accuracy of data utilized. Due to the training, control owners developed additional (or enhanced existing) controls to address the completeness and accuracy of IPE requirements.

•	Continued efforts to consolidate financial systems across one global enterprise resource planning (“ERP”) platform to enhance our financial reporting and internal control environment.

•	Enhanced our existing controls in connection with the adoption of Topic 606.

Aside from the actions taken as described above, there have been no other changes in our internal control over financial reporting that occurred during the three months ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Management continues to implement the comprehensive remediation program as disclosed in Part II. Item 9A. “Controls and Procedures” in our 2017 Form 10-K to ensure that control deficiencies contributing to the material weakness are remediated and that our controls operate effectively.

PART II — OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

Certain legal proceedings in which we are involved are discussed in Part I, Item 3 of our 2017 Form 10-K and in Note 9. Commitments and Contingencies, to the condensed consolidated financial statements included in this Form 10-Q.

There have been no material updates to the legal proceedings disclosed in Part I, Item 3 of our 2017 Form 10-K, as updated by Note 9. Commitments and Contingencies, to the condensed consolidated financial statements included in this Form 10-Q.

ITEM 1A.    RISK FACTORS

Our risk factors are described in the “Risk Factors” section of our 2017 Form 10-K. There have been no material changes to our risk factors since the filing of the 2017 Form 10-K.

ITEM 5.    OTHER INFORMATION

We will appoint Per Norén (previously our Chief Commercial Officer) as our new President effective November 8, 2018. In this new role, Mr. Norén will manage our Aviation, Maritime, Enterprise as well as Government businesses, and will also have responsibility for our product design, sales, delivery and service processes. In connection with this appointment, we will increase his annual base salary rate to $400,000, and there will not be any other changes to his compensation package as previously disclosed in our Amendment No. 1 to our Definitive Proxy Statement on Schedule 14A that we filed with the SEC on May 4, 2018 (the “2018 Proxy Statement”). We have included additional biographical information about Mr. Norén under the caption “Directors and Executive Officers-Executive Officers” in the 2018 Proxy Statement.

On November 2, 2018, we provided notice to Walé Adepoju (our Chief Strategy Officer) that we intend to sever our employment relationship with him effective November 30, 2018. We expect that Mr. Adepoju will consult for us for at least six months commencing December 1, 2018, and we are currently in negotiations with him regarding the terms of his severance and consulting arrangements.

ITEM 6.    EXHIBITS
EXHIBIT INDEX

Incorporated by Reference
Exhibit No.	Exhibit Index	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith
10.1+
Tenth Amendment to Master Services Agreement, dated as of August 17, 2018, by and among New Cingular Wireless Services, Inc. f/k/a AT&T Wireless Services, Inc., Maritime Telecommunications Network, Inc. and Wireless Maritime Services, LLC.
X
10.2	Restricted Stock Unit Grant Notice for Jeffrey Leddy under the Global Eagle Entertainment Inc. Amended and Restated 2017 Omnibus Long-Term Incentive Plan.					X
10.3	Performance-Based Restricted Stock Unit Grant Notice for Jeffrey Leddy under the Global Eagle Entertainment Inc. Amended and Restated 2017 Omnibus Long-Term Incentive Plan.					X
10.4	Non-Qualified Stock Option Grant Notice (Cash Settled $4 Performance Goal) for Jeffrey Leddy under the Global Eagle Entertainment Inc. Amended and Restated 2017 Omnibus Long-Term Incentive Plan.					X
10.5	Non-Qualified Stock Option Grant Notice (Cash Settled $8 Performance Goal) for Jeffrey Leddy under the Global Eagle Entertainment Inc. Amended and Restated 2017 Omnibus Long-Term Incentive Plan.					X
10.6	Form of Global Eagle Entertainment Inc. 2017 Omnibus Long-Term Incentive Plan Non-Qualified Stock Option Grant Notice and Award Agreement (Cash Settled $4 Performance Goal).					X
10.7	Form of Global Eagle Entertainment Inc. 2017 Omnibus Long-Term Incentive Plan Non-Qualified Stock Option Grant Notice and Award Agreement (Cash Settled $8 Performance Goal).					X
10.8	Form of Global Eagle Entertainment Inc. Amended and Restated 2017 Omnibus Long-Term Incentive Plan Performance-Based Restricted Stock Unit Grant Notice ($4 Performance Goal).					X
10.9	UK Employment Letter Agreement, dated as of July 20, 2018, by and between Global Eagle Entertainment Limited and Walé Adepoju.	8-K	001-35176	10.1	7/26/2018
31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).					X
31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).					X
32.1	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.					X
32.20	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.					X
101.INS	XBRL Instance Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
+	Confidential treatment has been granted for certain portions omitted from this Exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 8, 2018.

GLOBAL EAGLE ENTERTAINMENT INC.
By:	/s/ PAUL RAINEY
Paul Rainey
Chief Financial Officer
(Principal Financial Officer)