Form 10-K
period 2018-12-31
Global Eagle Entertainment Inc.
filed 2019-03-18
CIK 1512077

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☒
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the common stock held by non-affiliates of the registrant, computed as of June 30, 2018 (the last business day of the registrant’s most recently completed second fiscal quarter), was approximately $231,296,658.
As of March 14, 2019, there were 91,784,388 shares of the registrant’s common stock issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement relating to the registrant’s 2019 Annual Meeting of Stockholders to be filed hereafter are incorporated by reference into Part III of this Annual Report on Form 10-K.

GLOBAL EAGLE ENTERTAINMENT INC.

INDEX TO FORM 10-K

YEAR ENDED DECEMBER 31, 2018

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

ITEM 1.    BUSINESS

Overview

We are a leading provider of media and satellite-based connectivity to fast-growing, global enterprise, consumer and government markets across air, land and sea. Supported by proprietary and best-in-class technologies, we entertain, inform and connect travelers and crew with our integrated suite of rich media content and seamless connectivity solutions capable of covering the globe. We are focused on delivering exceptional service and rapid support to a diverse base of customers around the world. As of December 31, 2018, our business comprises two operating segments: Connectivity and Media & Content. See Note 15. Segment Information for a further discussion of our reportable segments.
Connectivity. Our Connectivity segment provides satellite-based connectivity services to enterprise and government customers in the aviation, maritime and land vertical markets. We provide:

•
Wi-Fi connectivity (utilizing specialized network equipment and technology) that enables access to the Internet, live television, messaging services, e-commerce, games, on-demand content and travel-related information; and

•
Connectivity-enabled solutions for advertising, operational performance management and analytics that enable our customers to increase profitability through generation of new revenue streams and more efficient operations.

Our Connectivity segment generates revenue primarily through the sale of Internet access, data, video, client-server applications, television services, advertising, operations solutions, sponsorships and other related services and network backhaul services, as well as equipment to support these services.

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

Operating Segments

Connectivity

Our Connectivity segment provides our customers with satellite-based Internet access and streaming and broadcast live television, on-demand content, texting services, games, e-commerce, travel-related information and backhaul solutions. We provide our customers and their passengers, crew and personnel with operational solutions and Wi-Fi connectivity primarily via C-band, Ka-band, Ku-band and Ku-band High Throughput Satellites (“Ku HTS”) satellite transmissions. We obtain satellite coverage through various global satellite services providers, including Hughes Network Systems, LLC (“Hughes”), New Skies Satellites B.V. (“SES”), an affiliate of SES S.A., and Intelsat Corporation (“Intelsat”). Global Eagle operates a vertically integrated teleport and ground network infrastructure that integrates leased satellite capacity from multiple satellite operators. We utilize proprietary performance-enhancing technologies to increase the efficiency of our network with patented technology that increases end-user quality of experience.

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

Global Eagle pioneered the application of satellite-based connectivity in large airline fleets. Our aircraft Wi-Fi connectivity system was first deployed by a commercial airline in 2009, and our in-flight broadband services became fully operational in 2010. Following the completion of our licensed and operational in-flight broadband system in 2010, we commenced installation of our connectivity system equipment on Southwest Airlines Co. (“Southwest Airlines”) aircraft and began to generate revenue. As of December 31, 2018, Global Eagle provided Internet connectivity and Wi-Fi-enabled entertainment services on 1,022 aircraft.

To expand into the maritime and land connectivity markets, Global Eagle acquired Emerging Markets Communication (“EMC”) in July 2016 (the “EMC Acquisition”). EMC was a communications services provider that delivered communications, Internet, live television, on-demand video, voice, and network backhaul services to land-based sites and marine vessels globally, and whose offerings have now been integrated into Global Eagle. Following the EMC Acquisition, EMC comprised our third operating segment, called Maritime & Land Connectivity, which we combined with our former Aviation Connectivity segment in the second quarter of 2017, to form our current reporting structure. For purposes of our goodwill impairment testing, however, we continue to have three separate reporting units: Aviation Connectivity, Maritime & Land Connectivity and Media & Content. During the fourth quarter of 2016, we recorded a $64.0 million charge related to the impairment of goodwill in the Maritime & Land Connectivity reporting unit. This was as a result of reduced financial projections for the Maritime & Land Connectivity reporting unit, due to, among other things: lower than expected actual financial results from this reporting unit due to margin compression resulting from competition in our cellular backhaul business in Africa, which resulted in diminished financial performance relative to our original expectations; delayed new deal executions and slower than anticipated installations and upgrades, which also resulted in diminished financial performance relative to our original expectations; and operational challenges in integrating a legacy EMC acquiree into this reporting unit, which resulted in delayed acquisition synergies. Given the foregoing, we determined there was greater uncertainty in achieving our prior financial projections and so we applied a higher discount rate for purposes of our goodwill impairment analysis. The higher discount rate reduced the fair value of the Maritime & Land Connectivity reporting unit.

For the quarter ended March 31, 2017, we identified a triggering event (i.e., an event that requires us to perform an impairment analysis) due to a significant decline in our market capitalization. Accordingly, we assessed the fair value of our three reporting units as of March 31, 2017 and, as a result, we recorded a goodwill impairment charge of $78.0 million related to our Maritime & Land Connectivity reporting unit. This impairment was primarily due to lower than expected financial results of this reporting unit during the three months ended March 31, 2017 due to delays in new maritime installations, slower than originally estimated execution of EMC Acquisition-related synergies and other events (e.g., significant management turnover) that occurred in the first quarter of 2017. Given these indicators, we determined, at that time, that there was a higher degree of uncertainty in achieving our financial projections for this reporting unit and as such, increased its discount rate, which reduced the fair value of the unit.
For the quarter ended December 31, 2017, we again identified a triggering event due to a further decline in our market capitalization, which we believe was driven by investor uncertainty around our liquidity position and the previous delinquency of our SEC filings. Consequently, we performed another assessment of the fair value of our three reporting units for the quarter ended December 31, 2017. In performing that reassessment, we adjusted the assumptions used in the impairment analysis and increased the discount rate used in the impairment model, which negatively impacted the fair value of the Maritime & Land Connectivity and Aviation Connectivity reporting units. Following this analysis, we determined that the fair value of the Media & Content reporting unit exceeded its carrying value, while the fair value of the Maritime & Land Connectivity and Aviation Connectivity reporting units were below their carrying values. As such, we recorded impairment charges of $45.0 million and $44.0 million in our Maritime & Land Connectivity and Aviation Connectivity reporting units, respectively, during the fourth quarter of 2017. The key assumptions underlying our valuation model used for accounting purposes, as described above, were updated to reflect the delays in realizing anticipated EMC-Acquisition related synergies that impact both the Maritime & Land Connectivity and Aviation Connectivity reporting units. Additionally, network expansion to meet current and anticipated new customer demand caused a step-up in bandwidth costs in our Maritime & Land and Aviation Connectivity reporting units. Our total goodwill impairment recorded for the full year ended December 31, 2017 was $167.0 million. No impairment was identified or recorded during the year ended December 31, 2018.

During the fourth quarter of 2017, in accordance with ASC 323, Investments—Equity Method and Joint Ventures, we completed an assessment of the recoverability of our equity method investments. We determined that the fair value of our investment in Santander Teleport S.L. (“Santander”) exceeded the carrying value; however, the carrying value of our interest in the Wireless Maritime Services, LLC (“WMS”) joint venture exceeded the estimated fair value of our interest, which management concluded was other than temporary, and accordingly we recorded an impairment charge of $16.7 million relating to our WMS equity investment, which is in addition to the Connectivity impairment that we discussed in the foregoing paragraph. This WMS impairment was primarily the result of lower than expected financial results for the year ended December 31, 2018, due to the loss of a roaming partner. This resulted in a decline in revenue and margin which we are not expected to recover in the foreseeable future, causing us to reduce our financial projections for the WMS business for 2018 and beyond.

During the fourth quarter of 2018, in accordance with ASC 323, we completed an assessment of the recoverability of our equity method investments. We determined that the fair value of our investment in Santander exceeded the carrying value; however, the carrying value of our investment in our WMS joint venture exceeded the estimated fair value of our investment, which management concluded was other than temporary, and accordingly we recorded an impairment charge of $51 million relating to our WMS equity investment. This WMS impairment was primarily the result of slower than expected adoption of growth initiatives, reducing our financial projections for the WMS business for 2019 and beyond.
See Note 2. Basis of Presentation and Summary of Significant Accounting Policies to our consolidated financial statements included herein for a discussion of our goodwill impairment.

Aviation Products and Services

Global Eagle offers satellite-based IFC solutions with embedded entertainment services that provide cost-effective, high-performance passenger services to global airlines. Our platform provides airlines with a single resource for global connectivity and the latest content and digital media solutions to entertain and engage passengers. At the same time, our platform provides airlines with the opportunity to differentiate and monetize their IFC offerings.

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

•
Regulatory Support – We obtain Supplemental Type Certificates (“STCs”), which are certificates issued when an applicant has received Federal Aviation Administration (“FAA”), European Aviation Safety Agency (“EASA”) or similar international regulatory approval to modify an aircraft from its original type certificate approval. An STC on a particular aircraft type enables our equipment to be installed on that aircraft type. We have STCs (or rights to STCs maintained by third parties) for installation on the Boeing 737, 757, 767, 777 and Airbus A320 aircraft families. As an alternative to STC-based installation, we also offer our equipment for factory installation (Boeing Line-fit) on the Boeing 737-700, 737-800, 737-900 and 737 MAX aircraft family.

•
Post-Installation Support – Once our equipment is installed and operational, we provide technical and network support and management services, including 24/7 operational assistance and monitoring of each aircraft’s connectivity performance and bandwidth of our satellite-based services.

During the fourth quarter of 2018, we commenced installations of our next-generation IFC technology platform, which entered commercial service with Air France in January 2019. The platform provides our customers with the following additional services:

•
Airconnect Global® Antenna – In partnership with Quantenelektronische Systeme GmbH (“QEST”), we developed a satellite antenna that enables global usage of our services, including equatorial regions of the world (the “Global Antenna”). The Global Antenna’s innovative design features a first-of-its-kind three-axis precision pointing mechanism capable of delivering superior satellite connectivity and continuous coverage, including during flights near or below the equator, at high latitudes or during banking maneuvers. It is optimized to deliver airlines a breakthrough mix of reliability, high connection speeds and global coverage. The Global Antenna utilizes a revolutionary steerable pointing system to optimize coverage anywhere a commercial aircraft flies. The Global Antenna is compatible with our current installation architecture and STCs, and is also intended to meet the requirements for future line-fit installations. During 2018, we tested the Global Antenna for compatibility with operation utilizing multi-orbit satellites constellations, including low-earth orbit satellites. In January 2019, the Global Antenna entered revenue service with Air France.

•
In late 2015, we entered into an agreement with Hughes, the world’s leading provider of broadband satellite solutions and services, to utilize Hughes’s JUPITER™ System HT Aero Modem to power our next-generation, high-performance broadband aviation service. Hughes’s HT Aero Modem, including the core router module and JUPITER mobility technology, features the JUPITER System second-generation SoC (System on a Chip) that supports over 200 Mbps of throughput per single card (with two cards per aircraft, providing capability for over 400 Mbps per plane), readily accommodating the highest demands for aviation broadband. Compared to Hughes’s prior-generation mobility terminal, the new HT modem delivers more than 10 times the throughput performance to an individual aircraft. The HT technology also provides faster spot beam and satellite switchover times. The modem is compatible with our antenna system, enabling an easy and cost-effective upgrade to improve speeds for our current connected fleet. In January 2019, we began revenue services using the HT Aero Modem.

Airconnect IFE Pro (formerly Airtime IFE)

Our Airconnect IFT Pro system enables airline passengers to access a custom suite of in-flight entertinament (“IFE”) solutions wirelessly on their personal devices. Through an in-cabin Wi-Fi solution, the Airconnect IFT Pro system is a cost-effective, easy-to-install system that can replicate portions of the Airconnect IFC passenger experience without the satellite antenna, modem or related satellite connectivity service. The Airconnect IFT Pro platform delivers content directly to all personal devices, including passenger laptops, tablets and smartphones utilizing Digital Rights Management technology to offer secured viewing of the latest Hollywood and international content.

The Airconnect IFT Pro solution also enables airlines to brand their IFE services through a customizable portal (user interface) that becomes the central platform for delivering entertainment in-flight. Airconnect IFT Pro offers a comprehensive lineup of world-class content for which airlines can determine access and pricing. The hardware required to power Airconnect IFT Pro consists of a server management unit, wireless routers and GSM antenna installed on an aircraft. Furthermore, our combined content, distribution and technology platforms provide airlines and millions of passengers worldwide with the industry’s most complete offering of IFE content and can deliver the most popular content according to geographical and passenger demographics. News content and sports programming can be refreshed daily and delivered to a passenger via Airconnect IFT Pro’s near-live content capability.

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

Digital Media

We provide a number of value-added digital media services on our connected platforms. Through our Airtime software platform, we deliver a web-based portal for connected vessels that includes (i) VOD, (ii) digital advertising and sponsored content, (iii) interactive in-flight maps, destination and travel-related services and (iv) other relevant on-board applications such as Airgames, Airread, Airshop, Airmeal, Aircities and Airhealth. Portal services are generally subject to fee for service or revenue sharing arrangements with our customers.

Airtime offers our customers a fully customizable turn-key wireless entertainment experience, including multiple entertainment and connectivity options delivered directly to passengers’ devices. The web portal is white-labeled, enabling our customers to customize the home page with their own logo, language and branding.

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

•
Access – We provide worldwide access to live television, video (on-demand and subscription), backhaul services, Internet, voice, data, high-definition video conferencing and universal portals, including through use of our patented and proprietary SpeedNet Content Distribution Network (“CDN”) architecture and application-based traffic prioritization.

•
Support – We have field support centers in several locations worldwide, several of which offer a spare parts inventory, a network operations center open 24/7, certified technicians, system integration and project management. These field centers provide third-party antenna and ship-based system integration, global installation support, and repair services.

Since the EMC Acquisition, Global Eagle has continued to integrate our aviation, maritime and land connectivity operations to harmonize our programs and services across the mobility and off-the-grid market. In 2017, we transitioned a substantial portion of our aviation network operations into the teleport and ground network infrastructure acquired from EMC, which featured a global, fully-meshed MPLS interconnected teleport system, patented and proprietary performance-enhancing technologies, a 120,000 square foot data center in Germany to serve Europe, the Middle East and Africa, traffic-routing and traffic prioritization, and gateways with global Internet points of presence. We have also increased our maritime and land television, video and digital media services by cross-selling our IFE solutions to maritime and land markets in addition to aviation markets. In 2018, we completed the planned transition of our aviation network operations into the teleport and ground network infrastructure acquired from EMC. In addition, we expanded service performance in those regions and began planning new customer launches in Europe. We also commenced proprietary technology development for network management capabilities to be utilized across our aviation, maritime and land segments and substantially transitioned operation of our aviation television platform into the facilities acquired from EMC.

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

Live Television & Sporting Event Licensing and Distribution

Our Media & Content segment licenses live television content for distribution to aviation, maritime and land customers over the Global Eagle and third-party satellite infrastructure. We provide reliable and secure delivery of television content to more than 700 aircraft and more than 160 cruise ships comprised of greater than 150,000 passenger cabins. Our Live TV portfolio currently provides our customers with access to many well-known television networks including CNN, ESPN, the Disney Channel, CCTV, Colors, Cinco Mas, Discovery Channel, Fox News, RTL, USA Network, ITV Choice, BBC, NBC and Bloomberg amongst others. We license more than 30 global channels and curates its own customized channels specifically for distribution to the worldwide maritime market. In addition, we hold exclusive licenses for Live Sporting Events from around the world including the AFC Champions League, International Cricket Council, and the Emirates Australian Open, for distribution to aviation and maritime customers.

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

Software and Gaming

We believe we have a strong position in the international in-flight gaming content market. Our creative teams produce casual games customized to suit the in-flight environment. We also acquire multi-year licenses from reputable game publishers to adapt third-party-branded games and concepts for in-flight use from partners such as The Walt Disney Company, Electronic Arts Inc., PopCap Games, Rovio Entertainment, The Tetris Company, Bandai Namco Entertainment, Dorling Kindersley and Berlitz Corporation. Our Media & Content services include adapting the software and games we deliver to the language and cultural specificities of each customer’s passenger demographics. In addition, our Media & Content business develops software applications for the next generation of IFE systems, including interactive electronic menus and magazines.

Advertising Sales

We work with advertising agencies and directly with brands to source advertising for use in the airline media market. The advertising is placed on inflight TV, inflight Wi-Fi portals, live TV streams as well as premium lounges at airports.

For additional information regarding our segments, during the year ended December 31, 2018, including information about our financial results by geography, see Note 15. Segment Information to our consolidated financial statements included herein.

Customers

We provide our Connectivity services worldwide to the aviation, maritime and land markets, with customers located in North America, the Caribbean, South America, Europe, the Middle East, Africa, and Asia. For fiscal years 2018, 2017 and 2016, our largest Connectivity customer was Southwest Airlines, which represented approximately 18%, 19% and 22% of our total consolidated revenue, respectively. The declining proportion of Southwest Airlines as a percentage of consolidated revenue is as a result of the broadening of our revenue and customer base.

We provide content-curating, management and processing services to the airline, maritime, and non-theatrical industries globally. Our customers also include major Hollywood and international studios.

Other than Southwest Airlines, no other single customer in our Connectivity or Media & Content segment constituted more than 10% of our total consolidated revenue in 2018.

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

We have dedicated engineering resources for our connectivity services, enabling us to deploy end-to-end solutions for our customers. For example, our engineering resources assist our airline customers with obtaining necessary regulatory approvals, such as STCs, which permit our equipment to be installed and operated on the applicable aircraft type covered by the STC (regardless of airline operator). As we continue to obtain STCs on a wider variety of plane types, we will be able to leverage these STCs for more rapid deployment on new airline customers in the future on a more cost-effective and efficient basis.

Our Network Operations Centers (“NOCs”) are based in the United States (Illinois and Florida), South America (Sao Paolo, Brazil), Europe (Santander, Spain) and the Middle East (Sharjah, UAE). The NOCs manage our 24/7 satellite and network operations and monitor each plane and vessel whether in operation on the ground or docked. We recently expanded our NOCs facilities to manage our growing fleet of connected aircraft and vessels and to continue driving new innovations for our IFC system and offerings.

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

We are a market leader in providing content and services to the airline, maritime and other “away from home” non-theatrical markets around the world. Our cultural expertise allows us to provide customized solutions to accommodate cultural and linguistic requirements in all key markets, across industries. We provide our content services to many airlines in markets such as the Middle East, Asia and Europe, where demand for content tends to be stronger and airlines are more widely equipped with on-board IFE solutions than in the United States. We also provide solutions for advanced, interactive IFE hardware systems. The new IFE hardware systems provide the technological basis for turning the systems previously used only for the purpose of entertaining passengers into interactive passenger platforms that offer a variety of possibilities. In the IFE industry, this strategic development entails changing IFE into a complete “passenger experience.” We intend to continue to leverage our market position and technological know-how to participate in and take advantage of this cutting-edge development in IFE for the benefit of our customers and their passengers.

With our ability to offer a wide variety of content, games and related services, we believe that we provide our customers with more content options and more cost-effective content solutions than our competitors.

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

Continue Technological Evolution

We work continuously to improve existing systems and user interfaces, while also developing plans to remain at the forefront of the technological curve. We recently introduced our next-generation three-axis Ku-band antenna system for aviation, and we expect to introduce our next-generation Ka-band antenna system in commercial service in the near future. We also expect to continue to develop better-performing components of our system, including new aviation components to better service long-haul carriers and new maritime components for television and premium media distribution. Our strategic decision to develop key components and systems that interface with handheld devices should enable our aviation, maritime and land customers to stay on the cutting edge of technological advancements.

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

Increasing the Value of Traditional Content

One of our strengths is our ability to efficiently scale our post-production facilities and provide a range of content rights management to our customers. We believe that this will lead to expanded services with existing customers and allow us to more rapidly expand our services to newer, smaller and more remote customers.

Competition

Our Connectivity segment operates in a highly competitive environment, but we are able to combine network scale across aviation, maritime and land with a global satellite and ground network system, performance-enhancing technologies, end-to-end service management including installation and repair, and fully integrated content and media services.

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

We believe our Media & Content segment services the majority of the content-services market for the worldwide airline industry. We have different competitors for our various activities in the content market. For airline content curation and post-production and advertising, we primarily compete with Spafax, which is affiliated with the advertising and public-relations company WPP PLC. In the maritime content curation market, our primary competitor is Swank Motion Pictures Inc. We primarily compete against two companies, Envee Soft and Ensemble Media, for applications and games on seat-back systems and against numerous companies that provide applications and games for consumer mobile devices.

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

Federal Aviation Administration/European Aviation Safety Agency

Our aviation and maritime and land connectivity services require the installation of network hardware on aircraft and maritime vessels and in remote land locations. The installation of equipment on aircraft is subject to the rules and regulations promulgated by the FAA and its global counterparts, including the EASA. Prior to installing our equipment on an aircraft type, we are required to obtain an STC, which supplements the original Type Certificate obtained by the original aircraft manufacturer from the FAA/EASA and identifies the parts to be installed and the location of the installation and will only be issued by the FAA/EASA after we comply with the airworthiness standards applicable to the installation of hardware such as ours (for example, bird strike regulation compliance). To date, we have obtained STCs for installing our connectivity solution hardware on the Boeing 737 Next Generation series of aircraft, the Boeing 757, 767 and 777 aircraft families, and the Airbus A320 aircraft family. We are also a Boeing linefit supplier for the Boeing 737 Next Generation and 737 MAX aircraft families. We currently have additional STC projects underway.

Global Aviation Connectivity Services Regulation

In connection with our in-flight connectivity services, we are required to obtain permission to operate in each jurisdiction over which we provide services using satellite Earth Stations Aboard Aircraft (“ESAA”), also referred to globally as “ESIMs,” or Earth Stations in Motion. In the United States, we have a blanket license from the Federal Communications Commission (“FCC”) that allows us to provide ESAA services as an application of the Fixed-Satellite Service subject to compliance with various technical and operational requirements imposed by the FCC. Certain other countries also require affirmative licenses; however, many countries only require a notification of intent to provide services and certain technical details, without requiring affirmative regulatory approval. To date, we are permitted to provide our aviation connectivity services in approximately 150 countries.

Employees

As of December 31, 2018, we had a workforce of 1,517 employees, of which 1,322 were full-time employees and the remainder temporary labor and contractors. Of the full-time employees, approximately 44% were employed in the United States. Our Brazilian employees are unionized and are employed pursuant to collective bargaining agreements. Such collective bargaining agreements are renegotiated annually on May 1, generally to account for inflation. Approximately 2% of our overall workforce is employed in Brazil.

Other than our employees in Brazil, none of our employees are represented by labor unions or are subject to collective bargaining agreements. We believe that relations with our employees are good.

On February 22, 2019, we announced our intention to reduce our global workforce by approximately 15%, as part of our operating expense savings initiative. The changes to our workforce will vary by country.

Corporate History

We were formed in February 2011 as a “special purpose acquisition company” whose purpose was to effect a merger, capital stock exchange, asset acquisition or similar business combination with one or more businesses. In January 2013, we completed a business combination transaction and changed our name to Global Eagle Entertainment Inc. We acquired multiple other companies and assets through M&A activities subsequent to 2013, and in July 2016, we acquired EMC to expand our maritime and land connectivity markets. Our principal executive offices are located at 6100 Center Drive Suite 1020, Los Angeles, California, 90045.

Additional Information

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

We previously identified material weaknesses in our internal control over financial reporting as of December 31, 2017, relating to resources and the timeliness of our financial statement close process, as reported in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 (the “2017 Form 10-K”). These related to our entity level control environment, financial statement close and reporting process, intercompany process, business combination, significant and unusual non-routine transactions, inventory, content library, internally developed software, long lived assets, goodwill impairment, accounts payable and accrued liabilities, revenue processes, license fee accruals, income taxes, payroll, stock-based compensation, treasury, and information technology processes. Material weaknesses related to significant and unusual non-routine transactions and stock-based compensation have been remediated. The remaining material weaknesses have not been fully remediated.

We believe these material weaknesses are the result of the growth of our Company through mergers and acquisition (“M&A”), insufficient M&A integration, insufficient automation in our financial reporting environment, increased complexity of our business transactions, increased decentralization of our operations. In retrospect, we have concluded that the above-described changes to our business were not adequately supported by the hiring of additional personnel with sufficient, specific expertise in accounting, finance and information technology. Moreover, we experienced significant turnover in our executive management during 2017. The material weaknesses continue to exist at December 31, 2018. For additional information about the material weaknesses in our internal control over financial reporting, see Item 9A. Controls and Procedures.

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

Our management has historically concluded that we do not maintain effective disclosure controls and procedures due to material weaknesses in our internal control over financial reporting. In connection with the year ended December 31, 2018, our management assessed our disclosure controls and procedures and our internal control over financial reporting and concluded that they were not effective due to the material weaknesses in our internal control over financial reporting discussed in Item 9A. Controls and Procedures.

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

If we issue equity, warrants or convertible debt securities to raise additional funds, our existing stockholders may experience dilution, and the new equity or debt securities may have rights, preferences and privileges senior to those of our existing stockholders. If we incur additional debt, it may increase our leverage relative to our earnings or to our equity capitalization, requiring us to pay additional interest expenses. There can be no assurance that we will be able to obtain additional financing on favorable terms, or at all.

We have undertaken restructuring activities in the past, are currently undertaking such activities and may determine to undertake additional restructuring activities in the future. These actions may not improve our financial position and may ultimately prove detrimental to our operations and sales.

Our ability to reduce operating expenses is dependent upon the nature of the actions we take to reduce expenses, our commitment to our cost-savings plans, and our subsequent ability to execute and implement those plans and actions and realize expected cost savings. We may need to take additional restructuring actions, such as eliminating or consolidating certain of our operations, reducing our headcount, or eliminating certain positions for a variety of reasons, including deterioration in market conditions or significant declines in demand for our products and services. Failure to successfully implement such restructuring activities could adversely affect our ability to meet customer demand for our products and services, and could increase the cost of our products and services versus our projections, each of which could adversely impact our operating results. Further, expenses and cost inefficiencies associated with our restructuring activities, including severance costs and the loss of trained employees and senior management with knowledge of our business and operations, could exceed our expectations and negatively impact our financial results.

The implementation by us of a new leasing standard in 2019 (ASC 842) requires substantial preparation and expenditures, and our failure to properly implement this standard in a timely manner could result in inaccurate balances on our balance sheets and inappropriate disclosures which could cause us to fail to meet our financial reporting obligations.

In February 2016, the Financial Accounting Standards Board (“FASB”) issued new lease accounting guidance under ASC 842 requiring lease assets and lease liabilities to be recognized on the balance sheet and disclosure of key information about leasing arrangements. In order to be able to comply with the requirements of the new guidance we need to invest significant effort in analyzing the existing lease arrangements and assessing the appropriate treatment. This may require incremental resources and could increase operating costs in future periods. If we are not able to timely implement the new guidance could result in inaccurate or incomplete presentation of our lease assets and liabilities.

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

There is customer credit risk in the aviation and maritime industries in which we operate. Our customers include some companies that may, from time to time, encounter financial difficulties. If a customer’s financial difficulties become severe, the customer may be unwilling or unable to pay our invoices in the ordinary course of business, which could adversely affect collections of both our accounts receivable balance and unbilled services. We have experienced bankruptcies by our customers in the past, and we have not been able to recover the outstanding amounts owed to us. The bankruptcy of a customer with a substantial account balance owed to us could have a material adverse effect on our financial condition and results of operations. In addition, if a customer declares bankruptcy after paying us certain invoices, a court may determine that we are not properly entitled to that payment and may require repayment of some or all of the amount we received, which could adversely affect our financial condition and results of operations. For example, during 2018, one of our Media & Content clients, Avianca Brazil, entered into a judicial recovery proceeding, and as a result we may be unable to recover the outstanding amounts it owes to us.

Failure to retain key members of senior management could harm our business.

Our business depends on the continued service and performance of our senior management team. Such individuals have acquired specialized knowledge and skills with respect to our segments and their operations. As a result, if any of these individuals were to leave, we could face substantial difficulty in hiring qualified successors. In addition, the loss of key members of senior management, as well as other key personnel, especially those who are highly skilled, could disrupt our operations and have an adverse effect on our ability to grow our business. Furthermore, we may experience a loss of productivity while the new members of senior management obtain the necessary training and expertise to integrate into our business. In early 2018, we appointed a new CEO (who was formerly our EVP, Connectivity) and appointed our former CEO as Executive Chairman of the Company. In addition, in the fourth quarter of 2018, our EVP & Chief Strategy Officer terminated employment with us and became a consultant of the Company. The process of transitioning these and other successor senior managers into their respective roles will require significant time and financial resources, and the transition may not ultimately be successful.
We may fail to recruit, train and retain the highly skilled personnel that are necessary to remain competitive and execute the growth strategy of our business.

Our business depends on the continued service and performance of key technical personnel. Such individuals have acquired specialized technical knowledge and skills with respect to our business and operations and some have terminated employment with us as a result of our restructuring activities. We may face substantial difficulty in hiring qualified successors and could experience a loss of productivity due to the departure of these individuals or the departure of other highly skilled individuals in the future. In addition, much of our key technology and systems are custom-made for our business by our personnel. The loss of key technical personnel could disrupt our operations and have an adverse effect on our ability to grow our business.

Negative perceptions or publicity could damage our reputation among existing and potential customers, investors, employees, advisors and vendors.

Our ability to attract and retain customers, investors, employees and advisors is highly dependent upon external perceptions of our Company. In addition, our ability to source necessary equipment and supplies from vendors may be affected by negative perceptions of our Company, including any actual or perceived inability to pay our vendors in a timely manner. Damage to our reputation could cause significant harm to our business and prospects and may arise from numerous sources, including any perceived or actual weakness in our technological, cybersecurity, or other security breaches resulting in improper disclosure of customer or employee personal information, unethical behavior and misconduct by our employees, advisors and counterparties. Negative perceptions or publicity regarding these matters could damage our reputation among existing and potential customers, investors, employees, advisors and vendors and adversely affect our businesses.
The structure of our investment in the WMS joint venture subjects us to risks that may limit our anticipated cash distributions from such investment or prevent us from receiving its anticipated benefits.

We own a 49% equity interest in WMS, a provider of global cellular roaming services to off‑shore vessels. WMS’s managing member owns a 51% equity interest in the WMS joint venture, has the right to nominate three of WMS’s five voting board members and controls the day-to-day operations of WMS. WMS’s profits and losses for any fiscal year are allocated between our joint-

venture partner and the Company in proportion to percentage interests owned, after giving effect to any applicable special allocations. The WMS joint venture operating agreement provides for annual cash distributions to us and our joint-venture partner, but those distributions are subject to reduction for certain expenses and other items relating to WMS’s operations, including capital expenditures, as determined by WMS’s board (which we do not control). As a result, we may not receive all or part of our anticipated cash distributions in any period for reasons beyond our control.

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

•
The carrying value of our interest in WMS could exceed the fair value requiring the recognition of additional impairment of the investment value (for a discussion on our 2018 impairment of WMS, refer Note 7. Equity Method Investments to the consolidated financial statements);

•	Our control over the operations of and other decisions relating to WMS is limited;

•	Due to differing business models or long-term business goals, our joint-venture partner may decide not to fund capital investments in WMS, impairing the value of the WMS joint venture;

•	We may lose the rights to technology or products being developed by WMS, including if our joint-venture partner is acquired by another company, or experiences financial or other losses;

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

Within our Media & Content segment, sales to customers and purchasing are largely transacted in U.S. dollars, while most of our Media & Content segment’s operating companies’ fixed costs are incurred in local currencies such as euros, British pounds, Indian rupees and Canadian dollars, which exposes us to currency risks. We cannot preclude the possibility of negative foreign currency effects in the future, some of which may be substantial, due to unforeseen exchange rate fluctuations or inaccurate assessments of market developments. Additionally, global markets and foreign currencies may be adversely impacted by political and other developments such as Brexit or other similar future actions in the E.U. and elsewhere.

There are also intragroup receivables and liabilities in our Media & Content segment, such as loans, that can generate significant foreign currency effects. Changes in the exchange rates of a number of foreign currencies against the euro, especially the U.S. dollar and the Canadian dollar, could lead to the recognition of unrealized foreign exchange losses.

The results of the United Kingdom’s referendum to withdraw from the European Union may have a negative effect on global economic conditions, financial markets and our business and results of operations.

The formal two-year process governing the U.K.’s departure from the E.U., commonly referred to as the “Brexit,” began on March 29, 2017. Discussions between the U.K. and the E.U. focused on finalizing withdrawal issues and transition agreements are ongoing but have had limited progress to date. As a result, it is possible that the U.K. will leave the E.U. without a withdrawal agreement and associated transition period in place, which is likely to cause significant market and economic disruption. The effects of Brexit, the uncertainty regarding the ultimate terms of Brexit and the perceptions as to the impact of the withdrawal of the U.K. from the E.U. have affected, and may continue to affect, business activity, political stability and economic and market conditions in the U.K., the Eurozone, the E.U. and elsewhere and could contribute to instability in global financial and foreign exchange markets, including volatility in the value of the euro and the British pound. Additionally, with the U.K. no longer being a part of the E.U., there may be certain regulatory changes that may impact the regulatory regime under which we operate in both the U.K. and the E.U. Given that a portion of our business is conducted in the E.U., including the U.K., any of these and other changes, implications and consequences may adversely affect our customers in the region and our business and results of operations.

Risks Related to Our Connectivity Segment

Our Connectivity segment’s revenue is largely dependent upon our existing relationship and agreement with Southwest Airlines.

Our existing supply and services agreement with Southwest Airlines, which we entered into on December 13, 2016, governs our supply of products and services to Southwest Airlines, including our broadband equipment, Wi-Fi service in connection with the use of our broadband system, live television-related services and certain additional contemplated services. Our Connectivity segment is substantially dependent on this customer relationship, which accounted for 35%, 36% and 54% of such segment’s revenue for the years ended December 31, 2018, 2017 and 2016, respectively, and 18%, 19% and 22% of our consolidated revenue for the years ended December 31, 2018, 2017 and 2016, respectively. In addition, a significant source of our revenue and operating income is generated from the supply of live television-related services to Southwest Airlines. If we fail to maintain certain minimum service level requirements relating to such television service, or if we fail to meet other obligations relating to our technology, equipment or services, Southwest Airlines may have the right to terminate such television service or the supply and services agreement. In addition, if any of Southwest’s planes are grounded for reasons outside of the airline’s control, Southwest Airlines may have the right to suspend its services obligations with us. Further, there is no guarantee that Southwest Airlines will continue to maintain historical levels of fleet installation growth with us. Our business would be materially adversely affected if we are unable to maintain our existing relationship with Southwest Airlines or if such television service or the supply and services agreement is terminated.

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

We previously entered into a long-term development project with QEST to develop new antenna technologies and have made and continue to make significant product development investments to our existing connectivity technology solutions to address these new technologies. In January 2019, we deployed the Ku-band version of our new Global Antenna into commercial service and continue to develop further enhancements to the Global Antenna technologies. If the technologies fail to perform as expected, our business, business prospects and results of operations may be materially adversely affected.

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

Competition among providers of connectivity solutions, including satellite providers who can leverage their own gateways and satellite constellations to provide connectivity solutions directly to customers, may impact prices received for services. Moreover, if demand for greater bandwidth, Internet streaming, speed and performance of our network increases, we may be forced to expend substantial financial and other resources in investing in future satellite transponder capacity and network infrastructure and improve our overall satellite-based and related technologies to ensure that we meet such demands from our current and future customers. The costs of obtaining current and future satellite capacity may also be affected by limitations in global satellite capacity. Should demand increase for greater bandwidth, speed and performance beyond our current capabilities in this increasingly competitive environment featuring new technologies and satellite providers directly competing with our offerings, we may be required to increase our investment in improving our Connectivity solution or to leverage our existing platform, including our Media & Content services offerings, to further develop and deploy more cost-effective connectivity solutions.

We may experience future customer attrition as satellite capacity providers increasingly enter into arrangements directly with customers.

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

We currently source key components of our hardware and key features of our Connectivity services from sole providers of equipment and network services, respectively, including substantially all of our Connectivity segment’s satellite modems from Hughes. If we experience a disruption in the delivery of products and services from any of our key providers, it may be difficult for us to continue providing our own products and services to our customers. We have experienced component delivery issues in the past and there can be no assurance that we will avoid similar issues in the future. In addition, the supply of third-party components in general could be interrupted or halted by a termination of our relationships with such third parties, a failure of quality control or other operational problems at such suppliers or a significant decline in their financial conditions. If we are unable to continue to engage suppliers with the capabilities or capacities required by our Connectivity segment, or if such suppliers fail to deliver quality products, parts, equipment and services on a timely basis consistent with our schedule, our business prospects, financial condition and results of operations could be adversely affected. Additionally, any loss of favored nation relationships that we have with our hardware providers today could eliminate our competitive advantage in the use of satellites for in-flight connectivity in the future, which could have a material adverse effect on our business and operations.

We may need to materially increase our investments in product development and equipment in connection with our efforts to grow our Connectivity segment’s service lines and remain competitive in the future, which the Company could be unable to do if it is liquidity constrained.

We have historically incurred significant product development expenses to support the growth of our Connectivity services and offerings and we expect to continue to expend substantial financial and other resources as we continue to grow our Connectivity segment and increase our investments in satellite-based technologies and our product offerings. As current and future product development efforts progress, such as our ongoing Boeing line-fit initiative (that allows our connectivity equipment to be installed directly on certain Boeing aircraft during assembly), antenna development, expansions in our satellite-based services and capabilities, investments in current and future satellite technologies, including testing and deployment of Low Earth Orbit (“LEO”) constellations and capital investments in Connectivity equipment for new and existing customers and services, the costs of our Connectivity segment may materially fluctuate in future periods, which could negatively affect our future operating results. The amount and timing of these costs are subject to numerous variables, including the availability and timing of next-generation technologies, the need and related costs to develop and implement changes to our software and hardware or to expand our service offerings to be competitive and, with respect to satellite technologies, the need and related costs of obtaining current and future satellite capacity. The capital investments and related costs may be significant, and we may have insufficient liquidity or resources to make those investments in the future.

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

Many of the countries in which we operate our Connectivity segment have legal systems that are less developed and less predictable than legal systems in the United States, and, as a result, our international expansion exposes us to potential increased costs and uncertainties. New rules and regulations may be enacted, or existing rules and regulations may be applied or interpreted in a manner which could limit our ability to provide the services of our Connectivity segment in the countries in which we wish to operate.

Our reputation and ability to attract, retain and serve our Connectivity customers may be negatively impacted by service interruptions or delays, technology failures, damage to equipment or software defects or errors.

Our reputation and ability to attract, retain and serve our customers depends, in part, upon the reliable performance of our Connectivity segment’s satellite transponder capacity, network infrastructure and connectivity system. The uninterrupted operations and services of our Connectivity segment depend upon the extent to which our equipment and the equipment of our third-party network providers is protected against damage from fire, flood, earthquakes, power loss, solar flares, telecommunication failures, computer viruses, break-ins, cyberattacks, acts of war or terrorism and similar events or factors beyond our control. Our Connectivity segment has experienced interruptions in these systems in the past, including infrastructure, component and service failures that cause service disruptions, service delays or technology or systems failures. If we experience frequent system or network failures, our reputation could be harmed, and our Connectivity customers may have the right to terminate their contracts with us or pursue other remedies. Any such impact to our reputation or ability to attract, retain and serve our Connectivity customers could have a material adverse effect on our business, financial condition and results of operations.

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

Additionally, the Company uses inclined orbit satellites for some of its services. These are satellites that are operating beyond their original design life and have reduced their station keeping fuel consumption rate such that they no longer remain in a zero-degree inclination orbit. Their remaining useful life is a function of how long the remaining fuel can be used to maintain an acceptable orbit inclination to allow us to provide services to our customers. Once the onboard fuel has been exhausted, these satellites are no longer able to provide useful services.

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

•	potential distraction of management from our ongoing business and from the remediation of our material weaknesses;

•	difficulty integrating the operations and products of the acquired business, which could result in delays in the realization of acquisition synergies;

•	use of cash to fund the acquisition or investment or for unanticipated expenses;

•	limited market experience in new businesses;

•	exposure to unknown liabilities, including litigation against the companies that we acquire;

•	additional costs due to differences in culture, geographical locations and duplication of key talent;

•	delays associated with or resources being devoted to regulatory review and approval and other ongoing compliance matters;

•	acquisition-related accounting charges affecting our balance sheet and operations;

•	difficulty integrating the financial results of the acquired business in our consolidated financial statements;

•	controls in the acquired business;

•	impairment of goodwill, intangible and tangible assets. During the years ended December 31,2018 and 2017, we recorded goodwill impairment charges of $0 and $167 million, respectively.

•
impairment of equity method investment. During the years ended December 31, 2018 and December 31, 2017, we recorded impairment charges of $51.0 million and $16.7 million, respectively, relating to our WMS investment;

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

We assume greater financial risk on fixed‑price contracts than on other types of contracts because our ability to profit on such contracts is dependent on our ability to anticipate technical problems, estimate costs accurately and control costs during the performance of such contracts. If we are unable to estimate or control costs under our fixed price contracts, the net profit of our Connectivity segment may be significantly reduced. Because many of these long-term contracts involve new technologies and applications, unforeseen events, such as technological difficulties, fluctuations in the price of materials, problems with the suppliers and cost overruns, can result in the contractual price becoming less favorable or even unprofitable to us over time. We may experience cost overruns and operating losses on at least some of our customer agreements.

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

Ever-increasing numbers of passengers have personal electronic devices or other digital platforms which have the ability to deliver passengers content in-flight, such as movies, music or games or to access on-board connectivity to the Internet, live television or content on demand. In addition, passengers also may subscribe or have access to “over-the-top” download services (such as Amazon and Netflix) that permit them to download content onto their personal electronic devices prior to travel that they can then access in transit without Wi-Fi or Internet. As on-board connectivity to the Internet improves, for reasons that may include new installations of our own industry-leading inflight connectivity solutions, these download and streaming services may provide an alternative to the media and content that we provide to our airline or maritime customers for seatback systems. Potential future devaluation of our content service offerings for seatback systems may not be fully offset by increased content services we provide for Wi-Fi-enabled Internet connectivity and entertainment systems. If passengers no longer utilize traditional IFE systems for the delivery of content, and the demand for our services declines, our customers may cease engaging with us for their content service provider needs, which could have a material adverse effect on our financial condition and results of operations.

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

If studios, distributors, content providers or other rights holders refuse to license content or other rights upon terms acceptable to us, our business could be adversely affected.

We receive content from studios, distributors and other content providers. Our ability to provide our customers with relevant and appropriate content depends on studios, distributors, content providers and other rights holders licensing rights to distribute such content and certain related elements thereof to us on acceptable terms. The license periods and the terms and conditions of such licenses vary. If content providers decide to self-distribute their content or seek alternate distribution channels, they may be unwilling to provide our content distribution business with access to certain content, including popular series or movies. If the studios, distributors, content providers and other rights holders are not or are no longer willing or able to license content to us upon terms acceptable to us, our ability to provide content to our customers will be adversely affected and/or our costs could increase. Similarly, if studios, distributors and other content providers consolidate with one another, it could further increase our cost of content acquisition. Certain licenses for content provide for the studios or other content providers to withdraw content from our service relatively quickly. Because of these provisions as well as other actions we may take, content available through our service can be withdrawn on short notice. As competition increases, we may see the cost of programming increase. An increase in the cost of programming could reduce the demand for our Media & Content segment’s offerings and would have a negative impact on our revenue and results of operations.

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

Our Connectivity segment competes with companies that offer various products and services in the IFE and IFC supply chain. As such competition with companies in our supply chain continues to increase, our relationship with those companies may deteriorate and actively reduce potential business opportunities. For example, there are companies in our industry that not only compete with our Connectivity segment but also determine the specific IFE system to be utilized onboard. Our opportunity to provide services and offerings in our Media & Content segment with respect to such IFE system may be hindered by the competition created by the Connectivity side of our business. If our relationship with such companies that control multiple levels of the supply chain is impacted by the Connectivity solutions that we offer, our Media & Content segment could be adversely affected as a result.

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

Our music content licenses could result in operational complexity that may divert resources or make our business more expensive to conduct.

The large number of licenses we maintain for purposes of operating our Media & Content services, including our music offerings, could create operational difficulties in connection with tracking the rights we have acquired and the complex structures under which we have royalty and reporting obligations. If we are unable to accurately track amounts that we must pay to the numerous parties with whom we have licenses in connection with each delivery of media content or if we do not deliver the appropriate payment in a timely fashion, we may risk financial penalties and/or termination of licenses. For instance, in some circumstances, we are responsible for obtaining licenses from music performing rights organizations and for tracking and remitting royalties to these rights organizations on behalf of our customers. To do so, we must depend on timely and accurate reporting by our customers of the information necessary to make royalty payments to the performing rights organizations. Additionally, the effort to obtain necessary rights from third parties is often significant, and in some cases such challenges could lead to disruption or delay in executing our business plans. In addition, in the context of our music offerings, if we are unable to determine which musical works correspond to specific sound recordings for purposes of obtaining necessary licenses, it could lead to a reduction in the music we are able to make available to our customers.
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

The IFE market is faced with rapid technological change, evolving standards in IFE and computer hardware, software development, communications and security infrastructure, and changing needs and expectations of customers. Building new products and service offerings requires significant investment in development. Our investment in software and other product development may ultimately prove to be unsuccessful, and the Company may be required to impair the capitalized value associated with those investments. We also face uncertainty when we develop or acquire new products for our Media & Content segment because there is no assurance that a sufficient market will develop for those products or that such products will result in the cost-savings and synergies that we anticipate.

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

Risks Related to our Intellectual Property and Information Technology

We may not succeed in implementing operating systems, including a single and effective enterprise resources planning (“ERP”) system across all of our businesses to assist with remediating our material weaknesses in our internal controls.

We have numerous material weaknesses in our internal controls as a result of our failure to have an effective system of operations, including a robust ERP system. See Item 9A. Controls and Procedures. Our ability to remediate our material weaknesses in our internal controls depends in part on our ability to implement an effective operating system and enhanced ERP system and adequately train our personnel to effectively utilize the new system. We believe that a new ERP system, for instance, will provide greater depth and breadth of functionality than our current ERP systems, which will allow us to more effectively integrate past and future acquisitions and manage business and financial data, manufacturing and resource planning functions and other business processes and information that is important to our management team. We currently utilize several ERP systems, some of which have been only partially integrated from our acquired businesses. We intend to streamline these disparate systems into a single Oracle ERP system which will require significant time and resources. To date, we have successfully completed the integration of the EMC business into our Oracle ERP system; however, we have not yet completed the implementation of an effective company-wide ERP system that would integrate our foreign entities. Additional time and resources will be necessary to fully operationalize a new ERP system during 2019. However, we can make no assurance that our efforts to implement such system will be achieved by that date, that such system will be successful or that such system will meet our expectations in respect of our efforts to remediate certain of our material weaknesses.

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

The success of our business depends, in part, on the secure and uninterrupted performance of our information technology systems. In addition, because we engage suppliers and vendors to process personal and payment card information of our customers and end-users, our business is dependent on the security and performance of the information technology systems of those suppliers and vendors. While we select these third-party suppliers and vendors carefully, we do not control their actions. Any problems caused by these third parties, including those resulting from cyber-attacks and security breaches at a supplier or vendor, could adversely affect our ability to deliver products and services to our customers and otherwise conduct our business. An increasing number of companies have disclosed breaches of their security, some of which have involved sophisticated and highly targeted attacks on their computer networks. As an example, the content and media industry has recently encountered numerous recent hacks by third parties that have resulted in the premature release of valuable content and the associated loss of revenue and the connectivity industry has had recently alleged hacking attempts where the hacker has claimed to seize aircraft avionics. For example, in 2018, a security-industry consultant informed us that he discovered an in-flight Wi-Fi system vulnerability that could allow a third party to access through the Internet on-aircraft equipment utilized in our passenger connectivity system. The techniques used to obtain unauthorized access, disable or degrade service or sabotage systems change frequently and often, and as a result the techniques are often not recognized until launched against a target. Accordingly, we may be unable to anticipate such threatening techniques or to implement adequate preventative measures to protect our business from cyber and similar unauthorized attacks on our information technology systems. Despite our efforts to prevent, detect and mitigate these threats, including continuously working to install new, and upgrade our existing, information technology systems and increasing employee awareness around phishing, malware, and other cyber risks, there is no guarantee that such measures will be successful in protecting us from a cyber-attack. In addition, the cost and operational consequences of implementing, maintaining and enhancing further data or system protection measures could increase significantly to overcome increasingly intense, complex, and sophisticated global cyber threats. Any material breaches of cybersecurity or media reports of perceived security vulnerabilities to our systems or those of our suppliers or vendors, even if no breach has been attempted or occurred, could cause us to experience reputational harm, loss of customers and revenue, regulatory actions and scrutiny, sanctions or other statutory penalties, litigation, liability for failure to safeguard our customers’ information, or financial losses that are either not insured against or not fully covered through any insurance maintained by us. Any of the foregoing may have a material adverse effect on our business, financial condition and results of operations.

We rely on technology in our business and any cybersecurity incident, other technology disruption or delay in implementing new technology could negatively affect our business and our relationships with customers.

We use technology in substantially all aspects of our business operations, and our ability to serve customers most effectively depends on the reliability of our technology systems. These technology systems and our uses thereof are vulnerable to disruption from circumstances beyond our control, including fire, natural disasters, power outages, systems failures, security breaches, espionage, cyber-attacks, viruses, theft and inadvertent release of information. Any such disruption to these software and other technology systems, or the technology systems of third parties on which we rely, the failure of these systems to otherwise perform as anticipated, or the theft, destruction, loss, misappropriation, or release of sensitive and/or confidential information or intellectual property, could result in business disruption, negative publicity, brand damage, violation of privacy laws, loss of customers, potential liability, including litigation or other legal actions against us or the imposition of penalties, fines, fees or liabilities, which may not be covered by our insurance policies, and competitive disadvantage, any or all of which would potentially adversely affect our customer service, decrease the volume of our business and result in increased costs and lower profits. Moreover, a cybersecurity breach could require us to devote significant management resources to address the problems associated with the breach and to expend significant additional resources to upgrade further the security measures we employ to protect personal information against cyber-attacks and other wrongful attempts to access such information, which could result in a disruption of our operations.

Furthermore, as we pursue our strategy to grow through acquisitions and to pursue new initiatives that improve our operations and cost structure, we are also expanding and improving our information technologies, resulting in a larger technological presence and corresponding exposure to cybersecurity risk. If we fail to assess and identify cybersecurity risks associated with acquisitions and new initiatives, we may become increasingly vulnerable to such risks.

While the Company has invested, and continues to invest, in technology security initiatives and other measures to prevent security breaches and cyber incidents, as well as disaster recovery plans, these initiatives and measures may not be entirely effective to insulate us from technology disruption that could result in adverse effects on our results of operations. Additionally, information technology systems continue to evolve and, in order to remain competitive, we must implement new technologies in a timely and efficient manner. If our competitors implement new technologies more quickly or successfully than we do, such competitors may be able to provide lower cost or enhanced services of superior quality compared to those we provide, which could have an adverse effect on our results of operations.

In addition, data privacy is subject to frequently changing rules and regulations, which sometimes conflict among the various jurisdictions and countries where we do business. For example, the European Union adopted a new regulation that became effective in May 2018, the General Data Protection Regulation (“GDPR”), which requires companies to meet new requirements regarding the handling of personal data. Our failure to successfully implement or comply with appropriate processes to adhere to the requirements of GDPR and other laws and regulations in this area could result in substantial fines or penalties and legal liability and could tarnish our reputation.

We are subject to civil litigation involving allegations of copyright and patent infringement and related claims for indemnification, which could result in our having to pay damages. We may also be subject to additional similar litigation in the future.

We have been, and in the future may be, subject to civil litigation by parties claiming that certain of our audio and music programming offerings infringe the copyright and other intellectual property rights of such parties. For example, during 2016, we entered into settlements with music-rights holders, which resulted in large cash and stock payments by us to resolve the litigations. In addition, during 2018, BMG Rights Management filed suit in the United States District Court for the Central District of California against us and Inflight Productions Ltd, our indirect subsidiary, for copyright infringement and related claims. See our discussion of our “Sound Recording Settlements” in Note 10. Commitments and Contingencies to our consolidated financial statements. Music and related content are subject to complex licensing and intellectual property rights regimes, and if we are unable to successfully navigate those regimes we may incur damages and liability for any rights infringement. In addition, we are, and in the future may be, subject to civil litigation by patent owners that claim that our connectivity systems infringe their patents and other intellectual property rights.

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

In addition, in recent years there has been significant litigation involving intellectual property rights in many technology-based industries, including the wireless communications industry. Any infringement, misappropriation or related claims, whether or not meritorious, are time-consuming, divert technical and management personnel and are costly to resolve. As a result of any such dispute, we may have to develop non-infringing technology, pay damages, enter into royalty or licensing agreements, cease providing certain products or services or take other actions to resolve the claims. These actions, if required, may be costly or unavailable on terms acceptable to us. Some of our suppliers may not provide us with an indemnity for the use of the products and services that these providers supply to us, even if we are exposed to liability for their infringement. At the same time, we generally offer third-party intellectual property infringement indemnity to the customers of our Connectivity segment which, in some cases, do not cap our indemnity obligations and thus could render us liable for both defense costs and any judgments. Any of these events could result in increases in our operating expenses, limit our service offerings or result in a loss of business if we are unable to meet our indemnification obligations and our airline customers terminate or fail to renew their contracts.

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

Our Connectivity segment is subject to extensive regulation by U.S. and foreign government agencies. The U.S. government agency that has primary regulatory authority over our operations is the FAA. Similar government agencies in foreign countries also exercise regulatory oversight over our business operations. The commercial and private aviation industries, including civil aviation manufacturing and repair industries, are highly regulated by the FAA and FAA-like organizations. FAA certification is (and similar certification in foreign countries may be) required for all equipment that we install on commercial aircraft, and certain of our operating activities require that we obtain FAA certification or similar foreign certifications as a parts manufacturer. For example, in the United States, FAA approvals required to operate our Connectivity segment include STCs and Parts Manufacturer Approvals (“PMAs”). Obtaining STCs and PMAs is an expensive and time-consuming process that requires significant expenditures of time and resources. Any inability to obtain, delay in obtaining, or change in, needed FAA certifications or their foreign equivalents, authorizations or approvals could have an adverse effect on our ability to meet the installation commitments of our Connectivity segment, to manufacture and sell parts for installation on aircraft, or to expand our business and could, therefore, materially adversely affect our growth prospects, business and operating results. If we fail to comply with the many regulations and standards that apply to our activities, we could lose our FAA certifications or their foreign equivalents, authorizations or other approvals on which the manufacturing, installation, maintenance, preventive maintenance and alteration capabilities of our Connectivity segment rely. In addition, the FAA and other similar government agencies may adopt new regulations or amend existing regulations. These government agencies could also change their policies regarding the delegation of compliance determinations to private companies (as opposed to government agencies) (which private companies we currently engage for these services), which could adversely affect our business. To the extent that any such new regulations or amendments to existing regulations or policies apply to our activities, they would generally increase our costs of compliance.

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

We are also subject to U.S. federal and state and foreign consumer protection requirements, including data privacy and security requirements and restrictions on international personal-data transfers. For example, Section 5 of the Federal Trade Commission (“FTC”) Act prohibits “unfair or deceptive acts or practices in or affecting commerce.” The FTC has brought enforcement actions under the FTC Act against companies that: collect, use, share, or retain personal information in a way that is inconsistent with the representations, commitments, and promises that they make in their privacy policies and other public statements; have privacy policies that do not adequately inform consumers about the company’s actual practices; and/or fail to reasonably protect the security, privacy and confidentiality of nonpublic consumer information. In addition, in May 2018, the European Union’s General Data Protection Regulation (“GDPR”) became effective, imposing significant personal-data protection requirements on us and many of our customers and restricting the transfer of personal data outside the European Union. We continue to analyze the GDPR in respect of its burden and applicability to our global business operations. We may fail to comply with any of these requirements, and compliance with these requirements may increase our compliance burden and costs.

Adverse decisions or regulations of any of the foregoing U.S. and foreign regulators could negatively impact our operations, increase our costs of doing business and potentially expose us to significant liability. We are unable to predict the scope, pace or financial impact of legal, regulatory and policy changes that could be adopted by those entities.

Our customers are regulated by civil aviation authorities such as the FAA. If such authorities issue orders, airworthiness directives or other regulations that restrict their ability to operate the aircraft on which we provide service, our service revenue could be negatively affected.

We serve global airlines that are subject to extensive regulation by U.S. and foreign civil aviation authorities. These authorities exercise regulatory oversight over the maintenance and operation of aircraft, including airworthiness matters. From time to time, these authorities issue orders, airworthiness directives and other regulations relating to the maintenance and operation of aircraft that could require, among other things, operational restrictions by our customers or the grounding of an entire aircraft type if these authorities identify design, manufacturing, maintenance or other issues requiring immediate corrective action. If these orders, directives or other regulations restrict the ability of our customers to operate the aircraft on which we provide service, our revenue could be negatively affected.

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

We must comply with all applicable export control laws and regulations of the United States and other countries. U.S. laws and regulations applicable to it include the Arms Export Control Act, the International Traffic in Arms Regulations (“ITAR”), the Export Administration Regulations (“EAR”) and the trade sanctions laws and regulations administered by the U.S. Department of the Treasury’s Office of Foreign Assets Control (“OFAC”) as well as various anti-bribery, anti-corruption and data privacy laws. The export of certain of our satellite hardware, services and technical data relating to satellites may in the future be regulated by the U.S. Department of State under ITAR. Other products and services we provide are controlled for export by the U.S. Department of Commerce under the EAR. We also cannot provide services to certain countries subject to U.S. trade sanctions unless we first obtain the necessary authorizations from OFAC. In addition, we are subject to the Foreign Corrupt Practices Act, which generally bars bribes or unreasonable gifts to foreign governments or officials. A substantial portion of our business is with airlines and non-governmental organizations, which constitute “government officials” for many anti-bribery laws in many jurisdictions, which could increase the risk of potential anti-corruption compliance issues. Violations of these laws or regulations could result in significant sanctions including fines, onerous compliance requirements, extensive debarments from export privileges or loss of authorizations needed to conduct aspects of our international business. We are also subject to the United Kingdom’s new Corporate Criminal Offence of the Failure to Prevent the Facilitation of Tax Evasion based on our large U.K. footprint. A violation of any of the regulations described above could materially adversely affect our business, financial condition and results of operations.

As we continue to expand our operations to include a physical international presence, or otherwise expand our collection of personally identifiable information of residents in other countries, we may be subject to the data protection regulations of the relevant countries. In May 2018, the European Union’s GDPR took effect, which resulted in even more restrictive privacy-related requirements for entities outside the European Union that process personally identifiable information about European data subjects. Penalties for non-compliance with the GDPR are considerable, allowing E.U. regulators to impose a monetary penalty of up to 4% of an entity’s annual global turnover or €20 million, whichever is greater. We may fail to comply with any of these requirements, and compliance with these requirements may increase our compliance burden and costs. In addition, certain countries have laws which restrict the transfer of personally identifiable information outside of such countries. For example, both Switzerland and the member states of the European Union impose restrictions on transferring data to countries that they do not deem to offer a similar standard of protection as they require. The United States is a jurisdiction whose processes these countries do not deem adequate for purposes of cross-border personal data transfers.

Certain mechanisms apply under European Union member state laws that permit the cross-border transfer of personal information to countries that are not deemed adequate, such as the United States. We have entered into standard contractual clauses approved by the European Union to legitimize these transfers. There is a risk that these standard contractual clauses may be invalidated by the Court of Justice for the European Union as a lawful data transfer mechanism on the grounds that they do not provide adequate protection of European data subjects’ personally identifiable information. There is also a risk that E.U. data protection authorities may investigate or bring enforcement actions with criminal and administrative sanctions. Such actions could also damage our business and harm our reputation.

We have been subject to civil stockholder litigation involving allegations that certain of our investor disclosures were false or misleading. We may be subject to additional similar litigation in the future.

We and certain of our former officers and directors were named as defendants in certain purported stockholder class action lawsuits. Specifically, on February 23, 2017 and on March 17, 2017, following the Company’s announcement that it anticipated a delay in its 2016 Form 10-K filing and that its former CEO Dave Davis and former CFO Tom Severson would separate from the Company, three putative securities class action lawsuits were filed in United States District Court for the Central District of California. These lawsuits alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act against the Company, Mr. Davis, Mr. Severson and Michael Zemetra (who was our CFO prior to Mr. Severson). The plaintiffs voluntarily dismissed two of these lawsuits. The third lawsuit, brought by putative stockholder M&M Hart Living Trust and Randi Williams (the “Hart complaint”), alleged that the Company and the other defendants made misrepresentations and/or omitted material information about the EMC Acquisition, the Company’s projected financial performance and synergies following that acquisition, and the impact of that acquisition on the Company’s internal controls over financial reporting. Plaintiffs sought unspecified damages, attorneys’ fees and costs. On November 30, 2017, the plaintiffs filed a motion to alter or amend the Court’s previous judgment of dismissal to permit them to file a further amended complaint. On January 8, 2018 the Court denied the plaintiffs’ motion to alter or amend the previous judgment. On January 29, 2018, the plaintiffs filed a notice of appeal to the United States Court of Appeals for the Ninth Circuit from the Court’s denial of the plaintiffs’ motion to alter or amend the judgment. In October 2018, the parties agreed to a $1.1 million settlement, which was fully covered by our directors’ and officers’ insurance (“D&O insurance”) provider. On January 28, 2019, plaintiffs filed a motion for final approval of the settlement. On March 5, 2019, the Court issued its final approval of the settlement and dismissed the Hart complaint with prejudice.

We incurred costs to defend and settle such lawsuits and may incur additional costs to defend and/or settle similar matters. In addition, we may be required to pay substantial damages in connection with such matters if we do not ultimately prevail. Further, such lawsuits divert the attention of our management and consume other resources. Our D&O insurance may not be adequate to cover our obligations to indemnify our directors and officers, fund a settlement of such lawsuits or pay an adverse judgment. We are currently unable to estimate the possible loss or possible range of loss, if any, associated with such lawsuits, in part because the outcome of the foregoing matters is inherently uncertain. An unfavorable outcome from the lawsuits could have a material adverse effect on our consolidated financial position, results of operations, future cash flows or future reputation.

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

Risks Related to Our Liquidity and Indebtedness

We may not be able to generate cash to meet our debt services needs or fund our operations.

As of December 31, 2018, our sources of liquidity included cash on hand of $39.2 million, restricted cash of $0.8 million and remaining availability on our revolving credit facility of $31.0 million (excluding approximately $5.6 million in letters of credit outstanding thereunder). Our short-term and long-term liquidity requirements include primarily paying our debt service obligations and funding our operating costs. In addition, in 2019 we expect to have increased liquidity requirements relating to our investment in the installation and support of our equipment in Southwest and Air France aircraft. Our ability to make payments on or to refinance our indebtedness and to fund our operations will depend on our ability to generate cash in the future, which is subject in part to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. We may need to raise additional capital in order to fund ongoing operations or to capitalize on business opportunities. We may not be able to generate sufficient cash flow from operations and future borrowings or equity may not be available in amounts sufficient to enable us to service our indebtedness or to fund our operations or other liquidity needs. If we are unable to generate sufficient cash, we may be forced to take actions such as revising or delaying our strategic plans, reducing or delaying capital expenditures and/or the investment in new satellites, selling assets, restructuring or refinancing our debt or seeking additional equity capital. We may not be able to implement any of these actions on satisfactory terms, or at all. In addition, if we lack sufficient cash to make timely payments to our vendors, we may be unable to source the components needed to provide equipment and services to our customers, which could negatively affect our reputation and our business. The agreements governing our indebtedness limit our ability to dispose of assets and use the proceeds from such dispositions. Therefore, we may not be able to consummate those dispositions on satisfactory terms, or at all, or to use those proceeds in a manner we may otherwise prefer. The Tax Cuts and Jobs Act of 2017 enacted in December 2017 (the “2017 Tax Act”) limits the deductibility of interest expense for U.S. federal income tax purposes. If these limitations or other newly enacted provisions become applicable to us, they could minimize such reductions or otherwise require us to pay additional federal income taxes, which in turn could result in additional liquidity needs.

In addition, conditions in the financial markets could make it difficult for us to access capital markets at acceptable terms or at all. Instability or other conditions in the equity markets could make it difficult for us to raise equity financing without incurring substantial dilution to our existing shareholders. In addition, sustained or increased economic weaknesses or pressures or new economic conditions may limit our ability to generate sufficient internal cash to fund investments, capital expenditures, acquisitions, and other strategic transactions and/or the development, design and construction of new satellites. We cannot predict with any certainty whether or not we will be impacted by economic conditions. As a result, these conditions make it difficult for us to accurately forecast and plan future business activities because we may not have access to funding sources necessary for us to pursue organic and strategic business development opportunities.
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

•
We are required to comply with a financial covenant that requires us to maintain, as of the last day of each fiscal quarter, a maximum consolidated first lien net leverage ratio (the “Leverage Ratio”), as calculated under our senior secured credit agreement entered into on January 6, 2017 (as amended, the “2017 Credit Agreement”). If our Leverage Ratio is greater than 4.5x, we are restricted from incurring additional indebtedness under our revolving credit facility.

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

As of December 31, 2018, we had outstanding approximately $82.5 million in aggregate principal amount of 2.75% Convertible Senior Notes due 2035 (the “convertible notes”). At maturity, the entire outstanding principal amount of our convertible notes will become due and payable by us. Upon the occurrence of a “fundamental change” (as defined in the indenture for the convertible notes) (including among other things, if our common stock ceases to be listed or quoted on Nasdaq) or upon each of February 20, 2022, February 22, 2025 and February 22, 2030, holders of convertible notes will also have the right to require us to repurchase all or a portion of their convertible notes at a repurchase price equal to 100% of the principal amount of our convertible notes to be repurchased, plus accrued and unpaid interest, if any, and any additional amounts that may be required under the agreements governing such notes. In addition, upon conversion of our convertible notes, unless we elect to deliver solely shares of our common stock to settle such conversion (other than paying cash in lieu of delivering any fractional share), we will be required to make cash payments in respect of our convertible notes being converted. However, we may not have sufficient funds or be able to obtain financing at favorable terms, or at all, at the time we are required to repay the principal amount of our convertible notes, make repurchases of our convertible notes or settle conversions of our convertible notes. In addition, our ability to repurchase our convertible notes may be limited by law, regulatory action or agreements governing our indebtedness.

Furthermore, certain transactions or events that would give holders of our convertible notes the right to put our convertible notes back to us or to convert our convertible notes with an increased conversion rate may constitute events of default under our 2017 Credit Agreement and the purchase agreement governing our Second Lien Notes. Our failure to repay the principal amount of our convertible notes, repurchase convertible notes at a time when the repurchase is required by the indenture (including, among other things, if our common stock ceases to be listed or quoted on Nasdaq), or to settle conversions of our convertible notes would constitute a default under the indenture. A default under the indenture or the fundamental change itself could also lead to a default under our other debt agreements (such as our 2017 Credit Agreement and, as to a default under the indenture, the purchase agreement governing our Second Lien Notes) or agreements governing our outstanding and future indebtedness. If the repayment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness and repurchase our convertible notes or make cash payments upon conversion thereof.

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

Under Accounting Standards Codification 470-20, Debt with Conversion and Other Options, or ASC 470-20, we are required to separately account for the liability and equity components of our convertible notes because they may be settled entirely or partially in cash upon conversion in a manner that reflects our economic interest cost. The effect of ASC 470-20 on the accounting for our convertible notes is that the equity component is required to be included in the additional paid-in capital section of stockholders’ equity on our Consolidated Balance Sheets, and the value of the equity component would be treated as original issue discount for purposes of accounting for the debt component of our convertible notes. As a result, we have recorded, and will continue to record, a greater amount of non-cash interest expense in current period presented as a result of the amortization of the discounted carrying value of our convertible notes to their face amount over the term of our convertible notes. We will report lower net income in our financial results because ASC 470-20 will require interest to include both the current period’s amortization of the debt discount and the instrument’s coupon interest, which could adversely affect our reported or future financial results, the trading price of our common stock and the trading price of our convertible notes.

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

Exercise or conversion of our Searchlight warrants and/ or convertible notes, may dilute the ownership interest of our existing stockholders, including holders who had previously converted their notes, or may otherwise depress the price of our common stock.

On March 27, 2018, we issued Searchlight Capital (“Searchlight”) warrants to acquire approximately 18.1 million shares of our common stock for $0.01 per share (“Penny Warrants”). The Penny Warrants are exercisable commencing January 21, 2021, but only if the average 45-day volume-weighted average price (“VWAP”) of our common stock equals or exceeds $4.00 per share for 45 consecutive trading days after March 27, 2018. We also issued Searchlight warrants to purchase an additional 13.0 million shares of our common stock for $1.57 per share, which are exercisable commencing on January 1, 2021The exercise of some or all of the warrants and/or the conversion of some or all of our convertible notes (if we deliver shares upon conversion of any of such convertible notes) will dilute the ownership interests of existing stockholders. The dilution from any warrant exercise and/ or conversion of our convertible notes could be substantial. Any sales in the public market of the common stock issuable upon such exercise or conversion or any anticipated sales upon exercise of the warrants or conversion of our convertible notes into shares of our common stock could adversely affect prevailing market prices of our common stock. These factors also could make it more difficult for us to raise funds through future offerings of common stock, warrants or convertible securities, and could adversely impact the terms under which we could obtain additional equity capital. In addition, the existence of our convertible notes may encourage short selling by market participants because the conversion of our convertible notes could be used to satisfy short positions.

Risks Related to Our Common Stock

Our stock price may be volatile. Although we are currently compliant with Nasdaq rules, if our stock price falls below $1.00 per share for 30 consecutive days, Nasdaq may determine to delist our common stock. A delisting would give rise to a repurchase obligation under the indenture for our convertible notes and could have an adverse impact on the trading volume, liquidity and market price of our common stock.

Historically, our common stock has experienced substantial price volatility, particularly as a result of significant fluctuations in our revenue, earnings and margins over the past few years, and variations between our actual financial results and the published expectations of analysts. For example, the closing price per share of our common stock on The Nasdaq Capital Market ranged from a low of $0.87 to a high of $2.92 for the year ended December 31, 2018. If our future operating results or margins are below the expectations of stock market analysts or our investors, our stock price will likely decline. Furthermore, if our stock price falls below $1.00 per share for 30 consecutive days, then Nasdaq may decide to delist our securities.
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

The interests of our largest security holders may conflict with our interests and the interests of our other stockholders.

Based on the information available to us, PAR Investment Partners, L.P. (“PAR”) beneficially owned approximately 31.6% of our outstanding common stock as of December 31, 2018, and was our largest stockholder on that date; and entities affiliated with ABRY Partners beneficially owned approximately 10.3% of our outstanding common stock as of that date. In addition, affiliates of Searchlight hold all of our outstanding Second Lien Notes and warrants to purchase up to an aggregate of 31,065,775 shares of our common stock as described above under the risk factor entitled “Exercise or conversion of our Searchlight warrants and/or convertible notes may dilute the ownership interest of our existing stockholders, including holders who had previously converted their notes, or may otherwise depress the price of our common stock.” As such, our securities are highly concentrated within a limited group of large securityholders. Furthermore, in connection with Searchlight’s purchase of our warrants, we agreed to allow Searchlight to nominate two directors to our Board. Searchlight will continue to have the right to nominate one or two members of our Board (according to a formula based on the number of warrants and/or shares that it holds) so long as it holds at least 25% of the $0.01 exercise price warrants that it originally acquired (and/or the shares issued upon exercise of such warrants).

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

Our stock price has declined significantly over the last 24 months (i.e., by more than 41% since March 2017) and continues to experience volatility. Any of the factors listed below could have a further adverse effect on an investment in our securities, and our securities may trade at prices significantly below the price that you paid for them. In such circumstances, the trading price of our securities may not recover and may experience a further decline. Factors that may affect the trading price of our securities in the future may include:

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

To the extent that we need to raise additional capital in the future and we issue additional shares of common stock, warrants or other securities convertible or exchangeable for our common stock, our then existing stockholders may experience dilution and the new securities may have rights senior to those of our common stock. The issuance of such additional common stock, warrants, or other convertible or exchangeable securities could cause a decline in the market price of our common stock, which could adversely affect investors’ ability to sell shares in the market or our ability to raise additional capital on favorable terms, or at all, in the future or both. Our charter authorizes our Board to issue one or more series of preferred stock and set the terms of the preferred stock without seeking any further approval from our stockholders. Any preferred stock that is issued may rank ahead of our common stock in terms of dividends, liquidation rights or voting rights. If we issue preferred stock, it may adversely affect the market price of our common stock.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None.

ITEM 2.    PROPERTIES

The following table sets forth certain information concerning our principal properties related to our Connectivity and Media & Content segments and our administrative functions (“Corporate”) as of December 31, 2018. We own and lease facilities in the U.S. and abroad. We believe that our facilities are well maintained and are sufficient to meet our current and projected needs.

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

Holders of Record

As of March 14, 2019, there were 91,784,388 shares of our common stock outstanding, which were held by approximately 86 stockholders of record, as reported by our transfer agent. The number of holders of record does not include a substantially greater number of “street name” holders or beneficial holders of our common stock whose shares are held of record by banks, brokers and other financial institutions.

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

We did not purchase any of our equity securities in the fourth quarter of 2018.

Securities Authorized for Issuance Under Equity Compensation Plans

See Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters for important information regarding securities authorized for issuance.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Offerings

On March 27, 2018, the Company sold warrants (the “Searchlight Warrants”) to acquire shares of the Company’s common stock to Searchlight II TBO, L.P. See Note 12 - Common Stock, Stock-Based Awards and Warrants to the Company’s financial statements for a description of the Searchlight Warrants.
Performance Graph

The following graph and table show comparison of the cumulative total stockholder return on our common stock with the cumulative total return of the Russell 2000 Index and the Standard & Poor’s 500 Stock Index (S&P 500 Index) for the five years ended December 31, 2018. The graph and table assume that $100 was invested on the last day of trading for the fiscal year December 31, 2013 in our common stock, the Russell 2000 Index, and the S&P 500 Index, and that all dividends were reinvested.

Comparison of Five-Year Cumulative Return for Global Eagle, the Russell 2000 Index and the S&P 500 Index

	December 31,
	2013	2014	2015	2016	2017	2018
Global Eagle Entertainment Inc.	$100.00	$91.53	$66.38	$43.44	$15.40	$15.00
Russell 2000 Index	$100.00	$103.53	$97.62	$116.63	$131.96	$115.89
S&P 500 Index	$100.00	$111.39	$110.58	$121.13	$144.65	$135.63

The material in this performance graph is not soliciting material, is not deemed filed with the SEC, and is not incorporated by reference in any of our filings under the Securities Act or the Securities Exchange Act of 1934, as amended (the “Exchange Act”), whether made on, before or after the date of this filing and irrespective of any general incorporation language in such filing.

ITEM 6.    SELECTED FINANCIAL DATA

The Consolidated Statements of Operations data for the years ended December 31, 2018, 2017, 2016, 2015, and 2014 and the Consolidated Balance Sheet data as of December 31, 2018, 2017, 2016, 2015, and 2014 are derived from our audited consolidated financial statements included in Item 15. Exhibits and Financial Statement Schedules and previous Annual Reports on Form 10-K. See the explanatory notes to the table for further information.

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

	Year Ended December 31,
	2018	2017	2016 (1)	2015 (2)	2014 (3)
Consolidated Statements of Operations Data:
Revenue	$647,094	$619,469	$529,755	$426,030	$387,735
Cost of sales	512,393	462,120	365,470	279,156	281,873
Gross Margin	134,701	157,349	164,285	146,874	105,862
Operating expenses:
Sales and marketing expenses	37,624	40,938	30,941	17,705	13,287
Product development	32,740	35,608	37,718	28,610	23,010
General and administrative (4)	134,663	148,221	115,195	78,126	69,743
Provision for legal settlements (4)	1,317	1,435	43,446	4,250	8,030
Amortization of intangible assets	38,440	43,955	35,648	26,994	24,552
Goodwill impairment (6)	—	167,000	64,000	—	—
Restructuring charges	—	—	—	—	4,223
Total operating expenses	244,784	437,157	326,948	155,685	142,845
Loss from operations	(110,083)	(279,808)	(162,663)	(8,811)	(36,983)
Other income (expense):
Interest (expense) income, net	(76,218)	(58,454)	(18,198)	(2,492)	88
Loss on extinguishment of debt (7)	—	(14,389)	—	—	—
Income (loss) from equity method investments including impairment losses (5)(8)	(46,310)	(12,424)	3,829	—	(1,500)
Change in fair value of derivatives	97	3,510	25,515	11,938	(6,955)
Other expense, net (5)	(1,017)	(436)	(6,326)	(1,140)	(1,270)
Loss before income taxes	(233,531)	(362,001)	(157,843)	(505)	(46,620)
Income tax (benefit) expense	3,068	(4,887)	(44,911)	1,621	10,574
Net loss	(236,599)	(357,114)	(112,932)	(2,126)	(57,194)
Net income attributable to noncontrolling interest	—	—	—	—	194
Net loss attributable to Global Eagle Entertainment Inc., common stockholders	$(236,599)	$(357,114)	$(112,932)	$(2,126)	$(57,388)

Net loss per share:
Basic	$(2.59)	$(4.07)	$(1.39)	$(0.03)	$(0.78)
Diluted	$(2.59)	$(4.07)	$(1.39)	$(0.18)	$(0.78)

Weighted average shares outstanding:
Basic	91,325	87,733	81,269	77,558	73,300
Diluted	91,325	87,733	81,269	78,394	73,300

	December 31,
	2018	2017	2016 (1)	2015 (2)	2014 (3)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$39,154	$48,260	$50,686	$223,552	$197,648
Working (deficit) capital(9)	$(20,362)	$(11,261)	$(7,537)	$193,293	$146,028
Total assets (10)	$717,087	$860,584	$1,099,435	$637,861	$533,595
Long term liabilities (9)	$731,231	$646,624	$539,301	$118,185	$46,654
Total stockholders’ (deficit) equity	$(226,335)	$(25,475)	$298,997	$353,761	$312,629

(1)	The presented financial information as of and for the year ended December 31, 2016 includes the financial information and activities of our acquired EMC business for the period July 27, 2016 to December 31, 2016.

(2)
The presented financial information as of and for the year ended December 31, 2015, includes the financial information and activities of Western Outdoor Interactive Private Limited (“WOI”) (now part of our Media & Content segment) and certain assets and assumed certain liabilities of RMG Networks Holding Corporation (“RMG”) (now part of our Media & Content segment) for the period July 1, 2015 to December 31, 2015, and Marks Systems, Inc. (or “masFlight”) and NavAero Holding AB (“navAero”) (now part of our Connectivity segment) for the period August 6, 2015 to December 31, 2015.

(3)
The presented financial information as of and for the year ended December 31, 2014, includes the financial information and activities of Purple Inflight Entertainment Private Ltd. (“Purple Inflight Entertainment” or “Purple”) (now part of our Media & Content segment) for the period from August 2, 2014 to December 31, 2014.

(4)
General and Administrative expenses for years preceding December 31, 2016, where applicable, have been adjusted to reflect the reclassification of the provision for legal settlements to a separate line item to conform to the current presentation.

(5)
Other expense, net for the year ended December 31, 2014, has been adjusted to reflect the reclassification of losses from an equity method investment to a separate line item to conform to the current presentation.

(6)
During the year ended December 31, 2017, we determined that goodwill relating to our Maritime & Land Connectivity and Aviation Connectivity reporting units was impaired and we recognized impairment losses of $123.0 million and $44.0 million, respectively. Additionally, during the year ended December 31, 2016, we recorded an impairment loss of $64.0 million to our Maritime & Land Connectivity reporting unit. See Note 5. Goodwill.

(7)
In January 2017, we entered into a new credit agreement consisting of a $500 million senior secured term loan facility and a five-year $85 million senior secured revolving credit facility and concurrently paid-off in full the indebtedness assumed upon the EMC Acquisition of $412.4 million. In connection with this refinancing transaction we incurred a loss on extinguishment of debt of $14.4 million recorded in the statement of operations during the quarter ended March 31, 2017. See Note 9. Financing Arrangements.

(8)
During the fourth quarter of 2018 and 2017, we completed an assessment of the recoverability of our equity method investments and determined that the carrying value of our interest in WMS exceeded the estimated fair value of our interest and, accordingly, we recorded an impairment loss of $51 million and $16.7 million, respectively. See Note 7. Equity Method Investments.

(9)
During the fourth quarter of 2015, we elected to early-adopt the provision of ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes, which simplified the presentation of deferred income taxes by requiring deferred tax assets and liabilities be classified as non-current on the balance sheet. Since this standard was adopted prospectively, the working capital balances for year-end periods preceding December 31, 2015, include the current portion of deferred tax assets and liabilities. The net current deferred tax asset position included above was $4,639 as of December 31, 2014.

(10)
Total assets and total liabilities as of December 31, 2015, have been adjusted retrospectively to reflect our adoption of FASB Accounting Standards Update (“ASU”) No. 2015-03, Interest - Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs, in the first quarter of 2016. This ASU requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with the treatment of debt discount. The adoption of this standard did not affect year end periods presented above preceding December 31, 2015.

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations for the year ended December 31, 2018, and our financial condition at that date, should be read in conjunction with the consolidated financial statements and the notes thereto included in Item 15. Exhibits and Financial Statement Schedules of this Form 10-K. This discussion contains forward-looking statements that reflect our plans, estimates and beliefs and involve numerous risks and uncertainties, including, but not limited to, those described in the “Risk Factors” section of this Form 10-K. Actual results may differ materially from those contained in any forward-looking statements. You should carefully read the “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors” sections of this Form 10-K.

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

For the years ended December 31, 2018, 2017, and 2016, we reported consolidated revenue of $647.1 million, $619.5 million and $529.8 million, respectively. For the years ended December 31, 2018, 2017, and 2016, our Media & Content segment accounted for 49%, 48% and 60% of our total revenue, respectively, and our Connectivity segment accounted for 51%, 52% and 40%, respectively. For the years ended December 31, 2018, 2017, and 2016, one airline customer, Southwest Airlines, accounted for 18%, 19% and 22% of our consolidated revenue, respectively.

2018 Significant Transactions and Developments

Effective April 1, 2018, our board of directors appointed Jeffrey A. Leddy, our current Chief Executive Officer (“CEO”), to the newly created position of Executive Chairman of the Company and appointed Joshua B. Marks to replace Mr. Leddy as CEO. Both Mr. Leddy, as Executive Chairman, and Mr. Marks, as CEO, report directly to the board of directors. Also effective on that date, Mr. Leddy became Chairman of the Board, and Mr. Marks joined our board of directors as a Class I director. As Chair of the Board, Mr. Leddy succeeded Edward L. Shapiro, the Board’s then-current Chairman, and Mr. Shapiro became the Board’s Lead Independent Director.
On March 27, 2018, Searchlight Capital Partners, L.P. (“Searchlight”) invested $150 million of new debt capital into Global Eagle. Searchlight received $150 million aggregate principal amount of the Company’s new second-lien notes due June 30, 2023. The notes include initial payment-in-kind interest at 12% per annum that later converts to payment in cash at 10% per annum. Searchlight received a warrant to purchase approximately 18.1 million shares of Global Eagle common stock for $0.01 per share. This warrant is exercisable commencing on January 1, 2021, but only if the average 45-day volume-weighted average price (“VWAP”) of the Company’s common stock equals or exceeds $4.00 per share for 45 consecutive trading days following March 27, 2018. Searchlight also received a “market warrant” to purchase an additional 13.0 million shares of Global Eagle common stock for $1.57 per share, which is exercisable commencing January 1, 2021.
The net proceeds from the issuance of the second lien notes were approximately $143 million, after payment of fees and expenses. We used a portion of the proceeds to repay the then full outstanding $78 million in principal balance on our revolving credit facility. Subsequently, during the third and fourth quarters of 2018, we borrowed approximately $54.0 million on this facility, with approximately $31.0 million of credit remaining available to us (less approximately $5.6 million in letters of credit attached to the facility). During the beginning of 2019, we paid down a portion of our borrowings and had approximately $40.5 million remaining available capacity under the revolving-credit facility as of March 14, 2019. Cash and cash equivalent balance as of March 14, 2019, was $25.5 million.

During the fourth quarter of 2018, in accordance with ASC 323, Investments—Equity Method and Joint Ventures, we completed an assessment of the recoverability of our equity method investments. We determined that the fair value of our investment in Santander exceeded the carrying value; however, the carrying value of our interest in our WMS joint venture exceeded the estimated fair value of our interest, which management concluded was other than temporary, and accordingly we recorded an impairment charge of $51.0 million relating to our WMS equity investment. This WMS impairment was primarily the result of slower than expected adoption of growth initiatives, reducing our financial projections for the WMS business for 2019 and beyond.

Basis of Presentation

The financial statements are presented on a consolidated basis. The financial information presented for the years ended December 31, 2018 and 2017, are only partially comparable to the financial information presented for the year ended December 31, 2016, which includes the financial information and activities of EMC from the date of acquisition (July 27, 2016) to December 31, 2016 only. The impact of this transaction on comparability should be taken in account when reading the discussion and analysis of our results of operations and cash flows. Furthermore, the presented financial information for the years ended December 31, 2018, 2017 and 2016 also reflect other one-time costs and impairment charges that are directly associated with the business combinations discussed herein.

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

Our Connectivity segment is dependent on satellite-capacity providers for satellite bandwidth and certain equipment and servers required to deliver the satellite stream, rack space at the supplier’s data centers to house the equipment and servers and network operations service support. Through our acquisition of Emerging Markets Communications (“EMC”) on July 27, 2016

(the “EMC Acquisition”), we expanded the number of our major suppliers of satellite capacity and became a party to an agreement with Intelsat S.A. We also purchase radomes, satellite antenna systems and rings from key suppliers. Any interruption in supply from these important vendors could have a material impact on our ability to sell equipment and/or provide connectivity services to our customers. In addition, some of our satellite-capacity providers (many of whom are well capitalized) are now entering our markets and have begun competing with our service offerings, which has challenged our business relationships with them and created additional competition in our industry.

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

The success of our business depends, in part, on the secure and uninterrupted performance of our information technology systems. An increasing number of companies have disclosed cybersecurity breaches, some of which have involved sophisticated and highly targeted attacks on their computer networks. Despite our efforts to prevent, detect and mitigate these threats, including continuously working to install new, and upgrade our existing, information technology systems and increasing employee awareness around phishing, malware, and other cyber risks, there is no guarantee that such measures will be successful in protecting us from a cyber attack. For example, a security-industry consultant informed us that he discovered an in-flight WiFi system vulnerability that could allow a third party to access through the Internet on-aircraft equipment utilized in our passenger connectivity system. Following receipt of this report, we identified the source of the vulnerability and resolved it. We notified the affected airline customers and launched an investigation to determine full scope and impact of the issue, including by hiring third party consultants. We determined that no compromise of passenger data occurred. Moreover, we determined that there was no risk to the safe operation of any flight, as we design our systems to be independent from critical aircraft and flight systems. We also consulted with the Aviation Information Sharing and Analysis Center, an industry group whose members are leaders in the airline, airport, platform, satellite, engine, and equipment manufacturing segments of the aviation industry. We will continue to respond to any reported cybersecurity threats as they are identified to us and work with our suppliers, customers and experts to quickly mitigate any threats, but we believe that incidents of this nature are inherent in our industries and sectors and will continue to represent a significant reputational and business risk to our Connectivity segment’s growth and prospects, and those of our overall industries and sectors.

Our cost of sales, the largest component of our operating expenses, varies from period to period, particularly as a percentage of revenue, based upon the mix of the underlying equipment and service revenue that we generate. Cost of sales also varies period-to-period as we acquire new customers to grow our Connectivity segment. During 2018, we have continued to increase our investment in satellite capacity over North America and the Middle East to facilitate the growth of our existing and new connectivity customer base, which has included purchases of satellite transponders. Depending on the timing of our satellite expenditures, our cost of sales as a percentage of our revenue may fluctuate from period to period.

A substantial amount of our Connectivity segment’s revenue is derived from Southwest Airlines, a U.S. based airline. Our contract with Southwest Airlines provides for a term of services through 2025 and includes a commitment from Southwest for live television services. We have continued to install our connectivity systems on additional Southwest Airlines aircraft. Under the contract, we committed to deploy increased service capacity (and our patented technology) to deliver a significantly enhanced passenger experience. Starting on July 1, 2017, we transitioned to a “monthly recurring charge” revenue model with Southwest Airlines that provides us with long-term revenue visibility. The contract also provides for additional rate cards for ancillary services and the adoption of a fleet management plan.

We plan to further expand our connectivity operations internationally to address opportunities in non-U.S. markets. As we expand our business further internationally in places such as the Middle East, Europe, Asia Pacific and Latin America, we will continue to incur significant incremental upfront expenses associated with these growth opportunities.

Material Weaknesses

We expect to continue to expend significant time and resources remediating material weaknesses in our internal control over financial reporting. These weaknesses relate our entity level control environment, financial statement close and reporting process, intercompany process, business combination, inventory, content library, internally developed software, long lived assets, goodwill impairment, accounts payable and accrued liabilities, revenue processes, license fee accruals, income taxes, payroll, treasury, and information technology processes.

We are strongly committed to addressing these material weaknesses, which we believe will strengthen our business and continue to work on and enhance our remediation plan. However, we are uncertain as to our timing to complete the remediation, the extent to which such efforts will deplete our cash reserves and our ability to succeed in the remediation. If we are unable to establish and maintain effective internal control over financial reporting, we may not be able to detect and prevent a material misstatement in our financial statements, and we may be unable to timely file our periodic SEC reports or identify and forecast certain business trends and certain aspects of our financial performance, which could negatively impact our ability to focus on and achieve our business objectives. See Item 9A: Controls and Procedures for a discussion of our material weaknesses and remediation efforts.

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

Connectivity Segment Revenue

We currently generate our Connectivity revenue through the sale of equipment and through our satellite-based Internet and related service offerings. Our equipment revenue is based on the sale and corresponding support of our connectivity equipment to our customers. Our service revenue is based on the fees paid by customers and/or their passengers for the delivery of in-flight services, such as Internet access and live television, and to a lesser extent from revenue sharing arrangements with customers for Internet based services used by their passengers.

Where we enter into revenue sharing arrangements with our customers, and we act as the principal, we report the underlying revenue on a gross basis in our Consolidated Statements of Operations, and record the revenue-sharing payments in costs of sales. In determining whether to report revenue gross for the fees received from our customers, we assess whether we are primarily responsible for fulfilling the promise to provide the specified good or service, have inventory risk, and have discretion in establishing prices with the airlines.

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

Operating Expenses

Operating expenses consist of cost of sales, sales and marketing expenses, product development, general and administrative, provision for legal settlements, amortization of intangible assets and goodwill impairment. Included in our operating expenses are non-cash expenses for stock-based compensation and depreciation associated with our capital expenditures.

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

Equipment. Equipment costs of sales are substantially comprised of the costs we pay to third parties to acquire our equipment and are originally classified as inventories on our Consolidated Balance Sheet upon receipt of goods. Upon sale, equipment costs of sales are recorded when control passes to the customer, which is aligned with our equipment revenue recognition.

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
General and Administrative

General and administrative expenses consist primarily of personnel costs from our executive, legal, finance, human resources and information technology organizations and facilities related expenditures, as well as third party professional fees, insurance and bad debt expenses. Professional fees largely comprise outside legal, accounting and information technology consulting services.

Provision for Legal Settlements

During the years ended December 31, 2018 and 2017, we did not incur significant charges relating to provisions for legal settlements. During the year ended December 31, 2016, we incurred legal settlement charges of $43.4 million in the aggregate. This included $38.6 million to settle litigation with major record labels relating to sound recording liabilities, which we refer in this Form 10-K from time to time to as our “Sound Recording Settlements.” In addition, in October 2016, we entered into a settlement agreement with American Airlines pursuant to which we paid approximately $3.7 million to settle our outstanding litigation with American Airlines (this litigation was also related to our sound recording liabilities). The remaining $1.1 million reflected in the provision for legal settlements includes charges for other loss contingencies.

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

In addition, during the first quarter of 2017, we identified triggering events due to a significant decline in our market capitalization which we believe was driven by investor uncertainty around our liquidity position and the previous delinquency of our SEC filing status. Accordingly, we assessed the fair value of our three reporting units as of March 31, 2017, and as a result, we recorded a goodwill impairment charge of $78.0 million related to our Maritime & Land Connectivity reporting unit. We again assessed the fair value of our three reporting units as of December 31, 2017, and determined that the fair value of the Media & Content reporting unit exceeded its carrying value, while the fair value of the Maritime & Land Connectivity and Aviation Connectivity reporting units were below their carrying values. As such, we recorded impairment charges of $45.0 million and $44.0 million in our Maritime & Land Connectivity and Aviation Connectivity reporting units, respectively, during the fourth quarter of 2017. The impairments in our Maritime & Land Connectivity segment were primarily due to lower than expected financial results of the reporting Maritime & Land Connectivity reporting unit due to delays in new maritime installations, slower than originally estimated execution of EMC Acquisition-related synergies and other events (e.g., significant management turnover) that occurred in the first quarter of 2017, resulting in a higher degree of uncertainty in achieving our financial projections. Additionally, we adjusted the assumptions used in the impairment analysis and increased the discount rate used in the impairment model, which negatively impacted the fair value of both the Maritime & Land Connectivity and Aviation Connectivity reporting units. The total goodwill impairment recorded during the year ended December 31, 2017, was $167.0 million.

We did not record any goodwill impairment during the year ended December 31, 2018.

See Note 2. Basis of Presentation and Summary of Significant Accounting Policies to the consolidated financial statements contained herein for further discussion of our goodwill impairment.

Stock-Based Compensation

Included in our operating expenses are expenses associated with stock-based compensation, which are allocated and included in cost of sales, sales and marketing, product development and general and administrative expenses, as applicable. Stock-based compensation expense largely comprises costs associated with stock options and restricted stock units granted to our directors, employees and consultants. We record the fair value of these equity-based awards at their cost ratably over related vesting periods. In addition, stock-based compensation expense includes the cost of options to purchase common stock issued to certain senior non-employees.

As of December 31, 2018, we had approximately $26.5 million of unrecognized employee related stock-based compensation, net of estimated forfeitures, which we expect to recognize over a weighted average period of approximately 2.22 years. Stock-based compensation expense increased throughout 2018 compared to 2017 as a result of additional stock-based awards that we have issued to continue to attract and retain employees and non-employee directors.

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

Equity Method Investment Impairment
During the fourth quarter of 2018, in accordance with ASC 323, Investments—Equity Method and Joint Ventures, we completed an assessment of the recoverability of our equity method investments. We determined that the fair value of our investment in Santander exceeded the carrying value; however, the carrying value of our interest in our WMS joint venture exceeded the estimated fair value of our interest, which management concluded was other than temporary, and accordingly we recorded an impairment charge of $51.0 million relating to our WMS equity investment. This WMS impairment was primarily the result of slower than expected adoption of growth initiatives, reducing our financial projections for the WMS business for 2019 and beyond.

We conducted a similar assessment during the fourth quarter of 2017 and determined that the fair value of our investment in Santander exceeded the carrying value; however, the carrying value of our interest in our WMS joint venture exceeded the estimated fair value of our interest, which management concluded was other than temporary, and accordingly, we recorded an impairment charge of $16.7 million relating to our WMS equity investment. This WMS impairment was primarily as a result of lower than expected financial results for year ended December 31, 2017 due to the loss of a roaming partner. This resulted in a decline in revenue and margin which was not expected to recover in the foreseeable future, causing us to reduce our financial projections for the WMS business for 2018 and beyond.

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

We currently believe that based on the available information, it is more likely than not that some of our deferred tax assets will not be realized, and accordingly we have recorded a valuation allowance against certain of our federal, state and foreign deferred tax assets. As of December 31, 2018, and 2017, we had approximately $374.5 million and $283.5 million respectively, of federal operating loss carry-forward and $161.2 million and $146.2 million, respectively, of state operating loss carry-forward available to offset future taxable income which expire in varying amounts beginning in 2019 for federal and 2024 for state purposes if unused. In addition, we had foreign net operating losses carryforward from various jurisdictions of $220.1 million and $124.0 million as of December 31, 2018 and 2017, respectively. The foreign net operating loss carryforwards begin to expire in varying amounts beginning in 2019.

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

Critical Accounting Estimates

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

We believe the areas of revenue recognition (including allowance for doubtful accounts), impairment of goodwill, equity method impairment, and impact of recent tax cuts and jobs act, as described in proceeding paragraphs, require the most complex and subjective judgments in our business operations for the current year and have significant impact to our accounting assessments, and hence, are critical to understanding and evaluating our reported financial results. For further discussions of our significant policies relating to these accounting estimates, see Note 2. Basis of Preparation and Summary of Accounting Policies.

Revenue Recognition

In accordance with the ASC 606 revenue recognition policy, we account for a contract with a customer when an approved contract exists, the rights of the parties are identified, payment terms are identified, the contract has commercial substance and the collectability of substantially all of the consideration is probable. Revenue is recognized as we satisfy performance obligations by transferring a promised good or service to a customer.

Our assessments regarding the timing of transfer of control and revenue recognition for each business segment are summarized below and further detailed in Note 2. Basis of Preparation and Summary of Accounting Policies — Revenue Recognition:

•
Media & Content – specific to the sale and/or licensing of media content and the related technical services, such as digital delivery of media advertising, encoding of video & music products, development of graphical interfaces and provision of materials, we consider control to have transferred when: (i) the content has been delivered, and (ii) the services required under the contract have been performed. Revenue recognition is dependent on the nature of the customer contract. Content licenses to customers are typically categorized into usage-based or flat fee-based fee structures. For usage-based fee structures, revenue is recognized as the usage occurs. For flat-fee based structures revenue is recognized upon the available date of the license, typically at the beginning of each cycle, or straight-line over the license period.

•
Connectivity – we provide satellite-based Internet services and related technical and network support services, as well as the physical equipment to enable connectivity. For Aviation, the revenue is recognized over time as control is transferred to the customer (i.e. the airline), which occurs continuously as customers receive the bandwidth/ connectivity services. Equipment revenue is recognized when control passes to the customer, which is at the later of shipment of the equipment to the customer or obtaining the Supplemental Type Certificates (“STC”), as applicable. For Maritime and Land, revenue is recognized over time as the customer receives the bandwidth/ connectivity services. Certain of the Company’s contracts involve a revenue sharing or reseller arrangement to distribute the connectivity services. The Company assesses these services under the principal versus agent criteria and determined that the Company acts in the role of an agent and accordingly records such revenues on a net basis.

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

Goodwill is tested for impairment at the reporting unit level, which is the same or one level below an operating segment. Following the EMC Acquisition in July 2016, we managed our businesses in three reporting units, Media & Content, Aviation Connectivity and Maritime & Land Connectivity. We evaluate goodwill for impairment at the reporting unit level annually as of December 31 or when an event occurs, or circumstances change that indicates the carrying value may not be recoverable. During the first quarter of 2017, we adopted ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Accounting for Goodwill Impairment. Under the then newly adopted guidance, the optional qualitative assessment, referred to as “Step 0”, and the first step of the quantitative assessment (“Step 1”) remained unchanged from the prior guidance. However, the requirement to complete the second step (“Step 2”), which involved determining the implied fair value of goodwill and comparing it to the carrying amount of that goodwill to measure the impairment loss, was eliminated. As a result, Step 1 will be used to determine both the existence and amount of goodwill impairment. An impairment loss will be recognized for the amount by which the reporting unit’s carrying amount exceeds its fair value, not to exceed the carrying amount of goodwill in that reporting unit.

Equity Method Impairment

Equity method investments are accounted for under ACS 323-10. Under this guidance, the total carrying amount of the equity-method investment should be reviewed for impairment (ASC 350-20-35-59) at least annually or when indicators exist that suggest the value of equity method investments may be impaired. ASC 323-10-35-32 states that the impairment standard governing equity method investments calls for an impairment to be recorded when a decline in value of an investment is considered to be “other than a temporary decline.” As of December 31, 2018, we performed the impairment analysis per the 3-step approach for identifying and accounting for an impairment: (1) determined whether an investment is impaired; (2) evaluate whether an impairment is “other-than-temporary”; and (3) measure and recognize an other-than-temporary impairment.
ASC 360-20 requires that if an impairment test of goodwill and any other assets that are held for use are required at the same time, impairment tests of all other assets (e.g., inventory, long-lived assets, equity method investments) should be completed and reflected in the carrying amount of the reporting unit prior to the completion of the goodwill impairment test. In accordance with this guidance, management performed the ASC 323 Equity Method Investments and Joint Ventures Impairment Analysis prior to completing the Goodwill impairment assessment. As the above analysis concluded that an “other than temporary impairment” existed as of December 31, 2018, the reduced carrying amount has been recorded as the new carrying value of the investment as it pertains to the carrying amount included in the reporting unit for the purposes of the ASC 350 Goodwill impairment analysis.
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

The Act also adds many new provisions including changes to bonus depreciation, the deduction for executive compensation and interest expense, a tax on global intangible low-taxed income (GILTI), the base erosion anti-abuse tax (BEAT) and a deduction for foreign-derived intangible income (FDII). BEAT provisions do not apply to the Company in 2018. The Company will continue to assess the facts in order to determine when the provisions become applicable. The GILTI provisions are fully offset by current year losses.

On December 22, 2017, Staff Accounting Bulletin No. 118 (“SAB 118”) was issued to address the application of generally accepted accounting principles in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the 2017 Act.

In accordance with SAB 118, we had estimated the impacts of the Tax Act using information known or knowable at this time, including an income tax benefit of $4.6 million in the year ended December 31, 2017, reflecting the revaluation of our net deferred tax liability based on a U.S. federal tax rate of 21 percent. As a result of finalizing the repatriation income pursuant to the Tax Act, the Company recognized income, net of dividend received reduction, in the amount of $21.7 million, which was fully offset by the net operating loss and had no material impact to the current tax positions.

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

	Year Ended December 31,
	2018	2017	2016
Revenue	$647,094	$619,469	$529,755
Cost of sales	512,393	462,120	365,470
Gross margin	134,701	157,349	164,285
Operating expenses
Sales and marketing	37,624	40,938	30,941
Product development	32,740	35,608	37,718
General and administrative	134,663	148,221	115,195
Provision for legal settlements	1,317	1,435	43,446
Amortization of intangible assets	38,440	43,955	35,648
Goodwill impairment	—	167,000	64,000
Total operating expenses	244,784	437,157	326,948
Loss from operations	(110,083)	(279,808)	(162,663)
Other income (expense), net:
Interest expense, net	(76,218)	(58,454)	(18,198)
Loss on extinguishment of debt	—	(14,389)	—
Income (loss) from equity method investments including impairment losses	(46,310)	(12,424)	3,829
Change in fair value of derivatives	97	3,510	25,515
Other expense, net	(1,017)	(436)	(6,326)
Loss before income taxes	(233,531)	(362,001)	(157,843)
Income tax provision (benefit)	3,068	(4,887)	(44,911)
Net loss	$(236,599)	$(357,114)	$(112,932)

Net loss per share:
Basic	$(2.59)	$(4.07)	$(1.39)
Diluted	$(2.59)	$(4.07)	$(1.39)

Weighted average shares outstanding:
Basic	91,325	87,733	81,269
Diluted	91,325	87,733	81,269

The following table provides the depreciation expense included in the above line items (in thousands):

	Year Ended December 31,
	2018	2017	2016
Depreciation expense:
Cost of sales	$42,535	$29,798	$10,855
Sales and marketing	3,553	3,219	1,793
Product development	3,257	3,478	2,186
General and administrative	12,560	10,009	6,677
Total	$61,905	$46,504	$21,511

The following table provides the stock-based compensation expense included in the above line items (in thousands):

	Year Ended December 31,
	2018	2017	2016
Stock-based compensation expense:
Cost of sales	$547	$300	$313
Sales and marketing	498	423	629
Product development	753	634	994
General and administrative	11,019	6,228	8,811
Total	$12,817	$7,585	$10,747

The following table provides our results of operations, as a percentage of revenue, for the periods presented:

	Year Ended December 31,
	2018	2017	2016
Revenue	100%	100%	100%
Cost of sales	79%	75%	69%
Operating expenses:
Sales and marketing	6%	7%	6%
Product development	5%	6%	7%
General and administrative	21%	24%	22%
Provision for legal settlements	—%	—%	8%
Amortization of intangible assets	6%	7%	7%
Goodwill impairment	—%	27%	12%
Total operating expenses	38%	71%	62%
Loss from operations	(17)%	(45)%	(31)%
Other expense (income), net	(19)%	(13)%	1%
Loss before income taxes	(36)%	(58)%	(30)%
Income tax provision (benefit)	—%	(1)%	(8)%
Net loss attributable to Global Eagle Entertainment Inc. common stockholders	(37)%	(58)%	(21)%

Operating Segments

The following table sets forth our contribution profit for each operating segment in the periods presented (in thousands):

	Year Ended December 31,
	2018	2017	2016
Revenue:
Media & Content	$315,409	$298,935	$318,064

Connectivity:
Services	290,818	282,985	178,471
Equipment	40,867	37,549	33,220
Total	331,685	320,534	211,691
Total revenue	$647,094	$619,469	$529,755
Cost of sales:
Media & Content	$225,318	$217,909	$214,028
Connectivity:
Services	255,546	210,710	122,674
Equipment	31,529	33,501	28,768
Total	287,075	244,211	151,442
Total cost of sales	$512,393	$462,120	$365,470
Contribution profit:
Media & Content	$90,091	$81,026	$104,036
Connectivity	44,610	76,323	60,249
Total contribution profit	134,701	157,349	164,285
Other operating expenses	244,784	437,157	326,948
Loss from operations	$(110,083)	$(279,808)	$(162,663)

Comparison of Results of Operations for the fiscal years ended December 31, 2018, 2017 and 2016:
Revenue

Media & Content

The revenue for Media & Content for each of the three years ended December 31, 2018 was as follows (in thousands):

	Year Ended December 31,			% Change
	2018	2017	2016	2017 to 2018	2016 to 2017
Licensing and services	$315,409	$298,935	$318,064	6%	(6)%

Licensing and Services Revenue

2018 compared to 2017. Licensing and services revenue for Media & Content increased by $16.5 million, or 6%, to $315.4 million for the year ended December 31, 2018 from $298.9 million for the year ended December 31, 2017. The increase was primarily driven by a ramp up in content programming for previously announced new customer contracts as well as expanded content programming with several of our existing airline partners.

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

Connectivity

The revenue for Connectivity for each of the three years ended December 31, 2018 was as follows (in thousands):

	Year Ended December 31,			% Change
	2018	2017	2016	2017 to 2018	2016 to 2017
Services	$290,818	$282,985	$178,471	3%	59%
Equipment	40,867	37,549	33,220	9%	13%
Total	331,685	320,534	211,691	3%	51%

Connectivity Services Revenue

2018 compared to 2017. Services revenue for Connectivity increased $7.8 million, or 3%, to $290.8 million for the year ended December 31, 2018, from $283.0 million for the year ended December 31, 2017. The increase in services revenue was predominantly driven by new aircraft, marine-vessel and land-site installations.

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

Connectivity Equipment Revenue

2018 compared to 2017. Equipment revenue for Connectivity increased by $3.3 million, or 9%, to $40.9 million for the year ended December 31, 2018 from $37.5 million for the year ended December 31, 2017. The increase was primarily as a result of increased aviation equipment shipments in the fourth quarter of 2018 for Air France and additional aircraft for Southwest Airlines and other existing customers.

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

Cost of Sales

Media & Content

The cost of sales for Media & Content for each of the three years ended December 31, 2018 was as follows (in thousands):

	Year Ended December 31,			% Change
	2018	2017	2016	2017 to 2018	2016 to 2017
Cost of sales	$225,318	$217,909	$214,028	3%	2%

2018 compared to 2017. Cost of sales for Media & Content increased by $7.4 million, or 3%, to $225.3 million for the year ended December 31, 2018 from $217.9 million for the year ended December 31, 2017. As a percentage of Media & Content revenue, cost of sales for Media & Content declined to 71% for the year ended December 31, 2018 compared to 73% for the year ended December 31, 2017. The improvement in cost as a percentage of revenue was due to improved licensing procurement and operational processes.

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

Connectivity

The cost of sales for Connectivity for each of the three years ended December 31, 2018 was as follows (in thousands):

	Year Ended December 31,			% Change
	2018	2017	2016	2017 to 2018	2016 to 2017
Services	$255,546	$210,710	$122,674	21%	72%
Equipment	31,529	33,501	28,768	(6)%	16%
Total	$287,075	$244,211	$151,442	18%	61%

2018 compared to 2017. Cost of sales for Connectivity services increased $44.8 million, or 21%, to $255.5 million for the year ended December 31, 2018 from $210.7 million for the year ended December 31, 2017. As a percentage of Connectivity revenue, Connectivity cost of sales increased to 87% for the year ended December 31, 2018 compared to 76% for the year ended December 31, 2017. The increase was primarily the result of our increased investment in satellite network capacity to support increased bandwidth requirements of both new and existing customers.

Cost of sales for Connectivity equipment decreased $2.0 million, or 6%, to $31.5 million for the year ended December 31, 2018 from $33.5 million for the year ended December 31, 2017. The decrease was primarily the result of product mix.

2017 compared to 2016. Cost of sales for Connectivity services increased $88.0 million, or 72%, to $210.7 million for the year ended December 31, 2017 from $122.7 million for the year ended December 31, 2016. The increase was primarily the result of the EMC Acquisition, consummated in July 2016. EMC operations contributed $134.8 million of Connectivity services cost of sales for the year ended December 31, 2017 compared to $55.5 million for the year ended December 31, 2016, an increase of $79.3 million. The remaining increase of $8.7 million was predominantly driven by increased TV costs due to an increase in the quantity and selection of channels provided to our customers along with an increase in depreciation expense as a result of our Tranche 1 and 2 transponders acquired from SES.

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

Other Operating Expenses

Other operating expenses for each of the three years ended December 31, 2018 were as follows (in thousands):

	Year Ended December 31,			% Change
	2018	2017	2016	2017 to 2018	2016 to 2017
Sales and marketing	$37,624	$40,938	$30,941	(8)%	32%
Product development	32,740	35,608	37,718	(8)%	(6)%
General and administrative	134,663	148,221	115,195	(9)%	29%
Provision for legal settlements	1,317	1,435	43,446	(8)%	(97)%
Amortization of intangible assets	38,440	43,955	35,648	(13)%	23%
Goodwill impairment	—	167,000	64,000	(100)%	161%
Total	$244,784	$437,157	$326,948	(44)%	34%

Sales and Marketing

2018 compared to 2017. Sales and marketing expenses decreased by $3.3 million, or 8%, to $37.6 million for the year ended December 31, 2018 from $40.9 million for the year ended December 31, 2017. The decrease was primarily driven by integration of our global sales teams and associated workforce reduction.

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

Product Development

2018 compared to 2017. Product development expenses decreased $2.9 million, or 8%, to $32.7 million for the year ended December 31, 2018 from $35.6 million for the year ended December 31, 2017. The decrease was predominantly due to completion of principal development work on our Airconnect Global antenna system.

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

General and Administrative

2018 compared to 2017. General and administrative expense decreased $13.6 million, or 9%, to $134.7 million for the year ended December 31, 2018 from $148.2 million for the year ended December 31, 2017. General and Administrative expenses as a percent of revenues, decreased to 21% in 2018 from 24% in 2017 due to lower professional and outside services costs, including reductions in advisory services, audit fees, legal fees, and outside contractors in 2018.

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

Provision for Legal Settlements

2018 compared to 2017. The provision for legal settlements declined $0.1 million, or 8%, to $1.3 million during the year ended December 31, 2018 compared to $1.4 million for the year ended December 31, 2017. See Note 10. Commitments and Contingencies to our consolidated financial statements contained herein for a discussion of certain legal proceedings in which we are involved.

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

Amortization of Intangible Assets

2018 compared to 2017. Amortization expense decreased by $5.5 million, or 13%, to $38.4 million for the year ended December 31, 2018 from $44.0 million for the year ended December 31, 2017. The decrease was due to a portion of our acquired intangible assets from prior acquisitions becoming fully amortized during the year.

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

Goodwill Impairment

2018 compared to 2017. We did not record any goodwill impairments during the year ended December 31, 2018.

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

Other Income (Expense)

Other income (expense) for each of the three years ended December 31, 2018 was as follows (in thousands):

	Year Ended December 31,			% Change
	2018	2017	2016	2017 to 2018	2016 to 2017
Interest expense, net	$(76,218)	$(58,454)	$(18,198)	30%	221%
Loss on extinguishment of debt	—	(14,389)	—	(100)%	100%
Income (loss) from equity method investments including impairment losses	(46,310)	(12,424)	3,829	273%	(424)%
Change in fair value of derivatives	97	3,510	25,515	(97)%	(86)%
Other expense, net	(1,017)	(436)	(6,326)	133%	(93)%
Total	$(123,448)	$(82,193)	$4,820	50%	(1,805)%

2018 compared to 2017. Other income (expense) resulted in an expense of $123.4 million for the year ended December 31, 2018 compared to expense of $82.2 million for the year ended December 31, 2017. The $41.3 million increase in expense is principally due to an increase of $34.3 million in impairment charges relating to our WMS equity investment, as well as an increase in interest expense, net, as a result of our increased levels of debt which grew $90.5 million from the prior year. Refer to Note 7. Equity Method Investment, for further details on this impairment and to Note 9. Financing Arrangements, for details of our Long-Term debt

2017 compared to 2016. Other income (expense) resulted in an expense of $82.2 million for the year ended December 31, 2017 compared to income of $4.8 million for the year ended December 31, 2016. The $87.0 million increase in expense is principally due to the increase in net interest expense of $40.3 million primarily as a result of the debt assumed with the EMC Acquisition, the loss on extinguishment of debt of $14.4 million arising as a result of the subsequent refinancing of this EMC indebtedness into a larger credit facility during the year ended December 31, 2017 and an impairment charge of $16.7 million in our equity method investment in WMS, which was offset by equity in income from WMS and Santander of $4.8 million. The remainder of the increase in expense resulted from the recording of the change in fair value of our Public SPAC warrants (which expired worthless on January 31, 2018) of $3.5 million of income for the year ended December 31, 2017 compared to income of $25.5 million for the year ended December 31, 2016. This was partially offset by a reduction in other expenses of $5.9 million, predominantly due to the write-off of a $4.4 million related-party loan and $0.9 million loss on disposal of property, plant and equipment both recorded in the year ended December 31, 2016.

Income Tax Provision (Benefit)

2018 compared to 2017. Income tax provision was $3.1 million for the year ended December 31, 2018 compared to income tax benefit of $4.9 million for the year ended December 31, 2017. The tax provision during the year ended December 31, 2018, is primarily due to foreign operations and foreign income tax withholding. The tax benefit during the year ended December 31, 2017, was primarily due to the reduction of the U.S. federal tax rate to 21% and tax benefits from restructuring, offset by foreign withholding taxes.

2017 compared to 2016. Income tax benefit was $4.9 million for the year ended December 31, 2017 compared to income tax benefit of $44.9 million for the year ended December 31, 2016. The tax benefit during the year ended December 31, 2017 was primarily due to the reduction of the U.S. federal tax rate to 21% and tax benefits from restructuring, offset by foreign withholding taxes. The tax benefit during the year ended December 31, 2016 was primarily attributable to the release of valuation allowance on deferred tax assets, which was offset against the deferred tax liabilities recorded in connection with the EMC Acquisition.

Liquidity and Capital Resources

Current Financial Condition

As of December 31, 2018, our principal sources of liquidity were our unrestricted cash and cash equivalents of $39.2 million, which primarily are invested in cash and money market funds in banking institutions in the U.S., Canada and Europe and to a lesser extent in Asia Pacific. This represents a decrease of $9.1 million from $48.3 million as of December 31, 2017. Our long-term debt balance (inclusive of the current portion) increased from $619.1 million at December 31, 2017 to $709.6 million at December 31, 2018, due to our second lien notes issued to Searchlight in the aggregate amount of $128.2 million, net of discounts (discussed in more detail in the paragraph below). As of December 31, 2018, we had $509.3 million, net of discounts, in term and revolving loans outstanding, and $70.4 million, net of discounts, in aggregate convertible loans, as well as other debt outstanding of $1.7 million. Please see “—Long Term Debt” below and Note 9. Financing Arrangements to the consolidated financial statements contained herein for a discussion of our senior secured credit agreement entered into on January 6, 2017 (the “2017 Credit Agreement”), and convertible notes. We used the proceeds of these issuances to repay then-existing indebtedness, to fund our working capital and capital expenditure requirements and for general corporate purposes.

On March 27, 2018, Searchlight Capital Partners, L.P. (“Searchlight”) invested $150 million of new debt capital into Global Eagle. The Searchlight investment provided net proceeds of $143.0 million in exchange for the $150.0 million in aggregate principal amount of our Second Lien Notes. This was combined with warrants issued to Searchlight to acquire an aggregate of 18,065,775 shares of our common stock, at an exercise price of $0.01 per share (the “Penny Warrants”) and warrants to acquire an aggregate of 13,000,000 shares of our common stock, at an exercise price of $1.57 per share (the “Market Warrants”). We used the proceeds of this indebtedness to repay then-existing indebtedness (including the then existing balance on our 2017 Revolving Loans), to fund our working capital and capital expenditure requirements and for general corporate purposes. Please see Note 9. Financing Arrangements for a discussion of our indebtedness.
As of and for the year ended December 31, 2018, we had a working capital deficiency of $20.4 million and negative cash flows from operating activities of $74.1 million, primarily due to a net loss of $236.6 million. Our cash flows from operating activities are significantly affected by our investments in operations, including working capital and corporate infrastructure to support our ability to generate revenue and conduct operations through cost of services, product development, sales and marketing and general and administrative activities. Cash used in investing activities has historically been, and is expected to be, impacted significantly by our investments in our platform, our infrastructure and equipment for our business offerings and investment in our information technology systems. Cash provided by financing activities has been significantly impacted by our refinancing of legacy EMC indebtedness with the 2017 Credit Agreement during the year ended December 31, 2017 and the issuance of the Second Lien Notes during the year ended December 31, 2018. Historically, cash used for financing activities included repurchases of our common stock, warrant repurchases, and the repayment of debt. During the year ended December 31, 2018, cash provided by financing activities has been used to fund our operating losses as our operating and investing cash flows were negatively impacted by incremental working capital needs and increased capital expenditures as we continue to restructure our operations and ramp up our business for both new customer wins and volume and capacity growth with our existing customers.

In an effort to lower our operating expenses, we have been implementing an operating expense savings initiative, which includes global footprint consolidation, simplification of our management structure, additional cost controls, IT programs that will increase efficiency and automation, and other operating expense reductions. In connection with this initiative, in February 2019, we committed to reduce our global workforce by approximately 15%. The changes to our workforce will vary by country, based on legal requirements and required consultations with works councils and other employee representatives, as appropriate. We estimate that we will generate approximately $20 million in annual savings and will incur total expenses relating to the workforce reduction of approximately $4.5 million, all of which represents cash expenditures relating to severance and transition-related expenses. Of this total amount, we expect to record substantially all of the expense in the first quarter of 2019, with the remaining amounts to follow in the second and third quarters of 2019.

We expect our available cash balances and cash flows from operations (combined with any availability under the revolving credit facility under the 2017 Credit Agreement) to provide sufficient liquidity to fund our current obligations and projected working-capital and capital expenditure requirements for at least the next 12 months. To strengthen our current liquidity position and to fund our ongoing operations and/or enable us to invest in new business opportunities, we may implement additional cost reduction initiatives and/or raise additional funds through asset sales, commercial financings and new revolving and term-loan facilities and through the issuance of bonds, debentures, notes and equity and equity-linked securities (in public or private offerings). However, market conditions, our future financial performance and our history of delays in filing our periodic SEC reports, among other factors, may make it difficult or impossible for us to access debt or equity sources of capital, on favorable terms or at all, should we determine in the future to raise additional funds through these methods.

The assessment by management that we will have sufficient liquidity to fund current obligations and projected working-capital and capital expenditure requirements for at least the next 12 months from the date of filing this Form 10-K is based on underlying estimates and assumptions, including that we: (i) remain current in our SEC public-reporting obligations; (ii) service our indebtedness and comply with the covenants (including the financial reporting covenants) in the agreements governing our indebtedness; and (iii) remain listed on The Nasdaq Stock Market. We are currently in compliance with all financial and non-financial covenants under the 2017 Credit Agreement and the ongoing listing requirements of The Nasdaq Stock Market.
Cash and Cash Equivalents

Our cash and cash equivalents are maintained at several financial institutions. Deposits held may exceed the amount of insurance provided on such deposits. Our deposits may be redeemed upon demand and are maintained with a financial institution of reputable credit and, therefore, bear minimal credit risk. Approximately $17.7 million of our cash and cash equivalents as of December 31, 2018, was held by our non-U.S. subsidiaries. As and if we decide to repatriate our non-U.S. cash holdings, we may incur a tax liability under U.S. tax laws on any amount that we repatriate into the U.S. In the event we elect to repatriate any of these funds, we believe we have sufficient net operating losses for the foreseeable future to offset any U.S. tax owed on repatriated income. As a result, we do not expect any such repatriation would create a tax liability in the U.S. or have a material impact on our effective tax rate.

Cash Flows

A summary of our cash flow activities was as follows (in thousands):

	Year Ended December 31,
	2018	2017	2016
Net cash used in operating activities	$(74,110)	$(67,537)	$(39,300)
Net cash used in investing activities	(43,451)	(73,744)	(134,562)
Net cash provided by financing activities	105,563	123,826	13,898
Effects of exchange rate changes on cash and cash equivalents	85	645	655
Net decrease in cash and cash equivalents	(11,913)	(16,810)	(159,309)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	51,868	68,678	227,987
CASH AND CASH EQUIVALENTS AT END OF YEAR	$39,955	$51,868	$68,678

Operating Activities

Year ended December 31, 2018

Net cash used in our operating activities of $74.1 million primarily reflects our net loss during the period of $236.6 million adjusted for net non-cash charges of $186.6 million, which included the impairment charge of $51.0 million relating to our WMS equity investment. These non-cash charges primarily related to depreciation and amortization of $100.3 million and non-cash interest of $21.5 million. In addition, our net cash used in operating activities was also negatively impacted by changes in working capital balances, particularly, cash outflows resulting from a reduction in accounts payable and accrued expenses of $26.0 million, along with increases in inventory of $11.6 million, as we ramped up for new airline installations.

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

Investing Activities

Year ended December 31, 2018

Net cash used in investing activities of $43.5 million was primarily due to purchase of property, plant and equipment, which principally related to Eagle 1 Tranche 2 satellite transponders and expanding connectivity infrastructure to support growth.

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

Financing Activities

Year ended December 31, 2018

Net cash provided by financing activities of $105.6 million was primarily due to net proceeds of $143.0 million from the issuance of $150.0 million aggregate principal amount of our Second Lien Notes, partially offset by the net pay-down of $24.0 million of our revolving credit facility as well as repayments of $13.5 million on our long-term debt.

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

Stock Repurchase Program

In March 2016, our Board of Directors (the “Board”) authorized a stock repurchase program under which we may repurchase up to $50.0 million of our common stock. Under the stock repurchase program, we may repurchase shares from time to time using a variety of methods, which may include open-market purchases and privately negotiated transactions. The extent to which we repurchase our shares, and the timing and manner of such repurchases, will depend upon a variety of factors, including market conditions, regulatory requirements and other corporate considerations, as determined by management. We measure all potential buybacks against other potential uses of capital which may arise from time to time. The repurchase program does not obligate us to repurchase any specific number of shares and may be suspended or discontinued at any time. We did not repurchase any shares of our common stock during the year ended December 31, 2018. As of December 31, 2018, the remaining authorization under the stock repurchase plan was $44.8 million. We are subject to contractual limitations on stock repurchases under our 2017 Credit Agreement and the purchase agreement relating to our Second Lien Notes.

Long-Term Debt

The carrying values of our debt as of December 31, 2018 and 2017 were as follows (in thousands):

	December 31,
	2018	2017
Senior secured term loan facility, due January 2023(+)	478,125	490,625
Senior secured revolving credit facility, due January 2022(+)(1)	54,015	78,000
2.75% convertible senior notes, due February 2035(2)	82,500	82,500
Second lien notes, due 2023(3)	158,450	—
Other debt	1,707	9,075
Unamortized bond discounts, fair value adjustments and issue costs, net	(65,186)	(41,136)
Total carrying value of debt	709,611	619,064
Less: current portion, net	(22,673)	(20,106)
Total non-current	$686,938	$598,958
(+)    This facility is a component of the 2017 Credit Agreement.
(1)    In the second quarter of 2018, we used a portion of the proceeds of the issuance of our Second Lien Notes to repay the then full outstanding $78 million principal balance on our 2017 Revolving Loans. Subsequently, during the third and fourth quarters of 2018, we borrowed approximately $54.0 million on the facility. We expect to draw on the 2017 Revolving Loans from time to time to fund our working capital needs and for other general corporate purposes.
(2)    The principal amount outstanding of the Convertible Notes as set forth in the foregoing table was $82.5 million as of December 31, 2018, and are not the carrying amounts of this indebtedness (i.e., outstanding principal amount net of debt issuance costs and discount associated with the equity component). The carrying amount was $70.4 million and $69.7 million as of December 31, 2018 and 2017, respectively.
(3) The principal amount outstanding of the Second Lien Notes as set forth in the foregoing table was $158.5 million as of December 31, 2018, and is not the carrying amount of the indebtedness (i.e. outstanding principal amount net of debt issuance costs and discount associated with the equity component and includes approximately $8.5 million of PIK interest converted to principal during the year ended December 31, 2018). The carrying amount was $128.2 million as of December 31, 2018. The value allocated to the attached penny warrants and market warrants for financial reporting purposes was $14.9 million and $9.3 million, respectively. These qualify for classification in stockholders’ equity and are included in the Consolidated Balance Sheets within “Additional paid-in capital”.
The aggregate contractual maturities of all borrowings due subsequent to December 31, 2018 are as follows (in thousands):

Year Ending December 31,	Amount
2019	$22,673
2020	25,375
2021	25,042
2022	79,057
2023	539,743
Thereafter	82,907
Total	$774,797

The foregoing table excludes earn-out liabilities of $0.1 million relating to the acquisitions of WOI, RMG, masFlight and navAero in 2015, in which we agreed to future contingent earn-out obligations relating to future performance of those businesses. Potential payouts are expected on specified dates through 2020. Also excluded are future purchase commitments with some of our connectivity vendors to secure future inventory for our airline customers and commitments related to ongoing engineering and antenna projects. At December 31, 2018, we also had outstanding letters of credit in the amount of $6.1 million, of which $5.6 million was issued under the letter of credit facility under the 2017 Credit Agreement.
As of December 31, 2018, the principal balance outstanding under our senior secured term loan facility under the 2017 Credit Agreement was $478.1 million, and we had drawn an aggregate of $54.0 million on the $85.0 million senior secured revolving credit facility under the 2017 Credit Agreement (with approximately $5.6 million of letters of credit issued against the facility). As such, our remaining available capacity under the revolving-credit facility was approximately $25.4 million as of December 31, 2018. During the beginning of 2019, we paid down a portion of our borrowings and had approximately $40.5 million remaining available capacity under the revolving-credit facility as of March 14, 2019.
As a result of several amendments to our 2017 Credit Agreement, (1) our maximum permitted Consolidated First Lien Net Leverage Ratio (as defined in the 2017 Credit Agreement) (the “Leverage Ratio”) is 4.5 to 1 as of the last day of each fiscal quarter through the fiscal quarter ending June 30, 2019 (after which quarter it steps down through the maturity of the 2017 Credit Agreement as set forth therein); (2) our term loans under the 2017 Credit Agreement (the “2017 Term Loans”) bear interest on the outstanding amount at a rate per annum equal to either (i) the Base Rate plus 6.50% or (ii) the Eurocurrency Rate for each Interest Period plus 7.50%; and (3) our loans under our revolving credit facility (the “2017 Revolving Loans”) in the 2017 Credit Agreement now bear interest at a rate equal to either (i) the Base Rate (as defined in the 2017 Credit Agreement) plus 6.50% or (ii) the Eurocurrency Rate or EURIBOR (each as defined in the 2017 Credit Agreement) plus 7.50%. Our ability to generate sufficient cash flows from operations may affect our future compliance with the maximum Leverage Ratio included in the 2017 Credit Agreement.

The 2017 Credit Agreement also contains incurrence covenants with respect to additional indebtedness. Under the 2017 Credit Agreement, we are permitted to incur additional pari passu first lien debt if our Leverage Ratio is no greater than 3.2 to 1.00; we are permitted to incur second lien or junior lien debt only if our Consolidated Senior Secured Net Leverage Ratio (as defined in the 2017 Credit Agreement) is no greater than 4.00 to 1.00; and we are permitted to incur unsecured debt if our Consolidated Total Net Leverage Ratio (as defined in the 2017 Credit Agreement) is no greater than 4.75 to 1.00 or our Interest Coverage Ratio (as defined in the 2017 Credit Agreement) is not less than 2.00 to 1.00. Currently, our indebtedness exceeds the foregoing ratios, so we are unable to incur additional debt under the 2017 Credit Agreement.

Covenant Compliance Under 2017 Credit Agreement

As of December 31, 2018, we were in compliance with all financial and non-financial covenants under the 2017 Credit Agreement. Under the maximum leverage ratio covenant, we are required to maintain as of the last day of each fiscal quarter a ratio of Consolidated First Lien Net Debt (as defined in the 2017 Credit Agreement) to Consolidated EBITDA (as defined in the 2017 Credit Agreement) for the trailing four quarters that is no greater than 4.5 to 1 through the fiscal quarter ending June 30, 2019, after which period the permitted Leverage Ratio steps down through the maturity date of the 2017 Credit Agreement as set forth therein.

As of December 31, 2018, we were in compliance with this covenant and, based on our current projections, we expect to remain in compliance with this covenant for at least the next 12 months. You should also refer to the section titled “Risks Related to Our Liquidity and Indebtedness” in Part I, Item 1A. Risk Factors in this Form 10-K, for an explanation of the consequences of our failure to satisfy these covenants. If we fail to satisfy the leverage ratio covenant, then an event of default under the 2017 Credit Agreement would occur. If the lenders thereunder fail to waive such default, then the lenders could elect (upon a determination by a majority of the lenders) to terminate their commitments and declare all amounts borrowed under 2017 Credit Agreement due and payable. This acceleration would also result in an event of default under the indenture governing our convertible notes and Second Lien Notes.

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

Contractual Obligations

The following table summarizes our contractual obligations, including those that require us to make future cash payments, as of December 31, 2018. The future contractual requirements include payments required for our operating leases and contractual purchase agreements.

	Payments due by period
(in thousands, except as stated in footnotes to table)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating lease obligations	$34,367	$4,941	$8,952	$7,359	$13,115
Capital lease obligations	1,143	772	371	—	—
Satellite commitments(1)	434,811	124,599	167,277	59,970	82,965
Deferred revenue arrangements(2)	8,546	7,430	1,116	—	—
Long-term debt obligations(3)(4)	774,797	22,673	50,417	618,800	82,907
Contingent consideration obligations(5)	114	114	—	—	—
Content and television license fees and guarantees(6)	68,007	49,827	17,380	800	—
Total	$1,321,785	$210,356	$245,513	$686,929	$178,987

(1)	Amounts represent future satellite cost commitments to Intelsat Corporation, Hughes Network Systems and SES over the period January 1, 2018 through December 31, 2028.

(2)	Amounts represent obligations to provide service for which we have already received cash from our customers.

(3)	Interest payments were calculated based upon the interest rate in effect at December 31, 2018. See also Note 9. Financing Arrangements.

(4)	Includes amounts pertaining to a mortgage loan assumed for a building acquired in the IFES acquisition.

(5)	The amounts above include earn-out liabilities for business combinations. These amounts also include future obligations relating to employee compensation as part of the masFlight acquisition.

(6)	Amounts represent minimum guarantees and contractual obligations associated with licensing and providing our content and Internet protocol television services to our customers.

Excluded from the table above is $13.3 million related to our uncertain tax positions due to the uncertainty of their timing.

Additionally, on March 27, 2018, we issued to Searchlight $150 million in aggregate principal amount of the Company’s second-lien notes due June 30, 2023. The notes include initial payment-in-kind interest at 12% per annum that later converts to payment in cash at 10% per annum upon the earlier of (i) March 15, 2021 and (ii) the last day of the most recently ended fiscal quarter of the Company for which financial statements have been delivered for which the Company’s “total net leverage ratio” (as defined in the purchase agreement relating to the second lien notes) has decreased to 3.39 to 1.0. Searchlight received a warrant to purchase approximately 18.1 million shares of our common stock for $0.01 per share. This warrant is exercisable commencing on January 1, 2021, but only if the average 45-day VWAP of our common stock equals or exceeds $4.00 per share for a period of 45 consecutive trading days following March 27, 2018. Searchlight also received a “market warrant” to purchase an additional 13.0 million shares of our common stock for $1.57 per share, which is exercisable commencing on January 1, 2021.

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

Connectivity Segment

Our Connectivity segment is generally not exposed to any material risk associated with foreign currency exchange rates or equity prices. We do not hold or issue financial instruments for trading purposes. The Connectivity segment has indirect exposure to changes in commodity prices (i.e., the price of jet fuel) because a key aspect of the decision by our potential customers to purchase the connectivity products is the effect such products may have on an aircraft’s fuel burn.

Interest Rate Risk

We are exposed to the impact of interest rate changes and manage this exposure through the use of variable-rate and fixed-rate debt. We currently do not have derivative contracts for trading purposes and have not used leveraged instruments. A hypothetical change in interest rates of 1.0% would result in an increase or decrease of our annual interest expense of approximately $5.2 million. The information below summarizes our market risks associated with debt obligations as of December 31, 2018. See Note 9. Financing Arrangements to our consolidated financial statements contained herein for a discussion of our interest rate risk. Fair values were computed using market quotes. For debt obligations, the table presents principal cash flows and related interest rates by contractual year of maturity. Variable interest rates disclosed represent the weighted-average rates of the portfolio at December 31, 2018.

	Expected Year of Maturity
(in millions)	2019	2020	2021	2022	2023	Thereafter	Total	Fair Value
Debt*:
Fixed rate	$—	$—	$—	$—	$158.5	$82.5	$241.0	$161.3
Average interest rate	—%	—%	—%	—%	12.0%	2.8%
Variable rate	$21.9	$25.0	$25.0	$25.0	$435.3	$—	$532.2	$527.4
Average interest rate	10.4%	10.4%	10.4%	10.4%	10.4%	—%

*Excludes $1.7 million classified as “Other debt”

Foreign Currency Exchange Rate Risk

Our foreign Media & Content segment operations are exposed to fluctuations in foreign currency exchange rates. Currency risks arise from the fact that both sales to customers and most of their film license costs or film rights purchases are largely affected in U.S. dollars while a significant portion of our Media & Content segment’s fixed and overhead costs are incurred in Euros, British pounds and Canadian dollars. We may engage in hedging transactions from time to time to counteract direct currency risks. However, there can be no assurance that all currency risks have been or will be hedged in full, and we currently do not have a formal hedging program. Severe currency fluctuations could also cause the hedging transactions to fail if agreed thresholds are not met or exceeded. Therefore, substantial negative foreign currency effects may occur due to unforeseen exchange rate fluctuations and/or inaccurate assessments of market developments. Historically, we have not engaged in material hedging transactions.

There are also intercompany receivables and liabilities such as loans that can generate significant foreign currency effects. Changes in the exchange rates of a number of foreign currencies against the Euro, especially the U.S. dollar and the Canadian dollar, could lead to the recognition of unrealized foreign exchange gains and losses in some cases, particularly as a result of intercompany transactions, including short term borrowings. We have sought to minimize the impact of intercompany borrowings by reducing the magnitude and quantity of intercompany borrowings. As of December 31, 2018, we had less than 20% of cash in foreign denominated currencies. A hypothetical 20% adverse movement in foreign currency exchange rates compared with the U.S. dollar relative to exchange rates at December 31, 2018, would have resulted in a decrease in fair value of cash of approximately $1.1 million on this date and an increase in net loss of the same amount.

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

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2018. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.
As of the end of the period covered by this Annual Report on Form 10-K for the fiscal year ended December 31, 2018 (this “Form 10-K”), we carried out an evaluation, under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act. Based upon that evaluation, as discussed below, our CEO and CFO have concluded that, as of the end of the period covered by this Form 10-K, our disclosure controls and procedures were not effective because of the material weaknesses in internal control over financial reporting described below.

In light of the material weaknesses in our internal control over financial reporting, we performed additional analyses and other procedures to ensure that our consolidated financial statements included in this Form 10-K were prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). Following such additional analyses and procedures, our management, including our CEO and CFO, has concluded that our consolidated financial statements present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in this Form 10-K, in conformity with GAAP.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate “internal control over financial reporting,” as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with GAAP and includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Because of its inherent limitations, a system of internal control over financial reporting may not prevent or detect misstatements.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected on a timely basis.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2018 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013) (the “COSO 2013 Framework”). Based on its assessment, our management, including our CEO and CFO, has concluded that our internal control over financial reporting was not effective as of December 31, 2018 due to material weaknesses in our internal control over financial reporting described below. These material weaknesses were also present in prior years.
Material Weaknesses

Control Environment

We did not have a sufficient number of trained personnel with assigned responsibility and accountability for the conduct of financial reporting processes and the design and effective operation of internal controls in accordance with the COSO 2013 Framework.

We did not sufficiently evaluate the performance of internal control responsibilities, nor did we sufficiently provide performance incentives and rewards or exercise disciplinary actions, as appropriate. We did not sufficiently hold personnel accountable for their internal control responsibilities through performance measurement plans and goals, and did not sufficiently educate personnel on the COSO 2013 Framework and their financial reporting and related internal control responsibilities.
Risk Assessment

We did not sufficiently communicate materiality relevant to the components of the business organization such that those responsible for financial reporting across the organization understood the required level of accuracy and precision required for financial reporting and the risk tolerance associated with internal controls.

We did not implement a timely process to identify and analyze the risk of misstatement due to error and/or fraud, including management override of controls, to determine appropriate internal controls to manage the financial reporting risks during 2018.

We did not effectively implement all of the necessary changes in internal controls that were responsive to our periodic risk assessment.

Information and Communication

We did not have sufficient processes and controls in place to ensure the timely identification and communication of relevant and reliable information sourced internally and externally to financial reporting personnel, management, and the Board of Directors, to enable appropriate measurement and disclosure of such information in our financial reporting processes.

We did not establish sufficient controls over our various information technology systems to ensure that information used in financial reporting is timely, current, accurate, complete, accessible, protected and verifiable and retained.
Monitoring Activities

We did not design and implement and operate effective monitoring activities to ascertain whether the processes and internal controls related to the five COSO 2013 Framework components (and underlying principles) were present and functioning throughout the year.

Control Activities

As a consequence of the ineffective control environment, risk assessment, information and communication and monitoring activities components, we did not sufficiently design, implement, and maintain control activities at the transaction level that mitigate the risk of material misstatement in financial reporting resulting in the transaction-level material weaknesses described below. We did not develop written policies and procedures at a sufficient level of precision to support the operating effectiveness of the controls to prevent and detect potential errors. The following deficiencies in control activities were identified:

Financial Statement Close and Reporting Process

•	Ineffective design, implementation and operation of controls over the completeness, existence and accuracy of the financial statement close and reporting process and financial statement disclosures.
GITCs and Automated Controls

•
Ineffective general information technology controls (GITCs) over all IT operating systems, databases, and IT applications supporting financial reporting processes across the organization. GITCs include controls over new systems development, program changes and user access controls commensurate with the user’s job responsibilities and authorities and are necessary to address different IT systems used in the financial reporting processes across the organization. Accordingly, automated process-level controls and manual controls that are dependent upon the information derived from IT systems are also determined to be ineffective. Additionally, we did not have effective end-user computing controls over spreadsheets used in the financial reporting process.

Intercompany Process

•	Ineffective design, implementation and operation of controls over the completeness, existence, accuracy and presentation of intercompany transactions.
Inventory

•	Ineffective design, implementation and operation of controls over the completeness, existence, accuracy and valuation of inventory transactions.
Content Library

•	Ineffective design, implementation and operation of controls over the completeness, existence, accuracy, valuation and presentation of content library assets.
Internally Developed Software Costs

•
Ineffective design, implementation and operation of controls over the completeness, existence, accuracy, valuation and presentation of the capitalization of internally developed software costs and related amortization expense.

Long-Lived Assets

•	Ineffective design, implementation and operation of controls over the completeness, existence, accuracy, valuation and presentation of long-lived assets and related depreciation expense.

•
Ineffective controls to assess the existence of impairment indicators and to perform an impairment assessment of customer relationship intangible assets in accordance with the relevant accounting guidance.

Goodwill Impairment

•	Ineffective design, implementation and operation of controls over the completeness and accuracy of the data provided to third-party consultants for purposes of the goodwill impairment analysis.

•
Ineffective design, implementation and operation of controls over the appropriateness of the assumptions and methodology used to measure the fair value of reporting units and the reasonableness of the conclusions in consultants’ reports.

Accounts Payable and Accrued Liabilities

•
Ineffective design, implementation and operation of controls over the completeness, existence and accuracy of the procurement of goods and services and invoice processing and cash disbursements, and the completeness, existence, accuracy and presentation of accounts payable and accrued liabilities and operating expenses.

Revenue Processes

•
Ineffective design, implementation and operation of controls over the completeness, existence, accuracy and presentation of revenue and deferred revenue transactions and accounts receivable, including cash receipts, and the collectability of accounts receivable and its related allowance.

Cost of Sales and Related Accruals

•	Ineffective design, implementation and operation of controls over the completeness, accuracy and presentation of cost of sales and related accrued liabilities.
Income Taxes

•
Ineffective design, implementation and operation of controls over the completeness, existence, accuracy, valuation and presentation of income tax accounts including income tax expense (benefit) and withholding tax expense, deferred tax assets and liabilities, uncertain tax positions, and taxes payable and receivable.

Payroll

•	Ineffective design, implementation and operation of controls over the completeness, existence, accuracy and presentation of payroll and related expenses.
Treasury

•
Ineffective design, implementation and operation of controls over the completeness, existence, accuracy, valuation and presentation of certain financial liabilities, specifically in relation to the valuation methods selected and third-party pricing data used.

•	Ineffective controls over cash management functions.
Business Combination

•
Ineffective design, implementation and operation of controls over the completeness, existence and accuracy of the fair value of acquired assets and assumed liabilities in connection with the finalization of purchase price allocations. In addition, we do not have effective processes and related internal controls to execute and account for an acquired business.

These control deficiencies resulted in several immaterial misstatements to the preliminary consolidated financial statements that were corrected prior to the issuance of the consolidated financial statements. These control deficiencies create a reasonable possibility that a material misstatement to the consolidated financial statements will not be prevented or detected on a timely basis, and therefore we concluded that the deficiencies represent material weaknesses in our internal control over financial reporting and our internal control over financial reporting was not effective as of December 31, 2018.

Our independent registered public accounting firm, KPMG, LLP (“KPMG”), audited the consolidated financial statements included in this Form 10-K, has expressed an adverse report on the operating effectiveness of our internal control over financial reporting. KPMG’s report appears on page 77 of this Form 10-K.

Remediation Plan

During the year ended December 31, 2018, we continued to enhance our internal control over financial reporting in an effort to remediate the material weaknesses described in this Item 9A and to enhance our overall control environment. We are committed to ensuring that our internal control over financial reporting is designed and operating effectively.

Our remediation process has included, but is not limited to:

•	Our Audit Committee has frequent communications with, and oversight over, management regarding our financial reporting and internal control environment.

•
We revised our organization structure and hired key employees with the appropriate expertise and competence to assume assigned responsibility and accountability for financial reporting processes and internal controls. Additional key employees are required.

•	We are investing in IT systems to enhance our financial reporting and internal control environment.

In addition, we continue to:

•
Provide education and training to employees relating to our accounting policies and procedures, our business processes and internal controls such that employees are aware of the importance of operating effective internal controls;

•
Further enhance the detailed remediation plan, with the assistance of management and third-party specialists, to specifically address the material weaknesses related to the control environment, risk assessment, information and communication, and monitoring activities;

•
Further develop and document detailed policies and procedures regarding our business processes for significant accounts, critical accounting policies and procedures, and critical accounting estimates and design, implement and operate effective process-level controls to mitigate the risk of misstatement due to error and/or fraud; and

•	Establish effective general controls over relevant IT systems to ensure that our automated process level controls and information produced and maintained in our IT systems are relevant and reliable.

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
Changes in Internal Control over Financial Reporting

During the fiscal quarter ended December 31, 2018, management continued to enhance internal control over financial reporting in an effort to remediate the material weaknesses described in Item 9A above and as previously reported in the Part II. Item 9A. “Controls and Procedures” in our 2017 Form 10-K.
Specifically, management took the following actions to implement remediation initiatives related to the previously identified material weaknesses:

•	Implemented entity-level controls to address deficiencies across the COSO 2013 Framework, including a quarterly internal controls sub-certification process.

•	Developed and communicated a succession plan for Senior Management.

•	Designed and implemented a fraud risk assessment.

•	Developed processes to monitor the effectiveness of internal controls in coordination with Internal Audit.

•	Designed, implemented and operated controls over significant and non-routine transactions including controls to validate assumptions and methodology utilized by third party valuation specialists.

•
Implemented new and enhanced existing controls to address the accuracy of employee data in HR and payroll processing systems, including implementation of a cloud-based HR and payroll system, and enhanced controls over the approval of payroll related expenses globally.

•
Designed, implemented and operated controls of stock-based compensation for existing plans and new stock-based compensation arrangements including controls to validate assumptions and methodologies utilized by third party valuation specialists.

•
Designed new controls and enhanced the design and procedures of existing controls over content acquisition, content accounting, and content license impairment to incorporate management’s review and expectations over the content asset balance.

•
Consolidated the majority of our financial systems onto a global enterprise resource planning (“ERP”) platform to ensure the timely identification and communication of relevant and reliable information sourced internally and externally to financial reporting personnel, management, and the Board, and are in process of establishing controls over our information technology systems.

•	Commenced efforts to automate the content supply chain process and manage the flow of financial information from licensing to content management and financial reporting.

•	Designed and enhanced controls over system development, program changes and user access controls.
There were no other changes in our internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
Global Eagle Entertainment Inc.:

Opinion on Internal Control Over Financial Reporting
We have audited Global Eagle Entertainment Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, because of the effect of the material weaknesses, described below, on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive loss, stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended December 31, 2018, and the related notes (collectively, the consolidated financial statements), and our report dated March 18, 2019 expressed an unqualified opinion on those consolidated financial statements.
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
The Company did not have an effective control environment including:

•
a sufficient number of trained personnel with assigned responsibility and accountability for the conduct of financial reporting processes and the design and effective operation of internal controls in accordance with the COSO 2013 Framework;

•
a sufficient process to evaluate the performance of internal control responsibilities, nor a sufficient program to provide performance incentives and rewards or exercise disciplinary actions, as appropriate; and

•
a sufficient process to hold personnel accountable for their internal control responsibilities through performance measurement plans and goals, and did not have a sufficient program to educate personnel on the COSO 2013 Framework and their financial reporting and related internal control responsibilities.

The Company did not have an effective risk assessment process including:

•
the communication of materiality relevant to the components of the business organization such that those responsible for financial reporting across the organization understood the required level of accuracy and precision required for financial reporting and the risk tolerance associated with internal controls;

•
a timely process to identify and analyze the risk of misstatement due to error and/or fraud, including management override of controls, to determine appropriate internal controls to manage the financial reporting risks during 2018; and

•	a process to implement necessary changes in internal controls that were responsive to the Company’s periodic risk assessment.
The Company did not have effective information and communication processes and controls including:

•
sufficient processes and controls in place to ensure the timely identification and communication of relevant and reliable information sourced internally and externally to financial reporting personnel, management, and the Board of Directors, to enable appropriate measurement and disclosure of such information in the financial reporting processes; and

•
sufficient controls over various information technology systems to ensure that information used in financial reporting is timely, current, accurate, complete, accessible, protected and verifiable and retained.

The Company did not have effective monitoring activities including:

•
effective controls to ascertain whether the processes and internal controls related to the five COSO 2013 Framework components (and underlying principles) were present and functioning throughout the year.

The Company did not have effective control activities including:

•	written policies and procedures at a sufficient level of precision to support the operating effectiveness of the controls to prevent and detect potential errors; and

•
effective control activities at the transaction level at an appropriate level of precision to mitigate the risk of material misstatement in financial reporting including the following various deficient control activities:

–	Ineffective design, implementation and operation of controls over the completeness, existence and accuracy of the financial statement close and reporting process and financial statement disclosures;

–	Ineffective general information technology controls (GITCs) over all IT operating systems, databases, and IT applications supporting financial reporting processes across the organization;

–	Ineffective automated process-level controls and manual controls that are dependent upon the information derived from IT systems;

–	Ineffective end-user computing controls over spreadsheets used in the financial reporting process;

–	Ineffective design, implementation and operation of controls over the completeness, existence, accuracy and presentation of intercompany transactions;

–	Ineffective design, implementation and operation of controls over the completeness, existence, accuracy and valuation of inventory transactions;

–	Ineffective design, implementation and operation of controls over the completeness, existence, accuracy, valuation and presentation of content library assets;

–
Ineffective design, implementation and operation of controls over the completeness, existence, accuracy, valuation and presentation of the capitalization of internally developed software costs and related amortization expense;

–	Ineffective design, implementation and operation of controls over the completeness, existence, accuracy, valuation and presentation of long-lived assets and related depreciation expense;

–
Ineffective controls to assess the existence of impairment indicators and to perform an impairment assessment of customer relationship intangible assets in accordance with the relevant accounting guidance;

–	Ineffective design, implementation and operation of controls over the completeness and accuracy of the data provided to third-party consultants for purposes of the goodwill impairment analysis;

–
Ineffective design, implementation and operation of controls over the appropriateness of the assumptions and methodology used to measure the fair value of reporting units and the reasonableness of the conclusions in consultants’ reports;

–
Ineffective design, implementation and operation of controls over the completeness, existence and accuracy of the procurement of goods and services and invoice processing and cash disbursements, and the completeness, existence, accuracy and presentation of accounts payable and accrued liabilities and operating expenses;

–
Ineffective design, implementation and operation of controls over the completeness, existence, accuracy and presentation of revenue and deferred revenue transactions and accounts receivable, including cash receipts, and the collectability of accounts receivable and its related allowance;

–	Ineffective design, implementation and operation of controls over the completeness, accuracy, and presentation of cost of sales and related accrued liabilities;

–
Ineffective design, implementation and operation of controls over the completeness, existence, accuracy, valuation and presentation of income tax accounts including income tax expense (benefit) and withholding tax expense, deferred tax assets and liabilities, uncertain tax positions, and taxes payable and receivable;

–	Ineffective design, implementation, and operation of controls over the completeness, existence, accuracy and presentation of payroll and related expenses;

–
Ineffective design, implementation and operation of controls over the completeness, existence, accuracy, valuation and presentation of certain financial liabilities, specifically in relation to the valuation methods selected and third-party pricing data used;

–	Ineffective controls over cash management functions;

–
Ineffective design, implementation and operation of controls over the completeness, existence and accuracy of the fair value of the acquired assets and assumed liabilities in connection with the finalization of purchase price allocations; and

–	Ineffective processes and related internal controls to execute and account for an acquired business.
These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2018 consolidated financial statements, and this report does not affect our report on those consolidated financial statements.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting in Item 9A. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
March 18, 2019

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

(a)(3). Exhibits

EXHIBIT INDEX

		Incorporated by Reference
Exhibit No.	Exhibit Index	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith
2.1	Agreement and Plan of Merger and Reorganization, dated as of November 8, 2012, by and among Global Eagle Acquisition Corp., EAGL Merger Sub Corp., Row 44, Inc. and PAR Investment Partners, L.P.	10-Q	001-35176	10.2	11/14/2012
2.2	Stock Purchase Agreement, dated as of November 8, 2012, by and between Global Eagle Acquisition Corp. and PAR Investment Partners, L.P.	8-K	001-35176	10.2	11/14/2012
2.3	Asset Purchase Agreement, dated as of May 8, 2013, by and among the Company and the other parties thereto.	8-K	001-35176	2.1	7/10/2013
2.4	Letter Agreement, dated as of July 9, 2013, by and among the Company and the other parties thereto.	8-K	001-35176	2.2	7/10/2013
2.5	Sale and Purchase Agreement by and among IFES Acquisition Corp. Limited, an English company, GCP Capital Partners LLP and certain individuals, dated October 18, 2013.	8-K	001-35176	2.1	10/21/2013
2.6	Interest Purchase Agreement, dated May 9, 2016, by and between the Company and EMC Acquisition Holdings, LLC.	8-K	001-35176	2.1	5/13/2016
3.1	Second Amended and Restated Certificate of Incorporation	8-K	001-35176	3.1	2/6/2013
3.2	Amended and Restated Bylaws	8-K	001-35176	3.1	9/23/2016
4.1	Specimen Common Stock Certificate	S-1/A#4	333-172267	4.2	5/11/2011
4.2	Indenture (including the Form of Convertible Note), dated as of February 18, 2015, with respect to the Company’s 2.75% Convertible Senior Notes due 2035, between the Company and U.S. Bank National Association, as Trustee.	8-K	001-35176	4.1	2/19/2015
4.3	Second Lien Note, dated as of March 27, 2018, issued by Global Eagle Entertainment Inc.	8-K	001-35176	4.1	3/27/2018
4.4	Guaranty, dated as of March 27, 2018, made by the guarantors listed therein, in favor of the holders of the Notes.	8-K	001-35176	4.2	3/27/2018
4.5	Security Agreement, dated as of March 27, 2018, by and among the grantors party thereto and Cortland Capital Market Services LLC, as Collateral Agent.	8-K	001-35176	4.3	3/27/2018
4.6	Securities Purchase Agreement, dated as of March 8, 2018, by and among Global Eagle Entertainment Inc., Searchlight II TBO, L.P. and Searchlight II TBO-W, L.P.	8-K	001-35176	10.1	3/9/2018
4.7	Amended and Restated Registration Rights Agreement among the Company and certain holders party thereto, dated January 31, 2013.	8-K	001-35176	10.1	2/6/2013
4.8	Amendment No. 1 to the Amended and Restated Registration Rights Agreement among the Company and certain holders party thereto, dated October 21, 2013.	8-K	001-35176	10.4	10/21/2013
4.9	Consent to the Amended and Restated Registration Rights Agreement among the Company and certain holders thereto, dated April 20, 2018.	10-Q	001-35176	4.9	5/15/2018
4.10	Settlement Agreement, dated August 9, 2016, between the Company and UMG Recordings, Inc., Capitol Records, LLC, Universal Music Corp. and entities affiliated therewith.	S-3	333-214065	4.5	10/11/2016
4.11	Registration Rights Agreement, dated August 9, 2016, between the Company and UMG Recordings, Inc.	S-3	333-214065	4.5(B)	10/11/2016
4.12	Registration Rights Agreement, dated as of July 27, 2016, by and among the Company, EMC Acquisition Holdings, LLC and the other holders party thereto.	8-K	001-35176	10.11	8/2/2016
10.1+	OEM Purchase and Development Agreement, dated October 12, 2009, by and between TECOM Industries, Inc. and Row 44, Inc., as amended on December 19, 2011, December 23, 2011, January 6, 2012 and January 18, 2012.	8-K/A#2	001-35176	10.8	5/16/2013
10.2	Voting Rights Waiver Agreement between the Company and Putnam Investment Management, LLC, dated October 21, 2013.	8-K	001-35176	10.5	10/21/2013
10.3+	Second Amended and Restated Supply and Services Agreement, dated December 13, 2016, by and between the Company and Southwest Airlines Co.	8-K	001-35176	10.1	12/13/2016
10.4+	Amended and Restated Limited Liability Company Agreement of Wireless Maritime Services, LLC, dated as of May 10, 2018, by and between New Cingular Wireless Services, Inc. f/k/a AT&T Wireless Services, Inc. and Maritime Telecommunications Network, Inc.	10-Q	001-35176	10.4	5/15/2018
10.5+	Tenth Amendment to Master Services Agreement, dated as of August 17, 2018, by and among Cingular Wireless Services Inc., f/k/a AT&T Wireless Services, Inc., Maritime Telecommunications Network, Inc., and Wireless Maritime Services, LLC.	10-Q	001-35176	10.1	11/8/2018
10.6	Credit Agreement, dated as of January 6, 2017, by and among the Company, the subsidiary guarantors party thereto, Citibank, N.A., as the administrative agent, and the lenders from time to time party thereto.	8-K	001-35176	10.1	1/12/2017
10.7	First Amendment and Limited Waiver to Credit Agreement dated as of May 4, 2017, among the Company, the guarantors party thereto, the lenders party thereto, and Citibank, N.A., as administrative agent.	8-K	001-35176	10.1	5/5/2017
10.8	Amendment to First Amendment and Limited Waiver to Credit Agreement and Second Amendment to Credit Agreement, dated as of June 29, 2017, among the Company, the guarantors party thereto, the lenders party thereto, and Citibank, N.A., as administrative agent.	8-K	001-35176	10.1	6/30/2017
10.9	Second Amendment to Limited Waiver to Credit Agreement, dated as of September 13, 2017, among the Company, the guarantors party thereto, the lenders party thereto, and Citibank, N.A., as administrative agent.	8-K	001-35176	10.1	9/14/2017
10.10	Third Amendment to Limited Waiver to Credit Agreement and Third Amendment to Credit Agreement, dated as of October 2, 2017, among the Company, the guarantors party thereto, the lenders party thereto, and Citibank, N.A., as administrative agent.	8-K	001-35176	10.1	10/3/2017
10.11	Extension Letter, dated as of October 6, 2017, among the Company and the lenders party thereto.	8-K	001-35176	10.1	10/12/2017
10.12	Fourth Amendment to Limited Waiver to Credit Agreement and Fourth Amendment to Credit Agreement, dated as of October 31, 2017, among the Company, the guarantors party thereto, the lenders party thereto, and Citibank, N.A., as administrative agent.	8-K	001-35176	10.1	11/1/2017
10.13	Extension Letter, dated as of November 15, 2017, among the Company and the lenders party thereto.	8-K	001-35176	10.1	11/16/2017
10.14	Fifth Amendment to Limited Waiver to Credit Agreement and Fifth Amendment to Credit Agreement, dated as of December 22, 2017, among Global Eagle Entertainment Inc., the guarantors party thereto, the lenders party thereto, and Citibank, N.A., as administrative agent.	8-K	001-35776	10.1	12/27/2017
10.15	Sixth Amendment, dated as of March 8, 2018, to Credit Agreement, among Global Eagle Entertainment Inc., the guarantors party thereto, the lenders party thereto and Citibank, N.A, as Administrative Agent.	8-K	001-35776	10.02	3/9/2018
10.16	Security Agreement, dated as of January 6, 2017, by and among the Company, the grantors party thereto and Citibank, N.A., as the agent.	8-K	001-35176	10.2	1/12/2017
10.17	Intercreditor and Subordination Agreement, dated as of March 27, 2018, by and among the grantors party thereto, Citibank, N.A., as administrative agent, and Cortland Capital Market Services LLC, as collateral agent.	8-K	001-35176	10.1	3/27/2018
10.18	Penny Warrant, dated as of March 27, 2018, issued by Global Eagle Entertainment Inc. to Searchlight II TBO-W, L.P.	8-K	001-35176	10.2	3/27/2018
10.19	Market Warrant, dated as of March 27, 2018, issued by Global Eagle Entertainment Inc. to Searchlight II TBO-W, L.P.	8-K	001-35176	10.3	3/27/2018
10.20	Warrantholders Agreement, dated as of March 27, 2018, by and among Global Eagle Entertainment Inc. and Searchlight II TBO-W, L.P.	8-K	001-35176	10.4	3/27/2018
10.21*	Employment Agreement, dated August 6, 2014, by and between the Company and Walé Adepoju.	10-K	001-35176	10.42	3/17/2016
10.22*	UK Employment Letter Agreement, dated as of July 20, 2018, by and between Global Eagle Entertainment Limited and Walé Adepoju.	8-K	001-35176	10.1	7/26/2018
10.23*	Separation Agreement and General Release, dated November 30, 2018, by and between Entertainment Limited and Walé Adepoju.	8-K	001-35176	10.1	12/6/2018
10.24*	Consulting Services Agreement, dated December 1, 2018, by and between the Company and Walé Adepoju.	8-K	001-35176	10.2	12/6/2018
10.25*	Employment Agreement, dated March 11, 2016, by and between the Company and Stephen Ballas.	10-Q	001-35176	10.2	5/9/2016
10.26*	Amended and Restated Employment Agreement, dated as of August 9, 2016, by and between the Company and Zant Chapelo.	10-Q	001-35176	10.17	8/9/2016
10.27*	Amended and Restated Employment Agreement, dated as of August 9, 2016, by and between the Company and Joshua Marks.	10-Q	001-35176	10.18	8/9/2016
10.28*	Second Amended and Restated Employment Letter Agreement, dated March 23, 2018, between the Company and Joshua Marks.	10-K	001-35176	10.35	4/2/2018
10.29*	Employment Letter Agreement, dated February 21, 2017, between the Company and Jeffrey A. Leddy.	8-K	001-35176	10.1	2/21/2017
10.30*	Amended and Restated Employment Letter Agreement, dated March 29, 2018, between the Company and Jeffrey A. Leddy.	10-K	001-35176	10.36	4/2/2018
10.31*	Restricted Stock Unit Grant Notice for Jeffrey Leddy under the Global Eagle Entertainment Inc. Amended and Restated 2017 Omnibus Long-Term Incentive Plan.	10-Q	001-35176	10.2	11/8/2018
10.32*	Performance-Based Restricted Stock Unit Grant Notice for Jeffrey Leddy under the Global Eagle Entertainment Inc. Amended and Restated 2017 Omnibus Long-Term Incentive Plan.	10-Q	001-35176	10.3	11/8/2018
10.33*	Non-Qualified Stock Option Grant Notice (Cash Settled $4 Performance Goal) for Jeffrey Leddy under the Global Eagle Entertainment Inc. Amended and Restated 2017 Omnibus Long-Term Incentive Plan.	10-Q	001-35176	10.4	11/8/2018
10.34*	Non-Qualified Stock Option Grant Notice (Cash Settled $8 Performance Goal) for Jeffrey Leddy under the Global Eagle Entertainment Inc. Amended and Restated 2017 Omnibus Long-Term Incentive Plan.	10-Q	001-35176	10.5	11/8/2018
10.35*	Employment Letter Agreement, dated April 7, 2017, between the Company and Paul Rainey.	8-K	001-35176	10.1	4/7/2017
10.36*	Employment Letter Agreement, dated May 8, 2017, between the Company and Sarlina See.	8-K	001-35176	10.1	5/11/2017
10.37*	Employment Letter Agreement, dated as of April 17, 2018, by and between the Company and Per Noren.	10-Q	001-35176	10.63	5/15/2018
10.38*	Global Eagle Entertainment Inc. Amended and Restated 2013 Equity Incentive Plan.	DEF 14A	001-35176	Annex A	4/29/2016
10.39*	Amendment No. 1 to the Global Eagle Entertainment Inc. Amended and Restated 2013 Equity Incentive Plan.	10-K	001-35176	10.29	11/17/2017
10.40*	Form of Incentive Stock Option Agreement pursuant to The Global Eagle Entertainment Inc. 2013 Equity Incentive Plan.	8-K	001-35176	10.2	12/24/2013
10.41*	Form of Nonstatutory Stock Option Agreement pursuant to The Global Eagle Entertainment Inc. 2013 Equity Incentive Plan.	8-K	001-35176	10.3	12/24/2013
10.42*	Form of Stock Restriction Agreement pursuant to The Global Eagle Entertainment Inc. 2013 Equity Incentive Plan.	8-K	001-35176	10.4	12/24/2013
10.43*	Form of Restricted Stock Unit Award Agreement for Non-Employee Directors pursuant to The Global Eagle Entertainment Inc. 2013 Equity Incentive Plan.	10-Q	001-35176	10.6	5/8/2015
10.44*	Form of Restricted Stock Unit Award Agreement for Executives pursuant to The Global Eagle Entertainment Inc. 2013 Equity Incentive Plan.	10-Q	001-35176	10.7	5/8/2015
10.45*	Form of Performance-Based Restricted Stock Unit Grant Notice and Award Agreement (TSR-Indexed).	8-K	001-35176	10.1	10/17/2016
10.46*	Form of Restricted Stock Unit Grant Notice and Award Agreement (Employee Time Vesting).	10-Q	001-35176	10.5	11/9/2016
10.47*	Form of Non-Statutory Stock Option Grant Notice and Award Agreement (Employee Time Vesting).	10-Q	001-35176	10.6	11/9/2016
10.48*	Global Eagle Entertainment Inc. 2016 Inducement and Retention Stock Plan for EMC Employees.	8-K	001-35176	10.13	8/2/2016
10.49*	Amendment No. 1 to the Global Eagle Entertainment Inc. 2016 Inducement and Retention Stock Plan for EMC Employees.	10-K	001-35176	10.31	11/17/2017
10.50*	Global Eagle Entertainment Inc. Change in Control and Severance Plan for Senior Management.	8-K	001-35176	10.2	4/7/2017
10.51*	Form of Designation Letter for the Global Eagle Entertainment Inc. Change in Control and Severance Plan for Senior Management.	8-K	001-35176	10.2(A)	4/7/2017
10.52*	Global Eagle Entertainment Inc. 2017 Omnibus Long-Term Incentive Plan.	DEF 14A	001-35176	Annex B	11/28/2017
10.53*	Amendment to Global Eagle Entertainment Inc. 2017 Omnibus Long-Term Incentive Plan.	10-Q	001-35176	10.56	5/15/2018
10.54*	Global Eagle Entertainment Inc. Amended and Restated 2017 Omnibus Long-Term Incentive Plan.	8-K	001-35176	10.1	6/29/2018
10.55*	Form of Global Eagle Entertainment Inc. 2017 Omnibus Long-Term Incentive Plan Restricted Stock Unit Grant Notice.	10-Q	001-35176	10.22	1/31/2018
10.56*	Form of Global Eagle Entertainment Inc. 2017 Omnibus Long-Term Incentive Plan Performance-Based Restricted Stock Unit Grant Notice.	10-Q	001-35176	10.23	1/31/2018
10.57*	Form of Global Eagle Entertainment Inc. 2017 Omnibus Long-Term Incentive Non-Qualified Stock Option Grant Notice.	10-Q	001-35176	10.24	1/31/2018
10.58*	Form of Global Eagle Entertainment Inc. 2017 Amended and Restated Omnibus Long-Term Incentive Plan Non-Qualified Stock Option Grant Notice and Award Agreement (Cash Settled $4 Performance Goal).	10-Q	001-35176	10.6	11/8/2018
10.59*	Form of Global Eagle Entertainment Inc. 2017 Amended and Restated Omnibus Long-Term Incentive Plan Non-Qualified Stock Option Grant Notice and Award Agreement (Cash Settled $8 Performance Goal).	10-Q	001-35176	10.7	11/8/2018
10.60*	Form of Global Eagle Entertainment Inc. 2017 Omnibus Long-Term Incentive Plan Non-Qualified Stock Option Grant Notice and Award Agreement (No Performance Goal).	10-Q	001-35176	10.13	8/9/2018
10.61*	Form of Global Eagle Entertainment Inc. 2017 Amended and Restated Omnibus Long-Term Incentive Plan Performance-Based Restricted Stock Unit Grant Notice and Award Agreement ($4 Performance Goal).	10-Q	001-35176	10.8	11/8/2018
10.62*	Form of Global Eagle Entertainment Inc. 2017 Omnibus Long-Term Incentive Plan Restricted Stock Unit Grant Notice and Award Agreement.	10-Q	001-35176	10.15	8/9/2018
10.63*	Form of Global Eagle Entertainment Inc. 2017 Omnibus Long-Term Incentive Plan Non-Qualified Stock Option Grant Notice and Award Agreement for Non-Employee Directors.	10-Q	001-35176	10.16	8/9/2018
10.64*	Global Eagle Entertainment Annual Incentive Plan, adopted on December 11, 2017.	10-Q	001-35176	10.25	1/31/2018
10.65*	Outside Director Compensation Program.	10-Q	001-35176	10.1	8/9/2018
10.66*	Form Indemnity Agreement (for Directors and Executive Officers).	10-Q	001-35176	10.8	11/9/2016
10.67*	Form of Indemnity Agreement.	10-Q	001-35176	10.9	8/9/2018
21	List of Subsidiaries.					X
23.1	Consent of KPMG LLP, Independent Public Accounting Firm.					X
23.2	Consent of Ernst & Young, LLP, Independent Public Accounting Firm.					X
24	Power of Attorney (included on the signature page to this Form 10-K).					X
31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).					X
31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).					X
32.1	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.					X
32.2	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.					X
101.INS	XBRL Instance Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
*	Management contract or compensatory plan or arrangement.
+	Confidential treatment has been requested or granted for certain portions omitted from this Exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 18, 2019.

GLOBAL EAGLE ENTERTAINMENT INC.

By:	/s/ PAUL RAINEY
Paul Rainey
Chief Financial Officer
(Principal Financial Officer)

POWER OF ATTORNEY

The undersigned directors and officers of Global Eagle Entertainment Inc. hereby constitute and appoint each of Jeffrey A. Leddy, Paul Rainey and Kim Nakamaru, with the power to act without the others and with full power of substitution and resubstitution, our true and lawful attorney-in-fact and agent with full power to execute in our name and behalf in the capacities indicated below any and all amendments to this report and to file the same, with all exhibits and other documents relating thereto and hereby ratify and confirm all that such attorney-in-fact, or such attorney-in-fact’s substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated below.

Signature	Title	Date

/s/ JOSHUA B. MARKS	Chief Executive Officer and Director	March 18, 2019
Joshua B. Marks	(Principal Executive Officer)

/s/ PAUL RAINEY	Chief Financial Officer	March 18, 2019
Paul Rainey	(Principal Financial Officer)

/s/ SARLINA SEE	Chief Accounting Officer	March 18, 2019
Sarlina See	(Principal Accounting Officer)

/s/ JEFFREY A. LEDDY	Executive Chairman of the Company and Chair of the Board of Directors	March 18, 2019
Jeffrey A. Leddy

/s/ STEPHEN HASKER	Director	March 18, 2019
Stephen Hasker

/s/ HARRY E. SLOAN	Director	March 18, 2019
Harry E. Sloan

/s/ JEFF SAGANSKY	Director	March 18, 2019
Jeff Sagansky

/s/ ROBERT W. REDING	Director	March 18, 2019
Robert W. Reding

/s/ EDWARD L. SHAPIRO	Director	March 18, 2019
Edward L. Shapiro

/s/ ERIC SONDAG	Director	March 18, 2019
Eric Sondag

/s/ RONALD STEGER	Director	March 18, 2019
Ronald Steger

/s/ ERIC ZINTERHOFER	Director	March 18, 2019
Eric Zinterhofer

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Global Eagle Entertainment Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Global Eagle Entertainment Inc. and subsidiaries (the Company) as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive loss, stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended December 31, 2018, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 18, 2019 expressed an adverse opinion on the effectiveness of the Company’s internal control over financial reporting.

Change in Accounting Principle
As discussed in Notes 1 and 3 to the consolidated financial statements, the Company has changed its method for recognizing Revenue due to the adoption of Accounting Standard Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606), and all related amendments effective January 1, 2018.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/ KPMG LLP

We have served as the Company’s auditor since 2017.

Los Angeles, California
March 18, 2019

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
/s/ Ernst & Young LLP
Los Angeles, California
November 17, 2017

GLOBAL EAGLE ENTERTAINMENT INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	December 31,
	2018	2017
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$39,154	$48,260
Restricted cash	801	3,608
Accounts receivable, net	97,623	113,545
Inventories	34,649	28,352
Prepaid expenses	9,104	13,486
Other current assets	10,498	20,923
TOTAL CURRENT ASSETS:	191,829	228,174
Content library	6,966	8,686
Property, plant and equipment, net	176,577	195,029
Goodwill	159,562	159,696
Intangible assets, net	84,136	122,582
Equity method investments	83,135	137,299
Other non-current assets	14,882	9,118
TOTAL ASSETS	$717,087	$860,584

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$177,056	$205,036
Deferred revenue	7,430	6,508
Current portion of long-term debt	22,673	20,106
Other current liabilities	5,032	7,785
TOTAL CURRENT LIABILITIES:	212,191	239,435
Deferred revenue, non-current	1,116	1,079
Long-term debt	686,938	598,958
Deferred tax liabilities	8,406	16,247
Other non-current liabilities	34,771	30,340
TOTAL LIABILITIES	943,422	886,059

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ DEFICIT:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized, 0 shares issued and outstanding at December 31, 2018 and 2017, respectively	—	—
Common stock, $0.0001 par value; 375,000,000 shares authorized, 94,835,320 and 93,834,805 shares issued, 91,781,686 and 90,781,171 shares outstanding, at December 31, 2018 and 2017, respectively	10	10
Treasury stock, 3,053,634 shares at December 31, 2018 and 2017	(30,659)	(30,659)
Additional paid-in capital	814,488	779,565
Subscriptions receivable	(597)	(578)
Accumulated deficit	(1,009,458)	(773,791)
Accumulated other comprehensive loss	(119)	(22)
TOTAL STOCKHOLDERS’ DEFICIT	(226,335)	(25,475)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$717,087	$860,584

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL EAGLE ENTERTAINMENT INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Year Ended December 31,
	2018	2017	2016
Revenue:
Licensing & Services	$606,227	$581,920	$496,535
Equipment	40,867	37,549	33,220
Total revenue	647,094	619,469	529,755
Cost of sales:
Licensing & Services	480,864	428,619	336,702
Equipment	31,529	33,501	28,768
Total cost of sales	512,393	462,120	365,470
Gross margin	134,701	157,349	164,285
Operating expenses:
Sales and marketing	37,624	40,938	30,941
Product development	32,740	35,608	37,718
General and administrative	134,663	148,221	115,195
Provision for legal settlements	1,317	1,435	43,446
Amortization of intangible assets	38,440	43,955	35,648
Goodwill impairment	—	167,000	64,000
Total operating expenses	244,784	437,157	326,948
Loss from operations	(110,083)	(279,808)	(162,663)
Other income (expense), net:
Interest expense, net	(76,218)	(58,454)	(18,198)
Loss on extinguishment of debt	—	(14,389)	—
Income (loss) from equity method investments including impairment losses	(46,310)	(12,424)	3,829
Change in fair value of derivatives	97	3,510	25,515
Other expense, net	(1,017)	(436)	(6,326)
Loss before income taxes	(233,531)	(362,001)	(157,843)
Income tax provision (benefit)	3,068	(4,887)	(44,911)
Net loss	$(236,599)	$(357,114)	$(112,932)

Net loss per share:
Basic	$(2.59)	$(4.07)	$(1.39)
Diluted	$(2.59)	$(4.07)	$(1.39)

Weighted average shares outstanding:
Basic	91,325	87,733	81,269
Diluted	91,325	87,733	81,269

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL EAGLE ENTERTAINMENT INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)

	Year Ended December 31,
	2018	2017	2016
Net loss	$(236,599)	$(357,114)	$(112,932)
Other comprehensive income (loss), net of tax:
Unrealized foreign currency translation adjustments	(97)	394	(117)
Other comprehensive (loss) income	(97)	394	(117)
Comprehensive loss	$(236,696)	$(356,720)	$(113,049)

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL EAGLE ENTERTAINMENT INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY(DEFICIT)
(In thousands)

	Common Stock		Common Stock Non-Voting		Treasury Stock		Additional Paid-in	Subscriptions	Accumulated	Accumulated Other Comprehensive	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	Income (Loss)	Equity (Deficit)
Balance, December 31, 2015	81,676	8	—	—	(3,054)	(30,659)	688,696	(528)	(303,457)	(299)	353,761
Issuance of common stock for Emerging Markets Communication Acquisition	5,467	1	—	—	—	—	40,606	—	—	—	40,607
Issuance of common stock for legal settlements	1,751	—	—	—	—	—	13,705	—	—	—	13,705
Repurchase and retirement of common stock	(614)	—	—	—	—	—	(5,219)	—	—	—	(5,219)
Exercise of common stock options	26	—	—	—	—	—	255	—	—	—	255
Restricted stock units vested and distributed, net of tax	177	—	—	—	—	—	(705)	—	—	—	(705)
Purchase of subsidiary shares from non-controlling interests	—	—	—	—	—	—	(876)	—	—	—	(876)
Stock-based compensation	—	—	—	—	—	—	10,747	—	—	—	10,747
Tax deficiency on stock options exercise	—	—	—	—	—	—	(204)	—	—	—	(204)
Interest income on subscription receivable	—	—	—	—	—	—	—	(25)	—	—	(25)
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	—	—	(117)	(117)
Net loss	—	—	—	—	—	—	—	—	(112,932)	—	(112,932)
Balance, December 31, 2016	88,483	$9	—	$—	(3,054)	$(30,659)	$747,005	$(553)	$(416,389)	$(416)	$298,997
Restricted stock units vested and distributed, net of tax	272	—	—	—	—	—	(311)	—	—	—	(311)
Stock-based compensation	—	—	—	—	—	—	7,584	—	—	—	7,584
Change in Accounting Policy - ASU 2016-09	—	—	—	—	—	—	288	—	(288)	—	—
Settlement of contingent consideration	5,080	1	—	—	—	—	24,999	—	—	—	25,000
Interest income on subscription receivable	—	—	—	—	—	—	—	(25)	—	—	(25)
Effect of foreign exchange translation	—	—	—	—	—	—	—	—	—	394	394
Net loss	—	—	—	—	—	—	—	—	(357,114)	—	(357,114)
Balance, December 31, 2017	93,835	$10	—	$—	(3,054)	$(30,659)	$779,565	$(578)	$(773,791)	$(22)	$(25,475)
Adoption of ASC 606 - Cumulative Adjustment	—	—	—	—	—	—	—	—	932	—	932
Equity warrants issued in connection with Second Lien Notes	—	—	—	—	—	—	24,196	—	—	—	24,196
Restricted stock units vested and distributed, net of tax	1,000	—	—	—	—	—	(488)	—	—	—	(488)
Stock-based compensation	—	—	—	—	—	—	11,215	—	—	—	11,215
Interest income on subscription receivable	—	—	—	—	—	—	—	(19)	—	—	(19)

GLOBAL EAGLE ENTERTAINMENT INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) (continued)
(In thousands)

	Common Stock		Common Stock Non-Voting		Treasury Stock		Additional Paid-in	Subscriptions	Accumulated	Accumulated Other Comprehensive	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	Income (Loss)	Equity (Deficit)
Net loss	—	—	—	—	—	—	—	—	(236,599)	—	(236,599)
Comprehensive loss, net of tax	—	—	—	—	—	—	—	—	—	(97)	(97)
Balance, December 31, 2018	94,835	10	—	—	(3,054)	(30,659)	814,488	(597)	(1,009,458)	(119)	(226,335)

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL EAGLE ENTERTAINMENT INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2018	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(236,599)	$(357,114)	$(112,932)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	100,346	89,854	57,158
Amortization of content library	11,678	15,813	14,932
Non-cash interest expense, net	21,546	6,449	1,916
Stock-based compensation	12,817	7,585	10,747
Loss on extinguishment of debt	—	14,389	—
Issuance of shares for legal settlements	—	—	13,705
Impairment of goodwill	—	167,000	64,000
Impairment of internally developed software	—	—	4,069
Impairment of related party loan	—	—	4,353
Proceeds from equity method investments	1,429	6,798	—
(Gain) loss on equity method investments including impairment losses	46,310	12,424	(3,829)
Loss on disposal of fixed assets	528	443	—
Change in fair value of derivatives	(97)	(3,510)	(25,515)
Provision for bad debt	1,227	2,788	2,624
Deferred income taxes	(7,905)	(16,913)	(60,369)
Other	(1,299)	(2,944)	(1,488)
Changes in operating assets and liabilities:
Accounts receivable	8,974	4,159	(8,032)
Inventories	(11,620)	(5,637)	2,123
Prepaid expenses	4,687	4,172	(4,382)
Other current assets	14,280	(115)	16,366
Content library	(8,876)	(15,539)	(18,614)
Other non-current assets	(4,386)	(1,064)	2,695
Accounts payable and accrued expenses	(26,012)	7,880	14,854
Deferred revenue	1,142	(919)	(12,891)
Other current liabilities	(2,280)	(3,536)	(790)
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(74,110)	(67,537)	(39,300)
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of companies, net of cash acquired	—	—	(75,989)
Purchases of property and equipment	(43,451)	(74,994)	(54,173)
Issuance of loan to related party	—	—	(4,400)
Settlement received related to EMC Acquisition	—	1,250	—
NET CASH USED IN INVESTING ACTIVITIES	(43,451)	(73,744)	(134,562)

GLOBAL EAGLE ENTERTAINMENT INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

	Year Ended December 31,
	2018	2017	2016
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of Second Lien Notes and equity warrants	150,000	—	—
Proceeds from issuance of debt, net of $15,000 discount	—	485,000	—
Issuance costs	(6,968)	(20,927)	—
Repayment of long-term debt	(13,484)	(423,018)	(3,806)
Repayment of revolving credit facility	(80,585)	—	—
Proceeds from borrowings on line of credit	56,600	78,000	27,500
Payment of contingent consideration	—	(1,599)	—
Repurchase of common stock warrants	—	—	(5,219)
Proceeds from exercise of stock options and warrants	—	—	(450)
Other financing activities, net	—	—	(4,127)
Borrowings from related party	—	6,370	—
NET CASH PROVIDED BY FINANCING ACTIVITIES	105,563	123,826	13,898
Effects of exchange rate changes on cash and cash equivalents	85	645	655
Net decrease in cash and cash equivalents	(11,913)	(16,810)	(159,309)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR(1)	51,868	68,678	227,987
CASH AND CASH EQUIVALENTS AT END OF YEAR(1)	$39,955	$51,868	$68,678
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for:
Taxes	$7,779	$7,863	$12,562
Interest	$54,291	$36,018	$19,249
SIGNIFICANT NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of common stock in connection with acquisition of business	$—	$25,000	$40,607
Deferred consideration liabilities incurred in connection with acquisition of business	$—	$—	$25,000
Release of restricted cash held in escrow to former owners of MTN	$—	$15,483	$—
Conversion of PIK interest on our Second Lien Notes to additional principal	$8,450	$—	$—
Purchases of property, plant and equipment held in accounts payable	$4,057	$9,390	$13,500
Distributions from equity method investee to offset demand promissory note	$7,350	$—	$—

(1) December 31, 2018 figures have been recast to include the impact of the adoption of ASU 2016-18. See Note 2. Basis of Presentation and Summary of Significant Accounting Policies.

The accompanying notes are an integral part of these consolidated financial statements.

Global Eagle Entertainment Inc.

Notes to Consolidated Financial Statements

Note 1.    Business

Global Eagle Entertainment Inc. is a Delaware corporation headquartered in Los Angeles, California. Global Eagle (together with its subsidiaries, “Global Eagle”, or the “Company”) is a leading provider of media and satellite-based connectivity to fast growing, global mobility markets across air, land and sea. Global Eagle offers a fully integrated suite of rich media content and seamless connectivity solutions that cover the globe. As of December 31, 2018, the Company’s business was comprised of two operating segments: Media & Content and Connectivity, with the Connectivity segment encompassing the operations of the former Aviation Connectivity and Maritime & Land Connectivity segments. See Note 15. Segment Information for further discussion on the Company’s reportable segments.

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

The EMC Acquisition added maritime and land-based connectivity operations to the segment upon the consolidation of the Company’s prior Maritime & Land Connectivity segment with its prior Aviation Connectivity segment in the second quarter of 2017.

Note 2.    Basis of Presentation and Summary of Significant Accounting Policies

The following is a summary of the significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). These financial statements have been prepared on the basis of the Company having sufficient liquidity to fund its operations for at least the next twelve months from the issuance of these consolidated financial

Global Eagle Entertainment Inc.
Notes to Consolidated Financial Statements

statements in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 205-40, Presentation of Financial Statements - Going Concern. The Company’s principal sources of liquidity have historically been its debt and equity issuances and its cash and cash equivalents (which cash and cash equivalents amounted to $39.2 million as of December 31, 2018). The Company’s internal plans and forecasts indicate that it will have sufficient liquidity to continue to fund its business and operations for at least the next twelve months in accordance with ASC Topic 205-40.

ASC Topic 205-40, requires that an entity’s management evaluate whether there are relevant conditions and events that in aggregate raise substantial doubt about the entity’s ability to continue as a going concern and to meet its obligations as they become due within one year after the date that the financial statements are issued. Under this standard, the assessment by the entity’s management shall not take into consideration the potential mitigating effects of management’s plans that have not been fully implemented as of the date the financial statements are issued. Under ASC Topic 205-40, the first step of the assessment requires the entity to conclude that it will meet its obligations as they become due within one year after the date that the financial statements are issued, and the second step considers management’s mitigating measures in the event that management has concluded there is substantial doubt about the entity’s ability to continue as a going concern and to meet its obligations as they become due within one year after the date the financial statements are issued.

The Company’s management completed the first step of the assessment required by ASC Topic 205-40, considering, among other things, the Company’s current financial condition, taking into account the $150 million investment by Searchlight on March 27, 2018 (the “Second Lien Notes”) (as discussed in Note 9. Financing Arrangements) as well as negative factors such as its material weaknesses in its internal controls and the substantial time and resources that management must continue to dedicate to remediate and compensate for them; obligations coming due within the next 12 months; funds necessary to maintain its operations; and other conditions and events that may adversely affect the Company’s ability to meet its obligations within one year, such as a potential failure to satisfy its reporting obligations under its debt instruments as described below, history of recurring losses and cash used in operating activities, the Company’s negative working capital position as of December 31, 2018, and its substantial indebtedness. Following this assessment, the Company’s management believes that the Company has sufficient liquidity and access to funds to meet its obligations as they become due within one year after the date that the financial statements are issued. As such, management did not need to conduct a second-step assessment.

The assessment by the Company’s management that the Company will have sufficient liquidity to continue as a going concern is based on underlying estimates and assumptions, including that the Company: (i) timely files its periodic reports with the U.S. Securities and Exchange Commission (the “SEC”); (ii) services its indebtedness and complies with the covenants (including the financial-reporting covenants) in the agreements governing its indebtedness; and (iii) remains listed on The Nasdaq Stock Exchange (“Nasdaq”), including maintaining a minimum stock price pursuant to Nasdaq’s listing rules.

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

Reclassifications

Global Eagle Entertainment Inc.
Notes to Consolidated Financial Statements

Certain reclassifications have been made to the consolidated financial statements of prior years and the accompanying notes to conform to the current year presentation. Effective January 1, 2018, the Company adopted ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (a consensus of the FASB Emerging Issues Task Force) and as a result reclassified the presentation of its statement of cash flows for the twelve months ended December 31, 2017, to conform with the new restricted cash guidance. Refer to sub-section titled Adoption of New Accounting Pronouncements below in this Note.

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

Revenue Recognition

On January 1, 2018, the Company adopted ASU 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014- 09” or “Topic 606”) and all related amendments and applied the concepts to all contracts which were not completed as of January 1, 2018, using the modified retrospective method, recognizing the cumulative effect of applying the new standard as an adjustment to the opening balance of accumulated deficit. Results for reporting periods beginning after January 1, 2018, are presented under Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with its historical accounting policies.

The Company recorded a net reduction to an opening accumulated deficit of $0.9 million as of January 1, 2018, due to the cumulative impact of adopting Topic 606, with the impact primarily related to the capitalization of contract costs previously expensed and the recognition of deferred revenue as of December 31, 2017, through accumulated deficit relating to time-based software licenses offset by the deferral of revenues for usage-based licenses that were previously recognized upfront. Applying Topic 606 resulted in a net increase of $4.1 million to revenue, for the twelve months ended December 31, 2018, comprised of a net decrease of $1.4 million in licensing and services revenue and a net increase of $5.5 million in equipment revenue. The impact to cost of goods sold for the twelve months ended December 31, 2018, was a net decrease of $1.2 million, comprised of a net decrease of $1.3 million in licensing and services cost of sales, partially offset by a net increase of $0.2 million in equipment cost of sales.
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
The Company’s revenue is principally derived from the following segments:
Media & Content

Global Eagle Entertainment Inc.
Notes to Consolidated Financial Statements

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

•
Lab Services - The Company addresses a variety of technical customer needs relating to content regardless of the particular IFE system being used. Content acquired from studios and producers is normally provided to the Company in certain languages, aspect ratios, and file sizes. The Company’s customers (e.g., airlines) have IFE systems requiring certain aspect ratios and file sizes. In addition, the customers request additional languages for their global passenger base. These technical services include encoding, editing and metadata services, as well as language subtitle and dubbing services, and are generally performed in-house in the Company’s technical facilities (collectively considered “Lab Services”). Lab Services

Global Eagle Entertainment Inc.
Notes to Consolidated Financial Statements

are typically priced on a flat fee per month, ad hoc basis, or included in the content pricing. Revenue is recognized when the Lab Services performance obligation is complete, and the underlying content has been accepted by and is available to the customer, typically on the license available date of the respective content.

•
Ad Hoc Services - The Company may perform additional non-recurring implementation, configuration, interactive development or other ad hoc services connected with the games and applications delivery. These services include embedding of customer logo(s) and population of content within applications (e.g., food and beverage content within the Company’s eMealMenu application).

Connectivity
Aviation Services Revenue. Services revenue for Connectivity includes satellite-based Internet services and related technical and network operational support and management services and live television. The connectivity services provide airlines with the capability to provide its passengers’ wireless access to the Internet, which allows passengers to web-surf, email, text, and access live television. The connectivity experience also permits passengers to enjoy inflight entertainment, such as streaming for non-live television, and movies and video-on-demand, delivered through a web-based framework for an initial “landing page”. The revenue is recognized over time as control is transferred to the customer (i.e. the airline), which occurs continuously as customers receive the bandwidth/ connectivity services.
Aviation Equipment Revenue. Equipment revenue is recognized when control passes to the customer, which is at the later of shipment of the equipment to the customer or obtaining the Supplemental Type Certificates (“STC”), as applicable. In determining whether an arrangement exists, the Company ensures that a binding arrangement is in place, such as a purchase order or a fully executed customer-specific agreement. The Company can objectively determine that control of a good or service has been transferred to the customer in accordance with the agreed-upon specifications in the contract, accordingly customer acceptance is a formality that does not affect the entity’s determination of when the customer has obtained control of good or service. In certain cases where the Company sells its equipment to an aviation customer on a stand-alone basis, it may charge a fee for obtaining STCs from the relevant aviation regulatory body, which permits the Company’s equipment to operate on certain model/type of aircraft. An STC is highly interrelated with the Connectivity services as it is often required for new equipment and/or for new types of aircrafts prior to the airlines installing the equipment. When an STC is required it would not be sold separately as it has no value to the customer without the equipment and vice versa. As such, in such circumstances, the Company does not consider an STC separate from the equipment. To the extent that the Company contracts to charge STC fees in equipment-only sales, the Company will record these fees as revenue at the later of shipment of the equipment to the customer or obtaining the STC, as applicable.
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

Global Eagle Entertainment Inc.
Notes to Consolidated Financial Statements

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
Cost of Sales

Media & Content

Cost of sales for Media & Content consist primarily of the costs to license or purchase media content, direct costs to service content for aviation, maritime and other non-theatrical markets, and advertising revenue-sharing payments to its customers. Included in the cost of sales, when applicable, is amortization expense associated with the purchase of film content libraries acquired in business combinations and, in the ordinary course of business, personnel, support and occupancy costs.

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

Sales and marketing

Sales and marketing expense primarily comprises of personnel costs, advertising costs, including promotional events and other brand building and product marketing expenses, corporate communications, certain professional fees, occupancy costs and travel expenses.

Advertising costs are expensed as incurred. Advertising expenses for the years ended December 31, 2018, 2017, and 2016 were not material.

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

Global Eagle Entertainment Inc.
Notes to Consolidated Financial Statements

The Company’s product development expenditures are focused on developing new products and services and obtaining STC as required by the FAA for each model/type of aircraft prior to providing Connectivity services. To the extent that the Company is contracted to obtain STC, and customers reimburse these costs, the Company will record these reimbursements directly against its product development expenses.

Stock-Based Compensation

Stock-based awards principally comprise of stock options, restricted stock units (“RSUs”), performance-based RSU (“PSU”) awards, and beginning in 2018, cash-settled stock appreciation rights, referred to as “phantom options”. Stock-based awards are generally issued to certain senior management personnel and non-employee directors. Stock-based compensation cost (other than phantom options) is measured at the grant date based on the fair value of the award and is recognized as an expense over the requisite service period, which is the vesting period, on a straight-line basis, net of estimated forfeitures. Our phantom options are accounted for as liability awards and are re-measured at fair value each reporting period with compensation expense being recognized over the requisite service period.

The Company uses the Black-Scholes option pricing model and the Monte Carlo simulation to determine the grant date fair value of its stock options and phantom options, respectively, as well as the fair value at each reporting period. This model requires the Company to estimate the expected volatility and the expected term of the stock options, which are highly complex and subjective variables. The Company uses an expected volatility of its stock price during the expected life of the options that is based on the historical performance of the Company’s stock price as well as including an estimate using similar companies. The expected term is computed using the simplified method as the Company’s best estimate given its lack of actual exercise history. The Company has selected a risk-free rate based on the implied yield available on U.S. Treasury securities with a maturity equivalent to the expected exercise term of the stock option. The Company currently has no history or expectation of paying cash dividends on its common stock.

The grant date fair value of the time-vesting RSUs equals the closing price of the Company’s common stock on the grant date.

For PSU awards, the Company recognizes stock-based compensation expense over the requisite service period based on the grant date fair value of a unit multiplied by the number of units granted. The grant date fair value of a unit is computed using a Monte-Carlo simulation which uses a risk-free interest rate based on the U.S. Treasury rate on the date of grant commensurate with the term of the performance period.

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

Stock Repurchases

In March 2016 the Company’s Board of Directors authorized a stock repurchase program. Shares of the Company’s stock repurchased by the Company are accounted for when the transaction is settled. Repurchased shares held for future issuance are classified as treasury stock. Shares formally or constructively retired are deducted from common stock at par value and from additional paid-in capital for the excess of cash paid over par value. If additional paid-in capital has been exhausted, the excess over par value is deducted from retained earnings. Direct costs incurred to acquire the shares are included in the total cost of the repurchased shares. The Company did not repurchase any shares of its common stock during the years ended December 31, 2018 and December 31, 2017. As of December 31, 2018, the remaining authorization under the stock repurchase plan was $44.8 million.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an initial maturity of 90 days or less to be cash equivalents.

Global Eagle Entertainment Inc.
Notes to Consolidated Financial Statements

Restricted Cash

The Company maintains certain letters of credit agreements with its customers that are secured by the Company’s cash for periods up to three years. As of December 31, 2018, and 2017, the Company had restricted cash of $0.8 million and $3.6 million, respectively.

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

The Company performs impairment testing at the asset group level that represents the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. If events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable and the expected undiscounted future cash flows attributable to the asset group are less than the carrying amount of the asset group, an impairment loss equal to the excess of the asset’s carrying value over its fair value is recorded. Fair value is determined based upon estimated discounted future cash flows. Other than as stated in Content Library below, no impairment losses were recorded during the years ended December 31, 2018 and 2017. During the year ended December 31, 2016, the Company recorded an impairment loss of $4.1 million in the Consolidated Statements of Operations. The impairment loss represented the write-off of capitalized costs associated with internally developed software projects which were abandoned.

Global Eagle Entertainment Inc.
Notes to Consolidated Financial Statements

Content Library

Content library represents minimum guaranteed amounts to acquire distribution rights. The Company capitalizes the amounts paid for the guarantees, and records an asset and liability for any remaining unpaid portion of the guarantee when the film is released for exploitation. Amounts owed in excess of the capitalized minimum guarantees are expensed when revenue from exploiting the film right have fully recouped the minimum guarantee based on the contractual royalty rates. The useful life of licensed film rights within the content library corresponds to the respective period over which the film rights will be licensed. Capitalized film rights are amortized ratably over their expected revenue streams and included in cost of sales. The Company anticipates that $6.3 million of its capitalized film costs will be amortized within the next 12 months with the remainder being amortized in the subsequent two years. As of December 31, 2018, unamortized film costs for released films were not material due to the short duration of the exploitation period. Participations are accrued on an individual title basis and expensed in the proportion that the revenue is generated over the exploitation period. As of December 31, 2018, the Company expected to pay accrued participation liabilities of $14.4 million during the next 12 months. As of December 31, 2018, and 2017, the Company had minimum guarantee liabilities, current of $1.1 million and $0.8 million, respectively, which are included in Accounts payable and accrued liabilities in the Consolidated Balance Sheets.

Content library is periodically tested for impairment, but no less than annually. The marketability of the individual film right can determine the fair value of such film and whether an impairment loss is necessary. If the fair value determined based on the estimated future cash flows for an individual film right is lower than its carrying amount as of the reporting date, an impairment loss is recognized in such period. For the years ended December 31, 2018, 2017 and 2016, the impairment charges for the content library were $2.4 million, $2.5 million, and $3.1 million, respectively, included in Cost of sales in the Consolidated Statements of Operations.

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

The Company installs connectivity equipment under agreements entered into with its customers. The assets are recorded as Property, plant and equipment, net, on the Consolidated Balance Sheets. The Company begins depreciating the assets when they are ready for their intended use over a 5-7 year term which approximates the expected useful lives of the equipment.

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
Goodwill represents the excess of the cost of an acquired entity over the fair value of the acquired net assets. The Company does not amortize goodwill, and instead evaluates it for impairment at the reporting unit level annually as of December 31 of each fiscal year or when an event occurs, or circumstances change that indicates the carrying value may not be recoverable. During the first quarter of 2017, the Company adopted ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Accounting for Goodwill Impairment. Under the then newly adopted guidance, the optional qualitative assessment, referred to as “Step 0”, and the first step of the quantitative assessment (“Step 1”) remained unchanged versus the prior guidance. However, the requirement to complete the second step (“Step 2”), which involved determining the implied fair value of goodwill and comparing it to the carrying amount of that goodwill to measure the impairment loss, was eliminated. As a result, Step 1 will be used to determine

Global Eagle Entertainment Inc.
Notes to Consolidated Financial Statements

both the existence and amount of goodwill impairment. An impairment loss will be recognized for the amount by which the reporting unit’s carrying amount exceeds its fair value, not to exceed the carrying amount of goodwill in that reporting unit.
The Company periodically analyzes whether any indicators of impairment have occurred. As part of these periodic analyses, the Company compares its estimated fair value, as determined based on its stock price, to its net book value. During the fourth quarter of 2016, due to a continuing significant decline in its stock price and other indicators of impairment that arose during the fourth quarter of 2016, the Company deemed it more appropriate to assess goodwill impairment as of December 31, 2016, rather than the historical testing date of October 1. As discussed below, the Company further evaluated goodwill for impairment as of March 31 and December 31, 2017.
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
The Company determined that the fair value of the Media & Content and Aviation Connectivity reporting units exceeded their carrying values, but that the fair value of the Maritime & Land Connectivity reporting unit was below its carrying value. Therefore, the Company conducted step two of the impairment test for the Maritime & Land Connectivity reporting unit and determined the carrying value of goodwill in the Maritime & Land Connectivity reporting unit exceeded its implied fair value, resulting in an impairment charge of $123.0 million. This was as a result of reduced financial projections for the Maritime & Land Connectivity reporting unit, due to, among other things: lower than expected actual financial results from this business due to margin compression resulting from competition in the Company’s cellular backhaul land business in Africa, resulting in diminished financial performance relative to its original expectations; delayed new deal executions and slower than anticipated installations and upgrades, also resulting in diminished financial performance relative to its original expectations; and operational challenges in integrating a legacy EMC acquiree in 2015 into this reporting unit, resulting in delayed acquisition synergies. Given the foregoing, the Company determined there was greater uncertainty in achieving its prior financial projections and so applied a higher discount rate for purposes of its goodwill impairment analysis. The higher discount rate negatively affected the fair value of the Maritime & Land Connectivity reporting unit.
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
For the quarter ended December 31, 2017, the Company again identified a triggering event due to a further decline in its market capitalization, which the Company believes was driven by investor uncertainty around its liquidity position and the previous delinquency of its SEC filing status. Consequently, the Company performed another assessment of the fair value of its three reporting units for the quarter ending December 31, 2017. In performing that reassessment, the Company adjusted the assumptions used in the impairment analysis and increased the discount rate used in the impairment model, which negatively impacted the fair value of the Maritime & Land Connectivity and Aviation Connectivity reporting units. Following this analysis, the Company determined that the fair value of the Media & Content reporting unit exceeded its carrying value, while the fair value of the Maritime & Land Connectivity and Aviation Connectivity reporting units were below their carrying values. As such, the Company recorded impairment charges of $45.0 million and $44.0 million in its Maritime & Land Connectivity and Aviation Connectivity reporting units, respectively, during the fourth quarter of 2017. The key assumptions underlying the Company’s valuation model used for accounting purposes, as described above, were updated to reflect the delays in realizing anticipated EMC Acquisition-related synergies that impact both the Maritime & Land Connectivity and Aviation Connectivity reporting units. Additionally, network expansion to meet current and anticipated new customer demand caused a step-up in bandwidth costs in its Maritime & Land and Aviation Connectivity reporting units. The Company’s total goodwill impairment recorded for the full year ended December 31, 2017, was $167.0 million. The Company did not record any goodwill impairment during the year ended December 31, 2018. At December 31, 2018, the remaining amount of goodwill was $159.6 million, of which $22.1 million was associated with the Maritime & Land reporting unit. See Note 5. Goodwill.

Global Eagle Entertainment Inc.
Notes to Consolidated Financial Statements

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

The Company did not consummate any acquisitions or business combinations during the years ended December 31, 2018 and December 31, 2017.

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
During the fourth quarter of 2017, in accordance with ASC 323, Investments—Equity Method and Joint Ventures, the Company completed an assessment of the recoverability of its equity method investments. The Company determined that the carrying value of its interest in its WMS joint venture exceeded the estimated fair value of its interest, which management concluded was other than temporary, and accordingly, recorded an impairment charge of $16.7 million relating to its WMS equity investment. This WMS impairment was primarily as a result of lower than expected financial results for year ended December 31, 2018, due to the loss of a roaming partner. This resulted in a decline in revenue and margin which management believes is not expected to recover in the foreseeable future, causing the Company to reduce its financial projections for the WMS business for 2018 and beyond.
The Company conducted a similar assessment during the fourth quarter of 2018, and determined that the carrying value of its interest in its WMS joint venture exceeded the estimated fair value of its interest, which management concluded was other than temporary, and accordingly, recorded an impairment charge of $51.0 million relating to its WMS equity investment. This WMS impairment was primarily the result of slower than expected adoption of growth initiatives, reducing our financial projections for the WMS business for 2019 and beyond.
Santander Teleport S.L. (“Santander”)

Global Eagle Entertainment Inc.
Notes to Consolidated Financial Statements

Also in connection with the EMC Acquisition, the Company acquired an equity interest in a teleport in Santander, Spain, which provides various telecommunication services, including teleport and terrestrial services (EMC owned this interest at the time of the EMC Acquisition). The Company holds a 49% equity interest in Santander and the remaining 51% is held by an unaffiliated Spanish company (the “Santander third-party investor”). The Santander third-party investor is responsible for the day-to-day management and operations of Santander. Some matters—such as the determination of capital contributions, capital expenditures over budget and distributions—require approval of Santander’s board of directors, which consists of five voting members, three of which are appointed by the Santander third-party investor and two of which are appointed by the Company. Profits and losses for any fiscal year are allocated between the Company and the Santander third-party investor in proportion to their respective ownership interests. The carrying value of the Company’s investment in Santander approximated its fair value on the date the Company acquired EMC and was subsequently adjusted for contributions, distributions, and net income (loss) attributable to Santander.
On a periodic basis, the Company assesses whether there are any indicators that the value of its investments may be impaired, in accordance with FASB Accounting Standards Codification (“ASC”) 323, Investment—Equity Method and Joint Ventures. When circumstances indicate there may have been a reduction in the value of an equity method investment, the Company evaluates the equity method investment and any advances made for impairment by estimating its ability to recover its investment from future expected cash flows. If management determines the loss in value is other than temporary, the Company recognizes an impairment charge to reflect the equity investment and any advances made at fair value. No impairment charges have been recorded for Santander for the years ended December 31, 2018, 2017 and 2016.
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
Net Loss Per Share

Basic loss per common share is computed using the weighted-average number of common shares outstanding during the period. Diluted loss per share is computed using the weighted-average number of common shares and the dilutive effect of contingent shares outstanding during the period. Potentially dilutive contingent shares, which consist of stock options, restricted stock units (including performance stock units), liability warrants, warrants issued to third parties and accounted for as equity instruments, convertible senior notes and contingently issuable shares, have been excluded from the diluted loss per share calculation when the effect of including such shares is anti-dilutive. Common shares to be issued upon the exercise of warrant instruments classified as liabilities are included in the calculation of diluted loss per share when dilutive.

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

Global Eagle Entertainment Inc.
Notes to Consolidated Financial Statements

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

The Tax Act also adds many new provisions including changes to bonus depreciation, the deduction for executive compensation and interest expense, a tax on global intangible low-taxed income (GILTI), the base erosion anti-abuse tax (BEAT) and a deduction for foreign-derived intangible income (FDII). BEAT provisions do not apply to the Company in 2018. The Company will continue to assess the facts in order to determine when the provisions become applicable. The GILTI provisions are fully offset by current year losses.

On December 22, 2017, Staff Accounting Bulletin No. 118 (“SAB 118”) was issued to address the application of generally accepted accounting principles in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Act.

In accordance with SAB 118, the Company has estimated the impacts of the Tax Act using information known or knowable at this time, including an income tax benefit of $4.6 million in the year ended December 31, 2017, reflecting the revaluation of net deferred tax liability based on a U.S. federal tax rate of 21 percent. As a result of finalizing the repatriation income pursuant to the Tax Act, the Company recognized income, net of dividend received reduction, in the amount of $21.7 million, which was fully offset by the net operating loss and had no material impact to the current tax positions.

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

Global Eagle Entertainment Inc.
Notes to Consolidated Financial Statements

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

The following tables summarize the Company’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2018, and 2017, respectively (in thousands, except as presented in footnotes to the tables):

	December 31, 2018	Quotes Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Liabilities:
Earn-out liability (1)	$114	$—	$—	$114
Contingently issuable shares(3)	1,371	—	—	1,371
Phantom stock options(4)	1,564	—	—	1,564
Total	$3,049	$—	$—	$3,049

	December 31, 2017	Quotes Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Liabilities:
Earn-out liability(1)	$114	$—	$—	$114
Liability warrants(2)	20	—	—	20
Contingently issuable shares(3)	1,448	—	—	1,448
Total	$1,582	$—	$—	$1,582

(1)	Represents aggregate earn-out liabilities for the Company’s acquisitions of WOI, RMG, navAero and masFlight assumed in business combinations for the year ended December 31, 2015.

(2)	Includes 6,173,228 Public SPAC Warrants (as defined below) outstanding at December 31, 2017, which expired on January 31, 2018 and are no longer exercisable.

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

(4)
The Company’s cash-settled phantom stock options, granted during 2018, are accounted for as liability awards and are re-measured at fair value each reporting period with compensation expense being recognized over the requisite service period. As of December 31, 2018, the aggregate estimated fair value of the Company’s cash-settled phantom stock options was $6.7 million, for which the vested portion recognized as a liability in its Consolidated Balance Sheets was $1.6 million. The cash-settled phantom stock options are described in more detail in Note 12. Common Stock, Stock-Based Awards and Warrants.

Public SPAC Warrants. The Company’s Public SPAC Warrants issued in the Company’s initial public offering in 2011 (which were recorded as derivative warrant liabilities) expired on January 31, 2018, and are no longer exercisable. For the twelve months ended December 31, 2018 and 2017, the Company recorded income of less than $0.1 million and of $0.4 million, respectively,

Global Eagle Entertainment Inc.
Notes to Consolidated Financial Statements

due to the change in the fair value of these warrants. The change in value of these Public SPAC Warrants is included in the change in fair value of derivatives in the Consolidated Statements of Operations.
The following tables present the fair value roll-forward reconciliation of Level 3 assets and liabilities measured at fair value for the years ended December 31, 2018, 2017 and 2016, respectively (in thousands):

	Phantom stock Options (Level 3)	Liability Warrants (Level 3)	Contingently Issuable Shares (Level 3)	Earn-Out Liabilities (Level 3)
Balance, December 31, 2016	—	433	4,545	1,987
Payments of earn-out liability	—	—	—	(1,937)
Change in value	—	(413)	(3,097)	64
Balance, December 31, 2017	—	20	1,448	114
Fair value of cash-settled phantom stock options	1,564	—	—	—
Change in value	—	(20)	(77)	—
Balance, December 31, 2018	$1,564	$—	$1,371	$114
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

Contingently Issuable Shares. The liabilities for these contingently issuable shares are included in Accounts payable and accrued liabilities on the December 31, 2018, Consolidated Balance Sheet. The fair values of these contingently issuable shares were determined using a quantitative put option method. The change in the fair value of the contingently issuable shares are included in change in fair value of derivatives in the December 31, 2018, Consolidated Statement of Operations.

The following table presents information about significant unobservable inputs related to Level 3 financial liabilities as of December 31, 2018:

	Phantom Stock Options		Contingently Issuable Shares
Assumed liquidation company share price	N/A	N/A	$10.00	$12.00
Common stock price at December 31, 2018	$2.23	$2.23	$2.23	$2.23
Exercise price	$4.00	$8.00	N/A	N/A
Estimated term (in years)	4.48 - 4.95	6.49 - 6.95	10.67	11.97
Expected stock volatility	62.0%	62.0%	67.0%	67.0%
Risk free rate	2.44% - 2.69%	2.44% - 2.69%	N/A	N/A
Dividend yield	—%	—%	—%	—%
Implied discount for lack of marketability (1)	N/A	N/A	31.6%	31.8%

(1)	A discount for lack of marketability was applied to the resulting values as the shares, when issued, may not initially be registered with the SEC.

Nonrecurring Fair Value Measurements. The Company measures its equity method investments at fair value on a nonrecurring basis, when they are deemed to be other-than-temporarily impaired, using Level 3 unobservable inputs. Based on our non-controlling 49% interest, and having no direct comparable publicly-listed competitor to WMS, management concluded that utilizing the income approach, specifically the discounted cash flow method, would be the most reasonable method of assessing

Global Eagle Entertainment Inc.
Notes to Consolidated Financial Statements

the fair value of WMS. During the year ended December 31, 2018, the Company recorded an impairment charge of $51.0 million relating to its WMS equity investment after determining that the carrying value of its interest in the WMS joint venture exceeded the estimated fair value of its interest. The net carrying value of our WMS equity investment as of December 31, 2018 amounted to $80.8 million, net of such impairment. See Note 7. Equity Method Investments.
Summary of the Fair Values of Other Financial Instruments

The Company’s other current financial assets and liabilities are recorded at book value, which approximate their fair values due to their short-term nature.

The following table shows the carrying amounts of the Company’s long-term debt in the consolidated financial statements (in thousands):

	December 31, 2018		December 31, 2017
	Carrying Amount(7)	Fair Value	Carrying Amount	Fair Value
Senior secured term loan facility, due January 2023 (+)(1)	478,125	473,344	490,625	486,945
Senior secured revolving credit facility, due January 2022 (+)(2)	54,015	54,015	78,000	78,000
2.75% convertible senior notes due 2035 (1) (3)	82,500	49,064	82,500	43,313
Second lien notes, due 2023 (4) (5)	158,450	112,230	—	—
Other debt (6)	1,707	1,707	9,075	9,075
	$774,797	$690,360	$660,200	$617,333

(+) This facility is a component of the 2017 Credit Agreement

(1)	The estimated fair value is classified as Level 2 financial instrument and was determined based on the quoted prices of the instrument in an over-the-counter market.

(2)
The estimated fair value is considered to approximate carrying value given the short-term maturity and is classified as Level 3 financial instruments. In the second quarter of 2018, the Company used a portion of the proceeds of the issuance of its Second Lien Notes to repay the then full outstanding $78 million principal balance on its 2017 Revolving Loans. Subsequently, during the third quarter of 2018, the Company borrowed approximately $54.0 million on the 2017 Revolving Loans. The Company expect to draw on the 2017 Revolving Loans from time to time to fund its working capital needs and for other general corporate purposes.

(3)
The fair value of the 2.75% Convertible Notes is exclusive of the conversion feature therein, which was originally allocated for reporting purposes at $13.0 million, and is included in the Consolidated Balance Sheets within “Additional paid-in capital” (see Note 12. Common Stock, Stock-Based Awards and Warrants). The principal amount outstanding of the Convertible Notes was $82.5 million as of December 31, 2018, and the carrying amounts in the foregoing table reflect this outstanding principal amount on a gross basis and not net of debt issuance costs and discount associated with the equity component.

(4)
The principal amount outstanding of the Second Lien Notes, due June 2023 as set forth in the foregoing table was $158.5 million as of December 31, 2018, and is not the carrying amount of the indebtedness (i.e. outstanding principal amount net of debt issuance costs and discount associated with the equity component and includes approximately $8.5 million of payment-in-kind (“PIK”) interest converted to principal during the twelve months ended December 31, 2018). The value allocated to the attached penny warrants and market warrants for financial reporting purposes was $14.9 million and $9.3 million, respectively. These qualify for classification in stockholders’ equity and are included in the Consolidated Balance Sheets within “Additional paid-in capital” (see Note 9. Financing Arrangements).

(5)	The fair value of the Second Lien Notes was determined based on a Black-Derman-Toy interest rate Lattice model. The key inputs of the valuation model contain certain Level 3 inputs.

(6)	The estimated fair value is considered to approximate carrying value given the short-term maturity and is classified as Level 3 financial instruments.

(7)	The carrying amounts presented above at December 31, 2018 and 2017, exclude $65.2 million and $41.1 million of unamortized bond discounts and issuance costs, respectively.
Adoption of New Accounting Pronouncements
On January 1, 2018, the Company adopted ASU 2014-09 and all related amendments and applied the concepts to all contracts using the modified retrospective method, recognizing the cumulative effect of applying the new standard as an adjustment to the

Global Eagle Entertainment Inc.
Notes to Consolidated Financial Statements

opening balance of retained earnings. The 2017 comparative information has not been restated and continues to be reported under the accounting standards in effect for those prior periods. See Note. 3 Revenue.
In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (a consensus of the FASB Emerging Issues Task Force), which requires that a statement of cash flows explains the change during the period in cash, cash equivalents, and amounts generally described as restricted cash. Amounts generally described as restricted cash should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The Company adopted the standard effective January 1, 2018, and as a result, reclassified the presentation of its statement of cash flows for the twelve months ended December 31, 2017, for restricted cash balances. For the twelve months ended December 31, 2017, adopting the standard resulted in an increase to the Company’s beginning-of-period and end-of-period cash, cash equivalents and restricted cash of $18.0 million and $3.6 million in the Consolidated Statements of Cash Flows, respectively. In addition, removing the change in restricted cash from operating and investing activities in the Consolidated Statements of Cash Flows resulted in an increase of $13.8 million and $0.6 million in cash used in operating activities and cash used in investing activities, respectively, for the twelve months ended December 31, 2017.
In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory, which requires the recognition of income tax effects of intra-entity transfers of assets other than inventory when the transfer occurs. Prior GAAP standards prohibited the recognition of those tax effects until the asset had been sold to an outside party. The Company adopted the standard effective January 1, 2018. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.
In August 2016, the FASB issued ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”), which amends Accounting Standards Codification 230, Statement of Cash Flows, the FASB’s standards for reporting cash flows in general-purpose financial statements. The amendments address the diversity in practice related to the classification of certain cash receipts and payments including contingent consideration payments made after a business combination and debt prepayment or debt extinguishment costs. The Company adopted the standard effective January 1, 2018. The adoption of this standard did not have a material impact on its consolidated financial statements.
In August 2018, the FASB issued ASU 2018-15, Intangibles—Goodwill and Other—Internal-use Software: Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (a consensus of the FASB Emerging Issues Task Force), which clarifies the accounting for implementation costs in cloud computing arrangements. The update effectively aligns the requirements for capitalizing implementation costs incurred in a cloud computing arrangement service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. ASU 2018-15 is effective for fiscal years, and interim periods within, beginning after December 15, 2019, with early adoption permitted. The Company early adopted the guidance, effective July 1, 2018, and elected to apply the prospective transition approach. The Company capitalized $0.2 million of implementation costs incurred in a cloud computing arrangement service contract during the year ended December 31, 2018.
In June 2018, the FASB issued ASU 2018-07, Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”), which expands the scope of ASC 718 to include share-based payments granted to non-employees in exchange for goods and services. The guidance largely aligns the accounting for share-based payments to non-employees with the accounting for share-based payments to employees, with certain exceptions. The ASU is effective for the Company beginning January 1, 2019, with early adoption permitted. The Company early adopted the guidance, effective October 1, 2018. The adoption of this standard did not have a material impact on its consolidated financial statements.
Recently Issued Accounting Pronouncements
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”). This update requires most lease assets and lease liabilities to be recognized on the balance sheet and disclosure of key information about leasing arrangements. In July 2018, the FASB issued new guidance (ASU 2018-11, Leases (Topic 842): Targeted Improvements) allowing for an optional transition method enabling adopters to initially apply the new lease requirements at the effective date, and recognize a cumulative-effect adjustment to the opening balance of retained earnings. Under this adoption method, comparative periods would no longer need to be restated. The Company will adopt ASU 2016-02, including certain practical expedients, effective in the first quarter of 2019, applying the optional transition method. The Company will elect to combine lease and non-lease components and to keep leases with an initial term of 12 months or less off the balance sheet and recognize the associated lease payments in the consolidated statements of income on a straight-line basis over the lease term. Based on the Company’s portfolio of leases as of December 31,

Global Eagle Entertainment Inc.
Notes to Consolidated Financial Statements

2018, approximately $25 million and $35 million of total right-of-use assets and total lease liabilities will be recognized related to the Company’s office space, operating centers and other corporate asset operating leases on the Consolidated Balance Sheets as of January 1, 2019. Additionally, we are evaluating the impact of ASU 2016-02 as related to our equipment held by customers and certain future commitments for satellite bandwidth where the Company has the right to control the use of a significant portion of the asset. While the Company continues to assess the potential impacts of ASU 2016-02, the Company does not anticipate the adoption will have a material impact on its Consolidated Statements of Operations, Stockholders’ Deficit, or Cash Flows. This ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, and early adoption is permitted.
In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”), which modifies the disclosure requirements on fair value measurements by removing, modifying, or adding certain disclosures for fair value measurements. The ASU is effective for the Company beginning after January 1, 2020, with early adoption permitted. Certain disclosures in ASU 2018-13 are required to be applied on a retrospective basis and others on a prospective basis. The Company is currently evaluating the potential impact of adopting this guidance on its consolidated financial statements.
In February 2018, the FASB issued ASU 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which allows a reclassification from accumulated other comprehensive income to retained earnings for stranded effects resulting from the Tax Act. The ASU is effective for the Company beginning January 1, 2019, with early adoption permitted. The Company intends to adopt the ASU effective January 1, 2019. Management does not believe this standard will have a material impact on its consolidated financial statements.

Note 3.    Revenue

On January 1, 2018, the Company adopted ASU 2014-09 using the modified retrospective method and applied it to contracts which were not completed as of January 1, 2018. The following table presents the effect of the adoption of ASU 2014-09 on its Consolidated Balance Sheets as of December 31, 2018 (in thousands):

Global Eagle Entertainment Inc.
Notes to Consolidated Financial Statements

	December 31, 2018
	Without ASC 606 Adoption	Effect of Change Increase/ (Decrease)	As Reported

Cash and cash equivalents	$39,154	—	$39,154
Restricted cash	801	—	801
Accounts receivable, net	98,136	(513)	97,623
Inventories	34,649	—	34,649
Prepaid expenses	9,104	—	9,104
Other current assets	10,498	—	10,498
TOTAL CURRENT ASSETS	192,342	(513)	191,829
Content library	6,966	—	6,966
Property, plant and equipment	176,577	—	176,577
Goodwill	159,562	—	159,562
Intangible assets, net	84,136	—	84,136
Equity method investments	83,135	—	83,135
Other non-current assets	7,866	7,016	14,882
TOTAL ASSETS	$710,584	$6,503	$717,087

Accounts payable and accrued liabilities	$178,916	(1,860)	$177,056
Deferred revenue	7,574	(144)	7,430
Current portion of long-term debt	22,673	—	22,673
Other current liabilities	5,032	—	5,032
TOTAL CURRENT LIABILITIES	214,195	(2,004)	212,191
Deferred revenue, non-current	1,116	—	1,116
Long-term debt	686,938	—	686,938
Deferred tax liabilities	8,406	—	8,406
Other non-current liabilities	34,771	—	34,771
TOTAL LIABILITIES	945,426	(2,004)	943,422

Preferred stock	—	—	—
Common stock	10	—	10
Treasury stock	(30,659)	—	(30,659)
Additional paid-in capital	814,488	—	814,488
Subscriptions receivable	(597)	—	(597)
Prior year accumulated deficit	(773,791)	932	$(772,859)
Current year retained deficit	(244,174)	7,575	$(236,599)
Accumulated other comprehensive loss	(119)	—	(119)
TOTAL STOCKHOLDERS’ DEFICIT	(234,842)	8,507	(226,335)
TOTAL LIABILITIES & STOCKHOLDERS’ DEFICIT	$710,584	6,503	$717,087

Global Eagle Entertainment Inc.
Notes to Consolidated Financial Statements

The following table presents the effect of the adoption of ASU 2014-09 on the Company’s Consolidated Statements of Operations for the twelve months ended December 31, 2018 (in thousands, except per share amounts):

	Twelve Months Ended December 31, 2018
	Without ASC 606 Adoption	Effect of Change Increase/ (Decrease)	As Reported
Revenue:
Licensing and services	$607,648	(1,421)	$606,227
Equipment	35,375	5,492	40,867
Total revenue	643,023	4,071	647,094
Cost of sales:
Licensing and services	482,194	(1,330)	480,864
Equipment	31,362	167	31,529
Total cost of sales	513,556	(1,163)	512,393
Gross Margin	129,467	5,234	134,701
Operating expenses:
Sales and marketing	37,594	30	37,624
Product development	35,111	(2,371)	32,740
General and administrative	134,663	—	134,663
Provision for legal settlements	1,317	—	1,317
Amortization of intangible assets	38,440	—	38,440
Goodwill impairment	—	—	—
Total operating expenses	247,125	(2,341)	244,784
Loss from operations	(117,658)	7,575	(110,083)
Other income (expense):
Interest expense, net	(76,218)	—	(76,218)
Income from equity method investments	(46,310)	—	(46,310)
Change in fair value of derivatives	97	—	97
Other expense, net	(1,017)	—	(1,017)
Loss before income taxes	(241,106)	7,575	(233,531)
Income tax expense	3,068	—	3,068
Net loss	$(244,174)	7,575	$(236,599)

Net loss per share – basic and diluted	$(2.67)		$(2.59)
Weighted average shares outstanding – basic and diluted	91,325		91,325

Global Eagle Entertainment Inc.
Notes to Consolidated Financial Statements

The following table represents a disaggregation of the Company’s revenue from contracts with customers for the twelve months ended December 31, 2018 and 2017 (in thousands):

	Twelve Months Ended December 31,
	2018	2017
Revenue:
Media & Content
Licensing & Services	$315,409	$298,935
Total Media & Content	$315,409	$298,935

Connectivity
Aviation Services	$120,130	$113,167
Aviation Equipment	30,518	27,841
Maritime & Land Services	170,688	169,818
Maritime & Land Equipment	10,349	9,708
Total Connectivity	$331,685	$320,534

Total revenue	$647,094	$619,469
Contract Liabilities
Aviation connectivity contracts involve performance obligations primarily relating to the delivery of connectivity equipment and connectivity services. The connectivity equipment can be provided at a discount and is delivered upfront while the connectivity services are rendered and paid over time. Revenue is allocated based upon the SSP methodology. Where the SSP exceeds the revenue allocation, the revenue to which the Company is entitled is contingent on performing the ongoing connectivity services and the Company records a contract asset accordingly. The balance as of December 31, 2018, and December 31, 2017, of contract contingent revenue was not material.
For some customer contracts, the Company may invoice upfront for services recognized over time or for contracts in which it has unsatisfied performance obligations. Payment terms and conditions vary by contract type, although terms generally include payment terms of 30 to 45 days. In the above circumstances, where the timing of invoicing differs from the timing of revenue recognition, the Company has determined its contracts do not include a significant financing component.
The following table summarizes the significant changes in the contract liabilities balances during the period to December 31, 2018 (in thousands):

Contract Liabilities
Balance as of December 31, 2017	$7,587
Adjustments as a result of cumulative catch-up adjustment	(118)
Revenue recognized that was included in the contract liability balance at the beginning of the period	(6,480)
Increase due to cash received, excluding amounts recognized as revenue during the period	7,557
Balance as of December 31, 2018	8,546

Deferred revenue, current	7,430
Deferred revenue, non-current	1,116
$8,546
As of December 31, 2018, the Company had $1.0 billion of remaining performance obligations, which it also refers to as total backlog. The Company expects to recognize approximately 25% of its remaining performance obligations as revenue in 2019,

Global Eagle Entertainment Inc.
Notes to Consolidated Financial Statements

approximately 17% in 2020, 15% by 2021, and the remaining balance thereafter.
Accounts Receivable, net
The Company extends credit to its customers from time to time. The Company maintains an allowance for doubtful accounts for estimated losses resulting from its customers’ inability to make required payments. Management analyzes the age of customer balances, historical bad debt experience, customer creditworthiness and changes in customer payment terms when making estimates of the collectability of its accounts receivable balances. If management determines that the financial condition of any of its customers has deteriorated, whether due to customer specific or general economic issues, an increase in the allowance may be made. After all attempts to collect a receivable have failed, the receivable is written off.
Accounts receivable consist of the following (in thousands):

	December 31,	December 31,
	2018	2017
Accounts receivable, gross	$103,301	$122,225
Less: Allowance for doubtful accounts	(5,678)	(8,680)
Accounts receivable, net	$97,623	$113,545
Movements in the balance for allowance for doubtful accounts for the twelve months ended December 31, 2018 and 2017 are as follows (in thousands):

	Twelve Months Ended December 31,
	2018	2017	2016
Beginning balance	$8,680	$10,091	$8,640
Additions charged to statements of operations	1,227	2,788	2,624
Less: Bad debt write offs	(4,229)	(4,199)	(1,173)
Ending balance	$5,678	$8,680	$10,091
Capitalized Contract Costs
Certain of the Company’s sales incentive programs meet the requirements to be capitalized as incremental costs of obtaining a contract. The Company recognizes an asset for the incremental costs if it expects the benefit of those costs to be longer than one year and amortize those costs over the expected customer life. The Company applies a practical expedient to expense costs as incurred for costs to obtain a contract when the amortization period would have been one year or less.
Additionally, the Company capitalizes assets associated with costs incurred to fulfill a contract with a customer. For example, the Company capitalizes the costs incurred to obtain necessary STC or other customer-specific certifications for its aviation, maritime and land customers.
The following table summarizes the significant changes in the contract assets balances during the period ended December 31, 2018 (in thousands):

	Contract Assets
	Costs to Obtain	Costs to Fulfill	Total
Balance as of December 31, 2017	$—	$—	$—
Increases as a result of cumulative catch-up adjustment	120	810	930
Capitalization during period	—	3,367	3,367
Amortization	(29)	(167)	(196)
Balance as of December 31, 2018	$91	$4,010	$4,101

Global Eagle Entertainment Inc.
Notes to Consolidated Financial Statements

Contract assets are included within Other current assets on the Company’s Consolidated Balance Sheets.
Practical Expedients, Policy Elections and Exemptions
In circumstances where shipping and handling activities occur subsequent to the transfer of control, the Company has elected to treat shipping and handling as a fulfillment activity rather than a service to the customer.
The Company has made a policy election to exclude from the measurement of the transaction price all taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction and collected by the entity from a customer (e.g., sales, use, value added, and some excise taxes).
The Company applies a practical expedient to expense costs as incurred for incremental costs to obtain a contract when the amortization period would have been one year or less and did not evaluate contracts of one year or less for variable consideration.

Note 4.    Property, Plant and Equipment, net

Property, plant and equipment, net, consisted of the following (in thousands):

	December 31,
	2018	2017
Leasehold improvements	$6,579	$6,869
Furniture and fixtures	2,147	2,187
Equipment (3)	156,029	128,046
Computer equipment	18,561	10,661
Computer software (1)	38,475	31,518
Automobiles	293	311
Buildings	8,005	6,744
Albatross (aircraft)	447	447
Satellite transponders (2)	62,306	79,097
Construction in-progress (3)	7,771	3,370
Total property, plant, and equipment	300,613	269,250
Accumulated depreciation (1) (2) (3)	(124,036)	(74,221)
Property, plant and equipment, net	$176,577	$195,029

(1)
Includes computer software acquired under capital leases of $1.0 million as December 31, 2018 and 2017, net of and related accumulated amortization of $1.0 million and $0.7 million as of December 31, 2018 and 2017, respectively.

(2)	Includes satellite transponders acquired under capital leases of $2.0 million and the related accumulated depreciation of $0.7 million and $0.6 million as of December 31, 2018 and 2017, respectively.

(3)
Includes internally developed software of $33.4 million and $18.1 million and related accumulated amortization of $19.3 million and $11.4 million as of December 31, 2018 and 2017, respectively. Amortization expense for the years ended December 31, 2018, 2017 and 2016 was $7.9 million, $5.1 million and $3.6 million, respectively. Impairment loss for the year ended December 31, 2016 was $4.1 million included in the Consolidated Statements of Operations. There were no impairment losses during the years ended December 31, 2018 and 2017. During the years ended December 31, 2018, 2017 and 2016, the Company capitalized software development costs totaling $10.0 million, $7.4 million and $5.0 million, respectively.

Global Eagle Entertainment Inc.
Notes to Consolidated Financial Statements

Depreciation expense for property, plant and equipment, including software amortization expense and amortization of assets under capital leases, for the years ended December 31, 2018, 2017, and 2016 is as follows (in thousands):

	Year Ended December 31,
	2018	2017	2016
Consolidated Statement of Operations Classification:
Cost of sales	$42,535	$29,798	$10,855
Sales and marketing	3,553	3,219	1,793
Product development	3,257	3,478	2,186
General and administrative	12,560	10,009	6,677
Total	$61,905	$46,504	$21,511

Note 5.    Goodwill

The changes in the carrying amounts of goodwill by reporting unit are as follows (in thousands):

	Aviation Connectivity	Maritime & Land Connectivity	Media & Content	Total
Balance as of December 31, 2016	$98,037	$146,380	$83,419	$327,836
Impairment loss	(44,000)	(123,000)	—	(167,000)
Settlement received related to acquisition	—	(1,250)	—	(1,250)
Foreign currency translation	—	—	110	110
Balance as of December 31, 2017	54,037	22,130	83,529	159,696
Foreign currency translation	(15)	—	(119)	(134)
Balance as of December 31, 2018	$54,022	$22,130	$83,410	$159,562
Gross carrying amount	$98,022	$209,130	$83,410	$390,562
Accumulated impairment loss	(44,000)	(187,000)	—	(231,000)
Balance as of December 31, 2018, net	$54,022	$22,130	$83,410	$159,562

There was no goodwill impairment recognized in the year ended December 31, 2018. During the year ended December 31, 2017, the Company recorded impairment losses of $123.0 million and $44.0 million to its Maritime & Land Connectivity and Aviation Connectivity reporting units, respectively. During the year ended December 31, 2016, the Company recorded an impairment loss of $64.0 million to its Maritime & Land Connectivity reporting unit. Refer to Note 2. Basis of Presentation and Summary of Significant Accounting Policies for details regarding the goodwill impairment losses.
On June 29, 2017, the Company received $1.3 million from the seller of the EMC business, relating to the working capital adjustment escrow in the EMC purchase agreement. The receipt was recorded as a purchase price accounting measurement period adjustment reducing the goodwill balance.

Note 6.    Intangible Assets, net

As a result of historical business combinations, the Company acquired finite-lived intangible assets that are primarily amortized on a straight-line basis, which approximate their expected cash flow patterns. The Company’s finite-lived intangible assets have assigned useful lives ranging from 2.0 to 10.0 years.

Global Eagle Entertainment Inc.
Notes to Consolidated Financial Statements

Intangible assets, net, consisted of the following (in thousands):

		December 31, 2018
	Weighted Average Useful Lives	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Existing technology - software	5.2 years	$36,799	$23,114	$13,685
Developed technology	8.0 years	7,317	4,802	2,515
Customer relationships	8.7 years	138,358	74,558	63,800
Backlog	3.0 years	18,300	14,742	3,558
Other	5.1 years	1,249	671	578
Total		$202,023	$117,887	$84,136

		December 31, 2017
	Weighted Average Useful Lives	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Existing technology - software	4.8 years	$42,999	$20,209	$22,790
Existing technology - games	5.0 years	12,331	12,125	206
Developed technology	8.0 years	7,317	3,887	3,430
Customer relationships	7.9 years	170,716	85,160	85,556
Backlog	3.0 years	18,300	8,642	9,658
Other	4.5 years	2,746	1,804	942
Total		$254,409	$131,827	$122,582

The Company expects to record amortization of the intangible assets as follows (in thousands):

Year Ending December 31,	Amount
2019	$28,647
2020	22,263
2021	13,824
2022	7,907
2023	6,890
Thereafter	4,605
Total	$84,136

The Company recorded amortization expense of $38.4 million, $44.0 million, and $35.6 million for the years ended December 31, 2018, 2017 and 2016, respectively.

Global Eagle Entertainment Inc.
Notes to Consolidated Financial Statements

Note 7.    Equity Method Investments

In connection with the EMC Acquisition, the Company acquired 49% interests in WMS and in Santander. During the fourth quarter of 2018, in accordance with ASC 323, Investments—Equity Method and Joint Ventures, the Company completed an assessment of the recoverability of its equity method investments. The Company determined that the fair value of its investments in Santander exceeded its respective carrying values; however, the carrying value of its interest in the WMS joint venture exceeded the estimated fair value of its interest, which management concluded was other than temporary, and accordingly recorded an impairment charge of $51.0 million relating to its WMS equity investment. This WMS impairment was primarily the result of slower than expected adoption of growth initiatives, reducing our financial projections for the WMS business for 2019 and beyond.

The Company conducted a similar assessment during the fourth quarter of 2017 and determined that the fair value of its investment in Santander exceeded the carrying value; however, the carrying value of the interest in its WMS joint venture exceeded the estimated fair value of its interest, which management concluded was other than temporary, and accordingly, recorded an impairment charge of $16.7 million relating to its WMS equity investment. This WMS impairment was primarily the result of lower than expected financial performance for year ended December 31, 2017, due to the loss of a roaming partner. This resulted in a decline in revenue and margin which was not expected to recover in the foreseeable future, causing the Company to reduce its financial projections for the WMS business for 2018 and beyond.
Following is the summarized financial information for such equity method investments on an aggregated basis as of and for the years ended December 31, 2018 and 2017 (in thousands):

	December 31,
	2018	2017
Current assets	$40,224	$35,859
Non-current assets	26,115	21,009
Current liabilities	15,880	15,151
Non-current liabilities	2,581	1,056

	Year Ended December 31,
	2018	2017
Revenue	$132,087	$133,419
Operating expenses	109,024	111,458
Net income	23,063	21,961

The carrying values of the Company’s equity interests in WMS and Santander as of December 31, 2018 and 2017 were as follows (in thousands):

	Year Ended December 31,
	2018	2017
Carrying value in the Company’s equity method investments	$83,135	$137,299

As of December 31, 2018, there was an aggregate difference of $60.6 million between the carrying amounts (inclusive of the impact of the impairment losses) of these investments and the amounts of underlying equity in net assets in these investments. The difference was determined by applying the acquisition method of accounting in connection with the EMC Acquisition and is being amortized ratably over the life of the related acquired intangible assets. The weighted-average life of the intangible assets at the time of the EMC Acquisition in total was 14.9 years.

Global Eagle Entertainment Inc.
Notes to Consolidated Financial Statements

Note 8.    Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consisted of the following (in thousands):

	December 31,
	2018	2017
Accounts payable	$96,105	$102,893
Content license and royalties	38,946	37,177
Accrued legal settlements	6,969	13,322
Accrued payroll obligations	7,578	7,577
Other accrued expenses	27,458	44,067
Total	$177,056	$205,036

Note 9.    Financing Arrangements

The following table sets forth the summary of the Company’s outstanding indebtedness (in thousands):

	December 31,
	2018	2017
Senior secured term loan facility, due January 2023(+)	478,125	490,625
Senior secured revolving credit facility, due January 2022(+)(1)	54,015	78,000
2.75% convertible senior notes, due February 2035(2)	82,500	82,500
Second lien notes, due 2023(3)	158,450	—
Other debt	1,707	9,075
Unamortized bond discounts, fair value adjustments and issue costs, net	(65,186)	(41,136)
Total carrying value of debt	709,611	619,064
Less: current portion, net	(22,673)	(20,106)
Total non-current	$686,938	$598,958

(+)    This facility is a component of the 2017 Credit Agreement.
(1)    In the second quarter of 2018, the Company used a portion of the proceeds of the issuance of its Second Lien Notes to repay the then full outstanding $78 million principal balance on its 2017 Revolving Loans. Subsequently, during the third and fourth quarters of 2018, the Company borrowed approximately $54.0 million on the facility. The Company expects to draw on the 2017 Revolving Loans from time to time to fund its working capital needs and for other general corporate purposes.
(2)    The principal amount outstanding of the Convertible Notes as set forth in the foregoing table was $82.5 million as of December 31, 2018, and are not the carrying amounts of this indebtedness (i.e., outstanding principal amount net of debt issuance costs and discount associated with the equity component). The carrying amount was $70.4 million and $69.7 million as of December 31, 2018 and 2017, respectively.
(3) The principal amount outstanding of the Second Lien Notes as set forth in the foregoing table was $158.5 million as of December 31, 2018, and is not the carrying amount of the indebtedness (i.e. outstanding principal amount net of debt issuance costs and discount associated with the equity component and includes approximately $8.5 million of PIK interest converted to principal during the year ended December 31, 2018). The value allocated to the attached penny warrants and market warrants for financial reporting purposes was $14.9 million and $9.3 million, respectively. These qualify for classification in stockholders’ equity and are included in the Consolidated Balance Sheets within “Additional paid-in capital”.
Senior Secured Credit Agreement (2017 Credit Agreement)
On January 6, 2017, the Company entered into a senior secured credit agreement (“2017 Credit Agreement”) that provides for aggregate principal borrowings of up to $585 million, consisting of a $500 million term-loan facility (the “2017 Term Loans”) maturing January 6, 2023 and a $85 million revolving credit facility (the “2017 Revolving Loans”) maturing January 6, 2022. The Company used the proceeds of borrowings under the 2017 Credit Agreement to repay the then outstanding balance under a former EMC credit facility assumed in the EMC Acquisition and terminated the former credit facility assumed from EMC. In connection with this January 2017 refinancing, the Company recorded a loss on extinguishment of debt in the amount of $14.4 million during the first quarter of 2017.

Global Eagle Entertainment Inc.
Notes to Consolidated Financial Statements

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
The 2017 Credit Agreement also provides for the issuance of letters of credit in the amount equal to the lesser of $15.0 million and the aggregate amount of the then-remaining revolving loan commitment. As of December 31, 2018, the Company had outstanding letters of credit of $5.6 million under the 2017 Credit Agreement.
Certain of the Company’s subsidiaries are guarantors of its obligations under the 2017 Credit Agreement. In addition, the 2017 Credit Agreement is secured by substantially all of the Company’s tangible and intangible assets, including a pledge of all of the outstanding capital stock of substantially all of the Company’s domestic subsidiaries and 65% of the shares or equity interests of foreign subsidiaries, subject to certain exceptions.
The 2017 Credit Agreement contains various customary restrictive covenants that limit the Company’s ability to, among other things: create or incur liens on assets; make any investments, loans or advances; incur additional indebtedness, engage in mergers, dissolutions, liquidations or consolidations; engage in transactions with affiliates; make dispositions; and declare or make dividend payments. The 2017 Credit Agreement requires the Company to maintain compliance with a maximum consolidated first lien net leverage ratio, as set forth in the 2017 Credit Agreement. In addition, the 2017 Credit Agreement contains representations and warranties as to whether a material adverse effect on the Company has occurred since January 6, 2017, the closing date of the 2017 Credit Agreement. One of the conditions to drawing on the revolving credit facility is confirmation that the representations and warranties in the 2017 Credit Agreement are true on the date of borrowing, and if the Company is unable to make that confirmation, including that no material adverse effect has occurred, the Company will be unable to draw down further on the revolver.
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

Global Eagle Entertainment Inc.
Notes to Consolidated Financial Statements

•
The “non-call period” on the 2017 Term Loans has been extended to January 31, 2020. In connection with the Credit Agreement Amendments, the Company paid an aggregate $13.2 million to the lenders consenting to such amendments.

The Company further amended the 2017 Credit Agreement on March 8, 2018 in connection with the Searchlight investment.
2.75% Convertible Senior Notes due 2035
In February 2015, the Company issued an aggregate principal amount of $82.5 million of convertible senior notes due 2035 (the “Convertible Notes”) in a private placement. The Convertible Notes were issued at par, pay interest semi-annually in arrears at an annual rate of 2.75% and mature on February 15, 2035, unless earlier repurchased, redeemed or converted pursuant to the terms of the Convertible Notes. In certain circumstances and subject to certain conditions, the Convertible Notes are convertible at an initial conversion rate of 53.9084 shares of common stock per $1,000 principal amount of notes (which represents an initial conversion price of approximately $18.55 per share), subject to adjustment. Holders of the Convertible Notes may convert their Convertible Notes at their option at any time prior to the close of business on the business day immediately preceding November 15, 2034, only if one or more of the following conditions has been satisfied: (1) during any calendar quarter beginning after March 31, 2015 if the closing price of the Company’s common stock equals or exceeds 130% of the respective conversion price per share during a defined period at the end of the previous quarter, (2) during the five consecutive business day period immediately following any five consecutive trading day period in which the trading price per $1,000 principal amount of Convertible Notes for each trading day was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate on each such trading day; (3) if specified corporate transactions occur, or (4) if the Company calls any or all of the Convertible Notes for redemption, at any time prior to the close of business on the second business day immediately preceding the redemption date. On or after November 15, 2034, until the close of business on the second scheduled trading day immediately preceding the maturity date, a holder may convert all or a portion of its Convertible Notes at any time, regardless of the foregoing circumstances.
On February 20, 2022, February 20, 2025 and February 20, 2030 or if the Company undergoes a “fundamental change” (as defined in the indenture governing the Convertible Notes (the “Indenture”)), subject to certain conditions, a holder will have the option to require the Company to repurchase all or a portion of its Convertible Notes for cash at a repurchase price equal to 100% of the principal amount of the Convertible Notes to be repurchased, plus any accrued and unpaid interest, if any, to, but excluding, the relevant repurchase date. If the Company’s common stock ceases to be listed or quoted on Nasdaq, this would constitute a “fundamental change,” as defined in the Indenture, and the holders of the Convertible Notes would have the right to require the Company to repurchase all or a portion of its convertible notes at a repurchase price equal to 100% of the principal amount of its convertible notes to be repurchased. In addition, upon the occurrence of a “make-whole fundamental change” (as defined in the Indenture) or if the Company delivers a redemption notice prior to February 20, 2022, the Company will, in certain circumstances, increase the conversion rate for a holder that converts its Convertible Notes in connection with such make-whole fundamental change or redemption notice, as the case may be.
The Company may not redeem the Convertible Notes prior to February 20, 2019. The Company may, at its option, redeem all or part of the Convertible Notes at any time (i) on or after February 20, 2019 if the last reported sale price per share of the Company’s common stock has been at least 130% of the conversion price then in effect for at least 20 trading days during any 30 consecutive trading day period ending on, and including, the trading day immediately preceding the date on which the Company provides written notice of redemption and (ii) on or after February 20, 2022 regardless of the sale price condition described in clause (i), in each case, at a redemption price equal to 100% of the principal amount of the Convertible Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date. Upon conversion of any Convertible Note, the Company shall pay or deliver to the converting noteholder cash, shares of common stock or a combination of cash and shares of its common stock, at the Company’s election.
The Company separated the Convertible Notes into liability and equity components. The carrying amount of the liability component of $69.5 million was calculated by measuring the fair value of similar liabilities that do not have an associated convertible feature. The carrying amount of the equity component was calculated to be $13.0 million and represents the conversion option which was determined by deducting the fair value of the liability component from the principal amount of the notes. This difference represents a debt discount that is amortized to interest expense over the term of the Convertible Notes. The equity component is not remeasured as long as it continues to meet the conditions for equity classification.
In accounting for the direct transaction costs (the “issuance costs”) related to the Convertible Notes, the Company allocated the total amount of issuance costs incurred to the liability and equity components based on their relative values. The Company

Global Eagle Entertainment Inc.
Notes to Consolidated Financial Statements

recorded issuance costs of $1.8 million and $0.3 million to the liability and equity components, respectively. Issuance costs, including fees paid to the initial purchasers who acted as intermediaries in the placement of the Convertible Notes, attributable to the liability component are presented in the Consolidated Balance Sheets as a direct deduction from the carrying amount of the debt instrument and are amortized to interest expense over the term of the Convertible Notes in the Consolidated Statements of Operations. The issuance costs attributable to the equity component are netted with the equity component and included within Additional paid-in capital in the Consolidated Balance Sheets. Interest expense related to the amortization expense of the issuance costs associated with the liability component was not material during the twelve months ended December 31, 2018.
As of December 31, 2018, and 2017, the outstanding principal on the Convertible Notes was $82.5 million, and the outstanding Convertible Notes balance, net of debt issuance costs and discount associated with the equity component, was $70.4 million and $69.7 million, respectively. Subsequent to March 31, 2017, the Company became non-compliant with its obligations under the Indenture relating to the delivery to the Indenture trustee of its 2016 annual financial statements and interim financial statements for the quarters ended March 31, June 30 and September 30, 2017 and such non-compliance constituted an Event of Default (as defined in the Indenture) under the Indenture. As a result, immediately after the occurrence of the Event of Default and through such time as the noncompliance was continuing, the Company incurred additional interest on the Convertible Notes at a rate equal to (i) 0.25% per annum of the principal amount of the Convertible Notes outstanding for each day during the first 90 days after the occurrence of each Event of Default and (ii) 0.50% per annum of the principal amount of the Convertible Notes outstanding from the 91st day until the 180th day following the occurrence of each such Event of Default. The Company cured its non-compliance relating to the delivery of the 2016 annual financial statements by filing its 2016 Form 10-K on November 17, 2017 and relating to the delivery of the March 31, June 30 and September 30, 2017 financial statements by filing the delinquent Form 10-Qs on January 31, 2018. However, the maximum additional interest was capped at 0.50% per annum irrespective of how many Events of Default are in existence at any time for the Company’s failure to deliver any required financial statements. The aggregate penalty interest incurred during this period of non-compliance was approximately $0.2 million.
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
The Second Lien Notes mature on June 30, 2023. Interest on the Second Lien Notes will initially be payable in kind (compounded semi-annually) at a rate of 12.0% per annum. Interest will automatically convert to accruing cash pay interest at a rate of 10.0% per annum upon the earlier of (i) March 15, 2021 and (ii) the last day of the most recently ended fiscal quarter of the Company for which financial statements have been delivered for which the Company’s “total net leverage ratio” has decreased to 3.39 to 1.0. The Company’s “total net leverage ratio” is as defined in the purchase agreement relating to the Second Lien Notes (the “Purchase Agreement”), and uses a “Consolidated EBITDA” definition from the Purchase Agreement that is different than the “Adjusted EBITDA” figure that the Company publicly report to its investors.
Each of the Company’s subsidiaries that guarantee the Company’s obligations under its 2017 Credit Agreement also guarantee the Second Lien Notes (the “Guarantors”) pursuant to a guaranty agreement (the “Guaranty”). The Second Lien Notes and the guarantees thereof are subordinated in right of payment to the obligations of the Company and the Guarantors under the 2017 Credit Agreement and are secured by the same assets securing the obligations of the Company and the Guarantors under the 2017 Credit Agreement on a second lien basis, subject to the terms of an intercreditor and subordination agreement (the “Intercreditor Agreement”) among the Company, the Guarantors, the Administrative Agent and the collateral agent.
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

Global Eagle Entertainment Inc.
Notes to Consolidated Financial Statements

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
The Warrants
The Warrants vest and are exercisable at any time and from time to time after the Vesting Date (as defined below) until on or prior to the close of business on the tenth anniversary of the Closing Date. The Warrants vest and become exercisable on January 1, 2021 (the “Vesting Date”), if the average of the 45-day volume-weighted average price (“VWAP”) of the Company’s common stock (as reported by Nasdaq) is at or above (i) $4.00, in the case of the Penny Warrants, and (ii) $2.40, in the case of the Market Warrants, in each case for 45 consecutive trading days at any time following the Closing Date. The VWAP condition in respect of the Market Warrants was satisfied in July 2018.
The holders of the Warrants cannot exercise the Warrants if and to the extent, as a result of such exercise, either (i) such holder’s (together with its affiliates) aggregate voting power on any matter that could be voted on by holders of the Common Stock would exceed 19.9% of the maximum voting power outstanding or (ii) such holder (together with its affiliates) would beneficially own more than 19.9% of the Company’s then outstanding common stock, subject to customary exceptions in connection with public sales or the consummation of a specified liquidity event described in the Warrants.
The Warrants also include customary anti-dilution adjustments.
Pursuant to the terms of a Warrant holders Agreement between the Company and Searchlight II TBO-W L.P., entered into on the Closing Date, the Company increased the size of its board of directors (the “Board”) by two members, and appointed each of Eric Zinterhofer and Eric Sondag as Class III directors (as such term is used in the Company’s certificate of incorporation) of the Board, with a term expiring in 2020. For so long as Searchlight and its controlled affiliates beneficially own at least 25% of the number of Penny Warrants issued on the Closing Date (and/or the respective shares of the Company’s common stock issued in connection with the exercise of the Penny Warrants), Searchlight shall have the right to nominate a number (rounded up to the nearest whole number) of individuals for election to its Board equal to the product of the following (such individuals, the “Searchlight Nominees”):

•	the number of directors then serving on the Board, multiplied by

•
a fraction, the numerator of which is the total number of outstanding shares of the Company’s common stock underlying the Penny Warrants beneficially owned by Searchlight (after giving effect to the exercise of the Penny Warrants) and the denominator of which is the sum of (A) the total number of outstanding shares of the Company’s common stock plus (B) the number of shares of the Company’s common stock underlying the Penny Warrants that have not yet been exercised;

Searchlight will not be entitled to nominate more than one individual to the Board if it beneficially owns less than 50% of the Penny Warrants (or the underlying shares of common stock) issued or issuable on the Closing Date. In no event will Searchlight be entitled to nominate more than two individuals to the Board.

Global Eagle Entertainment Inc.
Notes to Consolidated Financial Statements

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
Other Debt
With the acquisition of Travel Entertainment Group Equity Limited and subsidiaries (“IFES”) on October 18, 2013, the Company assumed a $1.1 million mortgage maturing in October 2032 that bears interest at a rate equal to 1.75% per annum. Interest is paid on a monthly basis. There was no accrued interest owing on the mortgage as of December 31, 2018 and 2017. As of December 31, 2018, and 2017, there was $0.6 million and $0.7 million due on the principal amount of the mortgage, respectively.

Global Eagle Entertainment Inc.
Notes to Consolidated Financial Statements

In connection with the EMC Acquisition, the Company assumed approximately $1.1 million of capital lease obligations. The Company also entered into an additional $1.0 million capital lease obligation during 2016. These leases expire at various dates through 2020. As of December 31, 2018, and 2017, the Company had $0.9 million and $1.6 million of capital lease obligations, respectively, included in Other debt. Other debt also includes an equipment financing arrangement totaling $0.2 million and $0.4 million as of December 31, 2018 and 2017, respectively, which is to mature in June 2019.
In December 2017, the Company entered into a demand promissory note with WMS (as an advance against future dividends that WMS may pay the Company) for approximately $6.4 million and concurrently signed an agreement to waive future dividends or other such distributions by WMS to the Company until such time as the outstanding principal on the demand promissory note has been repaid in full. The outstanding demand promissory note will be reduced dollar-for-dollar by any such distribution amounts waived. The Company may prepay the promissory note at any time without prepayment penalty. The unpaid principal of the promissory note bears interest at 2.64%, and all interest calculated under the promissory note commences upon the occurrence of an “Event of Default,” which includes, for example, the Company’s breach of the note or the WMS operating agreement, Company insolvency events and material judgments against the Company. The entire principal balance of this promissory note together with all accrued but unpaid interest shall be due on the earliest to occur of (i) demand by the holder, (ii) December 31, 2019 and (iii) the date of acceleration of the promissory note as a result of the occurrence of an event of default. The note was satisfied in full, through the Company’s proportion of dividends declared, during the year ended December 31, 2018.

The aggregate contractual maturities of all borrowings due subsequent to December 31, 2018, are as follows (in thousands):

Year Ending December 31,	Amount
2019	$22,673
2020	25,375
2021	25,042
2022	79,057
2023	539,743
Thereafter	82,907
Total	$774,797

Note 10.    Commitments and Contingencies

Movie License and Internet Protocol Television (“IPTV”) Commitments
In the ordinary course of business, the Company has long-term commitments, such as license fees and guaranteed minimum payments owed to content providers. In addition, the Company has long-term arrangements with service and television providers to license and provide content and IPTV services that are subject to future guaranteed minimum payments from the Company to the licensor.
The following is a schedule of future unconditional minimum commitments under movie and IPTV arrangements as of December 31, 2018 (in thousands):

Year Ending December 31,	Amount
2019	$49,827
2020	13,174
2021	4,206
2022	800
2023	—
Thereafter	—
Total minimum payments	$68,007

Global Eagle Entertainment Inc.
Notes to Consolidated Financial Statements

Operating Lease Commitments
The Company leases its operating facilities under non-cancelable operating leases that expire on various dates through 2025. Certain operating leases provide the Company with the option to renew for additional periods. Where operating leases contain escalation clauses, rent abatements, and/or concessions, such as rent holidays and landlord or tenant incentives or allowances, the Company applies them in the determination of straight-line rent expense over the lease term. Some of its operating leases require the payment of real estate taxes or other occupancy costs, which may be subject to escalation. The Company also leases some facilities and vehicles under month-to-month arrangements.
The following is a schedule of future minimum lease payments under operating leases as of December 31, 2018 (in thousands):

Year Ending December 31,	Amount
2019	$4,941
2020	4,593
2021	4,359
2022	3,818
2023	3,541
Thereafter	13,115
Total minimum lease payments	$34,367
Total rent expense for the year ended December 31, 2018, 2017, and 2016 was $8.5 million, $7.3 million and $5.6 million, respectively. The Company is responsible for certain operating expenses in connection with these leases.
Capital Leases

The Company leases certain computer software and equipment under capital leases that expire on various dates through 2020. The current portion and non-current portion of capital lease obligations are included in Current portion of long-term debt and Long-term debt, respectively, on the Consolidated Balance Sheets. As of December 31, 2018, future minimum lease payments under these capital leases were as follows (in thousands):

Year Ending December 31,	Amount
2019	$772
2020	371
2021	—
Total minimum lease payments	1,143
Less: amount representing interest	(38)
Present value of net minimum lease payments	1,105
Less current portion	(826)
Capital lease obligation, non-current	$279

Satellite Capacity Commitments

The Company maintains agreements with satellite service providers to provide for satellite capacity. The Company expenses these satellite fees in the month the service is provided as a charge to licensing and services cost of sales.
In connection with the EMC Acquisition, the Company assumed several contractual commitments for satellite services. During the third quarter of 2016, EMC entered into an amendment to its existing service agreement with one of its satellite service providers. Under this amendment, the amount of committed satellite bandwidth was significantly increased, and the Company’s total contract commitment was increased by $40 million.
The following is a schedule of future unconditional minimum satellite costs as of December 31, 2018 (in thousands):

Global Eagle Entertainment Inc.
Notes to Consolidated Financial Statements

Year Ending December 31,	Amount
2019	$124,599
2020	124,276
2021	43,001
2022	31,687
2023	28,283
Thereafter	82,965
Total minimum payments	$434,811

Other Commitments

In connection with the EMC Acquisition, the Company was obligated to pay the EMC seller up to an additional $25.0 million on the first anniversary date in, at the Company’s option, (a) cash, (b) newly issued shares of Company common stock or (c) a combination of cash and newly issued shares of Company common stock. On July 27, 2017, the Company elected to satisfy this obligation wholly in newly issued shares of its common stock, and satisfied the obligation by issuing 5,080,049 shares of common stock at that time to the EMC seller.
Through the acquisitions of WOI, RMG, masFlight and navAero in 2015, the Company agreed to future contingent earn-out obligations relating to future performance of those businesses. As of December 31, 2018, and 2017, the total liability was approximately $0.1 million and $0.1 million, respectively, with potential payouts on specified dates through 2020.
In the normal course of business, the Company enters into future purchase commitments with some of its connectivity vendors to secure future inventory for its airlines customers and the development pertaining to engineering and antenna projects. At December 31, 2018, the Company also had outstanding letters of credit in the amount of $6.1 million, of which $5.6 million was issued under the letter of credit facility under the 2017 Credit Agreement. See Note 9. Financing Arrangements.
Contingencies

The Company is subject to various legal proceedings and claims that have arisen in the ordinary course of business and that have not been fully adjudicated. The Company recorded accruals for loss contingencies when management concludes it is probable that a liability has been incurred and the amount of the related loss can be reasonably estimated. On a regular basis, the Company’s management evaluates developments in legal proceedings and other matters that could cause an increase or decrease in the amount of the liability that has been accrued previously. While it is not possible to accurately predict or determine the eventual outcomes of these matters, an adverse determination in one or more of these matters could have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows. Some of the Company’s legal proceedings as well as other matters that its management believes could become significant are discussed below:

•
Music Infringement and Related Claims. On May 6, 2014, UMG Recordings, Inc., Capitol Records, Universal Music Corp. and entities affiliated with the foregoing (collectively, “UMG”) filed suit in the United States District Court for the Central District of California against the Company and Inflight Productions Ltd. (“IFP”) for copyright infringement and related claims and unspecified money damages. IFP is a direct subsidiary of Global Entertainment AG (formally AIA) and as such is the Company’s indirect subsidiary. In August 2016, the Company entered into settlement agreements with major record labels and publishers, including UMG, to settle music copyright infringement and related claims (the “Sound Recording Settlements”). As a result of the Sound Recording Settlements, the Company paid approximately $18.0 million in cash and issued approximately 1.8 million shares of common stock to settle lawsuits and other claims. Under the settlement agreement with UMG, the Company paid UMG an additional $5.0 million in cash in March 2017 and agreed to issue 500,000 additional shares of its common stock when and if the closing price of its common stock exceeds $10.00 per share and 400,000 additional shares of its common stock when and if the closing price of its common stock exceeds $12.00 per share.

In 2016, the Company received notices from several other music rights holders and associations acting on their behalf regarding potential claims that the Company infringed their music rights and the rights of artists that they represent. To date, none of these rights holders or associations has initiated litigation against us, except for BMG Rights Management (US) LLC (“BMG”) as described in the following paragraph. Other than in respect of the BMG litigation

Global Eagle Entertainment Inc.
Notes to Consolidated Financial Statements

(the loss probability and liability estimate of which we discuss in the following paragraph), we believe that a loss relating to these matters is probable, but we believe that it is unlikely to be material and therefore have accrued an immaterial amount for these loss contingencies. If initiated however, we intend to vigorously defend ourselves against these claims.
On May 3, 2018, BMG filed suit in the United States District Court for the Central District of California against us and IFP for copyright infringement and related claims and unspecified money damages. The Court set the trial date for September 2019. We believe that a loss related to this matter is probable, but unlikely to be material and therefore have accrued an immaterial amount for this loss contingency. We intend to vigorously defend ourselves against this claim.

•
SwiftAir Litigation. On August 14, 2014, SwiftAir, LLC filed suit against our wholly owned subsidiary Row 44 and against Southwest Airlines for breach of contract, quantum meruit, unjust enrichment and similar claims and money damages in the Superior Court of California for the County of Los Angeles. SwiftAir and Row 44 had a contractual relationship whereby Row 44 agreed to give SwiftAir access to Row 44’s Southwest Airlines portal so that SwiftAir could market its destination deal product to Southwest Airlines’ passengers. In 2013, after Southwest Airlines decided not to proceed with the destination deal product, Row 44 terminated its contract with SwiftAir. In its lawsuit, SwiftAir seeks approximately $9 million in monetary damages against Row 44 and Southwest Airlines.  In January 2018, the court granted Row 44’s motions in limine and thereby limited SwiftAir’s damages claims against Row 44 to nominal damages. Southwest Airlines however remains exposed to SwiftAir’s damages claims.  If Southwest Airlines is not successful in its defense against those claims, then Southwest Airlines may seek indemnification from Row 44 for its loss.  The trial in this lawsuit is currently scheduled to commence in June 2019.  We intend to vigorously defend ourselves against SwiftAir’s claims as well as against any indemnification claim that Southwest Airlines may later assert against us.  We do not believe that a material loss relating to this matter is probable, and due to the speculative nature of SwiftAir’s damages claims (and, therefore, Southwest Airline’s potential indemnification claim), we are currently unable to estimate the amount of any potential loss; as such, we have not accrued any amount for this loss contingency.

•
STM Litigation. On April 12, 2016, STM Atlantic N.V. and STM Group, Inc. (jointly, the “STM Sellers”) filed a breach-of-contract action in Delaware Superior Court against EMC relating to EMC’s 2013 acquisition of STM Norway AS, STMEA (FZE), Vodanet Telecomuniçacões Ltda. and STM Networks from the STM Sellers. The STM Sellers alleged, among other things, that EMC breached earn-out provisions in the purchase agreement by failing to develop and sell sat-link technology following the acquisition closing. The Company believes that a material loss relating to this matter was reasonably possible, but was previously unable to estimate the amount of such loss, and as such did not accrue a reserve for this loss contingency. In February 2018, EMC settled the lawsuit with STM Sellers, and pursuant to the purchase agreement whereby the Company purchased the EMC business, the seller of the EMC business indemnified the Company in full for this claim and all related legal expenses.

•
Securities Class Action Litigation. On February 23, 2017 and on March 17, 2017, following the Company’s announcement that it anticipated a delay in its 2016 Form 10-K filing and that its former CEO and former CFO would separate from the Company, three putative securities class action lawsuits were filed in United States District Court for the Central District of California. These lawsuits alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act against the Company, its former CEO and two of its former CFOs. The plaintiffs voluntarily dismissed two of these lawsuits. The third lawsuit, brought by putative stockholder M&M Hart Living Trust and Randi Williams (the “Hart complaint”), alleged that the Company and the other defendants made misrepresentations and/or omitted material information about the EMC Acquisition, its projected financial performance and synergies following that acquisition, and the impact of that acquisition on its internal controls over financial reporting. The plaintiffs sought unspecified damages, attorneys’ fees and costs. On November 2, 2017, the Court granted the Company’s and the other defendants’ motion to dismiss the Hart complaint, and dismissed the action with prejudice. On November 30, 2017, the plaintiffs filed a motion to alter or amend the Court’s previous judgment of dismissal to permit them to file a further amended complaint. On January 8, 2018 the Court denied the plaintiffs’ motion to alter or amend the previous judgment. On January 29, 2018, the plaintiffs filed a notice of appeal to the United States Court of Appeals for the Ninth Circuit from the Court’s denial of the plaintiffs’ motion to alter or amend the judgment. On October 4, 2018, the parties entered into a stipulation of settlement to fully resolve the pending appeal and release all claims against the Company and the other defendants in exchange for a settlement payment of $1.1 million, to be fully paid by the carriers of the Company’s

Global Eagle Entertainment Inc.
Notes to Consolidated Financial Statements

Directors & Officers insurance. On March 5, 2019, the District Court issued its final approval of the settlement and dismissed the lawsuit with prejudice.
In addition, from time to time, the Company is or may be party to various additional legal matters incidental to the conduct of its business. Some of the outstanding legal matters include speculative claims for indeterminate amounts of damages, for which the Company has not recorded any contingency reserve. Additionally, the Company has determined that other legal matters are likely not material to its financial statements, and as such have not discussed those matters above. Although the Company cannot predict with certainty the ultimate resolution of these speculative and immaterial matters, based on its current knowledge, the Company does not believe that the outcome of any of these matters will have a material adverse effect on its financial statements.
Note 11.    Related Party Transactions

Loan Agreement with Lumexis
On February 24, 2016, the Company entered into a loan agreement (the “Loan Agreement”) with Lumexis Corporation (“Lumexis”), a company that provided in-flight entertainment systems to airlines. Lumexis was at the time majority-owned by PAR Investment Partners, L.P. (“PAR”), which beneficially owned approximately 31.6% of the Company’s outstanding shares of common stock as of March 14, 2019. At the time that the Company entered into the Loan Agreement, the Chair of its Board of Directors was also a Managing Partner of PAR and a member of Lumexis’s board of directors.
The Loan Agreement provided for extensions of credit by the Company to Lumexis of up to $5.0 million. The Company’s Board of Directors considered the Loan Agreement under the Company’s policies and procedures regarding related person transactions, and determined that it was appropriate and in the best interests and its stockholders to enter into the Loan Agreement due to Lumexis’ position as an important supplier to flydubai (one of the Company’s connectivity customers) and to another airline that was a potential customer, and in light of Lumexis’s future business prospects. The Company’s Board of Directors further determined that the parties’ relationships did not give rise to any material conflict of interest in entering into the Loan Agreement. The Company’s Board Chair recused himself from discussions regarding the Loan Agreement and did not vote on whether the Company should enter into the transaction.
The Loan Agreement qualifies Lumexis as the Company’s variable interest entity. In accordance with ASC 810, Consolidation, the Company was not deemed to be the primary beneficiary of Lumexis because the Company did not hold any power over Lumexis’s activities that most significantly impacted its economic performance. Therefore, Lumexis was not subject to consolidation into the Company’s financial reporting. The maximum exposure to loss as a result of the Loan Agreement was the outstanding principal balance of the loan and any accrued interest thereon.
The borrowings under the Loan Agreement were evidenced by a senior secured promissory note (the “Note”) and bore interest at a per annum rate of 15%. The outstanding principal and accrued interest thereon were payable in full on December 31, 2016. As a result of information provided by Lumexis, in June 2016 as to the note’s collectability and Lumexis’s insolvency, the Company’s management impaired the value of Note during the three months ended June 30, 2016 and discontinued accruing interest receivable.
On December 5, 2016, the Company, Lumexis and PAR entered into a Partial Cancellation of Debt and Acceptance of Collateral, which provided a transfer of certain assets in the amount of $0.2 million to the Company in partial satisfaction of the Lumexis’ principal amount of the outstanding debt. On January 6, 2017, the Company—as the senior-most secured creditor of Lumexis—then foreclosed on substantially all of Lumexis’s remaining assets pursuant to a public foreclosure auction. During the third quarter of 2017, the Company entered into an arrangement with flydubai to sell to flydubai certain of the assets acquired on January 6, 2017. The arrangement resulted in a recovery of approximately $0.5 million and $0.2 million during the years ended December 31, 2018 and 2017, respectively.

Global Eagle Entertainment Inc.
Notes to Consolidated Financial Statements

Due from WMS

In connection with the EMC Acquisition, the Company acquired a 49% equity interest in WMS. The Company accounts for its interest in WMS using the equity method and includes the Company’s share of WMS’s profits or losses in Income from equity method investments in the Consolidated Statements of Operations. During the years ended December 31, 2018 and 2017, sales to WMS were approximately $0.8 million and $1.2 million for the Company’s services provided to WMS for WMS’s onboard cellular equipment under the terms of the WMS operating agreement and an associated master services agreement with WMS. These sales are included in Revenue in the Consolidated Statements of Operations. As of December 31, 2018, and 2017, the Company had a balance due from WMS of $0.2 million and $0.1 million, respectively, included in Accounts receivable, net in the Consolidated Balance Sheets.
Note Payable to WMS
In December 2017, the Company entered into a demand promissory note with WMS (as an advance against future dividends that WMS may pay the Company) for approximately $6.4 million and concurrently signed an agreement to waive future dividends or other such distributions by WMS to the Company until such time as the outstanding principal on the demand promissory note has been repaid in full. The outstanding demand promissory note would be reduced dollar-for-dollar by any such distribution amounts waived. The Company may prepay the promissory note at any time without prepayment penalty. The unpaid principal of the promissory note bears interest at 2.64%, and all interest calculated under the promissory note commences upon the occurrence of an “Event of Default,” which includes, for example, the Company’s breach of the note or the WMS operating agreement, Company insolvency events and material judgments against the Company. The entire principal balance of this promissory note together with all accrued but unpaid interest was due on the earliest to occur of (i) demand by the holder, (ii) December 31, 2019 and (iii) the date of acceleration of the promissory note as a result of the occurrence of an event of default. During the year ended December 31, 2018, WMS declared dividends of $15.0 million in the aggregate, of which $6.4 million of the Company’s 49% proportion (equal to $7.4 million) has been applied against the outstanding principal amount of the demand promissory note to settle the note in full.

Due to Santander
Also in connection with the EMC Acquisition, the Company acquired a 49% equity interest in Santander. The Company accounts for its interest in Santander using the equity method and includes its share of Santander’s profits or losses in Income from equity method investments in the Consolidated Statements of Operations. During the years ended December 31, 2018 and 2017, the Company purchased approximately $5.3 million and $3.4 million from Santander for their Teleport services and related network operations support services. As of December 31, 2018 and 2017, the Company owed Santander approximately $1.3 million and $0.9 million, respectively, which is included in Accounts payable and accrued liabilities in the Consolidated Balance Sheets for their teleport services and related network operations support services.
Transactions with TRIO Connect, LLC and its Affiliates

In July 2015, EMC divested its interest in TRIO Connect, LLC (“TRIO”), a joint venture formed to commercialize EMC’s ARABSAT Ka Band contract, such that TRIO became then owned by funds affiliated with ABRY Partners (a former EMC majority owner and one of the Company’s current significant stockholders), Abel Avellan (our former President and Chief Strategy Officer, who left the Company in April 2017) and other equity holders not affiliated with the Company. Global Eagle did not acquire the TRIO business as a part of the EMC Acquisition.
Prior to the EMC Acquisition, EMC and its subsidiaries had collectively made various loans to TRIO and its affiliated entities in an aggregate principal of approximately $5.7 million. Also, prior to the EMC Acquisition, STMEA (FZE), a wholly-owned subsidiary of TRIO, had made equipment sales and provided employee payroll services to EMC and its subsidiaries in an aggregate amount equal to approximately $4.9 million. After applying the trade payables against the outstanding loan amounts, TRIO and its affiliates collectively owed EMC and its subsidiaries approximately $0.8 million (as of July 2016). Due to the deterioration of TRIO’s financial condition, EMC determined the remaining balance was uncollectible and fully impaired the value of the loan receivable prior to the EMC Acquisition. The Company did not pay any consideration for the loan receivable in the EMC Acquisition, although the Company did assume the receivable in the EMC Acquisition. The Company believes that the receivable is uncollectible, and as such has written off its remaining balances.

Global Eagle Entertainment Inc.
Notes to Consolidated Financial Statements

In addition, immediately following the EMC Acquisition, EMC’s employees in the UAE were managed and employed by TRIO’s UAE entity. Because EMC did not have its own entity in UAE at the time the Company acquired EMC, the Company (through EMC) entered into a transition services agreement with TRIO whereby TRIO would continue to employ the UAE employees for the Company’s benefit-and “second” them to the Company at cost, until the Company formed its own licensed UAE subsidiary. For the three-month period (July 2016 to October 2016) following the EMC Acquisition, the Company paid to TRIO approximately $0.6 million for payroll related services and expenses for the “seconded” employees. The Company did not pay any further amounts under the transition services agreement after October 2016.
Between October 2016 and August 2017, the Company made payments to TRIO totaling $0.4 million for equipment purchases and service fees in connection with various customer contracts. In September 2017, the Company made additional equipment purchases totaling $0.4 million for customer orders and for inventory purposes. All of these purchase transactions were on arms’-length pricing and terms. There were no equipment purchases from TRIO during 2018.
During 2017 and the first quarter of 2018, the Company received payroll tax refunds from the Brazilian government relating to various periods from May 2007 through December 2009, which after applying tax, amounted to $1.7 million. These refunds relate to the Company’s fully consolidated subsidiary, Vodanet Telecomunicacoes Ltd, which the Company acquired as part of the EMC Acquisition. As the refunds relate to periods predating the EMC Acquisition, pursuant to the EMC purchase agreement, the net of tax refund amount belongs to the former owners of EMC. Through negotiations with the former owners, the Company offset against these refunds certain indemnified liabilities and losses totaling $0.2 million. The Company has paid the remaining $1.5 million to ABRY Partners and EMC’s other former stockholders during the fourth quarter of 2018.
Subscription Receivable with Former Employee

A former employee is the issuer of a Secured Promissory Note dated July 15, 2011, pursuant to which the former employee agreed to pay the Company (as successor to Row 44, Inc., which is a Company subsidiary) a principal sum of approximately $0.4 million, plus interest thereon at a rate of 6% per annum. The former employee granted the Company a security interest in shares of Row 44 held by him (which Row 44 shares were subsequently converted into 223,893 shares of the Company’s common stock) to secure his obligations to repay the loan. As of December 31, 2018, and 2017, the balance of the note (with interest) was approximately $0.6 million, which is presented as a subscription receivable. The Company recognizes interest income on the note when earned (using the simple interest method) but have not collected any interest payments since the origination of the note. Interest income recognized by the Company during the twelve months December 31, 2018 and 2017 was not material. The Company makes ongoing assessments regarding the collectability of this note and the subscription receivable balance.
masFlight Earn-Out
In August 2015, the Company acquired masFlight for approximately $10.3 million in cash and $9.3 million in contingent consideration. A former executive of masFlight (Joshua Marks) is now an executive officer of the Company. As a portion of the contingent consideration is subject to future employment of certain employees of masFlight, such contingent consideration is recorded as compensation expense subsequent to the acquisition date. During the twelve months ended December 31, 2017, the Company recognized compensation expense of less than $0.1 million relating to the masFlight contingent consideration. As of December 31, 2017, the remaining earn-out compensation liability was approximately $0.1 million, the beneficiaries of which include Mr. Marks and other former masFlight equityholders. This compensation liability was terminated in August 2017 without any required payment by the Company relating thereto. We did not record any compensation expense related to this during the year ended December 31, 2018.
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

Global Eagle Entertainment Inc.
Notes to Consolidated Financial Statements

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

Note 12.    Common Stock, Stock-Based Awards and Warrants

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
2013 Equity Plan
Under the Company’s 2013 Amended and Restated Equity Incentive Plan (as amended, the “2013 Equity Plan”), the Administrator of the Plan, which is the Compensation Committee of the Company’s Board of Directors, was able to grant up to 11,000,000 shares (through stock options, restricted stock, restricted stock units (“RSUs”)) (including both time-vesting and performance-based RSUs) and other incentive awards) to employees, officers, non-employee directors, and consultants. The Company ceased using the 2013 Equity Plan for new equity issuances in December 2017, upon receiving stockholder approval of the Company’s new 2017 Omnibus Long-Term Incentive Plan, although the Company continues to have outstanding previously granted equity awards issued under the 2013 Equity Plan. These previously granted awards represent the right to receive 7,070,298 shares of the Company’s common stock (as of January 18, 2018) if and when they later vest and/or are exercised. See “2017 Equity Plan” immediately below.
2017 Equity Plan
On December 21, 2017, the Company’s stockholders approved a new 2017 Omnibus Long-Term Incentive Plan (the “2017 Omnibus Plan”). The Company had 2,097,846 shares remaining shares available for issuance under the 2013 Equity Plan (as of that date) and those shares rolled into the 2017 Omnibus Plan became available for grant thereunder. The 2017 Omnibus Plan separately made available 6,500,000 shares of the Company’s common stock for new issuance thereunder, in addition to those rolled over from the 2013 Equity Plan. The Administrator of the 2017 Omnibus Plan, which is the Compensation Committee of

Global Eagle Entertainment Inc.
Notes to Consolidated Financial Statements

the Company’s Board of Directors, may grant share awards (through stock options, restricted stock, RSUs (including both time-vesting and performance-based RSUs) and other incentive awards) to employees, officers, non-employee directors, and consultants.
On June 25, 2018, the Company’s stockholders approved an amendment and restatement of the 2017 Equity Plan that increased by 2,000,000 the number of shares of the Company’s common stock authorized for issuance thereunder.
Stock Repurchase Program

In March 2016, the Company’s Board of Directors authorized a stock repurchase program under which the Company may repurchase up to $50.0 million of its common stock. Under the stock repurchase program, the Company may repurchase shares from time to time using a variety of methods, which may include open-market purchases and privately negotiated transactions. The extent to which the Company repurchases its shares, and the timing and manner of such repurchases, will depend upon a variety of factors, including market conditions, regulatory requirements and other corporate considerations, as determined by management. The Company measures all potential buybacks against other potential uses of capital that may arise from time to time. The repurchase program does not obligate the Company to repurchase any specific number of shares, and may be suspended or discontinued at any time. The Company expects to finance any purchases with existing cash on hand, cash from operations and potential additional borrowings. The Company did not repurchase any shares of its common stock during the years ended December 31, 2018 and 2017. As of December 31, 2018, the remaining authorization under the stock repurchase plan was $44.8 million.
Stock-Based Awards

EMC Employment Inducement Awards

On July 27, 2016, the Company granted its then President and Chief Strategy Officer, Abel Avellan, the following stock-based awards: (i) non-qualified stock options to purchase 450,000 shares of the Company’s common stock (the “Option Award”), (ii) an award of 275,000 restricted stock units (the “Stock Award”), and (iii) 175,000 shares of fully-vested restricted stock. Such compensation expense is recorded in general and administrative in the Consolidated Statement of Operations for the year ended December 31, 2017. Mr. Avellan terminated employment with the Company in April 2017. Under the terms of his consulting agreement, Mr. Avellan received continued vesting on his outstanding equity awards through the date of cessation of those consulting services. Mr. Avellan ceased providing consulting services to the Company in November 2017.

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

Stock Options

The exercise price of stock option awards granted is generally equal to the per share closing price of the common stock on the date the options were granted. Employee stock option grants generally have five- and seven- year terms (depending on when

Global Eagle Entertainment Inc.
Notes to Consolidated Financial Statements

they were issued) and employee stock options generally vest over a four-year period, with 1/4th on the anniversary of the vesting commencement date and 1/36th monthly thereafter, over the remaining three-year period.

Stock options granted to members of the Company’s Board of Directors have five- and seven- year terms (depending on when they were issued) and vest 25% per quarter during the calendar year. In 2018, the Board’s Compensation Committee determined that it would only issue stock options (vesting in full on the earlier of the next annual meeting of stockholders and the 12-month anniversary of the grant date) as part of its director compensation program. Certain members of the Board who commenced service during 2018 received fully vested stock options following commencement of service in order to compensate them for a partial year of service for which they were not previously compensated. The stock options granted to members of the Board during 2018 have a seven-year term. Certain stock option awards, including the stock options granted to members of the Board in 2018, have accelerated vesting provisions in the event of a change in control or termination without cause within a certain period following a change in control.

The fair values of stock options issued were determined on the grant date using the Black-Scholes option pricing model and the following level 3 assumptions for the years ended December 31, 2018, 2017 and 2016, respectively:

	2018	2017	2016
Common stock price on grant date	$2.69	$2.74	$8.34
Expected life (in years)	4.75	4.75	3.91
Risk-free interest rate	2.76%	2.26%	1.15%
Expected stock volatility	64%	52%	44%
Expected dividend yield	0%	0%	0%
Fair value of stock options granted	$1.47	$0.93	$2.93

There was no significant intrinsic value of options exercised during the years ended December 31, 2018, 2017 and 2016.

Global Eagle Entertainment Inc.
Notes to Consolidated Financial Statements

Stock option activity for the year ended December 31, 2018 is as follows:

	Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Balance unexercised at January 1, 2018	7,167	$8.69	2.31	$—
Granted	1,205	$2.69
Exercised	—	$—
Forfeited	(3,100)	$9.68
Balance unexercised at December 31, 2018	5,272	$6.73	3.34	$—
Exercisable at December 31, 2018	3,040	$8.71	2.26	$—
Vested and expected to vest after December 31, 2018	5,272	$6.73	3.34	$—

The following is a summary of the Company’s stock options outstanding at December 31, 2018:

Range of Exercise Price	Number Outstanding (in thousands)	Weighted Average Remaining Contractual Term (in years)	Weighted Average Exercise Price	Number Exercisable (in thousands)	Weighted Average Exercise Price
$13.54 - $13.54	100	1.42	$13.54	88	$13.54
$12.90 - $13.26	528	0.98	$13.06	519	$13.06
$10.57 - $12.51	744	0.83	$11.28	702	$11.22
$6.34 - $9.25	634	2.68	$8.98	461	$8.99
$6.22 - $6.22	1,000	2.67	$6.22	747	$6.22
$6.18 - $6.18	104	2.49	$6.18	65	$6.18
$3.21 - $3.21	926	5.27	$3.21	434	$3.21
$2.92 - $2.92	190	5.41	$2.92	5	$2.92
$2.65 - $2.65	960	5.47	$2.65	9	$2.65
$2.35 - $2.50	86	6.13	$2.47	10	$2.50
	5,272	3.34	$6.73	3,040	$8.71

Restricted Stock Units (“RSU”)

Under the 2013 Equity Plan and 2017 Omnibus Plan, the Company’s time vesting RSU awards to employees generally vest annually on each anniversary of the grant date and generally over a four-year term. The time-vesting RSUs granted to non-employee directors in 2016 and 2015 cliff-vest on the 12-month anniversary from the grant date. The grant date fair value of the time-vesting RSUs generally equals the closing price of the Company’s common stock on the grant date.

Under the 2017 Omnibus Plan, beginning on June 25, 2018, the Compensation Committee of the Company’s Board of Directors (the “Committee”) granted new RSU awards (“KBL RSUs”) to the Company’s key business leaders with time-based vesting conditions that differ from the time-based vesting conditions in previous RSU awards. These KBL RSU awards (along with the KBL PSU and $4 and $8 Goal Stock Options discussed below) were sized as multi-year grants and are intended to replace the Company’s traditional annual refresher equity program. Except in the case of the Company’s Executive Chairman, these KBL RSUs generally vest as follows: (i) 50% of the RSUs will vest on March 27, 2020, (ii) 25% of the RSUs will vest on March 27, 2021 and (iii) 25% of the RSUs will vest on March 27, 2022, subject to the recipient’s continuous service through each applicable vesting date.
The KBL RSUs granted to the Company’s Executive Chairman generally vest with respect to 25% of the RSUs on each of March 27, 2019, March 27, 2020, March 27, 2021 and March 27, 2022, subject to his continuous service as either an employee of the Company or a member of the Company’s Board through each applicable vesting date.

Global Eagle Entertainment Inc.
Notes to Consolidated Financial Statements

During the years ended December 31, 2018 and 2017, the Committee granted 0 RSUs and 268,000 RSUs, respectively, to the members of the Company’s Board of Directors that fully vest on the 12-month anniversary of the grant date.
During the years ended December 31, 2018 and 2017, the Committee also granted 3,391,665 RSUs and 3,643,000 RSUs, respectively, to certain employees. The 2018 grants vest as detailed above for the 2017 Omnibus Plan and the 2017 grants vest 1/4th on the grant anniversary date over a four-year term.
RSU activity during the year ended December 31, 2018 was as follows:

	Shares (in thousands)	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value (in thousands)
Balance nonvested at January 1, 2018	4,697	$3.53	$10,757
Granted	3,392	2.65
Vested	(1,325)	3.61
Forfeited	(852)	3.42
Balance nonvested at December 31, 2018	5,913	3.03	13,185
Vested and expected to vest at December 31, 2018	5,891	$3.02	$13,138

The total fair value of RSUs vested during the years ended December 31, 2018, 2017 and 2016 was $2.2 million, $1.2 million and $2.1 million, respectively.

Performance-Based Restricted Stock Units (“PSU”)

Under the 2013 Equity Plan, in October 2016, the Committee issued performance-based PSU awards, which give the recipient the right to receive Company common stock based on the Company’s total stockholder return relative to the Russell 2000 index during the three-year period beginning from date of grant and ending on the third anniversary of the grant date.

Under the 2017 Omnibus Plan, beginning on June 25, 2018, the Committee granted new PSU awards (“KBL PSUs”) to key business leaders with time- and performance-based vesting conditions that differ from those conditions applicable to previous PSU awards. Except in the case of our Executive Chairman, these KBL PSUs generally vest as follows: (i) 50% of the PSUs will vest on March 27, 2020, (ii) 25% of the PSUs will vest on March 27, 2021 and (iii) 25% of the PSUs will vest on March 27, 2022, subject to the recipient’s continuous service through each vesting date, and provided that the Company’s volume-weighted average price per share of common stock (“VWAP”) equals or exceeds $4.00 for 45 consecutive trading days at any time on or prior to June 25, 2023.

The KBL PSUs granted to our Executive Chairman generally vest with respect to 25% of the PSUs on each of March 27, 2019, March 27, 2020, March 27, 2021 and March 27, 2022, subject to his continuous service as either an employee of the Company or a member of the Company’s Board through each applicable vesting date, and provided that the Company’s VWAP equals or exceeds $4.00 for 45 consecutive trading days at any time on or prior to June 25, 2023.

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

During the year ended December 31, 2018, the Company granted 1,695,835 PSUs with a weighted-average grant date fair value of $2.01 per unit and using a risk-free rate of 2.75%. As of December 31, 2018, there were 2,139,745 nonvested PSUs outstanding. During the year ended December 31, 2017, the Company granted 526,100 PSUs with a weighted-average grant date fair value of $2.81 per unit and using a risk-free rate of 1.89%. As of December 31, 2017, there were 683,320 nonvested PSUs outstanding.

Phantom Stock Options

Global Eagle Entertainment Inc.
Notes to Consolidated Financial Statements

Our stock-based awards also include cash-settled stock options referred to as “phantom options”. Our phantom options are accounted for as liability awards and are re-measured at fair value using the Monte-Carlo simulation each reporting period with compensation expense being recognized over the requisite service period. The Company has, however, reserved the right to later settle all or a portion of the phantom options in shares of its common stock as opposed to cash.
During 2018, the Company granted two types of phantom options, which the Company refers to as the “$4 Goal Stock Options” and the “$8 Goal Stock Options.”

•
$4 Goal Stock Options. The $4 Goal Stock Options have a five-year term, are subject to both time-based and performance-based vesting conditions and, except in the case of the Company’s Executive Chairman, generally vest and become exercisable as follows: (i) 50% of the Stock Options will vest on March 27, 2020, (ii) 25% of the Stock Options will vest on March 27, 2021 and (iii) 25% of the Stock Options will vest on March 27, 2022, subject to the recipient’s continuous service through each applicable vesting date, and provided that the Company’s VWAP equals or exceeds $4.00 for 45 consecutive trading days at any time on or prior June 25, 2023. The $4 Goal Stock Options granted to the Company’s Executive Chairman generally vest and become exercisable as follows: (i) 50% of the Stock Options were vested at grant on June 25, 2018, (ii) 25% of the Stock Options will vest on March 27, 2019 and (iii) 25% of the Stock Options will vest on March 27, 2020, subject to the continuous service of the Executive Chairman as either an employee of the Company or a member of the Company’s Board through each applicable vesting date, and provided that the Company’s VWAP equals or exceeds $4.00 for 45 consecutive trading days at any time on or prior to June 25, 2023.

•
$8 Goal Stock Options. The $8 Goal Stock Options have a seven-year term, are subject to both time-based and performance-based vesting conditions and, except in the case of the Company’s Executive Chairman, generally vest and become exercisable as follows: (i) 50% of the Stock Options will vest on March 27, 2020 and (ii) 50% of the Stock Options will vest on March 27, 2021, subject to the recipient’s continuous service through each applicable vesting date, and provided that the Company’s VWAP equals or exceeds $8.00 for 45 consecutive trading days at any time on or prior to June 25, 2025. The $8 Goal Stock Options granted to the Company’s Executive Chairman generally vest and become exercisable as follows: (i) 50% of the Stock Options were vested at grant on June 25, 2018, (ii) 25% of the Stock Options will vest on March 27, 2019 and (iii) 25% of the Stock Options will vest on March 27, 2020, subject to the continuous service of the Executive Chairman as either an employee of the Company or a member of the Company’s Board through each applicable vesting date, and provided that the Company’s VWAP equals or exceeds $8.00 for 45 consecutive trading days at any time on or prior to June 25, 2025.

•	Exercise Price. The exercise price for all of the Stock Options equals the Company’s Nasdaq closing price on the grant date.
During the year ended December 31, 2018, the Company granted 6,765,761 phantom options with a weighted-average grant date fair value of $1.07 per unit, of which 461,794 were canceled prior to December 31, 2018, due to employee departures. As of December 31, 2018, there were 5,974,114 nonvested phantom options outstanding.
As of December 31, 2018, the aggregate estimated fair value of our cash-settled phantom stock options was $6.7 million for which the vested portion recognized as a liability in our consolidated balance sheet was $1.6 million.

Global Eagle Entertainment Inc.
Notes to Consolidated Financial Statements

Stock-Based Compensation Expense

Stock-based compensation expense related to all employee and, where applicable, non-employee stock-based awards was as follows for the years ended December 31, 2018, 2017 and 2016 (in thousands):

	Year Ended December 31,
	2018	2017	2016
Consolidated Statement of Operations Classification:
Cost of sales	$547	$300	$313
Sales and marketing	498	423	629
Product development	753	634	994
General and administrative	11,019	6,228	8,811
Total	$12,817	$7,585	$10,747

As of December 31, 2018, the Company had approximately $26.5 million of unrecognized employee related stock-based compensation, which it expects to recognize over a weighted-average period of approximately 2.22 years.

Warrants

Legacy Row 44 Warrants

In conjunction with the business combination with Row 44 and Advanced Inflight Alliance AG in January 31, 2013, the Company converted 21,062,500 Row 44 warrants to warrants to purchase up to 721,897 shares of the Company’s common stock (“Legacy Row 44 Warrants”). During the year ended December 31, 2017, all remaining Legacy Row 44 Warrants expired.

Public SPAC Warrants

The following is a summary of Public SPAC Warrants for the year ended December 31, 2018:

	Number of Warrants (in thousands)	Weighted Average Exercise price	Weighted Average Remaining Contractual Term (in years)
Outstanding at January 1, 2018	6,173	$11.50	0.09
Expired	(6,173)	—
Outstanding and exercisable at December 31, 2018	—	$—

The Public SPAC Warrants expired on January 31, 2018. Prior to their expiration, the Company accounted for its 6,173,228 Public SPAC Warrants as derivative liabilities in the Consolidated Balance Sheets. During the years ended December 31, 2018, 2017 and 2016, the Company recorded less than $0.1 million, and approximately $0.4 million and $23.6 million in Change in fair value of derivatives in the Consolidated Statements of Operations as a result of the remeasurement of these warrants at the respective balance sheet dates.
Warrants Repurchase Program

During the year ended December 31, 2014, the Board of Directors authorized the Company to repurchase Public SPAC Warrants for an aggregate purchase price, payable in cash and/or shares of common stock, of up to $25.0 million (inclusive of prior warrant purchases). In August 2015, the Board of Directors increased this amount by an additional $20.0 million. As of December 31, 2018, $16.7 million remained available for warrant repurchases under this authorization. The amount the Company spends (and the number of Public SPAC Warrants repurchased) varies based on a variety of factors including the warrant price. The Company did not repurchase any warrants during the years ended December 31, 2018 or 2017.
Searchlight Warrants

Global Eagle Entertainment Inc.
Notes to Consolidated Financial Statements

On March 27, 2018 (the “Searchlight Closing Date”), the Company issued to Searchlight warrants to acquire an aggregate of 18,065,775 shares of common stock at an exercise price of $0.01 per share (the “Searchlight Penny Warrants”), and warrants to acquire an aggregate of 13,000,000 shares of common stock at an exercise price of $1.57 per share (the “Searchlight Market Warrants” and, together with the Searchlight Penny Warrants, the “Searchlight Warrants”), for an aggregate price of $150.0 million.

The Searchlight Warrants vest and are exercisable at any time and from time to time after the Vesting Date (as defined below) until on or prior to the close of business on the tenth anniversary of the Searchlight Closing Date. The Searchlight Warrants vest and become exercisable on January 1, 2021 (the “Vesting Date”), if the average of the 45-day volume-weighted average price (“VWAP”) of the Company’s common stock (as reported by Nasdaq) is at or above (i) $4.00, in the case of the Searchlight Penny Warrants, and (ii) $2.40, in the case of the Searchlight Market Warrants, in each case for 45 consecutive trading days at any time following the Searchlight Closing Date. The VWAP condition in respect of the Searchlight Market Warrants was satisfied in July 2018.

The holders of the Searchlight Warrants cannot exercise the Searchlight Warrants if and to the extent, as a result of such exercise, either (i) such holder’s (together with its affiliates) aggregate voting power on any matter that could be voted on by holders of the common stock would exceed 19.9% of the maximum voting power outstanding or (ii) such holder (together with its affiliates) would beneficially own more than 19.9% of our then outstanding common stock, subject to customary exceptions in connection with public sales or the consummation of a specified liquidity event described in the Searchlight Warrants.

The Searchlight Warrants also include customary anti-dilution adjustments.

Until the earlier of (i) the date on which Searchlight no longer beneficially owns at least 25% of the number of the Searchlight Market Warrants issued on the Searchlight Closing Date (and/or the respective shares of common stock issued in connection with the exercise of the Searchlight Market Warrants) and (ii) January 1, 2021, without the prior consent of Searchlight, the Company will not directly or indirectly redeem, purchase or otherwise acquire any equity securities of the Company for a consideration per share (plus, in the case of any options, rights, or securities, the additional consideration required to be paid to the Company upon exercise, conversion or exchange) greater than the market price (as defined in the Searchlight Warrants) per share of common stock immediately prior to the earlier of (x) the announcement of such acquisition or (y) such acquisition.

Searchlight is not permitted to transfer the Searchlight Warrants prior to January 1, 2021, except to its controlled affiliates or in connection with certain tender offers, exchange offers, mergers or similar transactions. The Searchlight Warrants and the underlying shares of common stock are freely transferable by Searchlight on and after January 1, 2021.

Searchlight has customary shelf, demand and piggyback registration rights with respect to the common stock (including shares of common stock underlying the Searchlight Warrants) that it holds, including demand registrations and underwritten “shelf takedowns,” subject to specified restrictions, thresholds and the Company’s eligibility to use a registration statement on Form S-3.

Until the earlier of (i) the fifth anniversary of the Searchlight Closing Date and (ii) the date Searchlight no longer holds at least 50% of the Searchlight Penny Warrants (or the respective shares of common stock underlying such Searchlight Penny Warrants), Searchlight has participation rights with respect to issuances of common equity securities by the Company, subject to exceptions. These rights entitle Searchlight to opt to participate in future issuances by the Company of common equity or common equity-linked securities, subject to customary exceptions.

Note 13.    Employee Benefit Plans

The Company has one defined contribution plan under Section 401(k) of the Internal Revenue Code (“401(k)”) covering full-time domestic employees who meet certain eligibility requirements, the Global Eagle Entertainment Retirement Plan (“GEE 401(k) Plan”). During January of 2018, the Company transferred the Emerging Markets Communications Volume Submitter Defined Contribution Plan (the “EMC 401(k) Plan”) into the GEE 401(k) Plan.

Under the GEE 401(k) Plan, eligible employees may defer up to 100% of their eligible compensation on either a pre-tax or after-tax Roth 401(k) basis, or up to the annual maximum allowed by the Internal Revenue Service (“IRS”). The Company may,

Global Eagle Entertainment Inc.
Notes to Consolidated Financial Statements

but is not obligated to, match a portion of the employee contributions up to a defined maximum. The Company began matching employee contributions in 2016.

For the years ended December 31, 2018, 2017 and 2016, the Company recognized a total expense of $2.3 million, $1.2 million and $0.7 million, respectively, for matching contribution for both 401(k) plans.

Note 14.    Income Taxes

United States and foreign income (loss) from operations before income taxes was as follows (in thousands):

	Year Ended December 31,
	2018	2017	2016
United States	$(239,989)	$(336,278)	$(119,549)
Foreign	6,458	(25,723)	(38,294)
Loss before income taxes	$(233,531)	$(362,001)	$(157,843)

The income tax provision based on the income (loss) from operations was as follows (in thousands):

	Year Ended December 31,
	2018	2017	2016
Current provision (benefit):
Federal	$289	$(323)	$47
State	211	(136)	227
Foreign	10,473	12,485	15,184
Total current provision	$10,973	$12,026	$15,458
Deferred benefit:
Federal	$(6,924)	$(9,173)	$(53,395)
State	(331)	(60)	(2,070)
Foreign	(650)	(7,680)	(4,904)
Total deferred benefit	(7,905)	(16,913)	(60,369)
Total income tax provision (benefit)	$3,068	$(4,887)	$(44,911)

Income taxes differ from the amounts computed by applying the federal income tax rate of 21% for 2018 and 35% for 2017 and 2016. A reconciliation of this difference is as follows (in thousands):

Global Eagle Entertainment Inc.
Notes to Consolidated Financial Statements

	Year Ended December 31,
	2018	2017	2016
Income tax benefit at federal statutory rate	$(49,042)	$(126,700)	$(55,245)
State income tax, net of federal benefit	(185)	(272)	(1,898)
Permanent items	633	3,623	1,781
Loss on distribution in kind	(23,755)	—	—
Change in fair value of financial instruments	(4)	(1,102)	(8,836)
Goodwill impairment	—	55,016	12,321
Sound-recording settlements	—	—	8,556
Stock-based compensation	2,700	2,660	229
Tax credits	(106)	(116)	(590)
Other	(12,636)	1,608	2,977
Uncertain tax positions	107	(420)	3,858
Withholding taxes	9,137	5,090	4,732
Rate differential	6,657	(12,187)	(2,158)
Change in enacted tax rate	54	28,431	173
Change in valuation allowance	69,508	39,482	(10,811)
Income tax provision (benefit)	$3,068	$(4,887)	$(44,911)

Significant factors impacting the effective tax rate include foreign withholding taxes and valuation allowance on deferred tax assets.

Global Eagle Entertainment Inc.
Notes to Consolidated Financial Statements

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the deferred income taxes are as follows (in thousands):

	December 31,
	2018	2017
Deferred tax assets:
Goodwill	$6,734	$15,272
Allowances and reserves	1,469	3,973
Accrued liabilities	3,908	5,135
Inventories	1,839	1,307
Stock-based compensation	4,363	5,043
Interest expense carryover	23,877	—
Tax credits	2,225	3,393
Net operating losses	144,010	98,249
Other	448	1,893
Total deferred tax assets	188,873	134,265
Less: valuation allowance	(161,511)	(85,393)
Net deferred tax assets	$27,362	$48,872

Deferred tax liabilities:
Property, plant and equipment	$(8,737)	$(11,345)
Intangible assets	(7,149)	(21,170)
Investments in affiliates	(17,253)	(28,530)
Debt costs	(2,550)	(2,696)
Other	—	(1,378)
Total deferred tax liabilities	(35,689)	(65,119)
Net deferred tax liabilities	$(8,327)	$(16,247)

The Company is subject to taxation in the U.S. and various states and foreign jurisdictions. As of December 31, 2018, the Company’s tax years for 2012 through 2018 are subject to examination by the tax authorities. With certain exceptions, as of December 31, 2018, the Company’s tax returns for these years are still subject to examination by taxing authorities and the use of NOL carryforwards in future periods could trigger a review of attributes and other tax matters in years that are not otherwise subject to examination.

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

As of December 31, 2018, the Company has recorded a valuation allowance of $104.1 million and $57.4 million against its domestic and certain foreign deferred tax assets, respectively, due to the uncertainties over its ability to realize future taxable income in those jurisdictions. As of December 31, 2017, the valuation allowance on domestic and foreign deferred tax assets were $59.4 million and $26.0 million, respectively.

As of December 31, 2018, and 2017, the Company had federal NOL carry-forwards of $374.5 million and $283.5 million, respectively, and in addition, the Company had state NOL carry-forwards of $161.2 million and $146.2 million, respectively. In addition, the Company had foreign NOL carry-forward from various jurisdictions of $220.1 million and $124.0 million as of December 31, 2018 and 2017, respectively. The Company’s federal, state and foreign NOLs will begin to expire during the fiscal years ending in December 31, 2019, 2024, and 2019 respectively. These NOLs may be used to offset future taxable income, to the extent the Company generates any taxable income, and thereby reduce or eliminate future federal income taxes otherwise payable.

Global Eagle Entertainment Inc.
Notes to Consolidated Financial Statements

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

Prior to the Tax Act, U.S. taxes were not provided for on cumulative earnings of the Company’s foreign subsidiaries as the Company had intended to invest the undistributed earnings indefinitely. However, as a result of the Tax Act, all of the accumulated earnings of its foreign subsidiaries were taxed for U.S. federal purposes. The Company has asserted that the $18.5 million earnings of its foreign subsidiaries will continue to be indefinitely reinvested. If in the future these earnings are repatriated to the United States, or if the Company determines that the earnings will be remitted in the foreseeable future, additional provisions for U.S. states not conforming to the federal Tax Act and foreign withholding taxes may be required. It is not practical to calculate the deferred taxes associated with these earnings because of the variability of multiple factors that would need to be assessed at the time of any assumed repatriation; however, foreign tax credits may be available to reduce federal income taxes in the event of distribution.

As of December 31, 2018, and 2017, the liability for income taxes associated with uncertain tax positions was $7.9 million and $8.7 million, respectively.

The net decrease in the liabilities during the year is primarily attributable to activity related to ongoing examinations by the Canada Revenue Agency regarding the taxability and presence of the subsidiary’s locations in Dubai and whether income derived from Dubai would have constituted taxable earnings subject to Canadian income tax. The net amounts of $7.8 million and $8.2 million as of December 31, 2018 and 2017, respectively, if recognized, would favorably affect the Company’s effective tax rate.

The following table summarizes the changes to unrecognized tax benefits for the years ended December 31, 2018, 2017 and 2016 (in thousands):

	2018	2017	2016
Balance at beginning of year	$8,728	$11,048	$4,637
Additions from business combinations	—	—	3,492
Increase to prior year positions	—	—	(34)
Reversal of prior tax positions	(786)	(3,045)	(147)
Additions based on tax positions related to current year	—	725	3,100
Balance at end of year	$7,942	$8,728	$11,048

The Company’s continuing practice is to recognize interest and penalties, if any, related to uncertain tax positions in income tax expense. As of December 31, 2018, 2017 and 2016, the Company had accrued $6.3 million, $6.5 million, and $6.1 million, respectively, of interest and penalties related to uncertain tax positions, which are not included in the table above.

The following table summarizes the changes in the valuation allowance balance for the years ended December 31, 2018, 2017 and 2016 (in thousands):

Amount
Balance at December 31, 2015	$53,199
Decrease in valuation allowance	(9,930)
Balance at December 31, 2016	43,269
Increase in valuation allowance	42,124
Balance at December 31, 2017	85,393
Increase in valuation allowance	$76,118
Balance at December 31, 2018	$161,511

Global Eagle Entertainment Inc.
Notes to Consolidated Financial Statements

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

In the second quarter of 2017, however, following changes in the Company’s senior management (including the Company’s CODM) and organizational changes across its business, the Company reorganized its business from three operating segments back into two operating segments—Media & Content and Connectivity—primarily through integrating the business and operations of its former Aviation Connectivity segment with that of its former Maritime & Land Connectivity segment. The Company’s CODM determined this was appropriate based on the similarities and synergies between these two segments relating to satellite bandwidth and equipment used in those businesses as well as on the Company’s restructured organizational reporting lines across its business departments.

The CODM evaluates financial performance and allocates resources by reviewing revenue, costs of sales and contribution profit separately for the Company’s two segments. Total segment gross margin provides the CODM a measure to analyze operating performance of each of the Company’s operating segments and its enterprise value against historical data and competitors’ data, although historical results may not be indicative of future results, as operating performance is highly contingent on many factors, including customer tastes and preferences. All other financial information is reviewed by the CODM on a consolidated basis.

Global Eagle Entertainment Inc.
Notes to Consolidated Financial Statements

Revenue and contribution profit by segment were as follows (in thousands):

	Year Ended December 31,
	2018	2017	2016
Revenue:
Media & Content
Licensing & Services	$315,409	$298,935	$318,064
Connectivity
Services	290,818	282,985	178,471
Equipment	40,867	37,549	33,220
Total	331,685	320,534	211,691
Total revenue	$647,094	$619,469	$529,755
Cost of sales(1):
Media & Content
Licensing & Services	225,318	217,909	214,028
Connectivity
Services	255,546	210,710	122,674
Equipment	31,529	33,501	28,768
Total	287,075	244,211	151,442
Total cost of sales	512,393	462,120	365,470
Gross Margin:
Media & Content	$90,091	$81,026	$104,036
Connectivity	44,610	76,323	60,249
Total Gross Margin	134,701	157,349	164,285
Other operating expenses	244,784	437,157	326,948
Loss from operations	$(110,083)	$(279,808)	$(162,663)

(1)
Includes depreciation expense of $0.4 million (Media & Content) and $42.2 million (Connectivity) for the year ended December 31, 2018, $0.6 million (Media & Content) and $29.2 million (Connectivity) for the year ended December 31, 2017, and $0.7 million (Media & Content) and $10.2 million (Connectivity) for the year ended December 31, 2016.

The Company’s total assets by segment were as follows (in thousands):

	December 31,
	2018	2017
Segment assets:
Media & Content	$346,280	$362,216
Connectivity	355,144	479,714
Total segment assets	701,424	841,930
Corporate assets	15,663	18,654
Total assets	$717,087	$860,584

Global Eagle Entertainment Inc.
Notes to Consolidated Financial Statements

Geographical revenue by segment as presented below is based on the billing location of the customer. Revenue from external customers was as follows (in thousands):

	Year Ended December 31,
	2018	2017	2016
Media & Content:
United States and Canada	$64,763	$67,807	$80,765
Europe	58,855	52,551	48,527
Asia and Middle East	160,009	149,644	152,758
Other	31,782	28,933	36,014
Total	$315,409	$298,935	$318,064
Connectivity:
United States	$284,498	$195,363	$150,532
Europe	37,998	77,102	37,319
Africa, Middle East and Asia	6,991	26,966	13,759
Other	2,198	21,103	10,081
Total	$331,685	$320,534	$211,691
	$647,094	$619,469	$529,755

The following table summarizes net property, plant and equipment by country (in thousands):

	December 31,
	2018	2017
Media & Content:
United States and Canada	$1,093	$1,628
United Kingdom	3,890	4,531
India	1,663	1,745
Other	172	346
Total	$6,818	$8,250
Connectivity:
United States	$141,887	$162,133
Germany	16,507	15,316
Other	5,405	4,574
Total	$163,799	$182,023
Corporate
United States	$5,960	$4,756
Total	$5,960	$4,756
	$176,577	$195,029

Note 16.    Concentrations

Concentrations of Credit and Business Risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash and cash equivalents and accounts receivable.

At December 31, 2018 and 2017, the Company’s cash and cash equivalents were maintained primarily with major U.S. financial institutions and foreign banks. Deposits with these institutions at times exceed the federally insured limits, which potentially subjects the Company to concentration of credit risk. The Company has not experienced any losses related to these

Global Eagle Entertainment Inc.
Notes to Consolidated Financial Statements

balances and believes that there is minimal risk. Of its cash and cash equivalents as of December 31, 2018, approximately $17.7 million was held by its foreign subsidiaries. If these funds were repatriated for use in the Company’s U.S. operations, the Company may be required to pay income taxes in the U.S. on the repatriated amount at the tax rates then in effect, reducing the net cash proceeds to the Company after repatriation. In the event the Company elects to repatriate any of these funds, the Company believes it has sufficient net operating losses for the foreseeable future to offset any repatriated income. As a result, the Company does not expect any such repatriation would create a tax liability in the U.S. or have a material impact on its effective tax rate.

A substantial portion of the Company’s revenue is generated through arrangements with Southwest Airlines. The Company may not be successful in renewing these agreements, or if they are renewed, they may not be on terms as favorable as current agreements. The percentage of revenue generated through the customer representing more than 10% of consolidated revenue is as follows:

	Year Ended December 31,
	2018	2017	2016
Southwest Airlines as percentage of total revenue	18%	19%	22%
Southwest Airlines as percentage of total Connectivity revenue	35%	36%	54%

No other customer accounted for revenue greater than 10% for the three years presented. Accounts receivable from Southwest Airlines represented 16%, 10% and 12% of total accounts receivable at December 31, 2018, 2017, and 2016, respectively.

Note 17.    Net Loss Per Share

Basic (loss) income per share (“EPS”) is computed using the weighted-average number of common shares outstanding during the period. Diluted loss per share is computed using the weighted-average number of common shares and the dilutive effect of contingent shares outstanding during the period. Potentially dilutive contingent shares, which consist of stock options, restricted stock units (including performance stock units), liability warrants, warrants issued to third parties and accounted for as equity instruments convertible senior notes and contingently issuable shares, have been excluded from the diluted loss per share calculation when the effect of including such shares is anti-dilutive. Common stock to be issued upon the exercise of warrant instruments classified as a liability is not included in the calculation of diluted loss per share because the effect of including such shares is anti-dilutive.

The following table sets forth the computation of basic and diluted net loss per share of common stock (in thousands, except per share amounts):

	Year Ended December 31,
	2018	2017	2016
Net income (loss) (Numerator):
Net loss	$(236,599)	$(357,114)	$(112,932)
Net loss attributable to Global Eagle Entertainment, Inc. common stockholders for basic and diluted EPS	$(236,599)	$(357,114)	$(112,932)
Net loss for dilutive EPS	$(236,599)	$(357,114)	$(112,932)

Shares (Denominator):
Weighted average common shares outstanding - basic	91,325	87,733	81,269
Weighted average common shares outstanding - diluted	91,325	87,733	81,269

Net loss per share:
Basic	$(2.59)	$(4.07)	$(1.39)
Diluted	$(2.59)	$(4.07)	$(1.39)

Global Eagle Entertainment Inc.
Notes to Consolidated Financial Statements

The following weighted average common equivalent shares are excluded from the calculation of the Company’s net loss per share as their inclusion would have been anti-dilutive (in thousands):

	Year Ended December 31,
	2018	2017	2016
Employee stock options	5,847	6,061	6,203
Restricted stock units (including performance stock units)	3,401	1,364	306
Equity warrants(1)	—	353	1,165
Public SPAC Warrants(2)	529	6,173	6,173
Convertible notes	4,447	4,447	4,447
EMC deferred consideration(3)	—	2,795	1,428
Contingently issuable shares(4)	900	900	354
Searchlight Market Warrants(5)	9,937	—	—
Searchlight Penny Warrants(5)	13,809	—	—

(1)
These are Legacy Row 44 warrants originally issuable for Row 44 common stock and Row 44 Series C preferred stock, later became issuable for the Company’s Common Stock. During the twelve months ended December 31, 2017, these Legacy Row 44 warrants expired. See Note 12. Common Stock, Share-Based Awards and Warrants.

(2)	These are 6,173,228 “Public SPAC Warrants”. See Note 12. Common Stock, Share-Based Awards and Warrants.

(3)
In connection with the EMC Acquisition on July 27, 2016 (the “EMC Acquisition Date”), the Company was obligated to pay $25.0 million in cash or stock, at the Company’s option, on July 27, 2017, which the Company elected to pay in 5,080,049 newly issued shares of its common stock on that date. See Note 10. Commitments and Contingencies. This EMC deferred consideration represents those shares.

(4)
In connection with a Sound Recording Settlement, the Company is obligated to issue 500,000 shares of its common stock when and if the closing price of its common stock exceeds $10.00 per share, and 400,000 shares of its common stock when and if the closing price of its common stock exceeds $12.00 per share. See Note 10. Commitments and Contingencies.

(5)
On March 27, 2018, the Company issued $150 million in aggregate principal amount of its Second Lien Notes to Searchlight, combined with two sets of warrants to acquire the Company’s common stock . For further details, see Note 9. Financing Arrangements.

Global Eagle Entertainment Inc.
Notes to Consolidated Financial Statements

Note 18.    Quarterly Financial Data (Unaudited)

The following quarterly Consolidated Statements of Operations for the years December 31, 2018 and 2017 are unaudited, and have been prepared on a basis consistent with the Company’s audited consolidated annual financial statements, and include, in the opinion of management, all normal recurring adjustments necessary for the fair statement of the financial information contained in those statements. The results of operations of any quarter are not necessarily indicative of the results that may be expected for any future period (in thousands, except per share amounts).

	Quarter Ended
	Mar. 31, 2017	June 30, 2017	Sept. 30, 2017	Dec. 31, 2017	Mar. 31, 2018	June 30, 2018	Sept. 30, 2018	Dec. 31, 2018
Revenue	$152,592	$155,742	$151,537	$159,598	$156,497	$165,962	$164,027	$160,608
Cost of sales	110,540	118,090	112,951	120,539	118,496	126,731	128,569	138,597
Gross margin	42,052	37,652	38,586	39,059	38,001	39,231	35,458	22,011
Operating expenses:
Sales and marketing	11,012	10,029	9,332	10,565	9,654	10,877	8,989	8,104
Product development	7,649	7,942	11,328	8,689	8,358	9,872	7,477	7,033
General and administrative	35,321	34,929	39,129	38,842	38,285	29,799	31,620	34,959
Provision for (recovery of) legal settlements	475	—	310	650	516	(141)	(509)	1,451
Amortization of intangible assets	11,008	10,860	10,981	11,106	10,747	10,357	9,447	7,889
Goodwill impairment(3)	78,000	—	—	89,000	—	—	—	—
Total operating expenses	143,465	63,760	71,080	158,852	67,560	60,764	57,024	59,436
Income (loss) from operations	(101,413)	(26,108)	(32,494)	(119,793)	(29,559)	(21,533)	(21,566)	(37,425)
Interest expense, net	(10,964)	(14,807)	(18,164)	(14,519)	(15,597)	(19,755)	(20,048)	(20,818)
Loss from extinguishment of debt(4)	(14,389)	—	—	—	—	—	—	—
Income from equity method investments(5)	1,539	601	1,770	(16,334)	1,161	428	2,022	(49,921)
Change in fair value of derivatives	2,920	(445)	196	839	564	(655)	(196)	384
Other income (expense), net	(488)	653	(123)	(478)	438	(673)	(588)	(194)
Income (loss) before income taxes	(122,795)	(40,106)	(48,815)	(150,285)	(42,993)	(42,188)	(40,376)	(107,974)
Income tax expense (benefit)	2,816	4,024	4,153	(15,880)	(4,709)	3,722	2,852	1,203
Net income (loss)	$(125,611)	$(44,130)	$(52,968)	$(134,405)	$(38,284)	$(45,910)	$(43,228)	$(109,177)
Net income (loss) per share(1):
Basic	$(1.47)	$(0.52)	$(0.59)	$(1.51)	$(0.42)	$(0.50)	$(0.47)	$(1.19)
Diluted	$(1.47)	$(0.52)	$(0.59)	$(1.51)	$(0.42)	$(0.50)	$(0.47)	$(1.19)
Weighted average shares outstanding(2):
Basic	85,440	85,496	89,194	89,222	90,792	91,057	91,408	91,848
Diluted	85,440	85,496	89,194	89,222	90,792	91,057	91,408	91,848

(1)
Quarterly and year-to-date computations of net income (loss) per common share amounts are calculated independently. Therefore, the sum of the per share amounts for the quarters may not agree with the per share amounts for the year.

(2)
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

(3)
During the quarter ended March 31, 2017, the Company recorded a goodwill impairment loss of $78.0 million in its Maritime & Land Connectivity reporting unit. Additionally, during the quarter ended December 31, 2017, the Company recorded an impairment loss of $45.0 million and $44.0 million to its Maritime & Land Connectivity and Aviation Connectivity reporting units, respectively. See Note 5. Goodwill.

(4)
In January 2017, the Company entered into a new credit agreement consisting of a $500 million senior secured term loan facility and a five-year $85 million senior secured revolving credit facility and concurrently paid-off in full the indebtedness assumed upon the EMC Acquisition of $412.4 million. In connection with this refinancing transaction, the Company incurred a loss on extinguishment of debt of $14.4 million recorded in the statement of operations during the quarter ended March 31, 2017. See Note 9. Financing Arrangements.

(5)
During the fourth quarter of 2018 and 2017, the Company completed an assessment of the recoverability of its equity method investments and determined that the carrying value of its interest in WMS exceeded the estimated fair value of its interest and accordingly, recorded an impairment loss of 51.0 million and $16.7 million, respectively. See Note 7. Equity Method Investments.

Global Eagle Entertainment Inc.
Notes to Consolidated Financial Statements

Note 19.    Subsequent Events

Operating Expense Savings Initiative
On February 22, 2019, the Company announced that it has been implementing an operating expense savings initiative, which includes global footprint consolidation, simplification of its management structure, additional cost controls, IT programs that will increase efficiency and automation, and other operating expense reductions. In connection with this initiative, on February 5, 2019, the Company committed to reduce its global workforce by approximately 15% and communicated this determination to its employees on February 20, 2019. The changes to the Company’s workforce will vary by country, based on legal requirements and required consultations with works councils and other employee representatives, as appropriate. The Company estimates that it will generate approximately $20 million in annual savings and will incur total expenses relating to the workforce reduction of approximately $4.5 million, all of which represents cash expenditures relating to severance and transition-related expenses. Of this total amount, the Company expects to record substantially all of it in the first quarter of 2019, with the remainder to follow in the second quarter and third quarters of 2019.
Loan Advances in lieu of Future Payouts from WMS
In February 2019, the Company entered into a demand promissory note with WMS (as an advance against future dividends that WMS may pay the Company) for approximately $7.4 million, bearing interest at 6.5% per annum, and concurrently signed an agreement to waive future dividends or other such distributions by WMS to the Company until such time as the outstanding principal on the demand promissory note has been repaid in full. The outstanding demand promissory note would be reduced dollar-for-dollar by any such distribution amounts waived. The Company may prepay the promissory note at any time without prepayment penalty. The entire principal balance of this promissory note together with all accrued but unpaid interest is due on the earliest to occur of (i) demand by the holder, (ii) December 31, 2020 and (iii) the date of acceleration of the promissory note as a result of the occurrence of an event of default.

ITEM 16.    FORM 10-K SUMMARY

None.