Form 10-Q
period 2019-03-31
Global Eagle Entertainment Inc.
filed 2019-05-15
CIK 1512077

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM __________ TO ________

COMMISSION FILE NUMBER 001-35176
GLOBAL EAGLE ENTERTAINMENT INC.

(Exact name of registrant as specified in its charter)

DELAWARE	27-4757800
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

6080 Center Drive, Suite 1200
Los Angeles, California	90045
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (310) 437-6000

Securities Registered pursuant to Section 12(b) of the Act:
Title of each class	Ticker	Name of exchange on which registered
Common Stock, $0.0001 par value	ENT	The NASDAQ Stock Market LLC
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

Large accelerated filer	☐	Accelerated filer	☑	Non-accelerated filer	☐	Smaller reporting company	☑	Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

(Class)	(Outstanding as of May 9, 2019)
COMMON STOCK, $0.0001 PAR VALUE	92,367,593	SHARES

GLOBAL EAGLE ENTERTAINMENT INC.

FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2019

PART I — FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
GLOBAL EAGLE ENTERTAINMENT INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In thousands, except share and per share amounts)

	March 31, 2019	December 31, 2018
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$20,813	$39,154
Restricted cash	1,019	801
Accounts receivable, net	106,797	97,623
Inventories	34,233	34,649
Prepaid expenses	7,164	9,104
Other current assets	13,882	10,498
TOTAL CURRENT ASSETS:	183,908	191,829
Content library	5,232	6,966
Property and equipment, net	180,555	176,577
Right-of-use assets, net	21,939	—
Goodwill	159,587	159,562
Intangible assets, net	76,335	84,136
Equity method investments	85,230	83,135
Other non-current assets	22,070	14,882
TOTAL ASSETS	$734,856	$717,087
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$183,205	$177,056
Deferred revenue	9,018	7,430
Current portion of long-term debt	38,190	22,673
Other current liabilities	10,322	5,032
TOTAL CURRENT LIABILITIES:	240,735	212,191
Deferred revenue, non-current	255	1,116
Long-term debt	692,328	686,938
Deferred tax liabilities	8,394	8,406
Other non-current liabilities	57,271	34,771
TOTAL LIABILITIES	998,983	943,422
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ DEFICIT:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized, 0 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively	—	—
Common stock, $0.0001 par value; 375,000,000 shares authorized, 95,165,344 and 94,835,320 shares issued, 92,111,710 and 91,781,686 shares outstanding, at March 31, 2019 and December 31, 2018, respectively	10	10
Treasury stock, 3,053,634 shares at March 31, 2019 and December 31, 2018	(30,659)	(30,659)
Additional paid-in capital	814,072	814,488
Subscriptions receivable	(597)	(597)
Accumulated deficit	(1,047,067)	(1,009,458)
Accumulated other comprehensive income (loss)	114	(119)
TOTAL STOCKHOLDERS’ DEFICIT	(264,127)	(226,335)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$734,856	$717,087
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GLOBAL EAGLE ENTERTAINMENT INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In thousands, except per share amounts)

	Three Months Ended March 31,
	2019	2018
Revenue:
Licensing and services	$150,478	$146,526
Equipment	16,141	9,971
Total revenue	166,619	156,497
Cost of sales:
Licensing and services	123,269	112,414
Equipment	10,925	6,082
Total cost of sales	134,194	118,496
Gross margin	32,425	38,001
Operating expenses:
Sales and marketing	8,249	9,654
Product development	6,979	8,358
General and administrative	27,980	38,285
Provision for legal settlements	508	516
Amortization of intangible assets	7,799	10,747
Total operating expenses	51,515	67,560
Loss from operations	(19,090)	(29,559)
Other (expense) income:
Interest expense, net	(21,277)	(15,597)
Income from equity method investments	2,129	1,161
Change in fair value of derivatives	938	564
Other (expense) income, net	(179)	438
Loss before income taxes	(37,479)	(42,993)
Income tax expense (benefit)	130	(4,709)
Net loss	$(37,609)	$(38,284)

Net loss per share – basic and diluted	$(0.41)	$(0.42)
Weighted average shares outstanding – basic and diluted	91,831	90,792

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GLOBAL EAGLE ENTERTAINMENT INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)
(In thousands)

	Three Months Ended March 31,
	2019	2018
Net loss	$(37,609)	$(38,284)
Other comprehensive income:
Unrealized foreign currency translation adjustments	233	—
Other comprehensive income	233	—
Comprehensive loss	$(37,376)	$(38,284)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GLOBAL EAGLE ENTERTAINMENT INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT (UNAUDITED)
(In thousands)

	Common Stock		Treasury Stock		Additional	Subscriptions	Accumulated	Accumulated Other	Total
	Shares	Amount	Shares	Amount	Paid-in Capital	Receivable	Deficit	Comprehensive Loss	Stockholders’ Deficit
Balance at December 31, 2017	93,835	$10	(3,054)	$(30,659)	$779,565	$(578)	$(773,791)	$(22)	$(25,475)
Adoption of ASC 606 - Cumulative Adjustment	—	—	—	—	—	—	933	—	933
Equity warrants issued in connection with Second Lien Notes	—	—	—	—	24,196	—	—	—	24,196
Restricted stock units vested and distributed, net of tax	62	—	—	—	(50)	—	—	—	(50)
Stock-based compensation	—	—	—	—	3,644	—	—	—	3,644
Interest income on subscription receivable	—	—	—	—	—	(6)	—	—	(6)
Net loss	—	—	—	—	—	—	(38,284)	—	(38,284)
Balance at March 31, 2018	93,897	$10	(3,054)	$(30,659)	$807,355	$(584)	$(811,142)	$(22)	$(35,042)

	Common Stock		Treasury Stock		Additional	Subscriptions	Accumulated	Accumulated Other	Total
	Shares	Amount	Shares	Amount	Paid-in Capital	Receivable	Deficit	Comprehensive Loss	Stockholders’ Deficit
Balance at December 31, 2018	94,835	$10	(3,054)	$(30,659)	$814,488	$(597)	$(1,009,458)	$(119)	$(226,335)
Restricted stock units vested and distributed, net of tax	330	—	—	—	(117)	—	—	—	(117)
Stock-based compensation	—	—	—	—	2,389	—	—	—	2,389
Net loss	—	—	—	—	—	—	(37,609)	—	(37,609)
Tax effect relating to the beneficial conversion feature of Second Lien Notes	—	—	—	—	(2,688)	—	—	—	(2,688)
Unrealized foreign currency translation adjustments	—	—	—	—	—	—	—	233	233
Balance at March 31, 2019	95,165	$10	(3,054)	$(30,659)	$814,072	$(597)	$(1,047,067)	$114	$(264,127)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GLOBAL EAGLE ENTERTAINMENT INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Three Months Ended March 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(37,609)	$(38,284)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of property & equipment and intangibles	21,952	23,250
Amortization of content library	1,974	2,400
Non-cash interest expense, net	6,868	1,877
Change in fair value of derivatives	(938)	(564)
Stock-based compensation	1,289	3,644
Tax effect of Second Lien Notes’ beneficial conversion feature	(2,688)	—
Loss (gain) on disposal of fixed assets	164	(525)
Earnings from equity method investments	(2,129)	(1,161)
Provision for (recovery of) bad debts	393	(326)
Deferred income taxes	(8)	(7,230)
Others	1,347	(325)
Changes in operating assets and liabilities:
Accounts receivable	(9,567)	10,068
Inventories	416	(5,246)
Prepaid expenses and other current assets	(2,979)	6,084
Content library	(647)	(2,627)
Other non-current assets	(7,310)	1,255
Accounts payable and accrued liabilities	9,473	1,267
Deferred revenue	727	2,279
Other liabilities	9,041	210
NET CASH USED IN OPERATING ACTIVITIES	(10,231)	(3,953)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(9,083)	(15,244)
NET CASH USED IN INVESTING ACTIVITIES	(9,083)	(15,244)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of Second Lien Notes and equity warrants	—	150,000
Proceeds from borrowings on revolving credit facility	17,900	—
Repayment of revolving credit facility	(21,000)	—
Issuance costs	—	(6,968)
Repayments of indebtedness	(3,324)	(3,414)
Borrowings from related party	7,350	—
NET CASH PROVIDED BY FINANCING ACTIVITIES	926	139,618
Effects of exchange rate changes on cash and cash equivalents	265	30
Net (decrease) increase in cash, cash equivalents and restricted cash	(18,123)	120,450
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF PERIOD	39,955	51,868
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$21,832	$172,320
SIGNIFICANT NON-CASH INVESTING AND FINANCING ACTIVITIES:
Purchase consideration for equipment included in accounts payable	$2,481	$—
Conversion of PIK interest on our Second Lien Notes to additional principal	9,507	—
Financing of purchased satellite transponders	8,500	—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GLOBAL EAGLE ENTERTAINMENT INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.    Overview

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

Our Chief Executive Officer, the Company’s chief operating decision-maker (“CODM”), evaluates financial performance and allocates resources by reviewing revenue, costs of sales and contribution profit separately for our two operating segments: (i) Media & Content, and (ii) Connectivity.

Note 2.    Basis of Presentation and Summary of Significant Accounting Policies

The following is a summary of the significant accounting policies consistently applied in the preparation of the accompanying condensed consolidated financial statements.

Basis of Presentation
In the opinion of the Company's management, the unaudited interim condensed consolidated financial statements have been prepared on the same basis as the Company's audited consolidated financial statements for the year ended December 31, 2018, and include all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of the Company's interim unaudited condensed consolidated financial statements for the three months ended March 31, 2019. The results for the three months ended March 31, 2019 are not necessarily indicative of the results expected for the full 2019 fiscal year. The consolidated balance sheet as of December 31, 2018 has been derived from the Company's audited balance sheet included in the Company's Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the "SEC") on March 18, 2019 (the "2018 Form 10-K").

The interim unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to SEC Form 10-Q and Article 10 of SEC Regulation S-X. They do not include all of the information and footnotes required by GAAP for complete audited financial statements. Therefore, these interim unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in the 2018 Form 10-K.

These unaudited condensed consolidated financial statements have been prepared on the basis of the Company having sufficient liquidity to fund its operations for at least the next twelve months from the issuance of these financial statements in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 205-40, Presentation of Financial Statements - Going Concern. The Company’s principal sources of liquidity have historically been its debt and equity issuances and its cash and cash equivalents, which as of March 31, 2019 included cash and cash equivalents of approximately $20.8 million, and available borrowing capacity under our 2017 Revolving Loans (as defined below) of approximately $29.9 million, for a total available liquidity of approximately $50.7 million. The Company’s internal plans and forecasts indicate that it will have sufficient liquidity to continue to fund its business and operations for at least the next twelve months in accordance with ASC Topic 205-40. Please refer to Note 2. Basis of Preparation and Summary of Accounting Policies in our 2018 Form 10-K for additional details.

Revenue Recognition
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

Our assessments regarding the timing of transfer of control and revenue recognition for each business segment are summarized below and further detailed in Note 2. Basis of Preparation and Summary of Accounting Policies — Revenue Recognition in our 2018 Form 10-K:

•
Media & Content – specific to the sale and/or licensing of media content and the related technical services, such as digital delivery of media advertising, encoding of video & music products, development of graphical interfaces and provision of materials, we consider control to have transferred when: (i) the content has been delivered, and (ii) the services required under the contract have been performed. Revenue recognition is dependent on the nature of the customer contract. Content licenses to customers are typically categorized into usage-based or flat fee-based fee structures. For usage-based fee structures, revenue is recognized as the usage occurs. For flat-fee based structures, revenue is recognized upon the available date of the license, typically at the beginning of each cycle, or straight-line over the license period.

•
Connectivity – we provide satellite-based Internet services and related technical and network support services, as well as the physical equipment to enable connectivity. For Aviation, the revenue is recognized over time as control is transferred to the customer (i.e. the airline), which occurs continuously as customers receive the bandwidth/ connectivity services. Equipment revenue is recognized when control passes to the customer, which is at the later of shipment of the equipment to the customer or obtaining regulatory certification for the operation of such equipment, as applicable. For Maritime and Land, revenue is recognized over time as the customer receives the bandwidth/ connectivity services. Certain of the Company’s contracts involve a revenue sharing or reseller arrangement to distribute the connectivity services. The Company assesses these services under the principal versus agent criteria and determined that the Company acts in the role of an agent and accordingly records such revenues on a net basis.

The following table presents the disaggregation of the Company’s revenue from contracts with customers for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019	2018
Media & Content -- Licensing and Services	$80,010	$74,915
Connectivity -- Aviation Services	31,241	29,325
Connectivity -- Aviation Equipment	14,060	7,598
Connectivity -- Maritime & Land Services	39,227	42,286
Connectivity -- Maritime & Land Equipment	2,081	2,373
Total Revenues	$166,619	$156,497

Contract Liabilities

Aviation connectivity contracts involve performance obligations primarily relating to the delivery of connectivity equipment and connectivity services. The connectivity equipment can be provided at a discount and is delivered upfront while the connectivity services are rendered and paid over time. Revenue is allocated based upon the SSP methodology. Where the SSP exceeds the revenue allocation, the revenue to which the Company is entitled is contingent on performing the ongoing connectivity services and the Company records a contract asset accordingly. The balance as of March 31, 2019 and December 31, 2018 of contract contingent revenue was not material.

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

The following table summarizes the significant changes in the contract liabilities balances during the quarter ended March 31, 2019 (in thousands):

Contract Liabilities
Balance as of December 31, 2018	$8,546
Revenue recognized that was included in the contract liability balance at the beginning of the period	(3,497)
Increase due to cash received, excluding amounts recognized as revenue during the period	4,224
Balance as of March 31, 2019	$9,273

Deferred revenue, current	$9,018
Deferred revenue, non-current	255
$9,273

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

Adoption of New Accounting Pronouncements
On January 1, 2019, the Company adopted ASC 842 using the modified retrospective method. The Company has presented financial results and applied its accounting policies for the period beginning January 1, 2019 under ASC 842, while prior period results and accounting policies have not been adjusted and are reflected under legacy GAAP pursuant to ASC 840. In connection with the adoption of ASC 842, the Company performed an analysis of contracts under ASC 840 to ensure proper assessment of leases (or embedded leases) in existence as of January 1, 2019. The Company elected the package of practical expedients permitted under ASC 842, which allows the Company not to reassess 1) whether any expired or existing contracts as of the adoption date are or contain a lease, 2) lease classification for any expired or existing leases as of the adoption date and 3) initial direct costs for any existing leases as of the adoption date. The most significant impact of applying ASC 842 was the recognition of right-of-use assets and lease liabilities for operating leases in its condensed consolidated balance sheet. On January 1, 2019, the Company recognized an initial operating right-of-use asset of $24.8 million and associated operating lease liabilities of $24.4 million. See Note 3. Leases for further information regarding the impact of the adoption of ASU 2016-02 on the Company's financial statements.

In June 2018, the FASB issued ASU 2018-07, Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”), which expands the scope of ASC 718 to include share-based payments granted to non-employees in exchange for goods and services. The guidance largely aligns the accounting for share-based payments to non-employees with the accounting for share-based payments to employees, with certain exceptions. We adopted this standard effective January 1, 2019. The adoption of this standard did not have a material impact on our condensed consolidated financial statements.

In February 2018, the FASB issued ASU 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which allows a reclassification from accumulated other comprehensive income to retained earnings for stranded effects resulting from the Tax Act. We adopted this standard effective January 1, 2019. The adoption of this standard did not have a material impact on our condensed consolidated financial statements.

Recently Issued Accounting Pronouncements
In March 2019, the FASB issued ASU No. 2019-01, Leases (Topic 842): Codification Improvements, to provide clarifications on ASC 842 and to correct unintended application of the guidance. The amendments in this Update include the following items brought to FASB’s attention through those interactions with stakeholders: (i) determining the fair value of the underlying asset by lessors that are not manufacturers or dealers; (ii) presentation on the statement of cash flows—sales-type and direct financing leases; and (iii) transition disclosures related to Topic 250, Accounting Changes and Error Corrections. The ASU is effective for the Company beginning January 1, 2020, with early adoption permitted. Management continues to evaluate the impact of this standard on our condensed consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13, Measurement of Credit Losses on Financial Instruments, which introduces an approach based on expected losses to estimate credit losses on certain types of financial instruments rather than incurred losses. The new model is applicable to all financial instruments that are not accounted for at fair value through net income, thereby bringing consistency in accounting treatment across different types of financial instruments and requiring consideration of a broader range of variables when forming loss estimates. The ASU is effective for the Company beginning January 1, 2020, with early adoption permitted. Management continues to evaluate the impact of this standard on our condensed consolidated financial statements.

Note 3.    Leases

Our leasing operations consist of various arrangements, where we act either (i) as the lessee (mostly our corporate and regional offices on leased-facility model), or (ii) as the lessor (for our owned equipment rented to connectivity customers). Described below are the nature of these arrangements and financial statement impact:

Real Estate Leases (as a Lessee)
The Company has operating leases for office facilities throughout the United States and around the world. Upon inception of a contract, the Company evaluates if the contract, or part of the contract, contains a lease. A lease conveys the right to control the use of an identified asset for a period of time in exchange for consideration. Leases include both a right-of-use asset and a lease liability. The right-of-use asset represents the Company’s right to use the underlying asset in the lease. The right-of-use asset also includes prepaid lease payments. The lease liability represents the present value of the remaining lease payments discounted using the incremental borrowing rate (“IBR”). Maintenance and property tax expenses are accounted for on an accrual basis as variable lease costs. The Company has elected to combine lease and nonlease components, if applicable.

The Company records lease expense on a straight-line basis over the lease term in general and administrative expense. Total rent expense for the three months ended March 31, 2019 was $1.6 million.

The Company’s leases have remaining lease terms of 1 year to 12 years. Lease terms include renewal or termination options that the Company is reasonably certain to exercise. For leases with a term of twelve months or less, the Company does not record a right-of-use asset and associated lease liability on its condensed consolidated balance sheet.

The Company reviews the carrying value of its right-of-use assets for impairment whenever events or changes in circumstances indicate that the recorded value may not be recoverable. Recoverability of assets is measured by comparing the carrying amounts of the assets to the estimated future undiscounted cash flows, excluding financing costs. If the Company determines that an impairment exists, any related impairment loss is estimated based on fair values.

Equipment Held by Customers (as a Lessor)
The Company either sells or leases certain equipment (including antennas, modems and routers, among others) as part of the bandwidth service to our maritime and land connectivity customers. To the extent there are no changes to existing customer lease arrangements, we account for equipment transactions as operating leases and, hence, recorded the equipment cost as part of property and equipment. We recognize lease payments for operating leases as licensing & services revenue in our consolidated statement of operations on a straight-line basis over the lease term.

We assess any new arrangements or modifications to existing arrangements and determine the impact of the economic circumstances (and any changes thereto) to the lease classification of these equipment held by our connectivity customers. We recognize investments in leases for sales-type leases when the risk and rewards of ownership are not fully transferred to the customer due to our continued involvement with the equipment.

The income on operating leases and sales-type lease for the three-months ended March 31, 2019 is presented in the foregoing table (in thousands):

Three Months Ended March 31, 2019
Lease income from operating leases(1)	$32,724
Earned income on sales-type leases(2)	185
Total Licensing & Service Revenues -- Maritime & Land Connectivity	$32,909
(1) This is classified as Licensing and services revenue.
(2) This includes the customer equipment arrangement classified as sales-type lease as of March 31, 2019.

Other Arrangements (as a Lessee)
The Company leases certain computer software and equipment under finance leases that expire on various dates through 2020, for which the outstanding lease liability balance is assessed as insignificant as of March 31, 2019.

The Company also evaluates its satellite bandwidth arrangements for embedded leases when the Company has the right to control the use of a significant portion of the asset. The Company has entered into a lease arrangement for bandwidth capacity that will commence during the quarter ended June 30, 2019.

Impact on Financial Statements

The following table summarizes the impact of the adoption of ASC 842 on the Company’s condensed consolidated balance sheet and consolidated statement of operations, including both our real estate leases and a customer equipment arrangement meeting the sales-type lease classification (in thousands):

	Impact of Change in Accounting Policy -- as of and for the quarter ended March 31, 2019
	As reported	ASC 842 Impact	Legacy GAAP
Right-of-use assets, net	$21,939	$(21,939)	$—
Other non-current assets (net lease investment)(1)	333	(333)	—
Property and equipment, net(2)	—	(148)	(148)
Lease liabilities -- Other current liabilities	4,197	(4,197)	—
-- Other non-current liabilities	20,818	(20,818)	—
Revenue - equipment(1)	333	(333)	—
Cost of sales - equipment(1)	148	(148)	—
(1) This includes the customer equipment arrangement classified as sales-type lease as of March 31, 2019, with net impact to our gross margin of $185,000.
(2) Since we elected to adopt the package of practical expedients with the ASC 842 implementation as of January 1, 2019, all existing customer equipment arrangements continue to be classified as operating leases, except as described in preceding footnote. Any new arrangements or changes/modifications to existing contracts after January 1, 2019 adoption date are subject to lease classification assessment in accordance with ASC 842’s new lease accounting model.

Supplemental Cash Flow Information, Weighted-Average Remaining Lease Term and Discount Rate

Because the rate implicit in each lease is not readily determinable, the Company uses its IBR to determine the present value of the lease payments. The following table discloses the weighted-average remaining lease term and IBR for our operating real estate leases, as well as supplemental cash flow information (in thousands):

Three Months Ended March 31, 2019
Supplemental cash flow information
Cash paid for amounts included in measurement of operating lease liabilities	$1,436
Right-of-use-assets obtained in exchange for operating lease obligations	$—
Weighted average remaining lease term -- operating leases	7.87 years
Weighted average IBR -- operating leases	9.68%

Maturity Analysis

As Lessee -- Real Estate Operating Leases
The following table reflects undiscounted cash flows on an annual basis for the Company’s lease liabilities as of March 31, 2019 (in thousands):

Years Ending December 31,	Amount
2019 (remaining nine months)	$3,643
2020	4,781
2021	4,727
2022	4,428
2023	4,023
Thereafter	15,106
Total Future Lease Payments	$36,708
Less: Imputed interest	(11,693)
Present value of Lease Liabilities	$25,015

The following is a schedule of future minimum lease payments under operating leases as of December 31, 2018 (in thousands):

Years Ending December 31,	Amount
2019	$4,941
2020	4,593
2021	4,359
2022	3,818
2023	3,541
Thereafter	13,115
Total minimum lease payments	$34,367

As Lessor -- Maritime & Land Monthly Recurring Charges
The following is a schedule of future monthly recurring charges (“MRCs”) arising from our contractual arrangements with Maritime & Land Connectivity customers as of March 31, 2019 (in thousands):

Years Ending December 31,	Amount
2019 (remaining 9 months)	$80,814
2020	51,332
2021	27,603
2022	4,497
2023	1,935
Total M&L Monthly Recurring Charges	$166,181

The following is a schedule of future MRCs arising from our contractual arrangements with Maritime & Land Connectivity customers as of December 31, 2018 (in thousands):

Years Ending December 31,	Amount
2019	$89,111
2020	34,885
2021	20,594
2022	4,864
2023	2,396
Total M&L Monthly Recurring Charges	$151,850

The book value of the equipment held by customers under operating leases, which are classified as “Equipment” in Note 4 - Property & Equipment, follows:

	March 31, 2019	December 31, 2018
Equipment
Gross balance	$58,465	62,012
Accumulated depreciation	(24,511)	(25,232)
Net Book Value	$33,954	$36,780

Note 4.    Property and Equipment, net

Property and equipment, net consisted of the following (in thousands):

	March 31, 2019	December 31, 2018
Leasehold improvements	$7,267	$6,579
Furniture and fixtures	2,149	2,147
Equipment	156,283	156,029
Computer equipment	16,993	18,561
Computer software	42,917	38,475
Automobiles	303	293
Buildings	7,051	8,005
Albatross (Company-owned aircraft)	456	447
Satellite transponders	70,806	62,306
Construction in-progress	10,610	7,771
Total property and equipment	$314,835	$300,613
Accumulated depreciation	(134,280)	$(124,036)
Property and equipment, net	$180,555	$176,577

Depreciation expense, including software amortization expense, by classification consisted of the following (in thousands):

	Three Months Ended March 31,
	2019	2018
Cost of sales	$8,934	$8,067
Sales and marketing	1,002	788
Product development	835	686
General and administrative	3,382	3,127
Total depreciation expense	$14,153	$12,668

Note 5.    Goodwill

We have three separate reporting units for purposes of our goodwill impairment testing. The changes in the carrying amount of goodwill by reporting unit were as follows (in thousands):

	Aviation Connectivity	Maritime & Land Connectivity	Media & Content	Total
Balance as of December 31, 2018, net	54,022	22,130	83,410	159,562
Foreign currency translation adjustments	—	—	25	25
Balance at March 31, 2019, net	$54,022	$22,130	$83,435	$159,587

As of March 31, 2019, the cumulative impairment write-offs relating to our Aviation Connectivity and our Maritime & Land Connectivity reporting units were $44.0 million and $187.0 million, respectively.

The Company evaluates the recoverability of its long-lived assets with finite useful lives for impairment when events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. During the first quarter of 2019, due to a significant decline in our market capitalization, which we consider to be a triggering event, we conducted an initial test of impairment for our Goodwill based on qualitative factors. Among our considerations, we noted that actual results for our three reporting units aligned with the historical projections used in our most recent quantitative impairment analysis performed as of December 31, 2018. After assessing the totality of events or circumstances, we determined that it is not more likely than not that the fair value of any of our reporting units are less than their respective carrying amounts as of March 31, 2019.

Note 6.    Intangible Assets, net

As a result of historical business combinations, the Company acquired finite-lived intangible assets that are primarily amortized on a straight-line basis and the values of which approximate their expected cash flow patterns. The Company’s finite-lived intangible assets have assigned useful lives ranging from 2.0 to 10.0 years (weighted average of 7.5 years).

Intangible assets, net consisted of the following (dollars in thousands):

		March 31, 2019
	Weighted Average Useful Lives	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets:
Definite life:
Existing technology -- software	5.2 years	$36,799	$24,960	$11,839
Developed technology	8.0 years	7,317	5,030	2,287
Customer relationships	8.7 years	138,358	78,699	59,659
Backlog	3.0 years	18,300	16,268	2,032
Other	5.1 years	1,249	731	518
Total		$202,023	$125,688	$76,335

		December 31, 2018
	Weighted Average Useful Lives	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets:
Definite life:
Existing technology -- software	5.2 years	$36,799	$23,114	$13,685
Developed technology	8.0 years	7,317	4,802	2,515
Customer relationships	8.7 years	138,358	74,558	63,800
Backlog	3.0 years	18,300	14,742	3,558
Other	5.1 years	1,249	671	578
Total		$202,023	$117,887	$84,136

We expect to record amortization of intangible assets as follows (in thousands):

Year ending December 31,	Amount
2019 (remaining nine months)	$20,844
2020	22,263
2021	13,824
2022	7,907
2023	6,890
Thereafter	4,607
Total	$76,335

We recorded amortization expense of $7.8 million and $10.7 million for the three months ended March 31, 2019 and 2018, respectively.

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

Following is the summarized balance sheet information for these equity method investments on an aggregated basis as of March 31, 2019 and December 31, 2018 (in thousands):

	March 31, 2019	December 31, 2018
Current assets	$37,439	$40,224
Non-current assets	27,162	26,115
Current liabilities	14,824	15,880
Non-current liabilities	2,449	2,581

Following is the summarized results of operations information for these equity method investments on an aggregated basis for the three months ended March 31, 2019 and 2018 (in thousands):

	Three Months Ended March 31,
	2019	2018
Revenue	$32,100	$36,211
Net income	6,887	5,899

The carrying values of the Company’s equity interests in WMS and Santander as of March 31, 2019 and December 31, 2018 were as follows (in thousands):

	March 31, 2019	December 31, 2018
Carrying value in our equity method investments	$85,230	$83,135

As of March 31, 2019, there was an aggregate difference of $58.6 million between the carrying amounts of these investments and the amounts of underlying equity in net assets in these investments. The difference was determined by applying the acquisition method of accounting in connection with the EMC Acquisition and is being amortized ratably over the life of the related acquired intangible assets. The weighted-average life of the intangible assets at the time of the EMC Acquisition in total was 14.9 years.

Note 8.    Financing Arrangements

A summary of our borrowings as of March 31, 2019 and December 31, 2018 is set forth below (in thousands):

	March 31, 2019	December 31, 2018
Senior secured term loan facility, due January 2023(+)	$475,000	$478,125
Senior secured revolving credit facility, due January 2022(+)(1)	50,915	54,015
2.75% convertible senior notes due 2035(2)	82,500	82,500
Second Lien Notes, due June 2023(3)	167,957	158,450
Other debts(4)	17,380	1,707
Unamortized bond discounts, fair value adjustments and issue costs, net	(63,234)	(65,186)
Total carrying value of debt	730,518	709,611
Less: current portion, net	(38,190)	(22,673)
Total non-current	$692,328	$686,938
(+) This facility is a component of the 2017 Credit Agreement (as defined below).
(1) As of March 31, 2019, the available balance under our $85.0 million revolving credit facility is $29.9 million (net of outstanding letters of credit). The 2017 Credit Agreement provides for the issuance of letters of credit in the amount equal to the lesser of $15.0 million and the aggregate amount of the then-remaining revolving loan commitment. As of March 31, 2019, we had outstanding letters of credit of $4.2 million under the 2017 Credit Agreement. We expect to draw on the 2017 Revolving Loans from time to time to fund our working capital needs and for other general corporate purposes.
(2) The principal amount outstanding of the 2.75% convertible senior notes due 2035 (the “Convertible Notes”) as set forth in the foregoing table was $82.5 million as of March 31, 2019, and is not the carrying amount (i.e. outstanding principal amount is net of debt issuance costs and discount associated with the equity component). The carrying amount was $70.6 million and $70.4 million as of March 31, 2019 and December 31, 2018, respectively.
(3) The principal amount outstanding of the Second Lien Notes as set forth in the foregoing table was $168.0 million as of March 31, 2019, and is not the carrying amount (i.e. outstanding principal amount is net of debt issuance costs and discount associated with the equity component, and includes approximately $9.5 million of PIK interest converted to principal during the three months ended March 31, 2019). The value allocated to the attached penny warrants and market warrants for financial reporting purposes was $14.9 million and $9.3 million, respectively. These qualify for classification in stockholders’ equity and are included in the condensed consolidated balance sheets within “Additional paid-in capital”.
(4) As of March 31, 2019, Other debts primarily consisted of (i) $8.5 million financing for transponder purchases (payable in staggered dates until April 2020); and (ii) $7.4 million advance against future dividends from a related party (refer to Note 9. Related Party Transactions for further details).

The aggregate contractual maturities of all borrowings subsequent to March 31, 2019 are as follows (in thousands):

Years Ending December 31,	Amount
2019 (remaining nine months)	$31,939
2020	28,644
2021	25,043
2022	75,958
2023	549,251
Thereafter	82,917
Total	$793,752

Note 9.    Related Party Transactions

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

Due to Santander
In connection with the EMC Acquisition, the Company acquired a 49% equity interest in Santander. The Company accounts for its interest in Santander using the equity method and includes our share of Santander’s profits or losses in Income from equity method investments in the condensed consolidated statements of operations. During the three months ended March 31, 2019 and 2018, the Company purchased approximately $1.1 million and $1.4 million, respectively, from Santander for their Teleport services and related network operations support services. As of March 31, 2019 and December 31, 2018 the Company owed Santander approximately $1.8 million and $1.3 million, respectively, as remaining payments for these services, which is included in Accounts payable and accrued liabilities in the condensed consolidated balance sheets for their teleport services and related network operations support services.

Subscription Receivable with Former Employee
A former employee is party to a Secured Promissory Note dated July 15, 2011, pursuant to which the former employee agreed to pay the Company (as successor to Row 44, Inc., which is a Company subsidiary) a principal sum of approximately $0.4 million, plus interest thereon at a rate of 6% per annum. The former employee granted the Company a security interest in shares of Row 44 held by him (which Row 44 shares were subsequently converted into 223,893 shares of the Company’s common stock) to secure his obligations to repay the loan. As of March 31, 2019 and December 31, 2018, the balance of the note (with interest) was approximately $0.6 million, which is presented as a subscription receivable. We recognize interest income on the note when earned (using the simple interest method) but have not collected any interest payments since the origination of the note. Interest income recognized by the Company during the three months ended March 31, 2019 and March 31, 2018 was not material. The Company makes ongoing assessments regarding the collectability of this note and the subscription receivable balance, and is currently in litigation with the former employee to recover the loan and to address the former employee’s allegations that we breached related settlement agreements with him in 2014 and 2015.

Amended and Restated Registration Rights Agreement
When we consummated our business combination in January 2013 with Row 44 and AIA, we entered into an amended and restated registration rights agreement with Par Investment Partners, L.P. (“PAR”), entities affiliated with Putnam Investments, Global Eagle Acquisition LLC (the “Sponsor”) and our then and current Board members, Harry E. Sloan and Jeff Sagansky, who were affiliated with the Sponsor. Under that agreement, we agreed to register the resale of securities held by them (the “registrable securities”) and to sell those registrable securities pursuant to an effective registration statement in a variety of manners, including in underwritten offerings. We also agreed to pay the security holders’ expenses in connection with their exercise of their registration rights.

During 2017, Putnam Investments was a beneficial owner of more than 5% of our outstanding common stock. According to a Schedule 13G/A filed on February 7, 2018, Putnam Investments no longer holds more than 5% of our outstanding common stock, and as such has ceased to be a related party. PAR and Messrs. Sloan and Sagansky continue to be related parties.

In addition, the amended and restated registration rights agreement restricts our ability to grant registration rights to a third party on parity with or senior to those held by the “holders” (as defined under that agreement) without the consent of holders of at least a majority of the “registrable securities” under that agreement. In April 2018, we entered into a consent to the amended and restated registration rights agreement with PAR whereby PAR (as a holder of a majority of registrable securities thereunder) consented to the registration rights that we provided to Searchlight Capital Partners, L.P. (“Searchlight”) as part of its investment in us.

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

The following is a schedule of future minimum commitments under movie and IPTV arrangements as of March 31, 2019 (in thousands):

Years Ending December 31,	Amount
2019 (remaining nine months)	$36,745
2020	13,210
2021	4,807
2022	800
Total	$55,562

Satellite Bandwidth Capacity
The Company maintains agreements with satellite service providers to provide for satellite capacity. The Company expenses these satellite fees in the month the service is provided as a charge to licensing and services cost of sales.

The following is a schedule of future minimum satellite costs, across all connectivity end-markets, as of March 31, 2019 (in thousands):

Years Ending December 31,	Amount
2019 (remaining nine months)	$78,653
2020	73,754
2021	45,188
2022	32,849
2023	31,389
Thereafter	87,942
Total Future Payments	$349,775

Other Commitments
In the normal course of business, we enter into future purchase commitments with some of our connectivity vendors to secure future inventory for our customers and engineering and antenna project developments. As of March 31, 2019, we also had outstanding letters of credit in the amount of $4.7 million, of which $4.2 million were issued under the letter of credit facility under the senior secured credit agreement that the Company entered into on January 6, 2017 (the “2017 Credit Agreement”).

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

On May 3, 2018, BMG filed suit in the United States District Court for the Central District of California against us and IFP for copyright infringement and related claims and unspecified money damages. The Court set the trial date for September 2019. We believe that a loss relating to this matter is probable, and therefore, we have reserved for this loss contingency in the amount of $1.0 million as of March 31, 2019. We intend to vigorously defend ourselves against this claim.

•
SwiftAir Litigation. On August 14, 2014, SwiftAir, LLC filed suit against our wholly owned subsidiary Row 44 and against Southwest Airlines for breach of contract, quantum meruit, unjust enrichment and similar claims and money damages in the Superior Court of California for the County of Los Angeles. SwiftAir and Row 44 had a contractual relationship whereby Row 44 agreed to give SwiftAir access to Row 44’s Southwest Airlines portal so that SwiftAir could market its destination deal product to Southwest Airlines’ passengers. In 2013, after Southwest Airlines decided not to proceed with the destination deal product, Row 44 terminated its contract with SwiftAir. In its lawsuit, SwiftAir seeks approximately $9 million in monetary damages against Row 44 and Southwest Airlines.  In January 2018, the court granted Row 44’s motions in limine and thereby limited SwiftAir’s damages claims against Row 44 to nominal damages. Southwest Airlines however remains exposed to SwiftAir’s damages claims.  If Southwest Airlines is not successful in its defense against those claims, then Southwest Airlines may seek indemnification from Row 44 for its loss. The trial in this lawsuit is currently scheduled to commence in June 2019.  We intend to vigorously defend ourselves against SwiftAir’s claims as well as against any indemnification claim that Southwest Airlines may later assert against us. We do not believe that a material loss relating to this matter is probable, and due to the speculative nature of SwiftAir’s damages claims (and, therefore, Southwest Airlines’ potential indemnification claim), we are currently unable to estimate the amount of any potential loss; as such, we have not accrued any amount for this loss contingency.

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

Note 11.    Equity Transactions

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

2017 Equity Plan
On December 21, 2017, the Company’s stockholders approved a new 2017 Omnibus Long-Term Incentive Plan (the “2017 Omnibus Plan”). The Company had 2,097,846 shares remaining shares available for issuance under the 2013 Equity Plan (as of that date) and those shares rolled into the 2017 Omnibus Plan became available for grant thereunder. The 2017 Omnibus Plan separately made available 6,500,000 shares of the Company’s common stock for new issuance thereunder, in addition to those rolled over from the 2013 Equity Plan. The Administrator of the 2017 Omnibus Plan, which is the Compensation Committee of the Company’s Board of Directors, may grant share awards (through stock options, restricted stock, RSUs (including both time-vesting and performance-based RSUs) and other incentive awards) to employees, officers, non-employee directors, and consultants.

On June 25, 2018, the Company’s stockholders approved an amendment and restatement of the 2017 Equity Plan that increased by 2,000,000 the number of shares of the Company’s common stock authorized for issuance thereunder.

Stock Repurchase Program
In March 2016, our Board of Directors authorized a stock repurchase program under which we may repurchase up to $50.0 million of our common stock. Under the stock repurchase program, we may repurchase shares from time to time using a variety of methods, which may include open-market purchases and privately negotiated transactions. The extent to which we repurchase our shares, and the timing and manner of such repurchases, will depend upon a variety of factors, including market conditions, regulatory requirements and other corporate considerations, as determined by management. We measure all potential buybacks against other potential uses of capital that may arise from time to time. The repurchase program does not obligate us to repurchase any specific number of shares, and may be suspended or discontinued at any time. We expect to finance any purchases with existing cash on hand, cash from operations and potential additional borrowings. We did not repurchase any shares of our common stock during the three months ended March 31, 2019 and 2018. As of March 31, 2019, the remaining authorization under the stock repurchase plan was $44.8 million.

Stock-Based Compensation Expense
Stock-based compensation expense related to our directors and other personnel for the three months ended March 31, 2019 and 2018 was as follows (in thousands):

	Three Months Ended March 31,
	2019	2018
Cost of services	$27	$179
Sales and marketing	53	194
Product development	68	311
General and administrative	1,141	2,960
Total	$1,289	$3,644
The compensation expense for the three months ended March 31, 2019 is reduced by $1.1 million revaluation adjustment related to the Company’s cash-settled phantom stock options. These awards are accounted for as liability awards and are re-measured at fair value each reporting period. Compensation expense is recognized over the requisite service period.

Note 12.    Income Taxes

The Company recorded an income tax provision expense of $0.1 million and an income tax benefit of $4.7 million for the three months ended March 31, 2019 and 2018, respectively. In general, the effective tax rate for the three months ended March 31, 2019 differs from the federal income tax rate due to foreign withholding taxes, changes in valuation allowance, basis difference in convertible debt and effects of permanent differences. In general, the effective tax rate for the three months ended March 31, 2018 differs from the federal income tax rate due to the effects of foreign tax rate differences, foreign withholding taxes, changes in valuation allowance, and deferred tax expense on amortization of indefinite-lived intangible assets.

During the quarter ended March 31, 2019, the Company recorded a $2.7 million adjustment to reduce additional paid-in capital with a corresponding reduction to income tax expense. The adjustment pertains to a difference between the book basis and tax basis of the Second Lien Notes and equity warrants with Searchlight. The initial value assigned to the equity warrants was recorded as an increase to additional paid-in capital, and a corresponding tax implication for the basis difference should have be recorded as an offsetting decrease to additional paid-in capital. This basis difference originated in 2018 and the adjustment was recorded in 2019 to correct an immaterial prior period error.

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

As of March 31, 2019, and December 31, 2018, the liability for income taxes associated with uncertain tax positions was $7.8 million and $7.9 million, respectively. As of March 31, 2019, and December 31, 2018, the Company had accrued $6.2 million and $6.3 million, respectively, of interest and penalties related to uncertain tax positions. It is reasonably possible that the amount of the unrecognized benefit with respect to certain of the Company’s unrecognized tax positions may significantly decrease within the next 12 months. This change may be the result of settlement of ongoing foreign audits.

Note 13.    Segment Information

Our business comprises two operating segments:

•
Media & Content: selects, manages, provides lab services and distributes wholly owned and licensed media content, video and music programming, advertising, applications and interactive games to the airline, maritime and other “away from home” non-theatrical markets.

•
Connectivity: provides customers, including their passengers, crew, remote workers and soldiers, as applicable, with (i) Wi-Fi connectivity via L, C, Ka and Ku-band satellite transmissions that enable access to the Internet, live television, on-demand content, shopping and travel-related information and (ii) operational solutions that allow customers to improve the management of their internal operations.

Our Chief Executive Officer, the Company’s chief operating decision-maker (“CODM”), evaluates financial performance and allocates resources by reviewing revenue, costs of sales and contribution profit separately for our two segments. Total segment gross margin provides the CODM a measure to analyze operating performance of each of the Company’s operating segments and its enterprise value against historical data and competitors’ data. However, historical results may not be indicative of future results because operating performance is highly contingent on many factors, including customer tastes and preferences. All other financial information is reviewed by the CODM on a consolidated basis.

The following table summarizes revenue and gross margin by our reportable segments for the three months ended March 31, 2019 and 2018 (in thousands):

	Three Months Ended March 31,
	2019	2018
Revenue:
Media & Content -- Licensing and Services	$80,010	$74,915
Connectivity -- Services	70,468	71,611
Connectivity -- Equipment	16,141	9,971
Total revenue	$166,619	$156,497
Cost of sales:
Media & Content -- Licensing and Services	$57,669	$54,471
Connectivity -- Services	65,600	57,943
Connectivity -- Equipment	10,925	6,082
Total	76,525	64,025
Total cost of sales	$134,194	$118,496
Gross Margin:
Media & Content	$22,341	$20,444
Connectivity	10,084	17,557
Total Gross Margin	32,425	38,001
Other operating expenses	51,515	67,560
Loss from operations	$(19,090)	$(29,559)

The Company’s total assets by segment were as follows (in thousands):

	March 31, 2019	December 31, 2018
Media & Content	$335,828	$346,280
Connectivity	370,665	355,144
Total segment assets	706,493	701,424
Corporate assets	28,363	15,663
Total assets	$734,856	$717,087

Note 14.    Fair Value Measurements

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

The following tables summarize our financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2019, and December 31, 2018, respectively (dollar values in thousands, other than per-share values):

	March 31, 2019	Quotes Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Liabilities:
Earn-out liability (1)	$114	$—	$—	$114
Contingently issuable shares (2)	432	—	—	432
Phantom stock options (3)	348	—	—	348
Total	$894	$—	$—	$894

	December 31, 2018	Quotes Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Liabilities:
Earn-out liability (1)	$114	$—	$—	$114
Contingently issuable shares (2)	1,371	—	—	1,371
Phantom stock options (3)	1,564	—	—	1,564
Total	$3,049	$—	$—	$3,049

(1)	Represents aggregate earn-out liabilities assumed in business combinations for the year ended December 31, 2015.

(2)
In connection with the Sound-Recording Settlements (as described in Note 10. Commitments and Contingencies to our 2018 Form 10-K), the Company is obligated to issue to UMG (as defined in that Note) 500,000 shares of its common stock when and if the closing price of the Company's common stock exceeds $10.00 per share and an additional 400,000 shares of common stock when and if the closing price of the Company’s common stock exceeds $12.00 per share. Such contingently issuable shares are classified as liabilities and are re-measured to fair value each reporting period.

(3)
Our cash-settled phantom stock options are accounted for as liability awards and are re-measured at fair value each reporting period with changes flowing through statement of operations. As of March 31, 2019, the aggregate estimated fair value of our cash-settled phantom stock options was $1.1 million for which the amortized portion recognized as a liability in our condensed consolidated balance sheet was $348,000.

The following table shows the carrying amounts and the fair values of our long-term debt in the condensed consolidated financial statements at March 31, 2019 and December 31, 2018, respectively (in thousands):

	March 31, 2019		December 31, 2018
	Carrying Amount(7)	Fair Value	Carrying Amount (7)	Fair Value
Senior secured term loan facility, due January 2023 (+)(1)	$475,000	$467,875	$478,125	$473,344
Senior secured revolving credit facility, due January 2022 (+)(2)	50,915	50,915	54,015	54,015
2.75% convertible senior notes due 2035 (1)(3)	82,500	33,413	82,500	49,064
Second Lien Notes, due June 2023(4)(5)	167,957	90,307	158,450	112,230
Other debt (6)	17,380	17,380	1,707	1,707
	$793,752	$659,890	$774,797	$690,360

(+)	This facility is a component of the 2017 Credit Agreement.

(1)	The estimated fair value is classified as Level 2 financial instrument and was determined based on quoted prices of the instrument in a similar over-the-counter market.

(2)
The estimated fair value is considered to approximate carrying value and is classified as Level 3 financial instruments. We expect to draw on the 2017 Revolving Loans from time to time to fund our working capital needs and for other general corporate purposes.

(3)
The fair value of the 2.75% Convertible Notes is exclusive of the conversion feature therein, which was originally allocated for reporting purposes at $13.0 million, and is included in the condensed consolidated balance sheets within “Additional paid-in capital”. The principal amount outstanding of the Convertible Notes was $82.5 million as of March 31, 2019, and the carrying amounts in the foregoing table reflect this outstanding principal amount net of debt issuance costs and discount associated with the equity component.

(4)
The principal amount outstanding of the Second Lien Notes, due June 2023 as set forth in the foregoing table was $168.0 million as of March 31, 2019, and is not the carrying amount of the indebtedness (i.e. outstanding principal amount net of debt issuance costs and discount associated with the equity component and includes approximately $9.5 million of payment-in-kind (“PIK”) interest converted to principal during the three months ended March 31, 2019). The value allocated to the attached penny warrants and market warrants for financial reporting purposes was $14.9 million and $9.3 million, respectively. These qualify for classification in stockholders’ equity and are included in the condensed consolidated balance sheets within “Additional paid-in capital” (see Note 8. Financing Arrangements).

(5)	The fair value of the Second Lien Notes was determined based on a Black-Derman-Toy interest rate Lattice model. The key inputs of the valuation model contain certain Level 3 inputs.

(6)
The estimated fair value is considered to approximate carrying value given the short-term maturity and is classified as Level 3 financial instruments. For March 31, 2019, Other debts primarily consisted of (i) $8.5 million financing for transponder purchases; and (ii) $7.4 million advance against future dividends from relate party (refer to Note 9. Related Party Transactions for further details).

(7)	The carrying amounts presented above at March 31, 2019 and December 31, 2018 exclude $63.2 million and $65.2 million of unamortized bond discounts and issuance costs, respectively.

Note 15.    Concentrations

Financial instruments that potentially subject us to a concentration of credit risk consist of cash and cash equivalents and accounts receivable.

As of March 31, 2019, and 2018, we maintain our cash and cash equivalents primarily with major U.S. financial institutions and foreign banks. Deposits with these institutions at times exceed the federally insured limits, which potentially subjects us to concentration of credit risk. We have not historically experienced any losses related to these balances and believe that there is minimal risk of any such losses.

As of March 31, 2019, approximately $11.8 million of our total cash and cash equivalents of $20.8 million was held by our foreign subsidiaries. If we repatriate these funds for use in our U.S. operations, we may be required to pay income taxes in the U.S. on the repatriated amount at the tax rates then in effect, reducing the net cash proceeds to us after repatriation. In the event we elect to repatriate any of these funds, we believe we have sufficient net operating losses for the foreseeable future to offset any repatriated income. As a result, we do not expect that any such repatriation would create a tax liability in the U.S. or have a material impact on our effective tax rate.

Customer Concentration
A substantial portion of our revenue is generated through arrangements with Southwest Airlines, Inc. (“Southwest Airlines”). As of March 31, 2019 and 2018, the percentage of revenue generated through this customer was as follows:

	Three Months Ended March 31,
	2019	2018
Southwest Airlines as a percentage of total revenue	21%	18%
Southwest Airlines as a percentage of Connectivity revenue	39%	33%

No other customer accounted for greater than 10% of total revenue for the periods presented. Accounts receivable from Southwest Airlines represented 16% of the total accounts receivable as of each of March 31, 2019 and December 31, 2018, respectively.

Note 16.    Net Results Per Share

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

The following table sets forth the computation of basic and diluted net loss per share of common stock (in thousands, except per share amounts):

	Three Months Ended March 31,
	2019	2018
Net loss (numerator):
Net loss – basic and diluted	$(37,609)	$(38,284)
Shares (denominator):
Weighted-average shares – basic and diluted	91,831	90,792
Loss per share -- basic and diluted	$(0.41)	$(0.42)

The following weighted average common equivalent shares are excluded from the calculation of the Company’s net loss per share as their inclusion would have been anti-dilutive (in thousands):

	Three Months Ended March 31,
	2019	2018
Employee stock options	5,123	6,240
Restricted stock units (including performance stock units)	2,182	2,194
Public SPAC Warrants (1)	—	2,143
2.75% convertible senior notes due 2035	4,447	4,447
Contingently issuable shares (2)	900	900
Searchlight Penny Warrants (3)	18,066	803
Searchlight Market Warrants (3)	13,000	578

(1)	6,173,228 of our publicly traded warrants (the “Public SPAC Warrants”) expired on January 31, 2018 and are no longer exercisable.

(2)
In connection with the Sound Recording Settlement, we are obligated to issue 500,000 shares of our common stock to UMG when and if the closing price of our common stock exceeds $10.00 per share, and 400,000 shares of our common stock to UMG when and if the closing price of our common stock exceeds $12.00 per share.

(3)
On March 27, 2018 we sold to Searchlight (and associated entities) $150.0 million in aggregate principal amount of our Second Lien Notes as well as warrants to acquire an aggregate of 18,065,775 shares of the Company’s common stock at an exercise price of $0.01 per share (the “Penny Warrants”) and warrants to acquire an aggregate of 13,000,000 shares of Common Stock at an exercise price of $1.57 per share (the “Market Warrants”). See Note 9. Financing Arrangements to our 2018 Form 10-K.

Note 17.    Subsequent Event

Potential Sales of Certain Businesses or Assets
In connection with our strategic initiatives, we are considering the divestiture of various businesses and assets, including the potential sale of elements of our Maritime, Enterprise and Government business unit. Based on inbound interest, we retained a financial advisor in April 2019 to evaluate offers for non-aviation components of our Connectivity business. We expect to conclude our evaluation during the second quarter. We are also considering the sale of certain joint venture interests, consistent with our strategy to reduce leverage and focus our resources.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As used herein, “Global Eagle Entertainment,” “Global Eagle,” the “Company,” “our,” “we,” or “us” and similar terms include Global Eagle Entertainment Inc. and its subsidiaries, unless the context indicates otherwise.

Cautionary Note Regarding Forward-Looking Statements

Certain statements in this Quarterly Report on Form 10-Q (this “Form 10-Q”) may constitute “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, without limitation, statements regarding our business outlook, industry, business strategy, plans (including potential sale of certain businesses and assets), goals and expectations concerning our market position (including the impact of Boeing 737 MAX aircraft grounding on our financial performance), international expansion, future technologies, future operations, margins, profitability, future efficiencies, capital expenditures, liquidity and capital resources and other financial and operating information. When used in this discussion, the words “anticipate,” “assume,” “believe,” “budget,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “future” and the negative of these or similar terms and phrases are intended to identify forward-looking statements in this Form 10-Q.

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

•	our ability to maintain effective disclosure controls and internal control over financial reporting;

•	our ability to execute on our operating-expense and cost-structure realignment plan and realize the benefits of those initiatives;

•	our ability to sell certain businesses and/or assets on favorable terms or at all, and our ability to realize the anticipated benefits from any such sales;

•	the continuation of the Boeing 737 MAX aircraft grounding for a period of time beyond our expectations;

•	our ability to properly implement the new leasing standard (ASC 842);

•	our dependence on the travel industry;

•	future acts or threats of terrorism;

•	our ability to obtain new customers and renew agreements with existing customers;

•	our customers’ solvency, inability to pay and/or delays in paying us for our services;

•	our ability to retain and effectively integrate and train key members of senior management;

•	our ability to recruit, train and retain highly skilled technical employees;

•	negative external perceptions that damage our reputation among potential customers, investors, employees, advisors and vendors;

•	our ability to receive the anticipated cash distributions or other benefits from our investment in the Wireless Maritime Services joint venture;

•	customer attrition due to direct arrangements between satellite providers and customers;

•	the effect of a variety of complex U.S. and foreign tax laws and regimes due to the global nature of our business;

•	our ability to continue to be able to make claims for e-business and multimedia tax credits in Canada;

•	our exposure to foreign currency risks;

•	the effect of the United Kingdom’s referendum to withdraw from the European Union on our business;

•	our dependence on our existing relationship and agreement with Southwest Airlines;

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

•	pricing pressure from suppliers and customers in our Media & Content segment and a reduction in the aviation industry’s use of intermediary content service providers (such as us);

•	a reduction in the volume or quality of content produced by studios, distributors or other content providers or their refusal to license content or other rights upon terms acceptable to us;

•	a reduction or elimination of the time between our receipt of content and it being made available to the rental or home viewing market (i.e., the “early release window”);

•	increased competition in the in-flight entertainment (“IFE”) and in-flight connectivity (“IFC”) system supply chain;

•	our ability to plan expenses and forecast revenue due to the long sales cycle of many of our Media & Content segment’s products;

•	the refusal of content providers to license content to us and operational complexity and increased costs related to maintaining and tracking our music content licenses and rights related thereto;

•	our use of fixed-price contracts for satellite bandwidth and potential cost differentials that may lead to losses if the market price for our services declines relative to our committed cost;

•	our use of fixed-price contracts in our Media & Content segment that may lead to losses in the future if the market price for our services declines relative to our committed cost;

•	our ability to develop new products or enhance those we currently provide in our Media & Content segment;

•	our ability to successfully implement a new enterprise resource planning system;

•	the effect on our business and customers due to disruption of the technology systems utilized in our business operations;

•	our ability to protect our intellectual property;

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

•
compliance with U.S. and foreign regulatory agencies, including the Federal Aviation Administration (“FAA”), the U.S. Department of Treasury’s Office of Foreign Asset Control (“OFAC”), the Federal Communications Commission (“FCC”), and the Federal Trade Commission (“FTC”) and their foreign equivalents in the jurisdictions in which we and our customers operate;

•	regulation by foreign government agencies that increases our costs of providing services or requires us to change services

•	changes in government regulation of the Internet, including e-commerce or online video distribution;

•	our ability to comply with trade, export, anti-money laundering and anti-bribery practices and data protection laws, especially the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act and GDPR;

•
changes in foreign and domestic civil aviation authorities’ orders, airworthiness directives, or other regulations that restrict our customers’ ability to operate aircraft on which we provide services;

•	our (along with our directors’ and officers’) exposure to civil stockholder litigation relating to our investor disclosures and the related costs of defending and insuring against such litigation;

•
uninsured or underinsured costs associated with stockholder litigation and any uninsured or underinsured indemnification obligations with respect to current and former executive officers and directors;

•
limitations on our cash flow available to make investments due to our substantial indebtedness and our ability to generate sufficient cash flow to make payments thereon, comply with our reporting and financial covenants, or fund our operations;

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

•	conflicts between our interests and the interests of our largest stockholders;

•	volatility of the market price of our securities;

•	anti-takeover provisions contained in our charter and bylaws;

•	the dilution of our common stock if we issue additional equity or convertible debt securities; and,

•	other risks and factors listed under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018 as filed with the SEC on March 18, 2019 (the “2018 Form 10-K”).

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

For the three months ended March 31, 2019 and 2018, we reported revenue of $166.6 million and $156.5 million, respectively. For the three months ended March 31, 2019 and 2018, one airline customer, Southwest Airlines, Inc. (“Southwest Airlines”) accounted for 21% and 18%, respectively, of our total revenue.

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

Media & Content Segment

The growth of our Media & Content segment is dependent upon a number of factors, including the growth of IFE systems (including both seatback installed and Wi-Fi IFE systems), our customers’ demand for content and games across global mobility markets, the general availability of content to license from our studio partners, pricing from our competitors and our ability to manage the underlying economics of content licensing by studio. Also, as mobility connectivity services become less costly and capable of faster speeds, the availability of “over the top” services like Netflix represents a potential source of future competition for our Media & Content segment. We believe that customer demand for content and games will continue to grow in the foreseeable future and we intend to capitalize on this opportunity, but our ability to do so in part depends on our ability to harness passenger data and analytics in order to improve and customize our offerings.

Connectivity Segment

In our Connectivity segment, the use of our connectivity equipment on our customers’ aircraft is subject to regulatory approvals, such as a Supplemental Type Certificate, or “STC,” that are imposed by agencies such as the Federal Aviation Administration (“FAA”), the European Aviation Safety Agency (“EASA”) and the Civil Aviation Administration of China (“CAAC”). The costs to obtain and/or validate an STC can be significant and vary by plane type and customer location. We have STCs to operate our equipment on several plane types, including The Boeing Company’s (“Boeing”) 737, 757, 767 and 777 aircraft families, and for the Airbus SE (“Airbus”) A320 aircraft family. While we believe we will be successful in obtaining STC approvals in the future as needed, there is a risk that the applicable regulatory agencies do not approve or validate an STC on a timely basis, if at all, which could negatively impact our growth, relationships and ability to sell our connectivity services. To partially address the risk and costs of obtaining STCs in the future, we signed an agreement with Boeing to offer our connectivity equipment on a “line-fit basis” for Boeing’s 737 and 787 models, and our connectivity equipment became available on a line-fit basis in August 2017 as an option on Boeing 737 airplanes. We are also pursuing line-fit initiatives with other aircraft manufacturers, such as Airbus, in the near term. As a result, we expect to continue to incur significant product development expenses in the foreseeable future as we invest in these long-term line-fit opportunities, which we believe will improve our long-term ability to onboard our connectivity equipment on new plane types in a more scalable and cost-effective manner.

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

The growth of our Connectivity segment is dependent upon a number of factors, including the rates at which we increase the number of installed connectivity systems for new and existing customers, customer demand for connectivity services and the prices at (and pricing models under) which we can offer them, government regulations and approvals, customer adoption, take rates (or overall usage of our connectivity services by end-users), the general availability and pricing of satellite bandwidth globally, pricing pressures from our competitors, general travel industry trends, new and competing connectivity technologies, our ability to manage the underlying economics of connectivity services on a global basis and the security of those systems. The regulatory grounding during 2019 of Boeing’s 737 MAX aircraft type, necessitated by flight incidents beyond our control and unrelated to passenger connectivity systems, imposes certain risks to us. Prior to the grounding, MAX aircraft represented approximately 1% of our total Connectivity service revenue. We estimate we will install at least 40 additional MAX aircraft this year, with the majority during the second half of the year. We expect the regulatory grounding of the aircraft type to impact the date such aircraft are activated on our connectivity network.

The success of our business depends, in part, on the secure and uninterrupted performance of our information technology systems.  An increasing number of companies have disclosed cybersecurity breaches, some of which have involved sophisticated and highly targeted attacks on their computer networks. Despite our efforts to prevent, detect and mitigate these threats, including continuously working to install new, and upgrade our existing, information technology systems and increasing employee awareness around phishing, malware, and other cyber risks, there is no guarantee that such measures will be successful in protecting us from a cyber-attack. We will respond to any reported cybersecurity threats as they are identified to us and work with our suppliers, customers and experts to quickly mitigate any threats, but we believe that cybersecurity risks are inherent in our industries and sectors and will continue to represent a significant reputational and business risk to our Connectivity segment’s growth and prospects, and those of our overall industries and sectors.

Our cost of sales, the largest component of our operating expenses, varies from period to period, particularly as a percentage of revenue, based upon the mix of the underlying equipment and service revenue that we generate. Cost of sales also varies period-to-period as we acquire new customers to grow of our Connectivity segment. During 2019, we have continued to increase our investment in satellite capacity over North America and the Middle East to facilitate the growth of our existing and new connectivity customer base, which has included purchases of satellite transponders. Depending on the timing of our satellite expenditures, our cost of sales as a percentage of our revenue may fluctuate from period to period.

A substantial amount of our Connectivity segment’s revenue is derived from Southwest Airlines, a U.S. based airline. Our contract with Southwest Airlines provides for a term of services through 2025, and includes a commitment from Southwest for live television services. We have continued to install our connectivity systems on additional Southwest Airlines aircraft. Under the contract, we committed to deploy increased service capacity (and our patented technology) to deliver a significantly enhanced passenger experience. We utilized a “monthly recurring charge” revenue model with Southwest Airlines that provides us with long-term revenue visibility. The contract also provides for additional rate cards for ancillary services and the adoption of a fleet management plan.

We plan to further expand our connectivity operations internationally to address opportunities in non-U.S. markets. As we expand our business further internationally in places such as the Middle East, Europe, Asia Pacific and Latin America, we will continue to incur significant incremental upfront expenses associated with these growth opportunities.

Material Weaknesses

We expect to continue to expend significant time and resources remediating material weaknesses in our internal control over financial reporting. These weaknesses relate to our entity level control environment, financial statement closing and reporting process, intercompany process, business combinations, inventory, content library, internally developed software, long lived assets, goodwill impairment, accounts payable and accrued liabilities, revenue processes, license fee accruals, income taxes, payroll, treasury, and information technology processes.

We are strongly committed to addressing these material weaknesses, which we believe will strengthen our business and continue to work on, enhance and implement our remediation plan. However, we are uncertain as to our timing to complete the remediation, the extent to which such efforts will deplete our cash reserves and our ability to succeed in the remediation. If we are unable to establish and maintain effective internal control over financial reporting, we may not be able to detect and prevent a material misstatement in our financial statements, and we may be unable to timely file our periodic SEC reports or identify and forecast certain business trends and certain aspects of our financial performance, which could negatively impact our ability to focus on and achieve our business objectives. See Item 9A: Controls and Procedures of our 2018 Form 10-K for a discussion of our material weaknesses and remediation efforts.

Key Components of Consolidated Statements of Operations
There have been no material changes to the key components of our Condensed Consolidated Statements of Operations as described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2018 Form 10-K.

Critical Accounting Estimates

The preparation of our condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the notes to the financial statements. Some of those judgments can be subjective and complex, and therefore, actual results could differ materially from those estimates under different assumptions or conditions. A summary of our critical accounting policies is presented in Part II, Item 7, of our 2018 Form 10-K.

Recent Accounting Pronouncements

On January 1, 2019, we adopted ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”) and all related amendments. See Note 2. Basis of Presentation and Summary of Significant Accounting Policies to our unaudited condensed consolidated financial statements (Part I, Item 1 of this Form 10-Q) for a discussion. There were no other material changes to our critical accounting policies during the three months ended March 31, 2019.

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

Unaudited Condensed Consolidated Statement of Operations Data (in thousands)

	Three Months Ended March 31,
	2019	2018
Revenue	$166,619	$156,497
Operating expenses:
Cost of sales	134,194	118,496
Sales and marketing	8,249	9,654
Product development	6,979	8,358
General and administrative	27,980	38,285
Provision for legal settlements	508	516
Amortization of intangible assets	7,799	10,747
Total operating expenses (including cost of sales)	185,709	186,056
Loss from operations	(19,090)	(29,559)
Other expense	(18,389)	(13,434)
Loss before income taxes	(37,479)	(42,993)
Income tax expense (benefit)	130	(4,709)
Net loss	$(37,609)	$(38,284)

The following table provides, for the periods presented, the depreciation expense included in the above line items (in thousands):

	Three Months Ended March 31,
	2019	2018
Cost of sales	$8,934	$8,067
Sales and marketing	1,002	788
Product development	835	686
General and administrative	3,382	3,127
Total	$14,153	$12,668

The following table provides, for the periods presented, the stock-based compensation expense included in the above line items (in thousands):

	Three Months Ended March 31,
	2019	2018
Cost of sales	$27	$179
Sales and marketing	53	194
Product development	68	311
General and administrative	1,141	2,960
Total	$1,289	$3,644

The following table provides, for the periods presented, our results of operations, as a percentage of revenue, for the periods presented:

	Three Months Ended March 31,
	2019	2018
Revenue	100%	100%
Operating expenses:
Cost of sales	81%	76%
Sales and marketing	5%	6%
Product development	4%	5%
General and administrative	17%	24%
Amortization of intangible assets	5%	7%
Total operating expenses	111%	119%
Loss from operations	(11)%	(19)%
Other expense	(11)%	(9)%
Loss before income taxes	(22)%	(27)%
Income tax expense (benefit)	—%	(3)%
Net loss	(23)%	(24)%

Three Months Ended March 31, 2019 and 2018

Operating Segments

Segment revenue, expenses and gross margin for the three months ended March 31, 2019 and 2018 derived from our Media & Content and Connectivity operating segments were as follows (in thousands):

	Three Months Ended March 31,
	2019	2018
Revenue:
Media & Content
Licensing and services	$80,010	$74,915
Connectivity
Services	70,468	71,611
Equipment	16,141	9,971
Total	86,609	81,582
Total revenue	$166,619	$156,497
Cost of Sales:
Media & Content
Licensing and services	$57,669	$54,471
Connectivity
Services	65,600	57,943
Equipment	10,925	6,082
Total	76,525	64,025
Total cost of sales	$134,194	$118,496
Gross margin:
Media & Content	$22,341	$20,444
Connectivity	10,084	17,557
Total gross margin	32,425	38,001
Other operating expenses	51,515	67,560
Loss from operations	$(19,090)	$(29,559)

Revenue

Media & Content
Media & Content operating segment revenue for the three months ended March 31, 2019 and 2018 was as follows (in thousands, except for percentages):

	Three Months Ended March 31,
	2019	2018	Change
Licensing and services	$80,010	$74,915	7%

Media & Content Licensing and Services Revenue
Media & Content licensing and services revenue increased $5.1 million, or 7%, to $80.0 million for the three months ended March 31, 2019, compared to $74.9 million for the three months ended March 31, 2018. The increase was driven by a ramp-up in content programming for previously announced new customer contracts as well as expanded content programming with several of our existing airline partners.

Connectivity

Connectivity operating segment revenue for the three months ended March 31, 2019 and 2018 was as follows (in thousands, except for percentages):

	Three Months Ended March 31,
	2019	2018	Change
Services	$70,468	$71,611	(2)%
Equipment	16,141	9,971	62%
Total	$86,609	$81,582	6%

Connectivity Services Revenue
Services revenue from our Connectivity operating segment decreased slightly by $1.1 million, or 2%, to $70.5 million for the three months ended March 31, 2019, compared to $71.6 million for the three months ended March 31, 2018, due to changes in product mix.

Connectivity Equipment Revenue
Equipment revenue from our Connectivity operating segment increased by $6.2 million, or 62%, to $16.1 million for the three months ended March 31, 2019, compared to $10.0 million for the three months ended March 31, 2018. The increase in equipment revenue was primarily the result of an increase in aviation equipment shipments for Air France and additional aircraft for Southwest Airlines.

Cost of Sales

Media & Content
Media & Content operating segment cost of sales for the three months ended March 31, 2019 and 2018 was as follows (in thousands, except for percentages):

	Three Months Ended March 31,
	2019	2018	Change
Licensing and services	$57,669	$54,471	6%

Media & Content cost of sales increased $3.2 million, or 6%, to $57.7 million for the three months ended March 31, 2019, compared to $54.5 million for the three months ended March 31, 2018. The cost of sales as a proportion of Media & Content remained at 72% for the three months ended March 31, 2019 and March 31, 2018.

Connectivity
Cost of sales for our Connectivity operating segment for the three months ended March 31, 2019 and 2018 was as follows (in thousands, except for percentages):

	Three Months Ended March 31,
	2019	2018	Change
Services	$65,600	$57,943	13%
Equipment	10,925	6,082	80%
Total	$76,525	$64,025	20%

Connectivity services cost of sales increased $7.7 million, or 13%, to $65.6 million for the three months ended March 31, 2019, compared to $57.9 million for the three months ended March 31, 2018. As a percentage of Connectivity services revenue, Connectivity service cost of sales increased to 93% during the three months ended March 31, 2019, compared to 81% for the three months ended March 31, 2018. This increase was a result of our increased investment in satellite network capacity to support increased bandwidth requirements of existing customers and to fulfill new customer installations during the quarter.

Connectivity equipment cost of sales increased $4.8 million, or 80%, to $10.9 million for the three months ended March 31, 2019 compared to $6.1 million for the three months ended March 31, 2018. As a percentage of Connectivity equipment revenue, Connectivity equipment cost of sales increased as a proportion of Connectivity Equipment revenue to 68% during the three months ended March 31, 2019, compared to 61% for the three months ended March 31, 2018. The increase in cost as a percentage of revenue was primarily driven by product mix.

Other Operating Expenses

Other operating expenses for the three months ended March 31, 2019 and 2018 were as follows (in thousands, except for percentages):

	Three Months Ended March 31,
	2019	2018	Change
Sales and marketing	$8,249	$9,654	(15)%
Product development	6,979	8,358	(16)%
General and administrative	27,980	38,285	(27)%
Provision for legal settlements	508	516	(2)%
Amortization of intangible assets	7,799	10,747	(27)%
Total	$51,515	$67,560	(24)%

Sales and Marketing
Sales and marketing expenses decreased by $1.4 million, or 15%, to $8.2 million for the three months ended March 31, 2019, compared to $9.7 million for the three months ended March 31, 2018. The decrease was primarily driven by operating expense savings initiatives.

Product Development
Product development expenses decreased $1.4 million, or 16%, to $7.0 million for the three months ended March 31, 2019, compared to $8.4 million for the three months ended March 31, 2018. This decrease was primarily a result of the completion of certain product development projects and a corresponding reduction in third-party consulting and outside service fees.

General and Administrative
General and administrative costs decreased $10.3 million, or 27%, to $28.0 million during the three months ended March 31, 2019, compared to $38.3 million for the three months ended March 31, 2018. The decrease was primarily driven by a decrease in professional and outside services costs, including reductions in advisory services, audit fees, legal fees and outside contractors, offset by severance costs incurred as a result of restructuring.

Provision for Legal Settlements
The provision for legal settlements in the three months ended March 31, 2019 and March 31, 2018 remained flat at $0.5 million. See Note 10. Commitments and Contingencies to our unaudited condensed consolidated financial statements (Part I, Item 1 of this Form 10-Q) for a summary of our ongoing litigation and other legal claims.

Amortization of Intangible Assets
Amortization expense decreased $2.9 million, or 27%, to $7.8 million during the three months ended March 31, 2019, compared to $10.7 million for the three months ended March 31, 2018. The decrease was due to a portion of our acquired intangible assets from prior acquisitions becoming fully amortized during the period.

Other (Expense) Income, net
Other expense for the three months ended March 31, 2019 and 2018 was as follows (in thousands, except for percentages):

	Three Months Ended March 31,
	2019	2018	Change
Interest expense, net	$(21,277)	$(15,597)	36%
Income from equity method investments	2,129	1,161	83%
Change in fair value of derivatives	938	564	66%
Other (expense) income, net	(179)	438	(141)%
Total	$(18,389)	$(13,434)	37%

Other expense (income), net, increased $5.0 million, or 37%, to $18.4 million for the three months ended March 31, 2019, compared to other expense of $13.4 million for the three months ended March 31, 2018. The increase was driven primarily by an increase in net interest expense of $5.7 million, or 36%, during the three months ended March 31, 2019, mainly as a result of the new indebtedness under the Second Lien Notes. This was partially offset by an increase of $1.0 million in income from our equity method investments. Additionally, Other (expense) income, net, resulted in an increase in expense of $0.6 million, primarily due to fluctuations in foreign currency.

Income Tax Expense
We recorded an income tax expense of $0.1 million and income tax benefit of $4.7 million for the three months ended March 31, 2019 and 2018, respectively. The tax provision for the three months ended March 31, 2019, was primarily attributable to foreign withholding taxes, foreign income taxes resulting from the foreign subsidiaries’ contribution to pretax income, basis difference in convertible debt and effects of permanent differences. The tax provision during the three months ended March 31, 2018, was primarily attributable to foreign income taxes resulting from our foreign subsidiaries’ contribution to pretax income, withholding taxes, changes in valuation allowance, and deferred tax expense on amortization of indefinite-lived intangible assets.

During the three months ended March 31, 2019, the Company recorded a $2.7 million adjustment to reduce additional paid-in capital with a corresponding reduction to income tax expense. The adjustment pertains to a difference between the book basis and tax basis of the Second Lien Notes and equity warrants with Searchlight. The initial value assigned to the equity warrants was recorded as an increase to additional paid-in capital, and a corresponding tax implication for the basis difference should have be recorded as an offsetting decrease to additional paid-in capital. This basis difference originated in 2018 and the adjustment was recorded in 2019 to correct an immaterial prior period error.

Financial Condition, Liquidity and Capital Resources

Selected financial data for the periods presented below were as follows (in thousands):

	March 31, 2019	December 31, 2018
Cash and cash equivalents	$20,813	$39,154
Total assets	734,856	717,087
Current portion of long-term debt	38,190	22,673
Long-term debt	692,328	686,938
Total stockholders’ deficit	$(264,127)	$(226,335)

Current Financial Condition

The following reflects the financial condition of our business and operations as of March 31, 2019 as well as material developments relating thereto through the date of filing of this Form 10-Q.

As of March 31, 2019, our principal sources of liquidity were our cash and cash equivalents of approximately $20.8 million and our 2017 Revolving Loans availability of approximately $29.9 million, for a total liquidity of approximately $50.7 million. In addition, we had approximately $1.0 million of restricted cash (which amount is excluded from the $20.8 million of cash and cash equivalents noted in the table above), which was attached to the letters of credit between our subsidiaries and certain customers. Our cash is invested primarily in cash and money market funds in banking institutions in the U.S., Canada and Europe and to a lesser extent in Asia Pacific. Our total debt balance increased from $709.6 million at December 31, 2018 to $730.5 million at March 31, 2019. This was primarily driven by the financing of our operating losses and purchase of satellite transponders.

As of March 31, 2019, we had $450.8 million aggregate principal amount, net of discounts, in senior secured term loans (the “2017 Term Loans”) outstanding under our senior secured credit agreement (the “2017 Credit Agreement”); $50.9 million drawn under the 2017 Revolving Loans (excluding approximately $4.2 million in letters of credit outstanding thereunder) with remaining availability thereunder of approximately $29.9 million as of March 31, 2019; $168.0 million aggregate principal amount of outstanding Second Lien Notes, which amount includes $9.5 million of payment-in-kind (“PIK”) interest converted to principal during the three months ended March 31, 2019; $82.5 million aggregate principal amount of 2.75% convertible senior notes due 2035; and other debt outstanding of $17.4 million. We expect to draw on the 2017 Revolving Loans from time to time to fund our working capital needs and for other general corporate purposes. Please see Note 8. Financing Arrangements to our unaudited condensed consolidated financial statements (Part I, Item 1 of this Form 10-Q) for a tabular presentation of our indebtedness.

Our cash flows from operating activities are significantly affected by our investments in operations, including working capital and corporate infrastructure to support our ability to generate revenue and conduct operations through cost of services, product development, sales and marketing, and general and administrative activities. Cash used in operations was $10.2 million and $4.0 million for the three months ended March 31, 2019 and 2018, respectively. Working capital deficiency increased to $56.8 million primarily due to a net loss of $37.6 million for the quarter.

Cash used in investing activities has historically been, and is expected to continue to be, impacted significantly by our investments in our platform, our infrastructure and equipment for our business offerings and resources to remediate material weaknesses.

Cash provided by financing activities during the three months ended March 31, 2019 is comprised of additional borrowings on our revolver credit facility as well as borrowings in lieu of future potential dividend distribution from Wireless Maritime Services, LLC (an equity investment). During the three months ended March 31, 2019, cash provided by financing activities was used to fund our operating losses as our operating and investing cash flows were negatively impacted by incremental working capital needs and increased capital expenditures as we continued to restructure our operations and ramp up our business for both new customer wins and volume and capacity growth with our existing customers.

As of March 31, 2019, our consolidated unrestricted cash balance was approximately $20.8 million, of which approximately $11.8 million was held by our non-U.S. subsidiaries. If we decide to repatriate our non-U.S. cash holdings, we may incur a tax liability under U.S. tax laws on any amount that we repatriate into the U.S. In the event we elect to repatriate any of these funds, we believe we have sufficient net operating losses for the foreseeable future to offset any U.S. tax owed on repatriated income. As a result, we do not expect any such repatriation would create a tax liability in the U.S. or have a material impact on our effective tax rate.

We expect that our available cash balances, available capacity under the 2017 Revolving Loans and cash flows from operations (including the impact of increased revenue from new contract wins) will provide sufficient liquidity to fund our current obligations and projected working capital and capital expenditure requirements for at least the next 12 months. To strengthen our current liquidity position and to fund our ongoing operations and/or enable us to invest in new business opportunities, we have implemented cost reduction initiatives and/or may raise additional funds through asset sales, commercial financings, new revolving and term-loan facilities and the issuance of bonds, debentures and equity and equity-linked securities (in public or private offerings). However, market conditions, our future financial performance, and our history of delays in filing our periodic SEC reports, among other factors, may make it difficult or impossible for us to access debt or equity sources of capital, on favorable terms or at all, should we determine in the future to raise additional funds through these methods.

On February 22, 2019, we announced that we have been implementing an operating expense savings initiative, which includes global footprint consolidation, simplification of our management structure, additional cost controls, IT programs that will increase efficiency and automation, and other operating expense reductions. In connection with this initiative, on February 5, 2019, we committed to reduce our global workforce by approximately 15% and communicated this determination to our employees on February 20, 2019. The changes to our workforce will vary by country, based on legal requirements and required consultations with works councils and other employee representatives, as appropriate. We estimate that we will generate approximately $20 million in annual savings and will incur total expenses relating to the workforce reduction of approximately $4.5 million, all of which represents cash expenditures relating to severance and transition-related expenses. We recorded substantially all of this amount in the first quarter of 2019, with the remainder to follow in the second and third quarters of 2019.

On April 10, 2019, S&P Global downgraded the Company’s credit rating by two notches from B- to CCC.

Our assessment that we will have sufficient liquidity to continue as a going concern for at least the next 12 months is based on access to the remaining availability under our 2017 Revolving Loans (which availability as of March 31, 2019 was $29.9 million), and on underlying estimates and assumptions, including that we: (i) timely service our indebtedness and comply with the covenants (including the financial reporting covenants) in the agreements governing our indebtedness; and (ii) remain listed on Nasdaq, including by maintaining a minimum $1.00 per-share stock price requirement pursuant to Nasdaq’s listing rules. Since March 26, 2019, our common stock has been trading below the minimum bid price of $1.00 per share required by Nasdaq’s listing rules. A delisting of our common stock from Nasdaq would constitute a “fundamental change” under the terms of the indenture governing the Convertible Notes. This would give the holders of the Convertible Notes the option to require us to repurchase all or a portion of their Convertible Notes at a repurchase price equal to 100% of the principal amount thereof. In this event, we may not able to repurchase such tendered notes.

If we are unable to service our indebtedness or satisfy the covenants (including the financial reporting covenants) in the agreements governing our indebtedness (or obtain additional waivers (if needed)), our lenders and noteholders have the option to immediately accelerate all outstanding indebtedness, which we may not have the ability to repay. We intend to satisfy our current debt service obligations with our existing cash and cash equivalents and through accessing our 2017 Revolving Loans. In the event of an acceleration event or repurchase event (such as would be triggered in the event that we are delisted from Nasdaq in the future), we may not have sufficient funds and may be unable to arrange for additional financing on acceptable terms, or at all, to pay the amounts due under our existing debt instruments.

Cash and Cash Equivalents

Our cash and cash equivalents are maintained at several financial institutions. Deposits held may exceed the amount of insurance provided on such deposits. Generally, our deposits may be redeemed upon demand and are maintained with a financial institution of reputable credit and, therefore, bear minimal credit risk. As of March 31, 2019, and December 31, 2018, approximately $11.8 million and $17.7 million of our cash and cash equivalents, respectively, were held by our foreign subsidiaries.

Sources and Uses of Cash—Three Months Ended March 31, 2019 and 2018

A summary of our cash flow activities for the three months ended March 31, 2019 and 2018 is as follows (in thousands):

	Three Months Ended March 31,
	2019	2018
Net cash used in operating activities	$(10,231)	$(3,953)
Net cash used in investing activities	(9,083)	(15,244)
Net cash provided by financing activities	926	139,618
Effects of exchange rate changes on cash and cash equivalents	265	30
Net (decrease) increase in cash, cash equivalents and restricted cash	(18,123)	120,451
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF PERIOD	39,955	51,868
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$21,832	$172,319

Cash Flows Used in Operating Activities

Three Months Ended March 31, 2019
Net cash used in our operating activities of $10.2 million primarily reflects our net loss of $37.6 million during the period, which included net non-cash charges of $28.2 million primarily related to depreciation and amortization expenses of $22.0 million and other items netting to a charge of $9.0 million.

The remainder of our cash used in operating activities was as a result of net cash outflows of $0.8 million resulting from changes in working capital balances, predominantly driven by cash outflows due to increase in accounts receivable balances resulting from higher billing than collection.

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

Cash Flows Used in Investing Activities

Three Months Ended March 31, 2019
Net cash used in investing activities during the three months ended March 31, 2019 of $9.1 million was due to purchases of property and equipment, principally relating to the purchase of expanded connectivity infrastructure to support our growth.

Three Months Ended March 31, 2018
Net cash used in investing activities during the three months ended March 31, 2018 of $15.2 million was due to purchases of property and equipment, principally relating to Eagle One Transponders.

Cash Flows Provided by Financing Activities

Three Months Ended March 31, 2019
Net cash provided by financing activities of $0.9 million was primarily due to borrowings from related parties of $7.4 million, as further detailed in Note 9. Related Party Transactions. In addition, we borrowed $17.9 million on the 2017 Revolving Loans which was offset by repayments of $21.0 million on the 2017 Revolving Loans, as well as additional repayments of indebtedness in the amount of $3.3 million.

Three Months Ended March 31, 2018
Net cash provided by financing activities of $139.6 million was primarily due to net proceeds of $143.0 million received in connection with the investment by Searchlight. This was partially offset by repayments of principal in the amount of $3.4 million on the 2017 Term Loans.

Long-Term Debt

As of March 31, 2019 and December 31, 2018, our long-term debt consisted of the following (in thousands):

	March 31, 2019	December 31, 2018
Senior secured term loan facility, due January 2023	$475,000	$478,125
Senior secured revolving credit facility, due January 2022	50,915	54,015
Second lien notes, due June 2023	167,957	158,450
2.75% convertible senior notes due 2035	82,500	82,500
Other debt	17,380	1,707
Unamortized bond discounts, fair value adjustments and issue costs, net	(63,234)	(65,186)
Total carrying value of debt	730,518	709,611
Less: current portion, net	(38,190)	(22,673)
Total non-current	$692,328	$686,938

The aggregate contractual maturities of all borrowings as of March 31, 2019 were as follows (in thousands):

Years Ending December 31,	Amount
2019 (remaining nine months)	$31,939
2020	28,644
2021	25,043
2022	75,958
2023	549,251
Thereafter	82,917
Total	$793,752

The previous table excludes future purchase commitments with some of our connectivity vendors to secure future inventory for our airline customers and commitments related to ongoing engineering and antenna projects. At March 31, 2019, we also had outstanding letters of credit in the amount of $4.7 million, of which $4.2 million was issued under the letter of credit facility under the 2017 Credit Agreement.

As market conditions warrant, we may from time to time seek to purchase or otherwise retire our outstanding debt in privately negotiated or open-market transactions, by tender offer or otherwise. Subject to any applicable limitations contained in the documents governing our indebtedness, any purchase or retirement made by us may be funded by the use of cash on our balance sheet or the incurrence of new secured or unsecured debt. The amounts involved in any such transactions, individually or in the aggregate, may be material. Any such purchase may be with respect to a substantial amount of a particular class of debt, with the attendant reduction in the trading liquidity of such class. In addition, any such purchases made at prices below the “adjusted issue price” (as defined for U.S. federal income tax purposes) may result in taxable cancellation of indebtedness income to us, which amounts may be material, and in related adverse tax consequences to us.

Covenant Compliance Under the 2017 Credit Agreement

Under the 2017 Credit Agreement, we are subject to a financial-reporting covenant (“Financial Reporting Covenant”) and a maximum leverage ratio covenant (the “Leverage Ratio”), each of which is described in more detail in our 2018 Form 10-K, in addition to other customary covenants and restrictions set forth therein.
As of March 31, 2019, we were in compliance with all financial and non-financial covenants under the 2017 Credit Agreement, including the Financial Reporting and Leverage Ratio covenants, and based on our current projections, we expect to remain in compliance with such covenants for at least the next 12 months.
You should also refer to the section titled “Risks Related to Our Indebtedness” in Part I, Item 1A. Risk Factors in our 2018 Form 10-K, for an explanation of the consequences of our failure to satisfy these covenants.

Contractual Obligations
For a discussion of movie license and Internet protocol television commitments, minimum lease obligations, satellite capacity, and other contractual commitments as of March 31, 2019 and for periods subsequent thereto, see Note 10. Commitments and Contingencies to the unaudited condensed consolidated financial statements (contained in Part I, Item 1 of this Form 10-Q) for a discussion.

Off -Balance Sheet Arrangements
As of March 31, 2019, we did not have any off-balance sheet arrangements that have, or are reasonably likely to have, a material effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide disclosure under this item.

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

As of the end of the period covered by this Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) pursuant to Rule 13a-15 of the Exchange Act. Based upon that evaluation, as a result of the material weaknesses in internal control over financial reporting identified in our 2018 Form 10-K, our Chief Executive Officer (who is our principal executive officer) and Chief Financial Officer (who is our principal financial officer) concluded that as of March 31, 2019, the end of the period covered by this Form 10-Q, our disclosure controls and procedures were not effective.

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

Changes in Internal Control Over Financial Reporting

As disclosed in Part II. Item 9A. “Controls and Procedures” in our 2018 Form 10-K, we identified material weaknesses in our internal control over financial reporting for the period ended December 31, 2018. We are in the process of implementing remediation initiatives related to these material weaknesses, as more fully described below.

Remediation Initiatives

Since the identification of the material weaknesses, management has taken steps to strengthen its processes and control environment, and enhance communication and training related to Sarbanes Oxley requirements (“SOX”). Moreover, management has taken additional measures to strengthen accounting policy documentation for its complex processes and transactions and continues to enhance our financial control governance structure. During the fiscal quarter ended March 31, 2019, we continued to enhance our process level controls to help ensure that control operators have adequate time to demonstrate that these controls are operating effectively for the fiscal year ending December 31, 2019.

Other Changes

We commenced efforts in the design and implementation of new process level controls in connection with the adoption of Topic 842, which are reasonably likely to materially affect internal control over financial reporting.

Under the direction of the Audit Committee, management will continue to review and make necessary changes to the overall design of our internal control environment, as well as to policies and procedures to improve the overall effectiveness of internal controls during the period ending December 31, 2019.
Aside from the actions taken as described above, there have been no changes in our internal controls over financial reporting, that occurred during the three months ended March 31, 2019, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. Management continues to implement the comprehensive remediation program as disclosed in Part II. Item 9A. “Controls and Procedures” in our 2018 Form 10-K to ensure that control deficiencies contributing to the material weakness are remediated and that our controls operate effectively.

PART II — OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

Certain legal proceedings in which we are involved are discussed in Part I, Item 3 of our 2018 Form 10-K and in Note 10. Commitments and Contingencies, to the condensed consolidated financial statements included in this Form 10-Q. There have been no material updates to such legal proceedings, except as follows:

•
Securities Class Action Litigation. On March 9, 2019, the United States District Court for the Central District of California issued its final approval of the settlement entered into between the Company and the remaining plaintiffs on October 4, 2018, which released all claims against the Company and the other defendants in exchange for a settlement payment of $1.1 million (fully paid by the carriers of the Company’s Directors & Officers insurance), and dismissed the lawsuit with prejudice. No appeal has been taken from the judgment, which has become final, concluding the matter.

ITEM 1A.    RISK FACTORS

Our risk factors are described in the “Risk Factors” section of our 2018 Form 10-K. There have been no material changes to our risk factors since the filing of the 2018 Form 10-K.

ITEM 5.    OTHER INFORMATION

Notice of Delisting or Failure to Satisfy Listing Rule or Standard
On May 9, 2019, the Company received a letter (“Notice”) from the Listing Qualifications staff of The Nasdaq Stock Market LLC (“Nasdaq”) indicating that, based upon the closing bid price of the Company’s common stock for the last 30 consecutive business days, the Company no longer meets the requirement of the Nasdaq Capital Market to maintain a minimum bid price of $1 per share, as set forth in Nasdaq Listing Rule 5450(a)(1).

The Notice does not result in the immediate delisting of the Company’s common stock from the Nasdaq Capital Market. In accordance with Nasdaq Listing Rule 5810(c)(3)(A), the Company has been provided a period of 180 calendar days in which to regain compliance. In order to regain compliance with the minimum bid price requirement, the closing bid price of the Company’s common stock must be at least $1 per share for a minimum of ten consecutive business days during this 180-day period. In the event that the Company does not regain compliance within this 180-day period, the Company may be eligible to seek an additional compliance period of 180 calendar days if it (i) meets the continued listing requirement for market value of publicly held shares and all other initial listing standards for the Nasdaq Capital Market, with the exception of the bid price requirement, and (ii) provides written notice to Nasdaq of its intent to cure the deficiency during this second compliance period, including by effecting a reverse stock split, if necessary. However, if it appears to the Nasdaq staff that the Company will not be able to cure the deficiency, or if the Company is otherwise not eligible, Nasdaq will provide notice to the Company that it will not be eligible for the additional compliance period and its common stock will be subject to delisting. The Company would then be entitled to appeal the determination to a Nasdaq Listing Qualifications Panel and request a hearing.

The Company will consider its available options to regain compliance. There can be no assurance that the Company will be able to regain compliance with the minimum bid price requirement or maintain compliance with the other listing requirements.

ITEM 6.    EXHIBITS

Incorporated by Reference
Exhibit No.	Exhibit Index	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith
10.1	Offer of Employment, dated May 6, 2019, between the Company and Christian Mezger.	8-K	001-35176	10-1	5/14/2019
31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).					X
31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).					X
32.1	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.					X
32.2	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.					X
101.INS	XBRL Instance Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 15, 2019.

GLOBAL EAGLE ENTERTAINMENT INC.
By:	/s/ PAUL RAINEY
Paul Rainey
Chief Financial Officer
(Principal Financial Officer)