Form 10-Q
period 2019-06-30
Global Eagle Entertainment Inc.
filed 2019-08-09
CIK 1512077

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

(Class)	(Outstanding as of July 30, 2019)
COMMON STOCK, $0.0001 PAR VALUE	92,821,420	SHARES

GLOBAL EAGLE ENTERTAINMENT INC.

FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2019

PART I — FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS

GLOBAL EAGLE ENTERTAINMENT INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except share and per share amounts)

	June 30, 2019	December 31, 2018
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$10,853	$39,154
Restricted cash	1,172	801
Accounts receivable, net	91,801	97,623
Inventories, net	35,378	34,649
Prepaid expenses	5,042	9,104
Other current assets	10,473	10,498
TOTAL CURRENT ASSETS:	154,719	191,829
Content library	5,065	6,966
Property and equipment, net	170,046	176,577
Right-of-use assets, net	34,551	—
Goodwill	159,613	159,562
Intangible assets, net	68,534	84,136
Equity method investments	83,369	83,135
Other non-current assets	27,032	14,882
TOTAL ASSETS	$702,929	$717,087
LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$184,837	$177,056
Deferred revenue	10,672	7,430
Current portion of long-term debt and finance leases	17,005	22,673
Current portion of operating lease liabilities	4,806	—
Other current liabilities	7,560	5,032
TOTAL CURRENT LIABILITIES:	224,880	212,191
Deferred revenue, non-current	252	1,116
Long-term debt and finance leases	713,281	686,938
Long-term operating lease liabilities	22,277	—
Deferred tax liabilities	7,702	8,406
Other non-current liabilities	35,067	34,771
TOTAL LIABILITIES	1,003,459	943,422
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ DEFICIT:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized, no shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively	—	—
Common stock, $0.0001 par value; 375,000,000 shares authorized, 95,679,549 and 94,835,320 shares issued, 92,625,915 and 91,781,686 shares outstanding, at June 30, 2019 and December 31, 2018, respectively	10	10
Treasury stock, 3,053,634 shares at June 30, 2019 and December 31, 2018	(30,659)	(30,659)
Additional paid-in capital	816,119	814,488
Subscriptions receivable	(597)	(597)
Accumulated deficit	(1,085,527)	(1,009,458)
Accumulated other comprehensive income (loss)	124	(119)
TOTAL STOCKHOLDERS’ DEFICIT	(300,530)	(226,335)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$702,929	$717,087
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GLOBAL EAGLE ENTERTAINMENT INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenue:
Licensing and services	$145,129	$156,428	$295,607	$302,954
Equipment	12,338	9,534	28,479	19,505
Total revenue	157,467	165,962	324,086	322,459
Cost of sales:
Licensing and services	116,308	122,304	239,577	234,795
Equipment	7,909	4,427	18,834	10,415
Total cost of sales	124,217	126,731	258,411	245,210
Gross margin	33,250	39,231	65,675	77,249
Operating expenses:
Sales and marketing	7,365	10,877	15,614	20,492
Product development	6,125	9,872	13,104	18,206
General and administrative	27,161	29,799	55,141	68,235
Provision for (gain from) legal settlements	25	(141)	533	375
Amortization of intangible assets	7,800	10,357	15,599	20,920
Total operating expenses	48,476	60,764	99,991	128,228
Loss from operations	(15,226)	(21,533)	(34,316)	(50,979)
Other (expense) income:
Interest expense, net	(22,329)	(19,755)	(43,606)	(35,352)
Income from equity method investments	2,517	428	4,646	1,589
Change in fair value of derivatives	—	(655)	938	(91)
Other expense, net	(105)	(673)	(284)	(347)
Loss before income taxes	(35,143)	(42,188)	(72,622)	(85,180)
Income tax expense (benefit)	3,317	3,722	3,447	(987)
Net loss	$(38,460)	$(45,910)	$(76,069)	$(84,193)

Net loss per share – basic and diluted	$(0.42)	$(0.50)	$(0.83)	$(0.93)
Weighted average shares outstanding – basic and diluted	92,259	91,057	92,046	90,925

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GLOBAL EAGLE ENTERTAINMENT INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net loss	$(38,460)	$(45,910)	$(76,069)	$(84,193)
Other comprehensive income:
Unrealized foreign currency translation adjustments	10	199	243	199
Other comprehensive income	10	199	243	199
Comprehensive loss	$(38,450)	$(45,711)	$(75,826)	$(83,994)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GLOBAL EAGLE ENTERTAINMENT INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT (UNAUDITED)
(in thousands)

	Common Stock		Treasury Stock		Additional	Subscriptions	Accumulated	Accumulated Other	Total
	Shares	Amount	Shares	Amount	Paid-in Capital	Receivable	Deficit	Comprehensive Loss	Stockholders’ Deficit
Balance at December 31, 2017	93,835	$10	(3,054)	$(30,659)	$779,565	$(578)	$(773,791)	$(22)	$(25,475)
Adoption of ASC 606 - Cumulative Adjustment	—	—	—	—	—	—	933	—	933
Equity warrants issued in connection with Second Lien Notes	—	—	—	—	24,196	—	—	—	24,196
Restricted stock units vested and distributed, net of tax	62	—	—	—	(50)	—	—	—	(50)
Stock-based compensation	—	—	—	—	3,644	—	—	—	3,644
Interest income on subscription receivable	—	—	—	—	—	(6)	—	—	(6)
Net loss	—	—	—	—	—	—	(38,284)	—	(38,284)
Balance at March 31, 2018	93,897	$10	(3,054)	$(30,659)	$807,355	$(584)	$(811,142)	$(22)	$(35,042)
Restricted stock units vested and distributed, net of tax	440	—	—	—	(210)	—	—	—	(210)
Stock-based compensation	—	—	—	—	2,224	—	—	—	2,224
Interest income on subscription receivable	—	—	—	—	—	(7)	—	—	(7)
Net loss	—	—	—	—	—	—	(45,910)	—	(45,910)
Comprehensive loss, net of tax	—	—	—	—	—	—	—	199	199
Balance at June 30, 2018	94,337	10	(3,054)	(30,659)	809,369	(591)	(857,052)	177	(78,746)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GLOBAL EAGLE ENTERTAINMENT INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT) (UNAUDITED) (continued)
(In thousands)

	Common Stock		Treasury Stock		Additional	Subscriptions	Accumulated	Accumulated Other	Total
	Shares	Amount	Shares	Amount	Paid-in Capital	Receivable	Deficit	Comprehensive Loss	Stockholders’ Deficit
Balance at December 31, 2018	94,835	$10	(3,054)	$(30,659)	$814,488	$(597)	$(1,009,458)	$(119)	$(226,335)
Restricted stock units vested and distributed, net of tax	330	—	—	—	(117)	—	—	—	(117)
Stock-based compensation	—	—	—	—	2,389	—	—	—	2,389
Tax effect relating to the beneficial conversion feature of Second Lien Notes	—	—	—	—	(2,688)	—	—	—	(2,688)
Net loss	—	—	—	—	—	—	(37,609)	—	(37,609)
Unrealized foreign currency translation adjustments	—	—	—	—	—	—	—	233	233
Balance at March 31, 2019	95,165	$10	(3,054)	$(30,659)	$814,072	$(597)	$(1,047,067)	$114	$(264,127)
Restricted stock units vested and distributed, net of tax	515	—	—	—	(147)	—	—	—	(147)
Stock-based compensation	—	—	—	—	2,194	—	—	—	2,194
Net loss	—	—	—	—	—	—	(38,460)	—	(38,460)
Unrealized foreign currency translation adjustments	—	—	—	—	—	—	—	10	10
Balance at June 30, 2019	95,680	$10	(3,054)	$(30,659)	$816,119	$(597)	$(1,085,527)	$124	$(300,530)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GLOBAL EAGLE ENTERTAINMENT INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Six Months Ended June 30,
	2019	2018
OPERATING ACTIVITIES:
Net loss	$(76,069)	$(84,193)
Adjustments to reconcile net loss to net cash provided by (used in) operations:
Depreciation and amortization of property and equipment and intangibles	43,477	50,035
Amortization of right-of-use asset	2,557	—
Amortization of content library	3,570	5,909
Non-cash interest expense, net	14,220	8,294
Change in fair value of derivatives	(938)	91
Stock-based compensation	3,616	5,868
Tax effect of Second Lien Notes’ beneficial conversion feature	(2,688)	—
Loss (gain) on disposal of fixed assets	357	(16)
Earnings from equity method investments	(4,646)	(1,589)
Provision for (recovery of) bad debts	830	(802)
Deferred income taxes	(624)	(7,906)
Others	388	(650)
Changes in operating assets and liabilities:
Accounts receivable	4,992	5,211
Inventories	(1,420)	(7,336)
Prepaid expenses and other current assets	4,087	138
Content library	(1,647)	(4,817)
Other non-current assets	(12,463)	(598)
Accounts payable and accrued liabilities	11,474	(14,972)
Deferred revenue	2,378	2,157
Other liabilities	10,521	2,349
Net cash provided by/(used in) operating activities	$1,972	$(42,827)
INVESTING ACTIVITIES:
Purchases of property and equipment	$(13,442)	$(24,472)
Net cash used in investing activities	$(13,442)	$(24,472)
FINANCING ACTIVITIES:
Proceeds from issuance of Second Lien Notes and equity warrants	$—	$150,000
Proceeds from borrowings on revolving credit facility	34,650	—
Repayment of revolving credit facility	(46,250)	(78,000)
Issuance costs	—	(6,968)
Repayments of indebtedness	(9,399)	(6,712)
Borrowings from related party	7,350	—
Principal payments of finance leases	(710)	—
Payment of satellite purchase financing	(2,300)	—
Net cash (used in)/provided by financing activities	(16,659)	58,320
Effects of exchange rate changes on cash, cash equivalents and restricted cash	199	(96)
Net decrease in cash, cash equivalents and restricted cash	(27,930)	(9,075)
Cash, cash equivalents and restricted cash at January 1	39,955	51,868
Cash, cash equivalents and restricted cash at June 30	$12,025	$42,793
SIGNIFICANT NON-CASH ACTIVITIES:
Purchase consideration for equipment included in accounts payable	$1,530	$6,290
Conversion of PIK interest on our Second Lien Notes to additional principal	9,507	—
Financing of purchased satellite transponders included in property and equipment	8,500	—
Distributions from equity method investments offset against demand promissory note	4,410	3,430
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

Basis of Presentation
In the opinion of the Company's management, the unaudited interim condensed consolidated financial statements have been prepared on the same basis as the Company's audited consolidated financial statements for the year ended December 31, 2018, and include all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of the Company's interim unaudited condensed consolidated financial statements for the three and six months ended June 30, 2019. The results for the three and six months ended June 30, 2019 are not necessarily indicative of the results expected for the full 2019 fiscal year. The consolidated balance sheet as of December 31, 2018 has been derived from the Company's audited balance sheet included in the Company's Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the "SEC") on March 18, 2019 (the "2018 Form 10-K").

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

These unaudited condensed consolidated financial statements have been prepared on the basis of the Company having sufficient liquidity to fund its operations for at least the next twelve months from the issuance of these financial statements in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 205-40, Presentation of Financial Statements - Going Concern. The Company’s principal sources of liquidity have historically been its debt and equity issuances and its cash and cash equivalents, which as of June 30, 2019 included cash and cash equivalents of approximately $10.9 million, and available borrowing capacity under our 2017 Revolving Loans (as defined below) of approximately $38.9 million, for a total available liquidity of approximately $49.8 million. The Company’s internal plans and forecasts indicate that it will have sufficient liquidity to continue to fund its business and operations for at least the next twelve months. For the foreseeable future, the Company's ability to continue its operations will depend on its ability to obtain additional capital. The Company is currently evaluating a variety of capital raising options, including financings and the potential sale of elements of our Maritime, Enterprise and Government business unit, as well as the sale of certain joint venture interests. In July 2019, the Company was granted $40 million of additional capacity under the Senior Secured Term Loan due 2023 (“Term Loan”), in addition to term amendments to existing borrowings under the Term Loan (collectively “First Lien Amendment”). The Amendment reduced principal repayments over the next six quarters by an aggregate amount of approximately $26 million. Please refer to Note 17. Subsequent Event and Note 2. Basis of Preparation and Summary of Accounting Policies in our 2018 Form 10-K for additional details.

The Company believes that its current available current cash resources will be sufficient to fund planned operations into the third quarter of 2020. For the foreseeable future, the Company's ability to continue its operations will depend on its ability to obtain additional capital.

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

Our assessments regarding the timing of transfer of control and revenue recognition for each business segment are summarized below:

•
Media & Content – specific to the sale and/or licensing of media content and the related technical services, such as digital delivery of media advertising, encoding of video and music products, development of graphical interfaces and provision of materials, we consider control to have transferred when: (i) the content has been delivered, and (ii) the services required under the contract have been performed. Revenue recognition is dependent on the nature of the customer contract. Content licenses to customers are typically categorized into usage-based or flat fee-based fee structures. For usage-based fee structures, revenue is recognized as the usage occurs. For flat-fee based structures, revenue is recognized upon the available date of the license, typically at the beginning of each cycle, or straight-line over the license period.

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

The following table presents the disaggregation of the Company’s revenue from contracts with customers for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Media & Content -- Licensing and Services	$74,013	$83,455	$154,023	$158,369
Connectivity -- Aviation Services	30,621	29,423	61,862	58,749
Connectivity -- Aviation Equipment	8,719	6,712	22,779	14,310
Connectivity -- Maritime & Land Services	40,495	43,550	79,722	85,836
Connectivity -- Maritime & Land Equipment	3,619	2,822	5,700	5,195
Total Revenues	$157,467	$165,962	$324,086	$322,459

Contract Assets and Liabilities

Aviation connectivity contracts involve performance obligations primarily relating to the delivery of equipment and services. Equipment is delivered upfront and in certain instances provided at a discount. Services are rendered and paid over time. Aviation connectivity revenue is allocated based upon the standalone selling price (SSP) methodology. The primary method used to estimate the SSP is the expected cost-plus margin approach. When the SSP exceeds the revenue allocation, the revenue to which the Company is entitled is contingent on performing the ongoing connectivity services and the Company records a contract asset accordingly. The balance as of June 30, 2019 and December 31, 2018 of contract contingent revenue was not material.

For some customer contracts, the Company may invoice upfront for services recognized over time or for contracts in which it has unsatisfied performance obligations. Contract payment terms are generally 30 to 45 days. In the above circumstances, where the timing of invoicing differs from the timing of revenue recognition, the Company has determined its contracts do not include a significant financing component.

The following table summarizes the significant changes in the contract liabilities during the six months ended June 30, 2019 (in thousands):

June 30, 2019
Opening balance as of January 1	$8,546
Revenue recognized during the period relating to opening balance	(5,006)
Increase due to collections, excluding amounts recognized as revenue during the period	7,384
Closing Balance	$10,924

Deferred revenue, current	10,672
Deferred revenue, non-current	252
$10,924

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

Goodwill represents the excess of the cost of an acquired entity over the fair value of the acquired net assets. The Company does not amortize goodwill but evaluates it for impairment at the reporting unit level annually during the fourth quarter of each fiscal year (as of December 31 of that quarter) or when an event occurs, or circumstances change that indicates the carrying value may not be recoverable. The Company may perform an optional qualitative assessment, referred to as “Step 0” to judge indicators as to whether it is more likely than not that impairment exists. In the event that the Company elects to bypass Step 0 or if Step 0 indicates that it is more likely than not that there are qualitative indicators of impairment, the Company will perform a quantitative assessment of the respective fair values of the reporting units to determine the existence and amount of goodwill impairment. An impairment loss is recognized for the amount by which the reporting unit’s carrying amount exceeds its fair value, not to exceed the carrying amount of goodwill in that reporting unit.

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
Adoption of New Accounting Pronouncements
On January 1, 2019, the Company adopted ASC 842, Leases (“ASC 842”), using the modified retrospective method. The Company has presented financial results and applied its accounting policies for the period beginning January 1, 2019 under ASC 842, while prior period results and accounting policies have not been adjusted and are reflected under legacy GAAP pursuant to ASC 840. In connection with the adoption of ASC 842, the Company performed an analysis of contracts to ensure proper assessment of leases (or embedded leases) in existence as of January 1, 2019. The Company elected the package of practical expedients permitted under ASC 842, which allows the Company not to reassess 1) whether any expired or existing contracts as of the adoption date are or contain a lease, 2) lease classification for any expired or existing leases as of the adoption date and 3) initial direct costs for any existing leases as of the adoption date. The most significant impact of applying ASC 842 was the recognition of right-of-use assets and lease liabilities for operating leases in its condensed consolidated balance sheet. On January 1, 2019, the Company recognized an initial operating right-of-use asset of $23.0 million and associated operating lease liabilities of $25.9 million relating to real estate leases. See Note 3. Leases for further information regarding the impact of the adoption of ASU 2016-02 on the Company's financial statements.

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

In June 2016, the FASB issued ASU No. 2016-13, Measurement of Credit Losses on Financial Instruments, which introduces an approach based on expected losses to estimate credit losses on certain types of financial instruments rather than incurred losses. The new model applies to all financial instruments, including those not accounted for at fair value through net income, thereby bringing consistency in accounting treatment across different types of financial instruments and requiring consideration of a broader range of variables when forming loss estimates. The ASU is effective for the Company beginning January 1, 2020, with early adoption permitted. Management anticipates no significant change in the methodology of estimating credit losses will be applied.

Note 3.    Leases

Our leasing operations consist of various arrangements, where we act either (i) as the lessee (primarily related to our corporate and regional offices, teleport co-location arrangements and a satellite bandwidth capacity), or (ii) as the lessor (for our owned equipment rented to connectivity customers). The foregoing table summarizes the impact of ASC 842 adoption on the Company’s condensed consolidated balance sheet as of June 30, 2019 (in thousands):

	Impact of Change in Accounting Policy -- as of June 30, 2019
	As reported	ASC 842 Impact	Legacy GAAP
ASSETS
Right-of-use assets, net
Operating leases(1)(4)	$23,820	$(23,820)	$—
Finance lease(2)(4)	10,731	(10,731)	—
Total Right-of-Use Assets	$34,551	$(34,551)	$—
Net lease investment -- other non-current assets(3)(4)	1,267	(1,267)	—
Total Lease Assets	$35,818	$(35,818)	$—

Property and equipment, net(4)	—	1,065	1,065

LIABILITIES
Operating lease liabilities(1) -- current portion	$4,806	$(4,806)	$—
-- long-term	22,277	(22,277)	—
Finance lease liabilities(2) -- current portion	1,996	(1,996)	—
-- long-term	17,117	(17,117)	—
Total Lease Liabilities	$46,196	$(46,196)	$—
(1) This includes arrangements for: (i) corporate and regional office leases, and (ii) teleport co-location leases.
(2) This refers to the satellite bandwidth capacity arrangement assessed as a finance lease during the quarter ended June 30, 2019. The right-of-use asset balance as of June 30, 2019 included the unamortized lease incentive of $0.9 million and unamortized unfavorable contract liability of $7.2 million.
(3) This includes customer equipment arrangements classified as sales-type leases as of June 30, 2019.
(4) All existing arrangements as of January 1, 2019 were not re-assessed as allowed under our ASC 842 implementation. Any new arrangements or changes/modifications to existing contracts after January 1, 2019 adoption date are subject to lease classification assessment in accordance with ASC 842’s new lease accounting model.

The following describes the nature of our various leasing arrangements and the impact to our statement of operations for the three and six months ended June 30, 2019:

Real Estate Operating Leases (as a Lessee)
The Company has operating leases for office facilities throughout the United States and around the world. Upon inception of a contract, the Company evaluates if the contract, or part of the contract, contains a lease. A lease conveys the right to control the use of an identified asset for a period of time in exchange for consideration. Leases include both a right-of-use asset and a lease liability. The right-of-use asset represents the Company’s right to use the underlying asset in the lease, and it also includes prepaid lease payments. The lease liability represents the present value of the remaining lease payments discounted using the incremental borrowing rate (“IBR”). Maintenance and property tax expenses are accounted for on an accrual basis as variable lease cost. The Company has elected to combine lease and non-lease components, if applicable.

The Company records lease expense on a straight-line basis over the lease term in general and administrative expense. Total lease expense for the three and six months ended June 30, 2019 was $1.5 million and $3.1 million, respectively.

The Company’s leases have remaining lease terms of one year to 11 years. Lease terms include renewal or termination options that the Company is reasonably certain to exercise. For leases with a term of 12 months or less, the Company does not record a right-of-use asset and associated lease liability on its condensed consolidated balance sheet.

Teleport Co-Location Operating Leases (as a Lessee)
The Company engages certain bandwidth providers for teleport co-location services to deliver bandwidth to our network. These co-location service agreements typically include provisions for physical rack space at a third-party teleport facility. We have determined that the space provided for our equipment constitutes an operating lease.

These leases have remaining lease terms of one year to 10 years as of June 30, 2019. The Company records lease expense on a straight-line basis over the lease term as part of cost of sales -- licensing and services. Total lease cost recorded for the three and six months ended June 30, 2019 was $0.4 million and $0.4 million, respectively.

Satellite Bandwidth Finance Lease (as a Lessee)
The Company maintains agreements with satellite service providers to provide for satellite bandwidth capacity. During the current quarter ended June 30, 2019, the Company modified an existing arrangement for bandwidth capacity. Based on our evaluation, we have concluded that the modified bandwidth capacity agreement met the definition of a finance lease under ASC 842. The Company has elected to combine lease and non-lease components, if applicable.

This finance lease has a remaining lease term of 7 years as of June 30, 2019. The Company records finance lease cost as part of cost of sales -- licensing and services and interest expense, net. The following table provides the components of the finance lease cost for the three and six months ended June 30, 2019:

Three and Six Months Ended June 30, 2019
Amortization of right-of-use asset	$675
Interest accretion on finance lease liabilities	470
Total lease cost	$1,145

Equipment Held by Customers (as a Lessor)
The Company either sells or leases certain equipment (including antennas, modems and routers, among others) as part of the bandwidth service to our Maritime and Land Connectivity customers. To the extent there are no changes to existing customer lease arrangements, we continue to account for the equipment leases transactions as operating leases. We recognize lease payments for operating leases as licensing and services revenue in our consolidated statement of operations on a straight-line basis over the lease term.

We assess any new arrangements or modifications to existing arrangements and determine the impact of the economic circumstances (and any changes thereto) to the lease classification of the equipment held by our connectivity customers. We recognize investments in leases for sales-type leases when the risk and rewards of ownership are not fully transferred to the customer due to our continued involvement with the equipment. We allocate the total consideration in a contract assessed with a sales-type lease using the expected cost-plus margin and residual methods for the lease and non-lease components, respectively.

The service revenues and recognized revenues on sales-type leases for the three and six months ended June 30, 2019 is presented in the following table (in thousands):

	Three Months Ended	Six Months Ended
	June 30, 2019	June 30, 2019
Bandwidth service and equipment revenues(1)	$36,154	$70,261
Earned revenues on sales-type leases at commencement(2)	977	1,310
Total Licensing and Service Revenues -- Maritime and Land Connectivity	$37,131	$71,571
(1) This is presented as part of Revenues -- Licensing and services in our consolidated statement of operations, and includes the equipment lease component that is embedded in the overall bandwidth service arrangement. Since we adopted the practical expedient to not separate the lease and non-lease components as allowed with the ASC 842 implementation as of January 1, 2019, we will continue to classify existing embedded equipment arrangements as operating leases, to the extent unmodified.
(2) This includes the equipment lease revenues recognized at commencement date of the customer equipment arrangements classified as sales-type leases. As equipment leasing is a standard component in our connectivity business model, we present equipment revenues relating to these sales-type leases on a gross basis, and recognize a corresponding cost of sales equal to the net book value of the leased equipment. Interest income component is considered immaterial.

Other Arrangements (as a Lessee)
The Company leases certain computer software and equipment under finance leases that expire on various dates through 2020, for which the outstanding lease liability balance was assessed as insignificant as of June 30, 2019.

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

Supplemental Cash Flow Information, Weighted-Average Remaining Lease Term and Discount Rate

Because the rate implicit in each lease is not readily determinable, the Company uses its IBR to determine the present value of the lease payments. The following table discloses the weighted-average remaining lease term and IBR for our operating real estate leases, as well as supplemental cash flow information (in thousands):

Six Months Ended June 30, 2019
Supplemental cash flow information
Cash paid for amounts included in measurement of operating lease liabilities	$3,103
Cash paid for amounts included in measurement of finance lease liabilities	$940
Right-of-use-assets obtained in exchange for operating lease obligations	$2,795
Right-of-use-assets obtained in exchange for finance lease obligations	$19,582
Weighted average remaining lease term -- real estate operating leases	7.5 years
Weighted average remaining lease term -- teleport co-location operating leases	5.7 years
Weighted average remaining lease term -- finance lease	7.0 years
Weighted average IBR -- real estate operating leases	9.57%
Weighted average IBR -- teleport co-location operating leases	9.07%
Weighted average IBR -- finance lease	9.85%

Maturity Analysis

Undiscounted Cashflows and Reconciliation to Consolidated Balance Sheet
The following table reflects a summary of the undiscounted cash flows on an annual basis and reconciliation to the Company’s lease assets and liabilities as of June 30, 2019 (in thousands):

	As a Lessee				As a Lessor
Years Ending December 31,	Real Estate	Satellite Capacity	Teleport Co-Location	Total	Equipment Held by Customers
Lease Classification	Operating	Finance	Operating		Sales-Type
2019 (remaining six months)	$2,349	$1,879	$385	$4,613	$157
2020	4,766	3,758	722	9,246	314
2021	4,713	3,758	528	8,999	314
2022	4,412	3,758	438	8,608	314
2023	4,007	3,758	433	8,198	258
Thereafter	15,312	9,398	834	25,544	222
Total Future Lease Payments	$35,559	$26,309	$3,340	$65,208	$1,579
Less: Imputed interest	(11,073)	(7,196)	(743)	(19,012)	(312)
Present Value of Lease Liabilities	$24,486	$19,113	$2,597	$46,196
Net Investment in Sales-Type Leases					$1,267

The following is a schedule of future minimum lease payments for our real estate operating leases as of December 31, 2018 (in thousands):

Years Ending December 31,	Amount
2019	$4,941
2020	4,593
2021	4,359
2022	3,818
2023	3,541
Thereafter	13,115
Total minimum lease payments	$34,367

Maritime & Land MRC’s
The following is a schedule of future monthly recurring charges (“MRCs”) arising from our contractual arrangements with Maritime & Land Connectivity customers as of June 30, 2019 (in thousands):

Years Ending December 31,	Amount
2019 (remaining six months)	$59,287
2020	53,423
2021	29,166
2022	6,953
Total Maritime and Land Monthly Recurring Charges	$148,829

The following is a schedule of future MRCs arising from our contractual arrangements with Maritime and Land Connectivity customers as of December 31, 2018 (in thousands):

Years Ending December 31,	Amount
2019	$89,111
2020	34,885
2021	20,594
2022	4,864
2023	2,396
Total Maritime and Land Monthly Recurring Charges	$151,850

The book value of the equipment held by customers under operating leases, which are classified as “Equipment” in Note 4 - Property & Equipment, is as follows:

	June 30, 2019	December 31, 2018
Equipment
Gross balance	$57,611	$62,012
Accumulated depreciation	(25,807)	(25,232)
Net Book Value	$31,804	$36,780

Note 4.    Property and Equipment, net

Property and equipment, net consisted of the following (in thousands):

	June 30, 2019	December 31, 2018
Leasehold improvements	$11,112	$6,579
Furniture and fixtures	2,729	2,147
Equipment	156,483	156,029
Computer equipment	16,993	18,561
Computer software	47,468	38,475
Automobiles	303	293
Buildings	7,065	8,005
Albatross (Company-owned aircraft)	456	447
Satellite transponders	70,806	62,306
Construction in-progress	3,600	7,771
Total property and equipment	$317,015	$300,613
Accumulated depreciation	(146,969)	(124,036)
Property and equipment, net	$170,046	$176,577

Depreciation expense, including software amortization expense, by classification consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Cost of sales	$8,662	$11,475	$17,596	$19,557
Sales and marketing	912	1,065	1,914	1,830
Product development	772	967	1,607	1,629
General and administrative	3,378	2,925	6,760	6,099
Total depreciation expense	$13,724	$16,432	$27,877	$29,115

Note 5.    Goodwill

We have three separate reporting units for purposes of our goodwill impairment testing. The changes in the carrying amount of goodwill by reporting unit were as follows (in thousands):

	Aviation Connectivity	Maritime & Land Connectivity	Media & Content	Total
Balance as of December 31, 2018, net	$54,022	$22,130	$83,410	$159,562
Foreign currency translation adjustments	—	—	51	51
Balance at June 30, 2019, net	$54,022	$22,130	$83,461	$159,613

As of June 30, 2019, the cumulative impairment write-offs relating to our Aviation Connectivity and our Maritime & Land Connectivity reporting units were $44.0 million and $187.0 million, respectively.

During the three months ended March 31, 2019, due to a significant decline in our market capitalization, which was considered to be a triggering event by the Company, we conducted an initial test of impairment for our Goodwill based on qualitative factors. Among our considerations, we noted that actual results for our three reporting units aligned with the historical projections used in our most recent quantitative impairment analysis performed as of December 31, 2018. After assessing the totality of events or circumstances, we determined that it is not more likely than not that the fair value of any of our reporting units are less than their respective carrying amounts as of March 31, 2019.

No triggering events were noted by the Company during the three months ended June 30, 2019. No impairments were recorded for the three and six months ended June 30, 2019 and 2018, respectively.

Note 6.    Intangible Assets, net

As a result of historical business combinations, the Company acquired finite-lived intangible assets that are primarily amortized on a straight-line basis, which approximate their expected cash flow patterns. The Company’s finite-lived intangible assets have been assigned useful lives ranging from 2.0 to 10.0 years (weighted average of 7.5 years).

Intangible assets, net consisted of the following (dollars in thousands):

		June 30, 2019
	Weighted Average Useful Lives	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets:
Existing technology -- software	5.2 years	$36,799	$26,806	$9,993
Developed technology	8.0 years	7,317	5,259	2,058
Customer relationships	8.7 years	138,358	82,839	55,519
Backlog	3.0 years	18,300	17,793	507
Other	5.1 years	1,248	791	457
Total		$202,022	$133,488	$68,534

		December 31, 2018
	Weighted Average Useful Lives	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets:
Existing technology -- software	5.2 years	$36,799	$23,114	$13,685
Developed technology	8.0 years	7,317	4,802	2,515
Customer relationships	8.7 years	138,358	74,558	63,800
Backlog	3.0 years	18,300	14,742	3,558
Other	5.1 years	1,249	671	578
Total		$202,023	$117,887	$84,136

We expect to record amortization of intangible assets as follows (in thousands):

Year ending December 31,	Amount
2019 (remaining six months)	$13,045
2020	22,263
2021	13,824
2022	7,907
2023	6,890
Thereafter	4,605
Total	$68,534

We recorded amortization expense of $7.8 million and $10.4 million for the three months ended June 30, 2019 and 2018, respectively, and $15.6 million and $20.9 million for the six months ended June 30, 2019 and 2018, respectively.

Note 7.    Equity Method Investments

In connection with the Company’s acquisition of Emerging Markets Communications (“EMC”) in July 2016 (the “EMC Acquisition”), the Company acquired 49% of the equity interests in each of EMC’s Wireless Maritime Services, LLC (“WMS”) and Santander Teleport S.L. (“Santander”) joint ventures (which equity interests EMC owned at the time of the EMC Acquisition). These investments are accounted for using the equity method of accounting, under which our results of operations include our share of the income of WMS and Santander in income from equity method investments in our condensed consolidated statements of operations.

Following is the summarized balance sheet information for these equity method investments on an aggregated basis as of June 30, 2019 and December 31, 2018 (in thousands):

	June 30, 2019	December 31, 2018
Current assets	$44,359	$40,224
Non-current assets	26,420	26,115
Current liabilities	18,056	15,880
Non-current liabilities	2,453	2,581

Following is the summarized results of operations information for these equity method investments on an aggregated basis for the three and six months ended June 30, 2019 and 2018 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenue	$37,548	$29,068	$69,589	$64,905
Net income	8,077	4,200	14,842	10,098

The carrying values of the Company’s equity interests in WMS and Santander as of June 30, 2019 and December 31, 2018 were as follows (in thousands):

	June 30, 2019	December 31, 2018
Carrying value in our equity method investments	$83,369	$83,135

As of June 30, 2019, there was an aggregate difference of $57.4 million between the carrying amounts of these investments and the amounts of underlying equity in net assets in these investments. The difference was determined by applying the acquisition method of accounting in connection with the EMC Acquisition and is being amortized ratably over the life of the related acquired intangible assets. The weighted-average life of the intangible assets at the time of the EMC Acquisition in total was 14.9 years.

Note 8.    Financing Arrangements

A summary of our borrowings as of June 30, 2019 and December 31, 2018 is set forth below (in thousands):

	June 30, 2019	December 31, 2018
Senior secured term loan facility, due January 2023(+)	$468,750	$478,125
Senior secured revolving credit facility, due January 2022(+)(1)	42,415	54,015
2.75% convertible senior notes due 2035(2)	82,500	82,500
Second Lien Notes, due June 2023(3)	167,957	158,450
Other debts(4)	29,847	1,707
Unamortized bond discounts, fair value adjustments and issue costs, net	(61,183)	(65,186)
Total carrying value of debt	730,286	709,611
Less: current portion, net	(17,005)	(22,673)
Total non-current	$713,281	$686,938
(+) This facility is a component of the 2017 Credit Agreement (as defined below).
(1) As of June 30, 2019, the available balance under our $85.0 million revolving credit facility is $38.9 million (net of outstanding letters of credit). The 2017 Credit Agreement provides for the issuance of letters of credit in the amount equal to the lesser of $15.0 million and the aggregate amount of the then-remaining revolving loan commitment. As of June 30, 2019, we had outstanding letters of credit of $3.7 million under the 2017 Credit Agreement. We expect to draw on the loans under our revolving credit facility (the “2017 Revolving Loans”) from time to time to fund our working capital needs and for other general corporate purposes.
(2) The principal amount outstanding of the 2.75% convertible senior notes due 2035 (the “Convertible Notes”) as set forth in the foregoing table was $82.5 million as of June 30, 2019,. The carrying amount, net of debt issuance costs and associated discount, was $70.8 million and $70.4 million as of June 30, 2019 and December 31, 2018, respectively.
(3) The principal amount outstanding of the second lien notes due June 30, 2023 (the “Second Lien Notes”) as set forth in the foregoing table was $168.0 million as of June 30, 2019. The carrying amount, net of debt issuance costs and associated discount, was $138.6 million and $128.2 million as of June 30, 2019 and December 31, 2018, respectively, and it includes approximately $9.5 million of PIK interest converted to principal during the six months ended June 30, 2019). The value allocated to the attached penny warrants and market warrants for financial reporting purposes was $14.9 million and $9.3 million, respectively. These qualify for classification in stockholders’ equity and are included in the condensed consolidated balance sheets within “Additional paid-in capital”.
(4) As of June 30, 2019, Other debts primarily consisted of (i) $6.2 million remaining financed amount for transponder purchases (payable in staggered dates until April 2020); (ii) $3.1 million advance against future dividends from a related party (refer to Note 9. Related Party Transactions for further details), and (iii) $19.1 million of finance lease liability relating to an assessed right-of-use over a satellite bandwidth capacity (refer to Note 3. Leases for further details).

On July 19, 2019, the Company entered into an amendment to the 2017 Credit Agreement and security agreement (the “2017 Credit Agreement Amendment”), which, among other things, upsized the existing senior secured term loan due in 2023 (the “Term Loan”) by $40 million, reduced scheduled principal repayments over the next six quarters by an aggregate amount of approximately $26 million and provided additional stock pledges (including the remaining 35% of the equity interests of first tier foreign subsidiaries that was previously not pledged) as collateral. Net of fees and expenses of approximately $5.5 million, the 2017 Credit Agreement Amendment will result in approximately $61 million of incremental liquidity over the next 18 months. Concurrently with entering into the 2017 Credit Agreement Amendment, the Company also entered into a second amendment to the securities purchase agreement and amendment to security agreement (the “Second Lien Amendment”) relating to the Second Lien Notes, which, among other things, removed the ability to make any cash interest payments under the Second Lien Notes so long as such payments are prohibited by the terms of the 2017 Credit Agreement, added collateral for the Second Lien Notes consistent with the additional collateral provided under the 2017 Credit Agreement and modified the prepayment premium schedule. See Note 17 Subsequent Event for more information.

The aggregate contractual maturities of all borrowings subsequent to June 30, 2019, factoring in the amendment to its term loan, are as follows (in thousands):

Years Ending December 31,	Amount
2019 (remaining six months)	$11,133
2020	29,430
2021	25,041
2022	67,457
2023	575,500
Thereafter	82,908
Total	$791,469

Note 9.    Related Party Transactions

Loan Advances in lieu of Future Payouts from WMS
In February 2019, the Company entered into a demand promissory note with WMS (as an advance against future dividends that WMS may pay the Company) for approximately $7.4 million, bearing interest at 6.5% per annum, and concurrently signed an agreement to waive future dividends or other such distributions by WMS to the Company until such time as the outstanding principal on the demand promissory note has been repaid in full. The outstanding demand promissory note would be reduced dollar-for-dollar by any such distribution amounts waived. The Company may prepay the promissory note at any time without prepayment penalty. The entire principal balance of this promissory note together with all accrued but unpaid interest is due on the earliest to occur of (i) demand by the holder, (ii) December 31, 2020 and (iii) the date of acceleration of the promissory note as a result of the occurrence of an event of default. During the six months ended June 30, 2019, WMS approved and distributed dividends to the Company amounting to $4.4 million, which was offset against the outstanding loan balance.
Due to Santander
In connection with the EMC Acquisition, the Company acquired a 49% equity interest in Santander. The Company accounts for its interest in Santander using the equity method and includes our share of Santander’s profits or losses in Income from equity method investments in the condensed consolidated statements of operations. The Company purchased approximately $1.2 million and $2.4 million during the three and six months ended June 30, 2019, respectively, and approximately $2.4 million and $3.8 million for the three and six ended June 30, 2018, respectively, from Santander for their Teleport services and related network operations support services. As of June 30, 2019 and December 31, 2018, the Company owed Santander approximately $1.9 million and $1.3 million, respectively, as remaining payments for these services, which is included in accounts payable and accrued liabilities in the condensed consolidated balance sheets for their teleport services and related network operations support services.

Subscription Receivable with Former Employee
A former employee is party to a Secured Promissory Note dated July 15, 2011, pursuant to which the former employee agreed to pay the Company (as successor to Row 44, Inc., which is a Company subsidiary) a principal sum of approximately $0.4 million, plus interest thereon at a rate of 6% per annum. The former employee granted the Company a security interest in shares of Row 44 held by him (which Row 44 shares were subsequently converted into 223,893 shares of the Company’s common stock) to secure his obligations to repay the loan. As of June 30, 2019 and December 31, 2018, the balance of the note (with interest) was approximately $0.6 million, which is presented as a subscription receivable. We recognize interest income on the note when earned (using the simple interest method) but have not collected any interest payments since the origination of the note. Interest income recognized by the Company during the six months ended June 30, 2019 and June 30, 2018 was not material. The Company makes ongoing assessments regarding the collectability of this note and the subscription receivable balance, and is currently in litigation with the former employee to recover the loan and to address the former employee’s allegations that we breached related settlement agreements with him in 2014 and 2015.

Amended and Restated Registration Rights Agreement

When we consummated our business combination in January 2013 with Row 44 and Advanced Inflight Alliance AG, we entered into an amended and restated registration rights agreement with Par Investment Partners, L.P. (“PAR”), entities affiliated with Putnam Investments, Global Eagle Acquisition LLC (the “Sponsor”) and our then and current member of our board of directors (“Board of Directors” or “Board”), Harry E. Sloan and our then Board member, Jeff Sagansky, both of whom were affiliated with the Sponsor. Under that agreement, we agreed to register the resale of securities held by them (the “registrable securities”) and to sell those registrable securities pursuant to an effective registration statement in a variety of manners, including in underwritten offerings. We also agreed to pay the security holders’ expenses in connection with their exercise of their registration rights.

According to a Schedule 13G/A filed on February 7, 2018, and a Schedule 13D/A filed on June 6, 2019, respectively, neither Putnam Investments nor PAR hold more than 5% of our outstanding common stock, and as such each has ceased to be a related party. Mr. Sagansky ceased being a related party when he retired from our Board, effective June 24, 2019. Mr. Sloan continues to be a related party.

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

The following is a schedule of future minimum commitments under movie and IPTV arrangements as of June 30, 2019 (in thousands):

Years Ending December 31,	Amount
2019 (remaining six months)	$23,997
2020	14,453
2021	4,394
2022	800
Total	$43,644

Satellite Bandwidth Capacity
The Company maintains agreements with satellite service providers to provide for satellite capacity. Except when an arrangement is assessed to meet the definition of a finance lease in accordance with ASC 842, in which case the expensing pattern is front-loaded, the Company expenses these satellite fees in the month the service is provided as a charge to licensing and services cost of sales.

The following is a schedule of future minimum satellite costs, across all connectivity end-markets and including the satellite bandwidth arrangement assessed as a finance lease, as of June 30, 2019 (in thousands):

Years Ending December 31,	Amount
2019 (remaining six months)	$102,533
2020	73,321
2021	46,816
2022	34,473
2023	33,013
Thereafter	91,613
Total Future Payments	$381,769

Other Commitments
In the normal course of business, we enter into future purchase commitments with some of our connectivity vendors to secure future inventory for our customers and engineering and antenna project developments. As of June 30, 2019, we also had outstanding letters of credit in the amount of $4.2 million, of which $3.7 million was issued under the letter of credit facility under the senior secured credit agreement that the Company entered into on January 6, 2017 (the “2017 Credit Agreement”).

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

On May 3, 2018, BMG filed suit in the United States District Court for the Central District of California against us and IFP for copyright infringement and related claims and unspecified money damages. The Court set the trial date for September 2019. We believe that a loss relating to this matter is probable, and therefore, we have reserved for this loss contingency in the amount of $1.0 million as of June 30, 2019. We intend to vigorously defend ourselves against this claim.

•
SwiftAir Litigation. On August 14, 2014, SwiftAir, LLC filed suit against our wholly owned subsidiary Row 44 and against Southwest Airlines for breach of contract, quantum meruit, unjust enrichment and similar claims and money damages in the Superior Court of California for the County of Los Angeles. SwiftAir and Row 44 had a contractual relationship whereby Row 44 agreed to give SwiftAir access to Row 44’s Southwest Airlines portal so that SwiftAir could market its destination deal product to Southwest Airlines’ passengers. In 2013, after Southwest Airlines decided not to proceed with the destination deal product, Row 44 terminated its contract with SwiftAir. In its lawsuit, SwiftAir seeks approximately $9 million in monetary damages against Row 44 and Southwest Airlines.  In January 2018, the court granted Row 44’s motions in limine and thereby limited SwiftAir’s damages claims against Row 44 to nominal damages. Southwest Airlines however remains exposed to SwiftAir’s damages claims.  If Southwest Airlines is not successful in its defense against those claims, then Southwest Airlines may seek indemnification from Row 44 for its loss. The trial in this lawsuit is currently scheduled to commence in August 2019.  We intend to vigorously defend ourselves against SwiftAir’s claims as well as against any indemnification claim that Southwest Airlines may later assert against us. We do not believe that a material loss relating to this matter is probable, and due to the speculative nature of SwiftAir’s damages claims (and, therefore, Southwest Airlines’ potential indemnification claim), we are currently unable to estimate the amount of any potential loss; as such, we have not accrued any amount for this loss contingency.

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

Note 11.    Equity Transactions

2013 Equity Plan
Under the Company’s 2013 Amended and Restated Equity Incentive Plan (as amended, the “2013 Equity Plan”), the administrator of the 2013 Equity Plan, which is the Compensation Committee of the Board of Directors, was able to grant up to 11,000,000 shares (through stock options, restricted stock, restricted stock units (“RSUs”)) (including both time-vesting and performance-based RSUs) and other incentive awards) to employees, officers, non-employee directors, and consultants. The Company ceased using the 2013 Equity Plan for new equity issuances in December 2017, upon receiving stockholder approval of the Company’s 2017 Omnibus Long-Term Incentive Plan (the “2017 Omnibus Plan”), although the Company continues to have outstanding previously granted equity awards issued under the 2013 Equity Plan. These previously granted awards represent the right to receive 7,070,298 shares of the Company’s common stock (as of January 18, 2018) if and when they later vest and/or are exercised. See “2017 Equity Plan” immediately below.

2017 Equity Plan
On December 21, 2017, the Company’s stockholders approved the 2017 Omnibus Plan. The Company had 2,097,846 shares remaining shares available for issuance under the 2013 Equity Plan (as of that date) and those shares rolled into the 2017 Omnibus Plan and became available for grant thereunder. The 2017 Omnibus Plan separately made available 6,500,000 shares of the Company’s common stock for new issuance thereunder, in addition to those rolled over from the 2013 Equity Plan. The Administrator of the 2017 Omnibus Plan, which is the Compensation Committee of the Board of Directors, may grant share awards (through stock options, restricted stock, RSUs (including both time-vesting and performance-based RSUs) and other incentive awards) to employees, officers, non-employee directors, and consultants.

On June 25, 2018, the Company’s stockholders approved an amendment and restatement of the 2017 Equity Plan that increased by 2,000,000 the number of shares of the Company’s common stock authorized for issuance thereunder.

Stock Repurchase Program
In March 2016, our Board of Directors authorized a stock repurchase program under which we may repurchase up to $50.0 million of our common stock. Under the stock repurchase program, we may repurchase shares from time to time using a variety of methods, which may include open-market purchases and privately negotiated transactions. The extent to which we repurchase our shares, and the timing and manner of such repurchases, will depend upon a variety of factors, including market conditions, regulatory requirements and other corporate considerations, as determined by management. We measure all potential buybacks against other potential uses of capital that may arise from time to time. The repurchase program does not obligate us to repurchase any specific number of shares, and may be suspended or discontinued at any time. We expect to finance any purchases with existing cash on hand, cash from operations and potential additional borrowings. We did not repurchase any shares of our common stock during the six months ended June 30, 2019 and 2018. As of June 30, 2019, the remaining authorization under the stock repurchase plan was $44.8 million.

Stock-Based Compensation Expense
Stock-based compensation expense related to our directors and other personnel for the three and six months ended June 30, 2019 and 2018 was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Cost of services	$89	$80	$116	$260
Sales and marketing	34	98	87	291
Product development	112	139	180	450
General and administrative	2,092	1,913	3,233	4,867
Total	$2,327	$2,230	$3,616	$5,868
Total stock-based compensation expense includes the revaluation adjustment related to the Company’s cash-settled phantom stock options, which are accounted for as liability awards and are re-measured at fair value each reporting period. Compensation expense is recognized over the requisite service period.

Note 12.    Income Taxes

The Company recorded income tax provisions of $3.3 million and $3.7 million for the three months ended June 30, 2019 and 2018, respectively, and an income tax provision of $3.4 million compared to an income tax benefit of $1.0 million for the six months ended June 30, 2019 and 2018, respectively. In general, our effective tax rate differs from the federal income tax rate due to the effects of foreign tax rate differences, foreign withholding taxes, changes in unrecognized tax benefits, changes in valuation allowance, and deferred tax expense on amortization of indefinite-lived intangible assets.

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

As of June 30, 2019, and December 31, 2018, the liability for income taxes associated with uncertain tax positions was $7.3 million and $7.9 million, respectively. As of June 30, 2019, and December 31, 2018, the Company had accrued $6.4 million and $6.3 million, respectively, of interest and penalties related to uncertain tax positions. It is reasonably possible that the amount of the unrecognized benefit with respect to certain of the Company’s unrecognized tax positions may significantly decrease within the next 12 months. This change may be the result of settlement of ongoing foreign audits.

Note 13.    Segment Information

Our business comprises two operating segments:

•
Media & Content: selects, manages, provides lab services and distributes wholly owned and licensed media content, video and music programming, advertising, applications and interactive games to the airline, maritime and other “away from home” non-theatrical markets.

•
Connectivity: provides customers, including their passengers, crew, remote workers and soldiers, as applicable, with (i) Wi-Fi connectivity via L, C, Ka and Ku-band satellite and terrestrial wireless transmissions that enable access to the Internet, live television, on-demand content, shopping and travel-related information and (ii) operational solutions that allow customers to improve the management of their internal operations and passenger service delivery.

Our Chief Executive Officer, the Company’s CODM, evaluates financial performance and allocates resources by reviewing revenue, costs of sales and contribution profit separately for our two segments. Total segment gross margin provides the CODM a measure to analyze operating performance of each of the Company’s operating segments and its enterprise value against historical data and competitors’ data. However, historical results may not be indicative of future results because operating performance is highly contingent on many factors, including customer tastes and preferences. All other financial information is reviewed by the CODM on a consolidated basis.

The following table summarizes revenue and gross margin by our reportable segments for the three and six months ended June 30, 2019 and 2018 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenue:
Media & Content -- Licensing and Services	$74,013	$83,455	$154,023	$158,369
Connectivity -- Services	71,116	72,973	141,584	144,585
Connectivity -- Equipment	12,338	9,534	28,479	19,505
Total revenue	$157,467	$165,962	$324,086	$322,459
Cost of sales:
Media & Content -- Licensing and Services	$57,604	$58,456	$115,273	$112,910
Connectivity -- Services	58,704	63,848	124,304	121,885
Connectivity -- Equipment	7,909	4,427	18,834	10,415
Total	66,613	68,275	143,138	132,300
Total cost of sales	$124,217	$126,731	$258,411	$245,210
Gross Margin:
Media & Content	$16,409	$24,999	$38,750	$45,459
Connectivity	16,841	14,232	26,925	31,790
Total Gross Margin	33,250	39,231	65,675	77,249
Other operating expenses	48,476	60,764	99,991	128,228
Loss from operations	$(15,226)	$(21,533)	$(34,316)	$(50,979)

The Company’s total assets by segment were as follows (in thousands):

	June 30, 2019	December 31, 2018
Media & Content	$319,157	$346,280
Connectivity	359,825	355,144
Total segment assets	678,982	701,424
Corporate assets	23,947	15,663
Total assets	$702,929	$717,087

Note 14.    Fair Value Measurements

The accounting guidance for fair value establishes a framework for measuring fair value and establishes a three-level valuation hierarchy for disclosure of fair value measurements. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. The three levels are defined as follows:

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

Due to the short-term nature, carrying amounts of cash, cash equivalents, restricted cash, accounts receivable and accounts payable approximate fair value.

The following tables summarize our financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2019, and December 31, 2018, respectively (dollar values in thousands, other than per-share values):

	June 30, 2019	Quotes Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Liabilities:
Earn-out liability (1)	$114	$—	$—	$114
Contingently issuable shares (2)	396	—	—	396
Phantom stock options (3)	634	—	—	630
Total	$1,144	$—	$—	$1,144

	December 31, 2018	Quotes Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Liabilities:
Earn-out liability (1)	$114	$—	$—	$114
Contingently issuable shares (2)	1,371	—	—	1,371
Phantom stock options (3)	1,564	—	—	1,564
Total	$3,049	$—	$—	$3,049

(1)	Represents aggregate earn-out liabilities assumed in business combinations for the year ended December 31, 2015.

(2)
In connection with the Sound-Recording Settlements (as described in Note 10. Commitments and Contingencies above), the Company is obligated to issue to UMG (as defined in that Note) 500,000 shares of its common stock when and if the closing price of the Company's common stock exceeds $10.00 per share and an additional 400,000 shares of common stock when and if the closing price of the Company’s common stock exceeds $12.00 per share. Such contingently issuable shares are classified as liabilities and are re-measured to fair value each reporting period.

(3)
Our cash-settled phantom stock options are accounted for as liability awards and are re-measured at fair value each reporting period with changes flowing through statement of operations. As of June 30, 2019, the aggregate estimated fair value of our cash-settled phantom stock options was $1.5 million, of which the amortized portion recognized as a liability in our condensed consolidated balance sheet was $634,000.

The following table shows the carrying amounts and the fair values of our long-term debt in the condensed consolidated financial statements at June 30, 2019 and December 31, 2018, respectively (in thousands):

	June 30, 2019		December 31, 2018
	Carrying Amount(7)	Fair Value	Carrying Amount (7)	Fair Value
Senior secured term loan facility, due January 2023 (+)(1)	$468,750	$448,828	$478,125	$473,344
Senior secured revolving credit facility, due January 2022 (+)(2)	42,415	42,415	54,015	54,015
2.75% convertible senior notes due 2035 (1)(3)	82,500	37,125	82,500	49,064
Second Lien Notes, due June 2023(4)(5)	167,957	106,803	158,450	112,230
Other debt (6)	29,847	29,847	1,707	1,707
	$791,469	$665,018	$774,797	$690,360

(+)	This facility is a component of the 2017 Credit Agreement.

(1)	The estimated fair value is classified as Level 2 financial instrument and was determined based on quoted prices of the instrument in a similar over-the-counter market.

(2)
The estimated fair value is considered to approximate carrying value and is classified as Level 3 financial instruments. We expect to draw on the 2017 Revolving Loans from time to time to fund our working capital needs and for other general corporate purposes.

(3)
The fair value of the 2.75% Convertible Notes is exclusive of the conversion feature therein, which was originally allocated for reporting purposes at $13.0 million, and is included in the condensed consolidated balance sheets within “Additional paid-in capital”. The principal amount outstanding of the Convertible Notes was $82.5 million as of June 30, 2019, and the carrying amount in the foregoing table reflect this outstanding principal amount net of debt issuance costs and discount associated with the equity component.

(4)
The principal amount outstanding of the Second Lien Notes, due June 2023 as set forth in the foregoing table was $168.0 million as of June 30, 2019, and is not the carrying amount of the indebtedness (i.e. outstanding principal amount net of debt issuance costs and discount associated with the equity component and includes approximately $9.5 million of payment-in-kind (“PIK”) interest converted to principal during the six months ended June 30, 2019). The value allocated to the attached penny warrants and market warrants for financial reporting purposes was $14.9 million and $9.3 million, respectively. These qualify for classification in stockholders’ equity and are included in the condensed consolidated balance sheets within “Additional paid-in capital” (see Note 8. Financing Arrangements).

(5)	The fair value of the Second Lien Notes was determined based on a Black-Derman-Toy interest rate Lattice model. The key inputs of the valuation model contain certain Level 3 inputs.

(6)
The estimated fair value is considered to approximate carrying value given the short-term maturity and is classified as Level 3 financial instruments. For June 30, 2019, Other debts primarily consisted of (i) $8.5 million financing for transponder purchases; and (ii) $3.1 million remaining advance against future dividends from related party (refer to Note 9. Related Party Transactions for further details), and (iii) $19.1 million of finance lease liability relating to an assessed right-of-use over a satellite bandwidth capacity (refer to Note 3. Leases for further details).

(7)	The carrying amounts presented above at June 30, 2019 and December 31, 2018 exclude $61.2 million and $65.2 million of unamortized bond discounts and issuance costs, respectively.

Note 15.    Concentrations

Financial instruments that potentially subject us to a concentration of credit risk consist of cash and cash equivalents and accounts receivable.

As of June 30, 2019, and 2018, we maintained our cash and cash equivalents primarily with major U.S. financial institutions and foreign banks. Deposits with these institutions at times exceeded the federally insured limits, which potentially subjects us to concentration of credit risk. We have not historically experienced any losses related to these balances and believe that there is minimal risk of any such losses.

As of June 30, 2019, approximately $7.1 million of our total cash and cash equivalents of $10.9 million was held by our foreign subsidiaries. If we repatriate these funds for use in our U.S. operations, we may be required to pay income taxes in the U.S. on the repatriated amount at the tax rates then in effect, reducing the net cash proceeds to us after repatriation. In the event we elect to repatriate any of these funds, we believe we have sufficient net operating losses for the foreseeable future to offset any repatriated income. As a result, we do not expect that any such repatriation would create a tax liability in the U.S. or have a material impact on our effective tax rate.

Customer Concentration
A substantial portion of our revenue is generated through arrangements with Southwest Airlines, Inc. (“Southwest Airlines”). As of June 30, 2019 and 2018, the percentage of revenue generated through this customer was as follows:

	Six Months Ended June 30,
	2019	2018
Southwest Airlines as a percentage of total revenue	20%	18%
Southwest Airlines as a percentage of Connectivity revenue	38%	35%

No other customer accounted for greater than 10% of total revenue for the periods presented. Accounts receivable from Southwest Airlines represented 16% and 16% of the total accounts receivable as of each of June 30, 2019 and December 31, 2018, respectively.

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

The following table sets forth the computation of basic and diluted net loss per share of common stock (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net loss (numerator):
Net loss – basic and diluted	$(38,460)	$(45,910)	$(76,069)	$(84,193)
Shares (denominator):
Weighted-average shares – basic and diluted	92,259	91,057	92,046	90,925
Loss per share -- basic and diluted	$(0.42)	$(0.50)	$(0.83)	$(0.93)

The following weighted average common equivalent shares are excluded from the calculation of the Company’s net loss per share as their inclusion would have been anti-dilutive (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Employee stock options	4,517	5,436	4,809	5,880
Restricted stock units (including performance stock units)	5,989	2,379	4,471	2,304
Public SPAC Warrants (1)	—	—	—	1,066
2.75% convertible senior notes due 2035	4,447	4,447	4,447	4,447
Contingently issuable shares (2)	900	900	900	900
Searchlight Penny Warrants (3)	18,066	18,066	18,066	9,482
Searchlight Market Warrants (3)	13,000	13,000	13,000	6,823

(1)	6,173,228 of our publicly traded warrants (the “Public SPAC Warrants”) expired on January 31, 2018 and are no longer exercisable.

(2)
In connection with the Sound Recording Settlement, we are obligated to issue 500,000 shares of our common stock to UMG when and if the closing price of our common stock exceeds $10.00 per share, and 400,000 shares of our common stock to UMG when and if the closing price of our common stock exceeds $12.00 per share.

(3)
On March 27, 2018, we sold to Searchlight (and associated entities) $150.0 million in aggregate principal amount of our Second Lien Notes as well as warrants to acquire an aggregate of 18,065,775 shares of the Company’s common stock at an exercise price of $0.01 per share (the “Penny Warrants”) and warrants to acquire an aggregate of 13,000,000 shares of Common Stock at an exercise price of $1.57 per share (the “Market Warrants”). See Note 8. Financing Arrangements to our 2018 Form 10-K.

Note 17.    Subsequent Event

Amendments to the Senior Secured Term Loan and Second Lien Notes
On July 19, 2019, the Company entered into the 2017 Credit Agreement Amendment (“Amendment”), which, among other things, upsized the Term Loan by $40 million, reduced scheduled principal repayments over the next six quarters by an aggregate amount of approximately $26 million and provided additional stock pledges (including the remaining 35% of the equity interests of first tier foreign subsidiaries that were previously not pledged) as collateral. Net of fees and expenses, the 2017 Credit Agreement Amendment will result in approximately $61 million of incremental liquidity over the next 18 months. In addition, the Amendment increased the Company’s Consolidated 1st Lien Net Leverage Ratio requirement from 4.5:1 to 8:1 with retroactive compliance date of June 30, 2019. Concurrently with entering into the Amendment, the Company also entered into the Second Lien Amendment relating to the Second Lien Notes, which, among other things, removed the ability to make any cash interest payments under the Second Lien Notes so long as such payments are prohibited by the terms of the 2017 Credit Agreement, added collateral for the Second Lien Notes consistent with the additional collateral provided under the 2017 Credit Agreement and modified the prepayment premium schedule. This supplements the Company’s approximately $49.8 million of liquidity as of June 30, 2019, which includes cash and unused revolver capacity, and further enables the Company to focus on executing its growth plans.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As used herein, “Global Eagle Entertainment,” “Global Eagle,” the “Company,” “our,” “we,” or “us” and similar terms include Global Eagle Entertainment Inc. and its subsidiaries, unless the context indicates otherwise.

Cautionary Note Regarding Forward-Looking Statements

Certain statements in this Quarterly Report on Form 10-Q (this “Form 10-Q”) may constitute “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, without limitation, statements with respect to our expected Adjusted EBITDA, revenue and margin growth in future periods, our aviation-connectivity installations in future periods, the impact of Boeing 737 MAX aircraft grounding on our financial performance, our business and financial-performance outlook, industry, business strategy, plans the potential sale of certain businesses and assets, business and M&A integration activities, operating-expense and cost structure improvements and reductions and our ability to execute and realize the benefits of our cost-savings plans, international expansion, future technologies, future operations, financial covenant compliance, margins, profitability, future efficiencies, liquidity, ability to generate positive cash flow from operating activities, and other financial and operating information. The words “anticipate,” “assume,” “believe,” “budget,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “future” and the negative of these or similar terms and phrases are intended to identify forward-looking statements in this Form 10-Q.

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

•	our ability to maintain effective disclosure controls and internal control over financial reporting;

•	our ability to execute on our operating-expense and cost-structure realignment plan and realize the benefits of those initiatives;

•	our ability to sell certain businesses and/or assets on favorable terms or at all, and our ability to realize the anticipated benefits from any such sales;

•	the timing and conditions surrounding the return to service of the Boeing 737 MAX aircraft;

•	our ability to properly implement the new leasing standard (ASC 842);

•	our dependence on the travel industry;

•	future acts or threats of terrorism;

•	our ability to obtain new customers and renew agreements with existing customers;

•	our customers’ solvency, inability to pay and/or delays in paying us for our services;

•	our ability to retain and effectively integrate and train key members of senior management;

•	our ability to recruit, train and retain highly skilled technical employees;

•	negative external perceptions that damage our reputation among potential customers, investors, employees, advisors and vendors;

•	our ability to receive the anticipated cash distributions or other benefits from our investment in the Wireless Maritime Services joint venture;

•	customer attrition due to direct arrangements between satellite providers and customers;

•	our ability to utilize our net operating loss carryforwards and certain other tax attributes may be limited;

•	the effect of a variety of complex U.S. and foreign tax laws and regimes due to the global nature of our business;

•	our ability to continue to be able to make claims for e-business and multimedia tax credits in Canada;

•	our exposure to foreign currency risks;

•	the effect of the United Kingdom’s referendum to withdraw from the European Union;

•	our dependence on our existing relationship and agreement with Southwest Airlines;

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

•
the refusal of content providers to license content to us, operational complexity and increased costs or reducing content that we offer due to challenges maintaining and tracking our music content licenses and rights related thereto, which could cause a decline in customer retention or inability to win new business;

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

•
compliance with U.S. and foreign regulatory agencies, including the Federal Aviation Administration (“FAA”), the U.S. Department of Treasury’s Office of Foreign Asset Control (“OFAC”), Federal Communications Commission (“FCC”), and Federal Trade Commission (“FTC”) and their foreign equivalents in the jurisdictions in which we and our customers operate;

•	regulation by foreign government agencies that increases our costs of providing services or requires us to change services:

•	changes in government regulation of the Internet, including e-commerce or online video distribution;

•
our ability to comply with trade, export, anti-money laundering and anti-bribery practices and data protection laws, especially the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act and the General Data Protection Regulation;

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

•
our ability to meet the continued listing requirements of The Nasdaq Stock Market (“Nasdaq”), in particular given our recent history of delinquent periodic filings with the U.S. Securities and Exchange Commission (“SEC”) and our receipt of a notice from Nasdaq that our stock price does not meet the minimum $1.00 per share stock price requirement pursuant to Nasdaq rules;

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

The forward-looking statements herein speak only as of the date the statements are made as of the filing date of this Form 10-Q. You should not put undue reliance on any forward-looking statements. We assume no obligation to update forward-looking statements to reflect actual results, changes in assumptions or changes in other factors affecting forward-looking information, except to the extent required by applicable securities laws. If we do update one or more forward-looking statements, no inference should be drawn that we will make additional updates with respect to those or other forward-looking statements.

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

For the six months ended June 30, 2019 and 2018, we reported revenue of $324.1 million and $322.5 million, respectively. For the six months ended June 30, 2019 and 2018, one airline customer, Southwest Airlines, Inc. (“Southwest Airlines”) accounted for 20% and 18%, respectively, of our total revenue.

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

The growth of our Connectivity segment is dependent upon a number of factors, including the rates at which we increase the number of installed connectivity systems for new and existing customers, customer demand for connectivity services and the prices at (and pricing models under) which we can offer them, government regulations and approvals, customer adoption, take rates (or overall usage of our connectivity services by end-users), the general availability and pricing of satellite bandwidth globally, pricing pressures from our competitors, general travel industry trends, new and competing connectivity technologies, our ability to manage the underlying economics of connectivity services on a global basis and the security of those systems. The regulatory grounding of Boeing’s 737 MAX aircraft type (“MAX aircraft”) during 2019, which was necessitated by flight incidents beyond our control and unrelated to passenger connectivity systems, imposes certain risks for us. Prior to the grounding, MAX aircraft represented approximately 1% of our total Connectivity service revenue.

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

A substantial amount of our Connectivity segment’s revenue is derived from Southwest Airlines, a U.S. based airline. Our contract with Southwest Airlines provides for a term of services through 2025, and includes a commitment from Southwest for live television services. We have continued to install our connectivity systems on additional Southwest Airlines aircraft. Under the contract, we committed to deploy increased service capacity (and our patented technology) to deliver a significantly enhanced passenger experience. We utilize a “monthly recurring charge” revenue model with Southwest Airlines that provides us with long-term revenue visibility. The contract also provides for additional rate cards for ancillary services and the adoption of a fleet management plan.

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

We are strongly committed to addressing these material weaknesses, which we believe will strengthen our business as we continue to work on, enhance and implement our remediation plan. However, we are uncertain as to our timing to complete the remediation, the extent to which such efforts will deplete our cash reserves and our ability to succeed in the remediation. If we are unable to establish and maintain effective internal control over financial reporting, we may not be able to detect and prevent a material misstatement in our financial statements, and we may be unable to timely file our periodic SEC reports or identify and forecast certain business trends and certain aspects of our financial performance, which could negatively impact our ability to focus on and achieve our business objectives. See Item 9A: Controls and Procedures of our 2018 Form 10-K for a discussion of our material weaknesses and remediation efforts.

Future Strategic Initiatives

Potential Sales of Certain Business or Assets

As part of our strategic initiatives, we are considering the divestiture of various businesses and assets, including the potential sale of elements of our Maritime, Enterprise and Government (“MEG”) business unit. Based on the preliminary level of interest, we retained a financial advisor in April 2019 to evaluate offers for these non-aviation components of our Connectivity business. We expect to conclude our evaluation during the third quarter. We are also considering the sale of certain joint venture interests, consistent with our strategy to reduce leverage and focus our resources.

Key Components of Consolidated Statements of Operations
There have been no material changes to the key components of our condensed consolidated statements of operations as described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2018 Form 10-K.

Critical Accounting Estimates

The preparation of our condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the notes to the financial statements. Some of those judgments can be subjective and complex, and therefore, actual results could differ materially from those estimates under different assumptions or conditions. A summary of our critical accounting policies is presented in Part II, Item 7, of our 2018 Form 10-K. There were no other material changes to our critical accounting policies during the six months ended June 30, 2019.

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

Unaudited Condensed Consolidated Statement of Operations Data (in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenue	$157,467	$165,962	$324,086	$322,459
Operating expenses:
Cost of sales	124,217	126,731	258,411	245,210
Sales and marketing	7,365	10,877	15,614	20,492
Product development	6,125	9,872	13,104	18,206
General and administrative	27,161	29,799	55,141	68,235
Provision for (gain from) legal settlements	25	(141)	533	375
Amortization of intangible assets	7,800	10,357	15,599	20,920
Total operating expenses (including cost of sales)	172,693	187,495	358,402	373,438
Loss from operations	(15,226)	(21,533)	(34,316)	(50,979)
Other expense	(19,917)	(20,655)	(38,306)	(34,201)
Loss before income taxes	(35,143)	(42,188)	(72,622)	(85,180)
Income tax expense (benefit)	3,317	3,722	3,447	(987)
Net loss	$(38,460)	$(45,910)	$(76,069)	$(84,193)

The following table provides, for the periods presented, the depreciation expense included in the above line items (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Cost of sales	$8,662	$11,475	$17,596	$19,557
Sales and marketing	912	1,065	1,914	1,830
Product development	772	967	1,607	1,629
General and administrative	3,378	2,925	6,760	6,099
Total	$13,724	$16,432	$27,877	$29,115

The following table provides, for the periods presented, the stock-based compensation expense included in the above line items (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Cost of sales	$89	$80	$116	$260
Sales and marketing	34	98	87	291
Product development	112	139	180	450
General and administrative	2,092	1,913	3,233	4,867
Total	$2,327	$2,230	$3,616	$5,868

The following table provides, for the periods presented, our results of operations, as a percentage of revenue, for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenue	100%	100%	100%	100%
Operating expenses:
Cost of sales	79%	76%	80%	76%
Sales and marketing	5%	7%	5%	6%
Product development	4%	6%	4%	6%
General and administrative	17%	18%	17%	21%
Amortization of intangible assets	5%	6%	5%	6%
Total operating expenses	110%	113%	111%	116%
Loss from operations	(10)%	(13)%	(11)%	(16)%
Other expense	(13)%	(12)%	(12)%	(11)%
Loss before income taxes	(22)%	(25)%	(22)%	(26)%
Income tax expense (benefit)	2%	2%	1%	—%
Net loss	(24)%	(28)%	(23)%	(26)%

Three Months Ended June 30, 2019 and 2018

Operating Segments

Segment revenue, expenses and gross margin for the three months ended June 30, 2019 and 2018 derived from our Media & Content and Connectivity operating segments were as follows (in thousands):

	Three Months Ended June 30,
	2019	2018
Revenue:
Media & Content
Licensing and services	$74,013	$83,455
Connectivity
Services	71,116	72,973
Equipment	12,338	9,534
Total	83,454	82,507
Total revenue	$157,467	$165,962
Cost of Sales:
Media & Content
Licensing and services	$57,604	$58,456
Connectivity
Services	58,704	63,848
Equipment	7,909	4,427
Total	66,613	68,275
Total cost of sales	$124,217	$126,731
Gross margin:
Media & Content	$16,409	$24,999
Connectivity	16,841	14,232
Total gross margin	33,250	39,231
Other operating expenses	48,476	60,764
Loss from operations	$(15,226)	$(21,533)

Revenue

Media & Content
Media & Content operating segment revenue for the three months ended June 30, 2019 and 2018 was as follows (in thousands, except for percentages):

	Three Months Ended June 30,
	2019	2018	Change
Licensing and Services	$74,013	$83,455	(11)%

Media & Content Licensing and Services Revenue
Media & Content licensing and services revenue decreased by $9.4 million, or 11%, to $74.0 million for the three months ended June 30, 2019, compared to $83.5 million for the three months ended June 30, 2018. The decrease was driven by a significant drop in our (i) aviation content service provisioning (“CSP”) revenues, including lab and distribution services, and the (ii) related sales of digital media products, including games & apps (such as our proprietary eMeal Menu, eReader and eShopping). Specifically, our media & content results were impacted by the following:

•
Aviation client wins and losses: Revenues increased by $4.5 million due to contract wins with certain leading global airlines. This increase was offset by a decrease of $6.8 million attributed to lost revenue from other CSP airline partners mostly operating within the EMEA region.

•
Repricing and volume changes: Revenues decreased by $1.8 million due to repricing of our long-haul contracts with certain CSP airline partners operating within the Asia-Pacific and Americas’ markets. In addition, our distribution service revenues decreased by $3.4 million due to fewer titles offered for the quarter and a $1.1 million decline in games & apps revenues due to lower volume with various global airline partners. Revenues also declined by $0.8 million as a result of our airline partners’ content refresh cycle.

Connectivity
Connectivity operating segment revenue for the three months ended June 30, 2019 and 2018 was as follows (in thousands, except for percentages):

	Three Months Ended June 30,
	2019	2018	Change
Services	$71,116	$72,973	(3)%
Equipment	12,338	9,534	29%
Total	$83,454	$82,507	1%

For purposes of our discussions within this MD&A section, we use the Maritime, Enterprise and Government (“MEG”) grouping name, which is a broader business unit encompassing the same entities rolling into the Maritime & Land reporting unit as discussed in Note 5. Goodwill.

Connectivity Services Revenue
Services revenue from our Connectivity operating segment decreased by $1.9 million, or 3%, to $71.1 million for the three months ended June 30, 2019, compared to $73.0 million for the three months ended June 30, 2018, mainly due to the offsetting effects of the following:

•
Aviation expanded revenue streams: a $1.2 million increase in our Aviation connectivity revenues is due to: (i) introduction of repair station services, (ii) impact of new CSP airline partners and (iii) increased wifi service offerings, including at major airports in the U.S.; and,

•
MEG contract repricing and losses: a $3.1 million decrease in our MEG connectivity revenues due to: (i) contract renegotiations on major customers in the cruise-line business, (ii) shrinkage in our yacht business (including contract repricing), and (iii) contract losses in certain of our enterprise and government customers.

Connectivity Equipment Revenue
Equipment revenue from our Connectivity operating segment increased by $2.8 million, or 29%, to $12.3 million for the three months ended June 30, 2019, compared to $9.5 million for the three months ended June 30, 2018. The increase in equipment revenue was primarily due to the following:

•	Aviation equipment shipments: a $2.0 million increase in our Aviation equipment revenue was primarily due to equipment shipments for major aviation customers; and,

•	Maritime equipment activations: a $0.8 million increase in our MEG equipment revenues due to equipment activations during the quarter for a contract won at the beginning of 2019.

Cost of Sales

Media & Content
Media & Content operating segment cost of sales for the three months ended June 30, 2019 and 2018 was as follows (in thousands, except for percentages):

	Three Months Ended June 30,
	2019	2018	Change
Licensing and services	$57,604	$58,456	(1)%

Media & Content cost of sales decreased by $0.9 million, or 1%, to $57.6 million for the three months ended June 30, 2019, compared to $58.5 million for the three months ended June 30, 2018. Notwithstanding the overall 11% decrease in revenues, the cost of sales as a percentage of Media & Content revenues increased to 78% for the three months ended June 30, 2019, compared to 70% for the three months ended June 30, 2018. This was primarily attributable to increased pricing pressure, mix of contents consumed and one-time items, which resulted in a decline in our gross margin by 8%.

Connectivity
Cost of sales for our Connectivity operating segment for the three months ended June 30, 2019 and 2018 was as follows (in thousands, except for percentages):

	Three Months Ended June 30,
	2019	2018	Change
Services	$58,704	$63,848	(8)%
Equipment	7,909	4,427	79%
Total	$66,613	$68,275	(2)%

Connectivity services cost of sales decreased by $5.1 million, or 8%, to $58.7 million for the three months ended June 30, 2019, compared to $63.8 million for the three months ended June 30, 2018, mainly due to the offsetting effects of the following:

•
Aviation license and bandwidth cost increase: a $5.4 million increase in our Aviation cost of sales due to: (i) higher license fees to content providers and (ii) higher costs related to increased satellite capacity to support most recent wins in our aviation business; and,

•
Maritime bandwidth cost decrease: a $10.6 million decrease in our MEG cost of sales is due to lower satellite bandwidth and communication costs in our cruise and yacht connectivity businesses as the Company continues to negotiate more favorable rates with our satellite vendors.

As a percentage of Connectivity services revenue, Connectivity service cost of sales decreased to 83% during the three months ended June 30, 2019, compared to 87% for the three months ended June 30, 2018. This decrease is a reflection of our continued efforts to re-negotiate existing bandwidth arrangements with satellite vendors for more favorable rates.

Connectivity equipment cost of sales increased by $3.5 million, or 79%, to $7.9 million for the three months ended June 30, 2019 compared to $4.4 million for the three months ended June 30, 2018, mainly due to the following:

•	Aviation equipment cost increase: a $2.9 million increase in our Aviation cost of sales refers to the cost of equipment deliveries for major customers; and,

•
Maritime equipment cost increase: $0.5 million increase in our MEG cost of sales mainly represents the cost of equipment activations during the current quarter for a contract won at the beginning of 2019.

As a percentage of Connectivity equipment revenue, Connectivity equipment cost of sales increased as a percentage of Connectivity Equipment revenue to 64% during the three months ended June 30, 2019, compared to 46% for the three months ended June 30, 2018. The increase in cost as a percentage of revenue was primarily driven by Company’s strategy to sell certain of our equipment at a discount in order to gain market share.

Other Operating Expenses

Other operating expenses for the three months ended June 30, 2019 and 2018 were as follows (in thousands, except for percentages):

	Three Months Ended June 30,
	2019	2018	Change
Sales and marketing	$7,365	$10,877	(32)%
Product development	6,125	9,872	(38)%
General and administrative	27,161	29,799	(9)%
Provision for (gain from) legal settlements	25	(141)	(118)%
Amortization of intangible assets	7,800	10,357	(25)%
Total	$48,476	$60,764	(20)%

Sales and Marketing
Sales and marketing expenses decreased by $3.5 million, or 32%, to $7.4 million for the three months ended June 30, 2019, compared to $10.9 million for the three months ended June 30, 2018. The decrease can be attributed to a $1.9 million decrease in employee cost due to headcount reduction. The remaining $1.7 million decrease was due to: (i) lower professional services relating to outside marketing consultants, and (ii) reduction in travel and entertainment expenses.

Product Development
Product development expenses decreased by $3.7 million, or 38%, to $6.1 million for the three months ended June 30, 2019, compared to $9.9 million for the three months ended June 30, 2018. The decrease can be attributed to a $2.3 million decrease in employee cost due to headcount reduction. The remaining $1.3 million decrease was due to: (i) lower professional services from reduction in outside consultants, and (ii) reduction in travel and entertainment expenses.

General and Administrative
General and administrative costs decreased by $2.6 million, or 9%, to $27.2 million during the three months ended June 30, 2019, compared to $29.8 million for the three months ended June 30, 2018. The decrease can be attributed to: (i) $1.6 million decrease in employee cost resulting from headcount reduction, and (ii) lower professional and outside services costs by $1.1 million, including reductions in advisory services, audit fees, legal fees and outside contractors.

These decreases in our functional non-segment costs, including sales and marketing, product development and general & administration, are positive reflections of our operating expense savings initiatives, which started in 2018 and included the simplification of our management structure and global footprint consolidation.

Provision for Legal Settlements
The provision for legal settlements in the three months ended June 30, 2019 and June 30, 2018 remained flat. See Note 10. Commitments and Contingencies to our unaudited condensed consolidated financial statements (Part I, Item 1 of this Form 10-Q) for a summary of our ongoing litigation and other legal claims.

Amortization of Intangible Assets
Amortization expense decreased $2.6 million, or 25%, to $7.8 million during the three months ended June 30, 2019, compared to $10.4 million for the three months ended June 30, 2018. The decrease was due to a portion of our acquired intangible assets from prior acquisitions becoming fully amortized during the period.

Other (Expense) Income, net
Other expense for the three months ended June 30, 2019 and 2018 was as follows (in thousands, except for percentages):

	Three Months Ended June 30,
	2019	2018	Change
Interest expense, net	$(22,329)	$(19,755)	13%
Income from equity method investments	2,517	428	488%
Change in fair value of derivatives	—	(655)	(100)%
Other expense, net	(105)	(673)	(84)%
Total	$(19,917)	$(20,655)	(4)%

Other expense, net decreased $0.7 million, or 4%, to $19.9 million for the three months ended June 30, 2019, compared to other expense of $20.7 million for the three months ended June 30, 2018. This was driven primarily by higher income from our equity method investments of $2.1 million, offset by an increase in net interest expense of $2.6 million, or 13%, attributed to the Second Lien Notes. In addition, other (expense) income, net, decreased by $0.6 million, due to fluctuations in foreign currency and decreased by $0.7 million as a result of changes in the fair value of the derivative liability which is driven by our stock price volatility.

Income Tax Expense
The Company recorded income tax provisions of $3.3 million and $3.7 million for the three months ended June 30, 2019 and 2018, respectively. The tax provision for the three months ended June 30, 2019 is primarily attributable to the effects of foreign tax rate differences, foreign withholding taxes and changes in valuation allowance. The tax provision during the three months ended June 30, 2018 was primarily attributable to the effects of foreign tax rate differences, foreign withholding taxes, changes in unrecognized tax benefits, and changes in valuation allowance.

Six-Months Ended June 30, 2019 and 2018

Operating Segments

Segment revenue, expenses and gross margin for the six months ended June 30, 2019 and 2018 derived from our Media & Content and Connectivity operating segments were as follows (in thousands):

	Six Months Ended June 30,
	2019	2018
Revenue:
Media & Content
Licensing and services	$154,023	$158,369
Connectivity
Services	141,584	144,585
Equipment	28,479	19,505
Total	170,063	164,090
Total revenue	$324,086	$322,459
Cost of Sales:
Media & Content
Licensing and services	$115,273	$112,910
Connectivity
Services	124,304	121,885
Equipment	18,834	10,415
Total	143,138	132,300
Total cost of sales	$258,411	$245,210
Gross margin:
Media & Content	$38,750	$45,459
Connectivity	26,925	31,790
Total gross margin	65,675	77,249
Other operating expenses	99,991	128,228
Loss from operations	$(34,316)	$(50,979)

Revenue

Media & Content
Media & Content operating segment revenue for the six months ended June 30, 2019 and 2018 was as follows (in thousands, except for percentages):

	Six Months Ended June 30,
	2019	2018	Change
Licensing and services	$154,023	$158,369	(3)%

Media & Content Licensing and Services Revenue
Media & Content licensing and services revenue decreased by $4.3 million, or 3%, to $154.0 million for the six months ended June 30, 2019, compared to $158.4 million for the three months ended June 30, 2018. This decline was driven by a drop in our (i) aviation CSP revenues, including lab and distribution services, and the (ii) related sales of digital media products, including games & apps. Specifically, our media & content results were impacted by the following:

•
Aviation client wins and losses: Revenues increased by $6.9 million due to contract wins with certain leading global airlines, which was offset by a decrease of $9.0 million of revenue attributed to recent losses with CSP airline partners operating within the EMEA region.

•
Repricing and volume changes: Revenues decreased by $3.4 million due to fewer Hollywood content offerings for an Asian partner airline, which was offset by an increase of $2.4 million in revenue due to increases in content budgets for other global airline partners.

Connectivity
Connectivity operating segment revenue for the six months ended June 30, 2019 and 2018 was as follows (in thousands, except for percentages):

	Six Months Ended June 30,
	2019	2018	Change
Services	$141,584	$144,585	(2)%
Equipment	28,479	19,505	46%
Total	$170,063	$164,090	4%

Connectivity Services Revenue
Services revenue from our Connectivity operating segment decreased by $3.0 million, or 3%, to $141.6 million for the six months ended June 30, 2019, compared to $144.6 million for the six months ended June 30, 2018, mainly due to the offsetting effects of the following:

•
Aviation expanded revenue stream and volume: a $3.1 million increase in our Aviation connectivity revenues due to: (i) introduction of repair station stream services, and (ii) growth from new CSP airline partners; offset by,

•
MEG contract repricing and losses: a $6.1 million decrease in our MEG connectivity revenues due to: (i) contract renegotiation for two (2) major customers in the cruise-line business, (ii) shrinkage in our yacht business, and (iii) contract losses in certain of our enterprise customers.

Connectivity Equipment Revenue
Equipment revenue from our Connectivity operating segment increased by $9.0 million, or 46%, to $28.5 million for the six months ended June 30, 2019, compared to $19.5 million for the six months ended June 30, 2018. The increase in equipment revenue was primarily due to the following:

•
Aviation equipment shipments: a $8.5 million increase in our Aviation equipment revenue was primarily due to an increase in equipment shipments for major aviation customers, when compared to the prior year six months ended June 30; and,

•	Maritime equipment activations: a $0.5 million increase in MEG equipment revenues due to equipment activations during the current year for a contract won at the beginning of 2019.

Cost of Sales

Media & Content
Media & Content operating segment cost of sales for the six months ended June 30, 2019 and 2018 was as follows (in thousands, except for percentages):

	Six Months Ended June 30,
	2019	2018	Change
Licensing and services	$115,273	$112,910	2%

Media & Content cost of sales increased by $2.4 million, or 2%, to $115.3 million for the six months ended June 30, 2019, compared to $112.9 million for the six months ended June 30, 2018. The cost of sales as a percentage of Media & Content revenues was at 75% and 71% for the six months ended June 30, 2019 and March 31, 2018. The increase can be attributed to a $2.2 million increase in audio cost.

Connectivity
Cost of sales for our Connectivity operating segment for the six months ended June 30, 2019 and 2018 was as follows (in thousands, except for percentages):

	Six Months Ended June 30,
	2019	2018	Change
Services	$124,304	$121,885	2%
Equipment	18,834	10,415	81%
Total	$143,138	$132,300	8%

Connectivity services cost of sales increased by $2.4 million, or 2%, to $124.3 million for the six months ended June 30, 2019, compared to $121.9 million for the six months ended June 30, 2018, mainly due to the offsetting effects of the following:

•	Aviation bandwidth cost increase: a $10.5 million increase in Aviation cost of sales is due to higher cost for our satellite bandwidth capacity costs; and,

•
Maritime bandwidth cost decrease: a $8.5 million decrease in our MEG segment due to lower satellite bandwidth and communication costs in our cruise and yacht connectivity businesses, including a favorable lease re-pricing for one of our satellite vendors.

As a percentage of Connectivity services revenue, Connectivity service cost of sales increased to 88% during the six months ended June 30, 2019, compared to 84% for the six months ended June 30, 2018. This was a result of the offsetting effects of: (i) our increased investment in satellite network capacity to support increased bandwidth requirements of existing customers and to fulfill new customer installations during the quarter, and offset partially by (ii) our continued efforts to re-negotiate existing bandwidth arrangements with satellite vendors for more favorable rates.

Connectivity equipment cost of sales increased by $8.4 million, or 81%, to $18.8 million for the six months ended June 30, 2019 compared to $10.4 million for the six months ended June 30, 2018, due to the offsetting effects of the following:

•	Aviation equipment cost increase: a $9.0 million increase in our Aviation cost of sales refers to the cost of equipment deliveries for our major customers; and,

•	Maritime equipment cost decrease: a $0.6 million decrease in our MEG cost of sales due to lower inventory cost.

As a percentage of Connectivity equipment revenue, Connectivity equipment cost of sales increased to 66% during the six months ended June 30, 2019, compared to 53% for the three months ended June 30, 2018. The 13% increase in equipment cost as a percentage of revenue was primarily driven by the Company’s strategy to sell certain of our aviation equipment at a discount.

Other Operating Expenses

Other operating expenses for the six months ended June 30, 2019 and 2018 were as follows (in thousands, except for percentages):

	Six Months Ended June 30,
	2019	2018	Change
Sales and marketing	$15,614	$20,492	(24)%
Product development	13,104	18,206	(28)%
General and administrative	55,141	68,235	(19)%
Provision for (gain from) legal settlements	533	375	42%
Amortization of intangible assets	15,599	20,920	(25)%
Total	$99,991	$128,228	(22)%

Sales and Marketing
Sales and marketing expenses decreased by $4.9 million, or 24%, to $15.6 million for the six months ended June 30, 2019, compared to $20.5 million for the six months ended June 30, 2018. The decrease can be attributed to: (i) $1.8 million decrease in employee cost due to headcount reduction, (ii) lower professional services by $1.1 million due to a reduction in outside marketing consultants, (iii) a $1.3 million reduction in travel and entertainment expenses, and (iv) $0.8 million decline in advertising expenses, all consistent with our cost reduction initiatives.

Product Development
Product development expenses decreased by $5.1 million, or 28%, to $13.1 million for the six months ended June 30, 2019, compared to $18.2 million for the six months ended June 30, 2018. The decrease can be attributed to: (i) a $2.6 million decrease in employee cost due to headcount reduction, (ii) lower professional services by $1.6 million due to reduction in outside consultants, and (iii) a $0.8 million reduction in facilities expenses.

General and Administrative
General and administrative costs decreased by $13.1 million, or 19%, to $55.1 million during the six months ended June 30, 2019, compared to $68.2 million for the six months ended June 30, 2018. The decrease can be attributed to: (i) a $5.3 million decrease in employee cost resulting from headcount reduction, (ii) lower professional services by $9.6 million due to reduction in outside consultants, (iii) a $1.1 million reduction in travel and entertainment expenses, offset by a $1.2 million increase in other general and administrative expenses which was primarily severance and employee costs.

These decreases are positive indicators of our operating expense savings initiatives, which started in 2018 and included simplification of our management structure and global footprint consolidation.

Provision for Legal Settlements
The provision for legal settlements in the six months ended June 30, 2019 and June 30, 2018 remained flat. See Note 10. Commitments and Contingencies to our unaudited condensed consolidated financial statements (Part I, Item 1 of this Form 10-Q) for a summary of our ongoing litigation and other legal claims.

Amortization of Intangible Assets
Amortization expense decreased $5.3 million, or 25%, to $15.6 million during the six months ended June 30, 2019, compared to $20.9 million for the six months ended June 30, 2018. The decrease was due to a portion of our acquired intangible assets from prior acquisitions becoming fully amortized during the period.

Other (Expense) Income, net
Other expense for the six months ended June 30, 2019 and 2018 was as follows (in thousands, except for percentages):

	Six Months Ended June 30,
	2019	2018	Change
Interest expense, net	$(43,606)	$(35,352)	23%
Income from equity method investments	4,646	1,589	192%
Change in fair value of derivatives	938	(91)	(1,131)%
Other expense, net	(284)	(347)	(18)%
Total	$(38,306)	$(34,201)	12%

Other expense, net increased by $4.1 million, or 12%, to $38.3 million for the six months ended June 30, 2019, compared to other expense of $34.2 million for the six months ended June 30, 2018. The increase was driven by an increase in interest expense of $8.3 million, or 23%, during the six months ended June 30, 2019, mainly as a result of an increase in borrowings and accretion on our debt discount. This was offset by an increase of $3.1 million in income from our equity method investments and a $1.0 million change in the fair value of derivatives which is driven by our stock price volatility.

Income Tax Expense
The Company recorded an income tax provision of $3.4 million and an income tax benefit of $1.0 million for the six months ended June 30, 2019 and 2018, respectively. The tax provision during the six months ended June 30, 2019 was primarily attributable to foreign tax rate differences, foreign withholding taxes, basis difference in convertible debt, and effects of permanent differences. The tax benefit during the six months ended June 30, 2018 was primarily attributable to the realizable benefit against the Company’s deferred tax liabilities that can be reduced by the U.S. federal indefinite life net operating loss and interest expense carryover that are no longer subject to expiration pursuant to the Tax Cuts and Jobs Act of 2017.

During the six months ended June 30, 2019, the Company recorded a $2.7 million adjustment to reduce additional paid-in capital with a corresponding reduction to income tax expense. The adjustment pertains to a difference between the book basis and tax basis of the Second Lien Notes and equity warrants with Searchlight. The initial value assigned to the equity warrants was recorded as an increase to additional paid-in capital, and a corresponding tax implication for the basis difference should have be recorded as an offsetting decrease to additional paid-in capital. This basis difference originated in 2018 and the adjustment was recorded in 2019 to correct an immaterial prior period error.

Financial Condition, Liquidity and Capital Resources

Selected financial data for the periods presented below were as follows (in thousands):

	June 30, 2019	December 31, 2018
Cash and cash equivalents	$10,853	$39,154
Total assets	702,929	717,087
Current portion of long-term debt	17,005	22,673
Long-term debt	713,281	686,938
Total stockholders’ deficit	$(300,530)	$(226,335)

Current Financial Condition

The following reflects the financial condition of our business and operations as of June 30, 2019 as well as material developments relating thereto through the date of filing of this Form 10-Q.

As of June 30, 2019, our principal sources of liquidity were our cash and cash equivalents (unrestricted) of approximately $10.9 million and the available capacity under in our loans under our revolving credit facility (the “2017 Revolving Loans”) availability of approximately $38.9 million, for a total liquidity of approximately $49.8 million. In addition, we had approximately $1.2 million of restricted cash (which amount is excluded from the $10.9 million of cash and cash equivalents noted in the table above), which was attached to the letters of credit between our subsidiaries and certain customers. Our cash is invested primarily in cash and money market funds in banking institutions in the U.S., Canada and Europe and to a lesser extent in Asia Pacific. Our total debt balance increased from $709.6 million at December 31, 2018 to $730.3 million at June 30, 2019. This was primarily driven by the financing of our operating losses and purchase of satellite transponders.

As of June 30, 2019, we had $448.7 million aggregate principal amount, net of discounts, in senior secured term loans (the “2017 Term Loans”) outstanding under our senior secured credit agreement (the “2017 Credit Agreement”); $42.4 million drawn under the 2017 Revolving Loans (excluding approximately $3.7 million in letters of credit outstanding thereunder) with remaining availability thereunder of approximately $38.9 million as of June 30, 2019; $168.0 million aggregate principal amount of outstanding Second Lien Notes, which amount includes $9.5 million of payment-in-kind (“PIK”) interest converted to principal during the six months ended June 30, 2019; $82.5 million aggregate principal amount of 2.75% convertible senior notes due 2035; and other debt outstanding of $29.8 million. We expect to draw on the 2017 Revolving Loans from time to time to fund our working capital needs and for other general corporate purposes. Please see Note 8. Financing Arrangements to our unaudited condensed consolidated financial statements (Part I, Item 1 of this Form 10-Q) for a tabular presentation of our indebtedness.

On July 19, 2019, we entered into the 2017 Credit Agreement Amendment, which, among other things, upsized the Term Loans by $40 million, reduced scheduled principal repayments over the next six quarters by an aggregate amount of approximately $26 million and provided additional stock pledges (including the remaining 35% of the equity interests of first tier foreign subsidiaries that were previously not pledged) as collateral. Net of fees and expenses, the 2017 Credit Agreement Amendment will result in approximately $61.0 million of incremental liquidity over the next 18 months, of which approximately $54.0 million will be realized within the next twelve months. Concurrently with entering into the 2017 Credit Agreement Amendment, we also entered into the Second Lien Amendment relating to the Second Lien Notes, which, among other things, removed the ability to make any cash interest payments under the Second Lien Notes so long as such payments are prohibited by the terms of the 2017 Credit Agreement, added collateral for the Second Lien Notes consistent with the additional collateral provided under the 2017 Credit Agreement and modified the prepayment premium schedule.

Our cash flows from operating activities are significantly affected by our investments in operations, including working capital and corporate infrastructure to support our ability to generate revenue and conduct operations through cost of services, product development, sales and marketing, and general and administrative activities. Net cash provided by and used in operations was $2.0 million and $42.8 million for the six months ended June 30, 2019 and 2018, respectively. Working capital deficiency increased to $70.2 million as of June 30, 2019 due to a net loss of $76.1 million for the first half of 2019.

Cash used in investing activities has historically been, and is expected to continue to be, impacted significantly by our investments in our platform, our infrastructure and equipment for our business offerings and resources to remediate material weaknesses.

During the six months ended June 30, 2019, we had additional borrowings from our revolver credit facility as well as borrowings in lieu of future potential dividend distribution from Wireless Maritime Services, LLC (an equity investment). In the six months ended June 30, 2019, cash provided by financing activities was used to fund our operating losses as our operating and investing cash flows were negatively impacted by incremental working capital needs and additional capital expenditures as we continued to restructure our operations and ramp up our business for both new customer wins and volume and capacity growth with our existing customers, while ensuring to comply with the recurring repayment terms of our revolving credit facility.

As of June 30, 2019, our consolidated unrestricted cash balance was approximately $10.9 million, of which approximately $7.1 million was held by our non-U.S. subsidiaries. If we decide to repatriate our non-U.S. cash holdings, we may incur a tax liability under U.S. tax laws on any amount that we repatriate into the U.S. In the event we elect to repatriate any of these funds, we believe we have sufficient net operating losses for the foreseeable future to offset any U.S. tax owed on repatriated income. As a result, we do not expect any such repatriation would create a tax liability in the U.S. or have a material impact on our effective tax rate.

We expect that the Amendment, our available cash balances, available capacity under the 2017 Revolving Loans and cash flows from operations (including the impact of increased revenue from new contract wins) will provide sufficient liquidity to fund our current obligations and projected working capital and capital expenditure requirements for at least the next 12 months. To strengthen our current liquidity position and to fund our ongoing operations and/or enable us to invest in new business opportunities, we have implemented cost reduction initiatives and/or may raise additional funds through asset sales, commercial financings, new revolving and term-loan facilities and the issuance of bonds, debentures and equity and equity-linked securities (in public or private offerings). However, market conditions, our future financial performance, and our history of delays in filing our periodic SEC reports, among other factors, may make it difficult or impossible for us to access debt or equity sources of capital, on favorable terms or at all, should we determine in the future to raise additional funds through these methods.

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

On April 10, 2019, S&P Global downgraded the Company’s credit rating by two notches from B- to CCC. On July 1, 2019, Moody’s upgraded the Company’s credit rating to B3.

Our assessment that we will have sufficient liquidity to continue as a going concern for at least the next 12 months is based on access to the remaining availability under our 2017 Revolving Loans (which availability as of June 30, 2019 was $38.9 million), and on underlying estimates and assumptions, including that we: (i) timely service our indebtedness and comply with the covenants (including the financial reporting covenants) in the agreements governing our indebtedness; and (ii) remain listed on Nasdaq, including by maintaining a minimum $1.00 per-share stock price requirement pursuant to Nasdaq’s listing rules.

Since March 26, 2019, our common stock has been trading below the minimum bid price of $1.00 per share required by Nasdaq’s listing rules. On May 9, 2019, we received a letter (“Notice”) from Nasdaq’s Listing Qualifications staff indicating that, based on the closing bid price of our common stock for the 30 trading days prior to our receipt of the Notice, we no longer met Nasdaq’s minimum bid price requirement. The Notice does not result in the immediate delisting of our common stock from Nasdaq. In accordance with Nasdaq rules, we have 180 calendar days from the date of the Notice in which to regain compliance. In order to regain compliance with the minimum bid price requirement, the closing bid price of our common stock must be at least $1.00 per share for a minimum of ten consecutive business days during this 180-day period. In the event that we do not regain compliance within this 180-day period, we may be eligible to seek an additional compliance period of 180 calendar days if we (i) meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for the Nasdaq Capital Market, with the exception of the bid price requirement, and (ii) provide written notice to Nasdaq of our intent to cure the deficiency during this second compliance period, including by effecting a reverse stock split, if necessary. However, if it appears to the Nasdaq staff that we will not be able to cure the deficiency, or if we are otherwise not eligible, Nasdaq will provide notice to us that we will not be eligible for the additional compliance period and our common stock will be subject to delisting. We would then be entitled to appeal the determination to a Nasdaq Listing Qualifications Panel and request a hearing.

We will consider our available options to regain compliance. There can be no assurance that we will be able to regain compliance with the minimum bid price requirement or maintain compliance with the other listing requirements. A delisting of our common stock from Nasdaq would constitute a “fundamental change” under the terms of the indenture governing the Convertible Notes. This would give the holders of the Convertible Notes the option to require us to repurchase all or a portion of their Convertible Notes at a repurchase price equal to 100% of the principal amount thereof. In this event, we may not able to repurchase such tendered notes.

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

Cash and Cash Equivalents

Our cash and cash equivalents are maintained at several financial institutions. Deposits held may exceed the amount of insurance provided on such deposits. Generally, our deposits may be redeemed upon demand and are maintained with a financial institution of reputable credit and, therefore, bear minimal credit risk. As of June 30, 2019, and December 31, 2018, approximately $7.1 million and $17.7 million of our cash and cash equivalents, respectively, were held by our foreign subsidiaries.

Sources and Uses of Cash—Six Months Ended June 30, 2019 and 2018

A summary of our cash flow activities for the six months ended June 30, 2019 and 2018 is as follows (in thousands):

	Six Months Ended June 30,
	2019	2018
Net cash provided by/(used in) operating activities	$1,972	$(42,827)
Net cash used in investing activities	(13,442)	(24,472)
Net cash (used in)/provided by financing activities	(16,659)	58,320
Effects of exchange rate changes on cash, cash equivalents and restricted cash	199	(96)
Net decrease in cash, cash equivalents and restricted cash	(27,930)	(9,075)
Cash, Cash Equivalents and Restricted Cash at January 1	39,955	51,868
Cash, Cash Equivalents and Restricted Cash at June 30	$12,025	$42,793

Cash Flows Provided by/(Used in) Operating Activities

Six Months Ended June 30, 2019
Net cash provided by our operating activities of $2.0 million primarily reflects a decrease in accounts receivable due to improvement in our collection efforts, offset by our net loss of $76.1 million during the period, which included net non-cash charges of $60.1 million primarily related to depreciation and amortization expenses of $43.5 million and other items netting to a charge of $16.6 million.

The remainder of our sources of cash used in operating activities was a result of positive net cashflows of $12.9 million resulting from changes in working capital balances, predominantly driven by advanced billings made on aviation contracts won recently, and negotiated longer payment terms for one of our satellite bandwidth capacity arrangements.

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

Cash Flows Used in Investing Activities

Six Months Ended June 30, 2019
Net cash used in investing activities during the six months ended June 30, 2019 of $13.4 million was due to purchases of property and equipment, principally relating to the purchase of expanded connectivity infrastructure to support our growth.

Six Months Ended June 30, 2018
Net cash used in investing activities during the six months ended June 30, 2018 of $24.5 million was due to purchases of property, and equipment, principally relating to the transponders purchased and expanding connectivity infrastructure.

Cash Flows Provided by/(Used in) Financing Activities

Six Months Ended June 30, 2019
Net cash used by financing activities of $16.7 million was primarily due to higher repayments over borrowings under our 2017 Revolving Loans and installment payments on additional transponder purchases during the first quarter of 2019 made through financing arrangements. We also had borrowings from related parties of $7.4 million during the 1st quarter, as further detailed in Note 9. Related Party Transactions. Further, we borrowed $34.7 million on the 2017 Revolving Loans which was offset by repayments of $46.3 million on the 2017 Revolving Loans, as well as additional repayments of indebtedness in the amount of $9.4 million.

Six Months Ended June 30, 2018
Net cash provided by financing activities of $58.3 million was primarily due to net proceeds of $143.0 million received in connection with the Searchlight investment. This was partially offset by the repayment in full of our senior secured revolving credit facility in the amount of $78.0 million and principal payments on our senior secured term loan facility and other debts of approximately $6.7 million.

Long-Term Debt

As of June 30, 2019 and December 31, 2018, our long-term debt consisted of the following (in thousands):

	June 30, 2019	December 31, 2018
Senior secured term loan facility, due January 2023	$468,750	$478,125
Senior secured revolving credit facility, due January 2022	42,415	54,015
Second lien notes, due June 2023	167,957	158,450
2.75% convertible senior notes due 2035	82,500	82,500
Other debt	29,847	1,707
Unamortized bond discounts, fair value adjustments and issue costs, net	(61,183)	(65,186)
Total carrying value of debt	730,286	709,611
Less: current portion, net	(17,005)	(22,673)
Total non-current	$713,281	$686,938

The aggregate contractual maturities of all borrowings as of June 30, 2019 were as follows (in thousands):

Years Ending December 31,	Amount
2019 (remaining six months)	$11,133
2020	29,430
2021	25,041
2022	67,457
2023	575,500
Thereafter	82,908
Total	$791,469

The previous table excludes future purchase commitments with some of our connectivity vendors to secure future inventory for our airline customers and commitments related to ongoing engineering and antenna projects. At June 30, 2019, we also had outstanding letters of credit in the amount of $4.2 million, of which $3.7 million was issued under the letter of credit facility under the 2017 Credit Agreement.

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
As of June 30, 2019, we were in compliance with all financial and non-financial covenants under the 2017 Credit Agreement, including the Financial Reporting and Leverage Ratio covenants, and based on our current projections, we expect to remain in compliance with such covenants for at least the next 12 months.
You should also refer to the section titled “Risks Related to Our Indebtedness” in Part I, Item 1A. Risk Factors in our 2018 Form 10-K, for an explanation of the consequences of our failure to satisfy these covenants.

Contractual Obligations
For a discussion of movie license and Internet protocol television commitments, minimum lease obligations, satellite capacity, and other contractual commitments as of June 30, 2019 and for periods subsequent thereto, see Note 10. Commitments and Contingencies to the unaudited condensed consolidated financial statements (contained in Part I, Item 1 of this Form 10-Q) for a discussion.

Off -Balance Sheet Arrangements
As of June 30, 2019, we did not have any off-balance sheet arrangements that have, or are reasonably likely to have, a material effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

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

As of the end of the period covered by this Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) pursuant to Rule 13a-15 of the Exchange Act. Based upon that evaluation, as a result of the material weaknesses in internal control over financial reporting identified in our 2018 Form 10-K, our Chief Executive Officer (who is our principal executive officer) and Chief Financial Officer (who is our principal financial officer) concluded that as of June 30, 2019, the end of the period covered by this Form 10-Q, our disclosure controls and procedures were not effective.

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

Remediation Initiatives

Since the identification of the material weaknesses, management has taken steps to strengthen its processes and control environment, and enhance communication and training related to Sarbanes Oxley requirements (“SOX”). Moreover, management has taken additional measures to strengthen accounting policy documentation for its complex processes and transactions and continues to enhance our financial control governance structure. During the fiscal quarter ended June 30, 2019, we continued to enhance our overall control environment, including process level controls to help ensure that control operators have adequate time to demonstrate that these controls are operating effectively for the fiscal year ending December 31, 2019.

Other Changes

We commenced efforts in the design and implementation of new process level controls in connection with the adoption of Topic 842, which are reasonably likely to materially affect internal control over financial reporting.

Under the direction of the Audit Committee of our Board, management will continue to review and make necessary changes to the overall design of our internal control environment, as well as to policies and procedures to improve the overall effectiveness of internal controls during the fiscal year ending December 31, 2019.
Aside from the actions taken as described above, there have been no changes in our internal control over financial reporting, that occurred during the three months ended June 30, 2019, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. Management continues to implement the comprehensive remediation program as disclosed in Part II. Item 9A. “Controls and Procedures” in our 2018 Form 10-K to ensure that control deficiencies contributing to the material weakness are remediated and that our controls operate effectively.

PART II — OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

Certain legal proceedings in which we are involved are discussed in Part I, Item 3 of our 2018 Form 10-K and in Note 10. Commitments and Contingencies, to the condensed consolidated financial statements included in this Form 10-Q. There have been no material updates to such legal proceedings.

ITEM 1A.    RISK FACTORS

Our risk factors are described in the “Risk Factors” section of our 2018 Form 10-K. There have been no material changes to our risk factors since the filing of the 2018 Form 10-K, except as follows:

•	Our ability to utilize our net operating loss carryforwards and certain other tax attributes may be limited.
Under Section 382 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change” (generally defined as a greater than 50% change (by value) in the ownership of its equity over a three-year period), the corporation’s ability to use its pre-change net operating loss carryforwards and certain other pre-change tax attributes to offset its post-change income may be limited. We may have experienced such ownership changes in the past, including in connection with the recent sale by PAR of all of its stock in our company, and we may experience ownership changes in the future as a result of shifts in our stock ownership, some of which are outside our control. As of December 31, 2018, we had federal net operating loss carryforwards of approximately $374.5 million, and our ability to utilize those net operating loss carryforwards could be limited by an “ownership change” as described above, which could result in increased tax liability to us.

ITEM 6.    EXHIBITS

		Incorporated by Reference
Exhibit No.	Exhibit Index	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith
10.1	Offer of Employment, dated May 6, 2019, between the Global Eagle Entertainment Inc. and Christian Mezger.	8-K	001-35176	10.1	5/14/2019
10.2	Omnibus Incremental Term Loan and Seventh Amendment to Credit Agreement and Amendment to Security Agreement, dated as of July 19, 2019, by and among Global Eagle Entertainment Inc., the guarantors party thereto, the lenders party thereto, and Citibank N.A., as administrative agent.	8-K	001-35176	10.1	7/19/2019
10.3	Second Amendment to Securities Purchase Agreement and Amended Security Agreement, dated as of July 19, 2019, by and among Global Eagle Entertainment Inc., the guarantors party thereto, Cortland Capital Market Services LLC, as collateral agent, and each purchaser party thereto.	8-K	001-35176	10.2	7/19/2019
10.4	Amendment No. 1 to Intercreditor and Subordination Agreement and Consent and Reaffirmation, dated as of July 19, 2019, by and among Global Eagle Entertainment Inc., certain guarantors party thereto, Citibank, N.A., as administrative agent for the First Lien Credit Agreement Secured Parties, and Cortland Capital Market Services LLC, as collateral agent for the Second Lien Securities Purchase Agreement Secured Parties.	8-K	001-35176	10.3	7/19/2019
10.5	Separation Agreement and General Release dated May 27, 2019, between Global Eagle Entertainment Inc. and Paul Rainey.	8-K	001-35176	10.1	5/31/2019
10.6	Offer of Employment, dated June 7, 2019, between Global Eagle Entertainment Inc. and R. Jason Everett.	8-K	001-35176	10.1	8/8/2019
31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).					X
31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).					X
32.1	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.					X
32.2	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.					X
101.INS	XBRL Instance Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 9, 2019.

GLOBAL EAGLE ENTERTAINMENT INC.
By:	/s/ CHRISTIAN MEZGER
Christian Mezger
Chief Financial Officer
(Principal Financial Officer)