Form 10-Q
period 2019-09-30
Global Eagle Entertainment Inc.
filed 2019-11-08
CIK 1512077

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

(Class)	(Outstanding as of October 31, 2019)
COMMON STOCK, $0.0001 PAR VALUE	92,860,448	SHARES

GLOBAL EAGLE ENTERTAINMENT INC.

FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2019

PART I — FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS

GLOBAL EAGLE ENTERTAINMENT INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except share and per share amounts)

	September 30, 2019	December 31, 2018
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$9,728	$39,154
Restricted cash	908	801
Accounts receivable, net	99,132	97,623
Inventories, net	31,827	34,649
Prepaid expenses	3,307	9,104
Other current assets	11,605	10,498
TOTAL CURRENT ASSETS	156,507	191,829
Content library	4,566	6,966
Property and equipment, net	158,931	176,577
Right-of-use assets, net	34,921	—
Goodwill	159,591	159,562
Intangible assets, net	61,754	84,136
Equity method investments	81,514	83,135
Other non-current assets	25,624	14,882
TOTAL ASSETS	$683,408	$717,087
LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$186,159	$177,056
Deferred revenue	10,421	7,430
Current portion of long-term debt and finance leases	16,533	22,673
Current portion of operating lease liabilities	5,177	—
Other current liabilities	8,533	5,032
TOTAL CURRENT LIABILITIES	226,823	212,191
Deferred revenue, non-current	86	1,116
Long-term debt and finance leases	736,317	686,938
Long-term operating lease liabilities	22,258	—
Deferred tax liabilities	7,334	8,406
Other non-current liabilities	30,935	34,771
TOTAL LIABILITIES	1,023,753	943,422
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ DEFICIT:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized, no shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively	—	—
Common stock, $0.0001 par value; 375,000,000 shares authorized, 95,896,901 and 94,835,320 shares issued, 92,843,267 and 91,781,686 shares outstanding, at September 30, 2019 and December 31, 2018, respectively	10	10
Treasury stock, 3,053,634 shares at September 30, 2019 and December 31, 2018	(30,659)	(30,659)
Additional paid-in capital	817,771	814,488
Subscriptions receivable	(597)	(597)
Accumulated deficit	(1,126,801)	(1,009,458)
Accumulated other comprehensive loss	(69)	(119)
TOTAL STOCKHOLDERS’ DEFICIT	(340,345)	(226,335)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$683,408	$717,087
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GLOBAL EAGLE ENTERTAINMENT INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenue:
Licensing and services	$152,520	$157,604	$448,127	$460,560
Equipment	17,369	6,423	45,848	25,927
Total revenue	169,889	164,027	493,975	486,487
Cost of sales:
Licensing and services	117,875	123,126	357,452	357,523
Equipment	13,998	5,443	32,832	15,859
Total cost of sales	131,873	128,569	390,284	373,382
Gross margin	38,016	35,458	103,691	113,105
Operating expenses:
Sales and marketing	6,675	8,989	22,289	29,499
Product development	6,740	7,477	19,844	25,536
General and administrative	28,275	31,620	83,416	100,384
Provision for (gain from) legal settlements	5,555	(509)	6,088	(134)
Amortization of intangible assets	6,778	9,447	22,377	30,367
Total operating expenses	54,023	57,024	154,014	185,652
Loss from operations	(16,007)	(21,566)	(50,323)	(72,547)
Other (expense) income:
Interest expense, net	(23,881)	(20,048)	(67,487)	(55,399)
Income from equity method investments	3,130	2,022	7,776	3,611
Change in fair value of derivatives	(6)	(196)	932	(287)
Other expense, net	(202)	(588)	(486)	(936)
Loss before income taxes	(36,966)	(40,376)	(109,588)	(125,558)
Income tax expense	4,308	2,852	7,755	$1,865
Net loss	$(41,274)	$(43,228)	$(117,343)	$(127,423)

Net loss per share – basic and diluted	$(0.45)	$(0.47)	$(1.27)	$(1.40)
Weighted average shares outstanding – basic and diluted	92,737	91,408	92,279	91,101

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GLOBAL EAGLE ENTERTAINMENT INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net loss	$(41,274)	$(43,228)	$(117,343)	$(127,423)
Other comprehensive income (loss):
Unrealized foreign currency translation adjustments	(193)	(79)	50	(278)
Other comprehensive income (loss)	(193)	(79)	50	(278)
Comprehensive loss	$(41,467)	$(43,307)	$(117,293)	$(127,701)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GLOBAL EAGLE ENTERTAINMENT INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT (UNAUDITED)
(in thousands)

	Common Stock		Treasury Stock		Additional	Subscriptions	Accumulated	Accumulated Other	Total
	Shares	Amount	Shares	Amount	Paid-in Capital	Receivable	Deficit	Comprehensive Loss	Stockholders’ Deficit
Balance at December 31, 2017	93,835	$10	(3,054)	$(30,659)	$779,565	$(578)	$(773,791)	$(22)	$(25,475)
Adoption of ASC 606 - Cumulative Adjustment	—	—	—	—	—	—	933	—	933
Equity warrants issued in connection with Second Lien Notes	—	—	—	—	24,196	—	—	—	24,196
Restricted stock units vested and distributed, net of tax	62	—	—	—	(50)	—	—	—	(50)
Stock-based compensation	—	—	—	—	3,644	—	—	—	3,644
Interest income on subscription receivable	—	—	—	—	—	(6)	—	—	(6)
Net loss	—	—	—	—	—	—	(38,284)	—	(38,284)
Balance at March 31, 2018	93,897	$10	(3,054)	$(30,659)	$807,355	$(584)	$(811,142)	$(22)	$(35,042)
Restricted stock units vested and distributed, net of tax	440	—	—	—	(210)	—	—	—	(210)
Stock-based compensation	—	—	—	—	2,224	—	—	—	2,224
Interest income on subscription receivable	—	—	—	—	—	(7)	—	—	(7)
Net loss	—	—	—	—	—	—	(45,910)	—	(45,910)
Comprehensive loss, net of tax	—	—	—	—	—	—	—	(199)	(199)
Balance at June 30, 2018	94,337	$10	(3,054)	$(30,659)	$809,369	$(591)	$(857,052)	$(221)	$(79,144)
Restricted stock units vested and distributed, net of tax	406	—	—	—	(141)	—	—	—	(141)
Stock-based compensation	—	—	—	—	2,678	—	—	—	2,678
Interest income on subscription receivable	—	—	—	—	—	(6)	—	—	(6)
Net loss	—	—	—	—	—	—	(43,228)	—	(43,228)
Comprehensive loss, net of tax	—	—	—	—	—	—	—	(79)	(79)
Balance at September 30, 2018	94,743	$10	(3,054)	$(30,659)	$811,906	$(597)	$(900,280)	$(300)	$(119,920)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GLOBAL EAGLE ENTERTAINMENT INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT) (UNAUDITED) (continued)
(In thousands)

	Common Stock		Treasury Stock		Additional	Subscriptions	Accumulated	Accumulated Other	Total
	Shares	Amount	Shares	Amount	Paid-in Capital	Receivable	Deficit	Comprehensive Loss	Stockholders’ Deficit
Balance at December 31, 2018	94,835	$10	(3,054)	$(30,659)	$814,488	$(597)	$(1,009,458)	$(119)	$(226,335)
Restricted stock units vested and distributed, net of tax	330	—	—	—	(117)	—	—	—	(117)
Stock-based compensation	—	—	—	—	2,389	—	—	—	2,389
Tax effect relating to the beneficial conversion feature of Second Lien Notes	—	—	—	—	(2,688)	—	—	—	(2,688)
Net loss	—	—	—	—	—	—	(37,609)	—	(37,609)
Unrealized foreign currency translation adjustments	—	—	—	—	—	—	—	233	233
Balance at March 31, 2019	95,165	$10	(3,054)	$(30,659)	$814,072	$(597)	$(1,047,067)	$114	$(264,127)
Restricted stock units vested and distributed, net of tax	515	—	—	—	(147)	—	—	—	(147)
Stock-based compensation	—	—	—	—	2,194	—	—	—	2,194
Net loss	—	—	—	—	—	—	(38,460)	—	(38,460)
Unrealized foreign currency translation adjustments	—	—	—	—	—	—	—	10	10
Balance at June 30, 2019	95,680	$10	(3,054)	$(30,659)	$816,119	$(597)	$(1,085,527)	$124	$(300,530)
Restricted stock units vested and distributed, net of tax	217	—	—	—	(11)	—	—	—	(11)
Stock-based compensation	—	—	—	—	1,663	—	—	—	1,663
Net loss	—	—	—	—	—	—	(41,274)	—	(41,274)
Unrealized foreign currency translation adjustments	—	—	—	—	—	—	—	(193)	(193)
Balance at September 30, 2019	95,897	$10	(3,054)	$(30,659)	$817,771	$(597)	$(1,126,801)	$(69)	$(340,345)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GLOBAL EAGLE ENTERTAINMENT INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Nine Months Ended September 30,
	2019	2018
OPERATING ACTIVITIES:
Net loss	$(117,343)	$(127,423)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization of property and equipment and intangibles	64,265	74,517
Amortization of right-of-use asset	3,905	—
Amortization of content library	5,475	9,515
Non-cash interest expense, net	21,540	14,782
Change in fair value of derivatives	(932)	287
Stock-based compensation	5,360	9,785
Tax effect of Second Lien Notes’ beneficial conversion feature	(2,688)	—
Loss on disposal of fixed assets	383	403
Earnings from equity method investments	(7,776)	(3,611)
Distributions received from equity method investments	1,789	—
Provision for (recovery of) bad debts	1,501	(313)
Deferred income taxes	(992)	(8,722)
Others	379	(975)
Changes in operating assets and liabilities:
Accounts receivable	(3,010)	8,459
Inventories	1,937	(14,088)
Prepaid expenses and other current assets	4,690	5,167
Content library	(3,607)	(7,665)
Other non-current assets	(10,715)	(1,634)
Accounts payable and accrued liabilities	14,959	(34,378)
Deferred revenue	1,961	4,604
Other liabilities	10,919	1,825
Net cash used in operating activities	$(8,000)	$(69,465)
INVESTING ACTIVITIES:
Purchases of property and equipment	$(17,788)	$(33,523)
Net cash used in investing activities	$(17,788)	$(33,523)
FINANCING ACTIVITIES:
Proceeds from issuance of Second Lien Notes and equity warrants	$—	$150,000
Proceeds from additional capacity on term loan	40,000	—
Proceeds from borrowings on revolving credit facility	47,650	31,600
Repayment of revolving credit facility	(80,650)	(80,585)
Debt issuance costs	(3,772)	(6,968)
Repayments of indebtedness	(11,235)	(10,218)
Borrowings from related party	7,350	—
Principal payments of finance leases	(663)	—
Payment of satellite purchase financing	(2,300)	—
Net cash (used in)/provided by financing activities	(3,620)	83,829
Effects of exchange rate changes on cash, cash equivalents and restricted cash	89	$(177)
Net decrease in cash, cash equivalents and restricted cash	(29,319)	(19,336)
Cash, cash equivalents and restricted cash at January 1	39,955	51,868
Cash, cash equivalents and restricted cash at September 30	$10,636	$32,532
SIGNIFICANT NON-CASH ACTIVITIES:

Purchase consideration for equipment included in accounts payable	$105	$3,576
Conversion of PIK interest on our Second Lien Notes to additional principal	19,584	8,450
Financing of purchased satellite transponders included in property and equipment	8,500	—
Distributions from equity method investments offset against demand promissory note	7,350	4,900

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GLOBAL EAGLE ENTERTAINMENT INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.    Overview

Global Eagle Entertainment Inc. is a Delaware corporation headquartered in Los Angeles, California. Global Eagle (together with its subsidiaries, “Global Eagle” or the “Company”, “we”, “us” or “our”) is a leading provider of media and satellite-based connectivity to fast-growing, global mobility markets across air, land and sea. Global Eagle offers a fully integrated suite of rich media content and seamless connectivity solutions around the globe.

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

Basis of Presentation
In the opinion of the Company's management, the unaudited interim condensed consolidated financial statements have been prepared on the same basis as the Company's audited consolidated financial statements for the year ended December 31, 2018, and include normal recurring adjustments necessary for the fair presentation of the Company's interim unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2019. The results for the three and nine months ended September 30, 2019 are not necessarily indicative of the results expected for the full 2019 fiscal year. The consolidated balance sheet as of December 31, 2018 has been derived from the Company's audited balance sheet included in the Company's Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the "SEC") on March 18, 2019 (the "2018 Form 10-K").

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

These unaudited condensed consolidated financial statements have been prepared on the basis of the Company having sufficient liquidity to fund its operations for at least the next twelve months from the issuance of these financial statements in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 205-40, Presentation of Financial Statements - Going Concern. The Company’s principal sources of liquidity have historically been its debt and equity issuances and its cash and cash equivalents, which as of September 30, 2019 included cash and cash equivalents of approximately $9.7 million, and available borrowing capacity under our 2017 Revolving Loans (as defined below) of approximately $58.9 million, for a total available liquidity of approximately $68.6 million. The Company’s internal plans and forecasts indicate that it will have sufficient liquidity to continue to fund its business and operations for at least the next twelve months. The Company’s long-term ability to continue as a going concern is dependent on its ability to increase revenue, reduce costs and deliver satisfactory levels of profitable operations. The Company is currently evaluating the potential sale of certain elements of our Maritime, Enterprise and Government business unit, as well as the sale of certain joint venture interests. In addition, the Company's ability to continue its operations may depend on its ability to obtain additional capital through capital raising options, including debt financing. There can be no assurance that management’s attempts at any or all of the endeavors will be successful or consummated. On July 19, 2019, the Company entered into an amendment of its senior secured credit agreement (the “2017 Credit Agreement”) and security agreement (the “2017 Credit Agreement Amendment”), which, among other things, increased the borrowing capacity of the existing senior secured term loan due in 2023 (the “Term Loan”) by $40.0 million, reduced scheduled principal repayments over the next six quarters by an aggregate amount of $25.3 million and provided additional stock pledges (including the remaining 35% of the equity interests of first-tier foreign subsidiaries that was not previously pledged) as collateral. Please refer to Note 8. Financing Arrangements and Note 2. Basis of Preparation and Summary of Accounting Policies in our 2018 Form 10-K for additional details.

The Company believes that its current available cash and borrowing capacity will be sufficient to fund planned operations into the third quarter of 2020.

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

Our assessments regarding the timing of transfer of control and revenue recognition for our two operating segments are summarized below:

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

(i) For Aviation, the revenue is recognized over time as control is transferred to the customer (i.e. the airline), which occurs continuously as customers receive the bandwidth services. Equipment revenue is recognized when control passes to the customer, which is at the later of shipment of the equipment to the customer or obtaining regulatory certification for the operation of such equipment, as applicable.

(ii) For Maritime and Land, revenue is recognized over time as the customer receives the bandwidth services. Equipment revenue is recognized when control passes to the customer, which is typically from shipment of the equipment to the customer. In bandwidth arrangements where the equipment is leased, equipment revenue is determined and recognized in accordance with the assessed lease classification.

Certain of the Company’s contracts involve a revenue sharing or reseller arrangement to distribute the connectivity services. The Company assesses these services under the principal versus agent criteria and determined that the Company acts in the role of an agent and accordingly records such revenues on a net basis.

The following table presents the disaggregation of the Company’s revenue from contracts with customers for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Media & Content -- Licensing and Services	$81,122	$80,649	$235,145	$239,020
Connectivity -- Aviation Services	31,495	31,113	93,357	89,862
Connectivity -- Aviation Equipment	15,759	3,464	38,538	17,773
Connectivity -- Maritime & Land Services	39,903	45,842	119,625	131,678
Connectivity -- Maritime & Land Equipment	1,610	2,959	7,310	8,154
Total Revenues	$169,889	$164,027	$493,975	$486,487

Contract Assets and Liabilities

Aviation connectivity contracts involve performance obligations primarily relating to the delivery of equipment and services. Equipment is delivered upfront and in certain instances provided at a discount. Services are rendered and paid over time. Aviation connectivity revenue is allocated based upon the standalone selling price (“SSP”) methodology. The primary method used to estimate the SSP is the expected cost-plus margin approach. When the SSP exceeds the revenue allocation, the revenue to which the Company is entitled is contingent on performing the ongoing connectivity services and the Company records a contract asset accordingly. As of September 30, 2019, the balance of our current and non-current contract assets amounted to $11.3 million. As of December 31, 2018, the balance was not considered material.

For some customer contracts, the Company may invoice upfront for services recognized over time or for contracts in which it has unsatisfied performance obligations. Contract payment terms are generally 30 to 45 days. When the timing of invoicing differs from the timing of revenue recognition, the Company determines its contracts to include a financing component when the contractual term is for more than a year.

The following table summarizes the significant changes in the contract liabilities during the nine months ended September 30, 2019 (in thousands):

September 30, 2019
Opening balance as of January 1	$8,546
Revenue recognized during the period relating to opening balance	(7,642)
Increase due to collections, excluding amounts recognized as revenue during the period	9,603
Closing Balance	$10,507

Deferred revenue, current	10,421
Deferred revenue, non-current	86
$10,507

As of September 30, 2019, the Company had $1.0 billion of remaining performance obligations, which it also refers to as total backlog. The Company expects to recognize approximately 8% of its remaining performance obligations as revenue during the fourth quarter of 2019, approximately 18% in 2020, 18% by 2021, and the remaining 56% in 2022 and thereafter.

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

Adoption of New Accounting Pronouncements
On January 1, 2019, the Company adopted ASC 842, Leases (“ASC 842”), using the modified retrospective method. The Company has presented financial results and applied its accounting policies for the period beginning January 1, 2019 under ASC 842, while prior period results and accounting policies have not been adjusted and are reflected under legacy GAAP pursuant to ASC 840. In connection with the adoption of ASC 842, the Company performed an analysis of contracts to ensure proper assessment of leases (or embedded leases) in existence as of January 1, 2019. The Company elected the package of practical expedients permitted under ASC 842, which allows the Company not to reassess the following: (i) whether any expired or existing contracts as of the adoption date are or contain a lease, (ii) lease classification for any expired or existing leases as of the adoption date, and (iii) initial direct costs for any existing leases as of the adoption date. The most significant impact of applying ASC 842 was the recognition of right-of-use assets and lease liabilities for operating leases in its condensed consolidated balance sheet. On January 1, 2019, the Company recognized an initial operating right-of-use asset of $23.0 million and associated operating lease liabilities of $25.9 million relating to real estate leases. See Note 3. Leases for further information regarding the impact of the adoption of ASU 2016-02 on the Company's financial statements.

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

In June 2016, the FASB issued ASU No. 2016-13, Measurement of Credit Losses on Financial Instruments, which introduces an approach based on expected losses to estimate credit losses on certain types of financial instruments rather than incurred losses. The new model applies to all financial instruments, including those not accounted for at fair value through net income, thereby bringing consistency in accounting treatment across different types of financial instruments and requiring consideration of a broader range of variables when forming loss estimates. The ASU is effective for the Company beginning January 1, 2020, with early adoption permitted. Management anticipates no significant change in the methodology of estimating credit losses.

Note 3.    Leases

Our leasing operations consist of various arrangements, where we act either (i) as the lessee (primarily related to our corporate and regional offices, teleport co-location arrangements and a commitment for satellite bandwidth capacity), or (ii) as the lessor (for our owned equipment rented to connectivity customers). The foregoing table summarizes the impact of ASC 842 adoption on the Company’s condensed consolidated balance sheet as of September 30, 2019 (in thousands):

	Impact of Change in Accounting Policy -- as of September 30, 2019
	As reported	ASC 842 Impact	Legacy GAAP
ASSETS
Right-of-use assets, net
Operating leases(1)(4)	$24,167	$(24,167)	$—
Finance lease(2)(4)	10,754	(10,754)	—
Total Right-of-Use Assets	$34,921	$(34,921)	$—
Net lease investment -- other non-current assets(3)(4)	1,216	(1,216)	—
Total Lease Assets	$36,137	$(36,137)	$—

Property and equipment, net(4)	—	1,065	1,065

LIABILITIES
Operating lease liabilities(1) -- current portion	$5,177	$(5,177)	$—
-- long-term	22,258	(22,258)	—
Finance lease liabilities(2) -- current portion	2,115	(2,115)	—
-- long-term	16,819	(16,819)	—
Total Lease Liabilities	$46,369	$(46,369)	$—
(1) This includes arrangements for: (i) corporate and regional office leases, and (ii) teleport co-location leases.
(2) This refers to the satellite bandwidth capacity arrangement assessed as a finance lease during the quarter ended June 30, 2019. The right-of-use asset balance as of September 30, 2019 included the unamortized lease incentive of $0.9 million and unamortized unfavorable contract liability of $7.0 million.
(3) This includes customer equipment arrangements classified as sales-type leases as of September 30, 2019.
(4) All existing arrangements as of January 1, 2019 were not re-assessed as allowed under our ASC 842 implementation. Any new arrangements or modifications to existing contracts after January 1, 2019 adoption date are subject to lease classification assessment in accordance with ASC 842’s new lease accounting model.

The following describes the nature of our various leasing arrangements and the impact to our statement of operations for the three and nine months ended September 30, 2019:

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

The Company records lease expense on a straight-line basis over the lease term in general and administrative expense. Total lease expense for the three and nine months ended September 30, 2019 was $1.5 million and $4.6 million, respectively.

The Company’s leases have remaining lease terms of one year to 10.0 years. Lease terms include renewal or termination options that the Company is reasonably certain to exercise. For leases with a term of 12 months or less, the Company has made an accounting policy election to not record a right-of-use asset and associated lease liability on its condensed consolidated balance sheet.

Teleport Co-Location Operating Leases (as a Lessee)

The Company engages certain bandwidth providers for teleport co-location services to deliver bandwidth to our network. These co-location service agreements typically include provisions for physical rack space at a third-party teleport facility. We have determined that the space provided for our equipment constitutes an operating lease.

These leases have remaining lease terms of one year to 9.0 years as of September 30, 2019. The Company records lease expense on a straight-line basis over the lease term as part of cost of sales -- licensing and services. Total lease cost recorded for the three and nine months ended September 30, 2019 was $0.2 million and $0.6 million, respectively.

Satellite Bandwidth Finance Lease (as a Lessee)
The Company maintains agreements with satellite service providers to provide for satellite bandwidth capacity. The Company evaluates these arrangements for embedded leases when the Company has the right to control the use of a significant portion of the identified asset. During the quarter ended June 30, 2019, the Company modified an existing arrangement for bandwidth capacity that provided us with the right to control a significant portion of the identified asset. The modified agreement met the criteria of finance lease classification. The Company has elected to combine lease and non-lease components, if applicable.

This finance lease has a remaining lease term of 6.75 years as of September 30, 2019. The Company records amortization of right-of-use assets and interest accretion on finance lease liabilities as part of cost of sales -- licensing and services and interest expense, net, respectively. The following table provides the components of the finance lease cost for the three and nine months ended September 30, 2019:

	Three Months Ended September 30	Nine Months Ended September 30
	2019	2019
Amortization of right-of-use asset, net of lease incentive and contract liability credits	398	$531
Interest accretion on finance lease liabilities	441	590
Total lease cost	839	$1,121

Other Arrangements (as a Lessee)
The Company leases certain computer software, equipment and co-location facilities under finance leases that expire on various dates through 2022, for which the outstanding lease liability balance was assessed as not material as of September 30, 2019.

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

Equipment Held by Customers (as a Lessor)
The Company either sells or leases certain equipment (including antennas, modems and routers, among others) as part of the bandwidth service to our Maritime and Land Connectivity customers. We account for existing equipment lease transactions as operating leases. We recognize lease payments for operating leases as licensing and services revenue in our consolidated statement of operations on a straight-line basis over the lease term.

We assess new equipment lease arrangements or modifications to existing equipment lease arrangements for operating or sales-type lease classification. We recognize investments in leases for sales-type leases when the risk and rewards of ownership are not fully transferred to the customer due to our continued involvement with the equipment. We allocate the total consideration in a contract assessed with a sales-type lease using the expected cost-plus margin and residual methods for the lease and non-lease components, respectively.

The service revenues and recognized revenues on sales-type leases for the three and nine months ended September 30, 2019 is presented in the following table (in thousands):

	Three Months Ended September 30	Nine Months Ended September 30
	2019	2019
Bandwidth service and equipment revenues(1)	$34,244	$104,505
Earned revenues on sales-type leases at commencement(2)	—	1,310
Total Licensing and Service Revenues -- Maritime and Land Connectivity	$34,244	$105,815
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

Supplemental Cash Flow Information, Weighted-Average Remaining Lease Term and Discount Rate

Because the rate implicit in each lease is not readily determinable, the Company uses its IBR to determine the present value of the lease payments. The following table discloses the weighted-average remaining lease term and IBR, as well as supplemental cash flow information (in thousands):

Nine Months Ended September 30, 2019
Supplemental cash flow information
Cash paid for amounts included in the measurement of operating lease liabilities	$4,436
Cash paid for amounts included in the measurement of finance lease liabilities	$1,253
Right-of-use-assets obtained in exchange for operating lease obligations	$3,388
Right-of-use-assets obtained in exchange for finance lease obligations	$19,597
Weighted average remaining lease term -- real estate operating leases	7.4 years
Weighted average remaining lease term -- teleport co-location operating leases	4.9 years
Weighted average remaining lease term -- finance lease	6.8 years
Weighted average IBR -- real estate operating leases	8.94%
Weighted average IBR -- teleport co-location operating leases	8.92%
Weighted average IBR -- finance lease	9.30%

Maturity Analysis

Undiscounted Cash Flows and Reconciliation to Consolidated Balance Sheet
The following table reflects a summary of the undiscounted cash flows on an annual basis and reconciliation to the Company’s lease assets and liabilities as of September 30, 2019 (in thousands):

	As a Lessee				As a Lessor
Years Ending December 31,	Real Estate	Satellite Capacity	Teleport Co-Location	Total	Equipment Held by Customers
Lease Classification	Operating	Finance	Operating		Sales-Type
2019 (remaining three months)	$1,197	$940	$272	$2,409	$106
2020	4,867	3,758	1,046	9,671	314
2021	4,784	3,758	803	9,345	314
2022	4,460	3,758	438	8,656	314
2023	3,982	3,758	438	8,178	258
Thereafter	15,253	9,397	829	25,479	222
Total Future Lease Payments	$34,543	$25,369	$3,826	$63,738	$1,528
Less: Imputed interest	(10,194)	(6,435)	(740)	(17,369)	(312)
Present Value of Lease Liabilities	$24,349	$18,934	$3,086	$46,369
Net Investment in Sales-Type Leases					$1,216

The following is a schedule of future minimum lease payments for our real estate operating leases as of December 31, 2018 (in thousands):

Years Ending December 31,	Amount
2019	$4,941
2020	4,593
2021	4,359
2022	3,818
2023	3,541
Thereafter	13,115
Total minimum lease payments	$34,367

Maritime & Land MRC’s
The following is a schedule of future monthly recurring charges (“MRCs”) arising from our contractual arrangements with Maritime & Land Connectivity customers as of September 30, 2019 (in thousands):

Years Ending December 31,	Amount
2019 (remaining three months)	$30,949
2020	62,344
2021	31,260
2022 and thereafter	9,436
Total Maritime and Land Monthly Recurring Charges	$133,989

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

The book value of the equipment held by customers under operating leases, which are classified as “Equipment” in Note 4 - Property & Equipment, is as follows:

	September 30, 2019	December 31, 2018
Equipment
Gross balance	$57,162	$62,012
Accumulated depreciation	(27,987)	(25,232)
Net Book Value	$29,175	$36,780

Note 4.    Property and Equipment, net

Property and equipment, net consisted of the following (in thousands):

	September 30, 2019	December 31, 2018
Leasehold improvements	$11,259	$6,579
Furniture and fixtures	2,710	2,147
Equipment	157,410	156,029
Computer equipment	16,993	18,561
Computer software	49,869	38,475
Automobiles	302	293
Buildings	7,080	8,005
Albatross (Company-owned aircraft)	456	447
Satellite transponders	70,100	62,306
Construction in-progress	3,435	7,771
Total property and equipment	$319,614	$300,613
Accumulated depreciation	(160,683)	(124,036)
Property and equipment, net	$158,931	$176,577

Depreciation expense, including software amortization expense, by classification consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Cost of sales	$9,092	$10,019	$26,688	$29,576
Sales and marketing	784	917	2,698	2,764
Product development	796	872	2,403	2,396
General and administrative	3,339	3,227	10,099	9,413
Total depreciation expense	$14,011	$15,035	$41,888	$44,149

Note 5.    Goodwill

We have three separate reporting units for purposes of our goodwill impairment testing. The changes in the carrying amount of goodwill by reporting unit were as follows (in thousands):

	Aviation Connectivity	Maritime & Land Connectivity	Media & Content	Total
Balance as of December 31, 2018, net	$54,022	$22,130	$83,410	$159,562
Foreign currency translation adjustments	—	—	29	29
Balance at September 30, 2019, net	$54,022	$22,130	$83,439	$159,591

As of September 30, 2019, the cumulative impairment write-offs relating to our Aviation Connectivity and our Maritime & Land Connectivity reporting units were $44.0 million and $187.0 million, respectively.

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

No triggering events were noted by the Company during the three months ended September 30, 2019. No impairments were recorded for the three and nine months ended September 30, 2019 and 2018, respectively.

The Company is required to test goodwill for impairment on an annual basis and, if current events or circumstances require, on an interim basis. Our next annual impairment evaluation is scheduled during the fourth quarter of 2019.

Note 6.    Intangible Assets, net

As a result of historical business combinations, the Company acquired finite-lived intangible assets that are primarily amortized on a straight-line basis, which approximate their expected cash flow patterns. The Company’s finite-lived intangible assets have been assigned useful lives ranging from 2.0 to 10.0 years (weighted average of 7.5 years).

Intangible assets, net consisted of the following (dollars in thousands):

		September 30, 2019
	Weighted Average Useful Lives	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets:
Existing technology -- software	5.2 years	$36,799	$28,647	$8,152
Developed technology	8.0 years	7,317	5,488	1,829
Customer relationships	8.7 years	138,358	86,980	51,378
Backlog	3.0 years	18,300	18,300	—
Other	5.1 years	1,248	853	395
Total		$202,022	$140,268	$61,754

		December 31, 2018
	Weighted Average Useful Lives	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets:
Existing technology -- software	5.2 years	$36,799	$23,114	$13,685
Developed technology	8.0 years	7,317	4,802	2,515
Customer relationships	8.7 years	138,358	74,558	63,800
Backlog	3.0 years	18,300	14,742	3,558
Other	5.1 years	1,249	671	578
Total		$202,023	$117,887	$84,136

We expect to record amortization of intangible assets as follows (in thousands):

Year ending December 31,	Amount
2019 (remaining three months)	$6,268
2020	22,263
2021	13,824
2022	7,907
2023	6,890
Thereafter	4,602
Total	$61,754

We recorded amortization expense of $6.8 million and $9.4 million for the three months ended September 30, 2019 and 2018, respectively, and $22.4 million and $30.4 million for the nine months ended September 30, 2019 and 2018, respectively.

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

The following is the summarized balance sheet information for these equity method investments on an aggregated basis as of September 30, 2019 and December 31, 2018 (in thousands):

	September 30, 2019	December 31, 2018
Current assets	$47,134	$40,224
Non-current assets	25,973	26,115
Current liabilities	18,556	15,880
Non-current liabilities	2,935	2,581

Following is the summarized results of operations information for these equity method investments on an aggregated basis for the three and nine months ended September 30, 2019 and 2018 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenue	$41,021	$35,690	$110,610	$100,596
Net income	8,809	7,440	23,651	17,538

The carrying values of the Company’s equity interests in WMS and Santander as of September 30, 2019 and December 31, 2018 were as follows (in thousands):

	September 30, 2019	December 31, 2018
Carrying value in our equity method investments	$81,514	$83,135

As of September 30, 2019, there was an aggregate difference of $56.2 million between the carrying amounts of these investments and the amounts of underlying equity in net assets in these investments. The difference was determined by applying the acquisition method of accounting in connection with the EMC Acquisition and is being amortized ratably over the life of the related acquired intangible assets. The weighted-average life of the intangible assets at the time of the EMC Acquisition in total was 14.9 years.

Note 8.    Financing Arrangements

A summary of our borrowings as of September 30, 2019 and December 31, 2018 is set forth below (in thousands):

	September 30, 2019	December 31, 2018
Senior secured term loan facility, due January 2023(+)	$507,393	$478,125
Senior secured revolving credit facility, due January 2022(+)(1)	21,015	54,015
Convertible senior notes due 2035(2)	82,500	82,500
Second Lien Notes, due June 2023(3)	178,034	158,450
Other debts(4)	26,792	1,707
Unamortized bond discounts, fair value adjustments and issue costs, net	(62,884)	(65,186)
Total carrying value of debt	752,850	709,611
Less: current portion, net	(16,533)	(22,673)
Total non-current	$736,317	$686,938
(+) This facility is a component of the 2017 Credit Agreement (as defined below).
(1) As of September 30, 2019, the available balance under our $85.0 million revolving credit facility is $58.9 million (net of outstanding letters of credit). The 2017 Credit Agreement provides for the issuance of letters of credit in the amount equal to the lesser of $15.0 million and the aggregate amount of the then-remaining revolving loan commitment. As of September 30, 2019, we had outstanding letters of credit of $5.1 million under the 2017 Credit Agreement. We expect to draw on the loans under our revolving credit facility (the “2017 Revolving Loans”) from time to time to fund our working capital needs and for other general corporate purposes.
(2) The principal amount outstanding of the 2.75% convertible senior notes due 2035 (the “Convertible Notes”) as set forth in the foregoing table was $82.5 million as of September 30, 2019. The carrying amount, net of debt issuance costs and associated discount, was $70.9 million and $70.4 million as of September 30, 2019 and December 31, 2018, respectively.
(3) The principal amount outstanding of the second lien notes due June 30, 2023 (the “Second Lien Notes”) as set forth in the foregoing table was $178.0 million as of September 30, 2019. The carrying amount, net of debt issuance costs and associated discount, was $149.1 million and $128.2 million as of September 30, 2019 and December 31, 2018, respectively, and it includes approximately $28.0 million of PIK interest converted to principal since issuance. The value allocated to the attached penny warrants and market warrants for financial reporting purposes was $14.9 million and $9.3 million, respectively. These qualify for classification in stockholders’ equity and are included in the condensed consolidated balance sheets within “Additional paid-in capital”.
(4) As of September 30, 2019, Other debts primarily consisted of (i) $6.2 million remaining financed amount for transponder purchases (payable in staggered dates until April 2020); and (ii) $18.9 million of finance lease liability relating to an assessed right-of-use over a satellite bandwidth capacity (refer to Note 3. Leases for further details).

On July 19, 2019, the Company entered into an amendment of its senior secured credit agreement (“2017 Credit Agreement”) and security agreement (the “2017 Credit Agreement Amendment”), which, among other things, increased the borrowing capacity of the existing senior secured term loan due in 2023 (the “Term Loan”) by $40.0 million, reduced scheduled principal repayments over the next six quarters by an aggregate amount of approximately $25.3 million and provided additional stock pledges (including the remaining 35% of the equity interests of first-tier foreign subsidiaries that was previously not pledged) as collateral. As of September 30, 2019, approximately 75% of our total consolidated assets are subject to lien under this 2017 Credit Agreement Amendment.

In relation to the 2017 Credit Agreement Amendment, we incurred total issuance costs of $3.5 million, of which $1.6 million was assessed to be eligible for capitalization and will be amortized over the remaining term of the 2017 Credit Agreement. The remaining $1.9 million was immediately recognized as expense during the quarter ended September 30, 2019. Net of fees and expenses, the 2017 Credit Agreement Amendment is expected to result in approximately $60 million of incremental liquidity until the end of 2020.

Concurrently with entering into the 2017 Credit Agreement Amendment, the Company also entered into a second amendment to the securities purchase agreement and amendment to security agreement (the “Second Lien Amendment”) relating to the Second Lien Notes, which, among other things, removed the ability to make any cash interest payments under the Second Lien Notes so long as such payments are prohibited by the terms of the 2017 Credit Agreement, added collateral for the Second Lien Notes consistent with the additional collateral provided under the 2017 Credit Agreement and modified the prepayment premium schedule to extend through maturity of the Second Lien Notes.

The aggregate contractual maturities of all borrowings subsequent to September 30, 2019, factoring in the amendment to its term loan, are as follows (in thousands):

Years Ending December 31,	Amount
2019 (remaining three months)	$7,056
2020	30,075
2021	27,172
2022	48,187
2023	620,353
Thereafter	82,891
Total	$815,734

Note 9.    Related Party Transactions

Loan Advances in lieu of Future Payouts from WMS
In February 2019, the Company entered into a demand promissory note with WMS (as an advance against future dividends that WMS may pay the Company) for approximately $7.4 million, bearing interest at 6.5% per annum, and concurrently signed an agreement to waive future dividends or other such distributions by WMS to the Company until such time as the outstanding principal on the demand promissory note has been repaid in full. The outstanding demand promissory note would be reduced dollar-for-dollar by any such distribution amounts waived. The Company may prepay the promissory note at any time without prepayment penalty. The entire principal balance of this promissory note together with all accrued but unpaid interest is due on the earliest to occur of (i) demand by the holder, (ii) December 31, 2020 and (iii) the date of acceleration of the promissory note as a result of the occurrence of an event of default. During the nine months ended September 30, 2019, WMS approved a deemed dividend to the Company totaling $9.2 million, resulting in a full offset of the $7.4 million loan balance and $1.8 million cash distribution.
Due to Santander
In connection with the EMC Acquisition, the Company acquired a 49% equity interest in Santander. The Company accounts for its interest in Santander using the equity method and includes our share of Santander’s profits or losses in Income from equity method investments in the condensed consolidated statements of operations. The Company purchased approximately $1.1 million and $3.5 million during the three and nine months ended September 30, 2019, respectively, and approximately $1.1 million and $2.9 million for the three and nine ended September 30, 2018, respectively, from Santander for their Teleport services and related network operations support services. As of September 30, 2019 and December 31, 2018, the Company owed Santander approximately $1.4 million and $1.3 million, respectively, as remaining payments for these services, which is included in accounts payable and accrued liabilities in the condensed consolidated balance sheets for their teleport services and related network operations support services.

Subscription Receivable with Former Employee
A former employee is party to a Secured Promissory Note dated July 15, 2011, pursuant to which the former employee agreed to pay the Company (as successor to Row 44, Inc., which is a Company subsidiary) a principal sum of approximately $0.4 million, plus interest thereon at a rate of 6% per annum. The former employee granted the Company a security interest in shares of Row 44 held by him (which Row 44 shares were subsequently converted into 223,893 shares of the Company’s common stock) to secure his obligations to repay the loan. As of September 30, 2019 and December 31, 2018, the balance of the note (with interest) was approximately $0.6 million, which is presented as a subscription receivable. We recognize interest income on the note when earned (using the simple interest method) but have not collected any interest payments since the origination of the note. Interest income recognized by the Company during the nine months ended September 30, 2019 and September 30, 2018 was not material. The Company makes ongoing assessments regarding the collectability of this note and the subscription receivable balance, and is currently in litigation with the former employee to recover the loan and to address the former employee’s allegations that we breached related settlement agreements with him in 2014 and 2015.

Amended and Restated Registration Rights Agreement

When we consummated our business combination in January 2013 with Row 44 and Advanced Inflight Alliance AG, we entered into an amended and restated registration rights agreement with Par Investment Partners, L.P. (“PAR”), entities affiliated with Putnam Investments, Global Eagle Acquisition LLC (the “Sponsor”) and a current member of our board of directors (“Board of Directors” or “Board”), Harry E. Sloan and our then Board member, Jeff Sagansky, both of whom were affiliated with the Sponsor. Under that agreement, we agreed to register the resale of securities held by such parties (the “registrable securities”) and to sell those registrable securities pursuant to an effective registration statement in a variety of manners, including in underwritten offerings. We also agreed to pay the security holders’ expenses in connection with their exercise of their registration rights.

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

According to a Schedule 13G/A filed on February 7, 2018, and a Schedule 13D/A filed on June 6, 2019, respectively, neither Putnam Investments nor PAR hold more than 5% of our outstanding common stock, and as such each has ceased to be a related party. Furthermore, Mr. Sagansky ceased being a related party on June 24, 2019 when he retired from our Board. Mr. Sloan continues to be a related party.

Amendment to Second Lien Notes
Concurrently with entering into the 2017 Credit Agreement Amendment, the Company entered into a second amendment to the securities purchase agreement and amendment to security agreement (the “Second Lien Amendment”), which amended that certain securities purchase agreement, by and among the Company, Searchlight II TBO, L.P., Searchlight II TBO-W, L.P., and the other parties thereto relating to the Second Lien Notes, to, among other things, remove the ability to make any cash interest payments under the Second Lien Notes so long as such payments are prohibited by the terms of the 2017 Credit Agreement, add collateral for the Second Lien Notes consistent with the additional collateral provided under the 2017 Credit Agreement and modify the prepayment premium schedule to extend through maturity of the Second Lien Notes.

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

The following is a schedule of future minimum commitments under movie and IPTV arrangements as of September 30, 2019 (in thousands):

Years Ending December 31,	Amount
2019 (remaining three months)	$12,430
2020	15,410
2021	3,566
2022	818
Total	$32,224

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

The following is a schedule of future minimum satellite costs, across all connectivity end-markets and including the satellite bandwidth arrangement assessed as a finance lease, as of September 30, 2019 (in thousands):

Years Ending December 31,	Amount
2019 (remaining three months)	$25,527
2020	75,029
2021	46,816
2022	34,473
2023	33,013
Thereafter	91,343
Total Future Payments	$306,201

Other Commitments
In the normal course of business, we enter into future purchase commitments with some of our connectivity vendors to secure future inventory for our customers and engineering and antenna project developments. As of September 30, 2019, we also had outstanding letters of credit in the amount of $5.6 million, of which $5.1 million was issued under the letter of credit facility under the senior secured credit agreement that the Company entered into on January 6, 2017 (the “2017 Credit Agreement”).

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

On May 3, 2018, BMG filed suit in the United States District Court for the Central District of California against us and IFP for copyright infringement and related claims and unspecified money damages. On September 25, 2019, we agreed to settle the lawsuit with BMG for an aggregate payment of $5.5 million, to be paid over time, as follows: $500,000 within 14 days of the execution of the settlement agreement; $1.5 million on or before each of December 31, 2019, June 30, 2020, and June 30, 2021; and $500,000 on or before June 30, 2022. We have booked an accrual for this legal settlement in the amount of $5.5 million as of September 30, 2019.

•
SwiftAir Litigation. On August 14, 2014, SwiftAir, LLC filed suit against our wholly owned subsidiary Row 44 and Southwest Airlines for breach of contract, quantum meruit, unjust enrichment and several other contract- and tort/statutory-based claims in the Superior Court of California for the County of Los Angeles. SwiftAir and Row 44 had a contractual relationship whereby Row 44 agreed to give SwiftAir access to Row 44’s portal on Southwest Airlines so that SwiftAir could market a destination deal product to Southwest Airlines’ passengers. In 2013, after Southwest Airlines decided not to proceed further with the destination deal product, Row 44 terminated its contract with SwiftAir. In its lawsuit, SwiftAir seeks approximately $9 million in monetary damages (plus punitive and other extra-contractual damages) from Row 44 and Southwest Airlines. In 2017, the court granted Row 44’s motion for summary judgment as to SwiftAir’s tort/statutory-based claims. In January 2018, the court granted Row 44’s motions in limine that limited SwiftAir’s contract damages claims against Row 44 to nominal damages. Southwest Airlines however remained exposed to all of SwiftAir’s compensatory damages claims.  On September 9, 2019, following a three-week trial, the jury returned a full defense verdict in favor of Row 44 and Southwest Airlines. On October 1, 2019, the Court entered judgment against SwiftAir; notice of entry of judgment was given on October 10, 2019. On October 15, 2019, Row 44 filed its memorandum of costs and it intends to file a motion for attorneys’ fees and non-statutory costs and expenses. On October 25 and 28, 2019, SwiftAir filed motions for a new trial and judgment notwithstanding the verdict, respectively. If SwiftAir decides to appeal the judgment, its notice of appeal will be due between December 2019 and March 2020. Separately, Southwest Airlines has sought indemnification from Row 44 in connection with its defense of SwiftAir’s claim (and for any loss that it may face). We intend to vigorously defend against any claims in this matter. We do not believe that a material loss relating to this matter is probable, and due to the speculative nature of SwiftAir’s potential post-trial motions and appeal (and its damages claims), we are currently unable to estimate the amount of any potential loss; as such, we have not accrued any amount for this loss contingency.

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

Stock Repurchase Program
In March 2016, our Board of Directors authorized a stock repurchase program under which we may repurchase up to $50.0 million of our common stock. Under the stock repurchase program, we may repurchase shares from time to time using a variety of methods, which may include open-market purchases and privately negotiated transactions. The extent to which we repurchase our shares, and the timing and manner of such repurchases, will depend upon a variety of factors, including market conditions, regulatory requirements and other corporate considerations, as determined by management. We measure all potential buybacks against other potential uses of capital that may arise from time to time. The repurchase program does not obligate us to repurchase any specific number of shares, and may be suspended or discontinued at any time. We expect to finance any purchases with existing cash on hand, cash from operations and potential additional borrowings. We did not repurchase any shares of our common stock during the nine months ended September 30, 2019 and 2018. As of September 30, 2019, the remaining authorization under the stock repurchase plan was $44.8 million.

Stock-Based Compensation Expense
Stock-based compensation expense related to our directors and other personnel for the three and nine months ended September 30, 2019 and 2018 was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Cost of services	$87	$169	$203	$428
Sales and marketing	72	110	159	402
Product development	80	162	260	611
General and administrative	1,505	3,477	4,738	8,344
Total	$1,744	$3,918	$5,360	$9,785
Total stock-based compensation expense includes the revaluation adjustment related to the Company’s cash-settled phantom stock options, which are accounted for as liability awards and are re-measured at fair value each reporting period. Compensation expense is recognized over the requisite service period.

Note 12.    Income Taxes

The Company recorded income tax provision of $4.3 million and $2.9 million for the three months ended September 30, 2019 and 2018, respectively, and an income tax provision of $7.8 million and $1.9 million for the nine months ended September 30, 2019 and 2018, respectively. In general, our effective tax rate differs from the federal income tax rate due to the effects of foreign tax rate differences, foreign withholding taxes, changes in unrecognized tax benefits, changes in valuation allowance, effects of permanent differences and deferred tax expense on amortization of indefinite-lived intangible assets.

During the three months ended March 31, 2019, the Company recorded a $2.7 million adjustment to reduce additional paid-in capital with a corresponding reduction to income tax expense. The adjustment pertains to a difference between the book basis and tax basis of the Second Lien Notes and equity warrants with Searchlight. The initial value assigned to the equity warrants was recorded as an increase to additional paid-in capital, and a corresponding tax implication for the basis difference should have been recorded as an offsetting decrease to additional paid-in capital. This basis difference originated in 2018 and the adjustment was recorded in 2019 to correct an immaterial prior period error.

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

As of September 30, 2019, and December 31, 2018, the liability for income taxes associated with uncertain tax positions was $7.6 million and $7.9 million, respectively. As of September 30, 2019, and December 31, 2018, the Company had accrued $6.4 million and $6.3 million, respectively, of interest and penalties related to uncertain tax positions. It is reasonably possible that the amount of the unrecognized benefit with respect to certain of the Company’s unrecognized tax positions may significantly decrease within the next 12 months. This change may be the result of settlement of ongoing foreign audits.

Note 13.    Segment Information

Our business comprises two operating segments:

•
Media & Content: selects, manages, provides lab services and distributes wholly owned and licensed media content, video and music programming, advertising, applications and interactive games to the airline, maritime and other “away from home” non-theatrical markets.

•
Connectivity: provides customers, including their passengers, crew, remote workers and soldiers, as applicable, with (i) Wi-Fi connectivity via C, Ka and Ku-band satellite and terrestrial wireless transmissions that enable access to the Internet, live television, on-demand content, shopping and travel-related information and (ii) operational solutions that allow customers to improve the management of their internal operations and passenger service delivery.

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

The following table summarizes revenue and gross margin by our reportable segments for the three and nine months ended September 30, 2019 and 2018 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenue:
Media & Content -- Licensing and Services	$81,122	$80,649	$235,145	$239,020
Connectivity -- Services	71,398	76,955	212,982	221,540
Connectivity -- Equipment	17,369	6,423	45,848	25,927
Total revenue	$169,889	$164,027	$493,975	$486,487
Cost of sales:
Media & Content -- Licensing and Services	$58,619	$56,704	$173,892	$169,615
Connectivity -- Services	59,256	66,422	183,560	187,908
Connectivity -- Equipment	13,998	5,443	32,832	15,859
Total cost of sales	$131,873	$128,569	$390,284	$373,382
Gross Margin:
Media & Content	$22,503	$23,945	$61,253	$69,405
Connectivity	15,513	11,513	42,438	43,700
Total Gross Margin	38,016	35,458	103,691	113,105
Other operating expenses	54,023	57,024	154,014	185,652
Loss from operations	$(16,007)	$(21,566)	$(50,323)	$(72,547)

The Company’s total assets by segment were as follows (in thousands):

	September 30, 2019	December 31, 2018
Media & Content	$317,444	$346,280
Connectivity	342,830	355,144
Total segment assets	660,274	701,424
Corporate assets	23,134	15,663
Total assets	$683,408	$717,087

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

The following tables summarize our financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2019, and December 31, 2018, respectively (dollar values in thousands, other than per-share values):

	Balance Sheet Location	September 30, 2019	Quotes Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Liabilities:
Earn-out liability (1)	Other non-current liabilities	$114	$—	$—	$114
Contingently issuable shares (2)	Accounts payable and accrued liabilities	440	—	—	440
Phantom stock options (3)	Other non-current liabilities	714	—	—	714
Total		$1,268	$—	$—	$1,268

	Balance Sheet Location	December 31, 2018	Quotes Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Liabilities:
Earn-out liability (1)	Other non-current liabilities	$114	$—	$—	$114
Contingently issuable shares (2)	Accounts payable and accrued liabilities	1,371	—	—	1,371
Phantom stock options (3)	Other non-current liabilities	1,564	—	—	1,564
Total		$3,049	$—	$—	$3,049

(1)	Represents aggregate earn-out liabilities assumed in business combinations for the year ended December 31, 2015.

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

(3)
Our cash-settled phantom stock options are accounted for as liability awards and are re-measured at fair value each reporting period with changes flowing through statement of operations. As of September 30, 2019, the aggregate estimated fair value of our cash-settled phantom stock options was $1.4 million, of which the amortized portion recognized as a liability in our condensed consolidated balance sheet was $0.7 million.

The following table shows the carrying amounts and the fair values of our long-term debt in the condensed consolidated financial statements at September 30, 2019 and December 31, 2018, respectively (in thousands):

	September 30, 2019		December 31, 2018
	Carrying Amount(7)	Fair Value	Carrying Amount (7)	Fair Value
Senior secured term loan facility, due January 2023 (+)(1)	$484,947	$461,728	$455,292	$473,344
Senior secured revolving credit facility, due January 2022 (+)(2)	21,015	21,015	54,015	54,015
Convertible senior notes due 2035 (1)(3)	70,948	37,125	70,419	49,064
Second Lien Notes, due June 2023(4)(5)	149,148	98,411	128,178	112,230
Other debt (6)	26,792	26,490	1,707	1,707
	$752,850	$644,769	$709,611	$690,360

(+)	This facility is a component of the 2017 Credit Agreement.

(1)	The estimated fair value is classified as Level 2 financial instrument and was determined based on quoted prices of the instrument in a similar over-the-counter market.

(2)
The estimated fair value is considered to approximate carrying value and is classified as Level 3 financial instruments. We expect to draw on the 2017 Revolving Loans from time to time to fund our working capital needs and for other general corporate purposes.

(3)
The fair value of the 2.75% Convertible Notes is exclusive of the conversion feature therein, which was originally allocated for reporting purposes at $13.0 million, and is included in the condensed consolidated balance sheets within “Additional paid-in capital”. The principal amount outstanding of the Convertible Notes was $82.5 million as of September 30, 2019, and the carrying amount in the foregoing table reflects this outstanding principal amount net of debt issuance costs and discount associated with the equity component.

(4)
The principal amount outstanding of the Second Lien Notes, due June 2023 as set forth in the foregoing table was $178.0 million as of September 30, 2019, and includes $28.0 million of payment-in-kind (“PIK”) interest converted to principal since debt issuance. The value allocated to the attached penny warrants and market warrants for financial reporting purposes was $14.9 million and $9.3 million, respectively. These qualify for classification in stockholders’ equity and are included in the condensed consolidated balance sheets within “Additional paid-in capital” (see Note 8. Financing Arrangements).

(5)	The fair value of the Second Lien Notes was determined based on a Black-Derman-Toy interest rate Lattice model. The key inputs of the valuation model contain certain Level 3 inputs.

(6)
The estimated fair value is considered to approximate carrying value given the short-term maturity and is classified as Level 3 financial instruments. For September 30, 2019, Other debts primarily consisted of (i) $6.2 million financing for transponder purchases, and (ii) $18.9 million of finance lease liability relating to an assessed right-of-use over a satellite bandwidth capacity (refer to Note 3. Leases for further details).

(7)	The carrying amounts presented above at September 30, 2019 and December 31, 2018 are net of $62.9 million and $65.2 million of unamortized bond discounts and issuance costs, respectively.

Note 15.    Concentrations

Financial instruments that potentially subject us to a concentration of credit risk consist of cash and cash equivalents and accounts receivable.

As of September 30, 2019, and 2018, we maintained our cash and cash equivalents primarily with major U.S. financial institutions and foreign banks. Deposits with these institutions at times exceeded the federally insured limits, which potentially subjects us to concentration of credit risk. We have not historically experienced any losses related to these balances and believe that there is minimal risk of any such losses.

As of September 30, 2019, approximately $6.4 million of our total cash and cash equivalents of $9.7 million was held by our foreign subsidiaries. If we repatriate these funds for use in our U.S. operations, we may be required to pay income taxes in the U.S. on the repatriated amount at the tax rates then in effect, reducing the net cash proceeds to us after repatriation. In the event we elect to repatriate any of these funds, we believe we have sufficient net operating losses for the foreseeable future to offset any repatriated income. As a result, we do not expect that any such repatriation would create a tax liability in the U.S. or have a material impact on our effective tax rate.

Customer Concentration
A substantial portion of our revenue is generated through arrangements with Southwest Airlines, Inc. (“Southwest Airlines”). As of September 30, 2019 and 2018, the percentage of revenue generated through this customer was as follows:

	Nine Months Ended September 30,
	2019	2018
Southwest Airlines as a percentage of total revenue	21%	18%
Southwest Airlines as a percentage of Connectivity revenue	39%	34%

No other customer accounted for greater than 10% of total revenue for the periods presented. Accounts receivable from Southwest Airlines represented 17% and 16% of the total accounts receivable as of each of September 30, 2019 and December 31, 2018, respectively.

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

The following table sets forth the computation of basic and diluted net loss per share of common stock (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net loss (numerator):
Net loss – basic and diluted	$(41,274)	$(43,228)	$(117,343)	$(127,423)
Shares (denominator):
Weighted-average shares – basic and diluted	92,737	91,408	92,279	91,101
Loss per share -- basic and diluted	$(0.45)	$(0.47)	$(1.27)	$(1.40)

The following weighted average common equivalent shares are excluded from the calculation of the Company’s net loss per share as their inclusion would have been anti-dilutive (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Employee stock options	5,007	6,149	4,410	5,993
Restricted and performance stock units	5,586	1,387	4,829	2,793
Public SPAC Warrants (1)	—	—	—	707
2.75% convertible senior notes due 2035	4,447	4,447	4,447	4,447
Contingently issuable shares (2)	900	900	900	900
Searchlight Penny Warrants (3)	18,066	18,066	18,066	12,375
Searchlight Market Warrants (3)	13,000	13,000	13,000	8,905

(1)	6,173,228 of our publicly traded warrants (the “Public SPAC Warrants”) expired on January 31, 2018 and are no longer exercisable.

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

Cautionary Note Regarding Forward-Looking Statements

Certain statements in this Quarterly Report on Form 10-Q (this “Form 10-Q”) may constitute “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, without limitation, statements with respect to our expected Adjusted EBITDA, revenue and margin growth and sustainable positive free cash flow in future periods, our aviation-connectivity installations in future periods, the impact of Boeing 737 MAX aircraft grounding on our financial performance, our business and financial-performance outlook, industry, business strategy, plans the potential sale of certain businesses and assets, business and M&A integration activities, operating-expense and cost structure improvements and reductions and our ability to execute and realize the benefits of our cost-savings plans, international expansion, future technologies, future operations, financial covenant compliance, margins, profitability, future efficiencies, liquidity, ability to generate positive cash flow from operating activities, and other financial and operating information. The words “anticipate,” “assume,” “believe,” “budget,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “future” and the negative of these or similar terms and phrases are intended to identify forward-looking statements in this Form 10-Q.

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

•	our ability to maintain effective disclosure controls and internal control over financial reporting;

•	our ability to execute on our operating-expense and cost-structure realignment plan and realize the benefits of those initiatives;

•	our ability to sell certain businesses and/or assets on favorable terms or at all, and our ability to realize the anticipated benefits from any such sales;

•	the timing and conditions surrounding the return to service of the Boeing 737 MAX aircraft;

•	our ability to properly implement the new leasing standard (ASC 842);

•	our dependence on the travel industry;

•	future acts or threats of terrorism;

•	our ability to obtain new customers and renew agreements with existing customers;

•	our customers’ solvency, inability to pay and/or delays in paying us for our services, and potential claims related to payments from customers received prior to such customers’ insolvency proceedings;

•	our ability to retain and effectively integrate and train key members of senior management;

•	our ability to recruit, train and retain highly skilled technical employees;

•	negative external perceptions that damage our reputation among potential customers, investors, employees, advisors and vendors;

•	our ability to receive the anticipated cash distributions or other benefits from our investment in the Wireless Maritime Services joint venture;

•	customer attrition due to direct arrangements between satellite providers and customers;

•	our ability to utilize our net operating loss carryforwards and certain other tax attributes may be limited;

•	the effect of a variety of complex U.S. and foreign tax laws and regimes due to the global nature of our business;

•	our ability to continue to be able to make claims for e-business and multimedia tax credits in Canada;

•	our exposure to foreign currency risks;

•	the effect of political changes and developments globally on our customers and our business (including Brexit and the ongoing political unrest in Hong Kong);

•	our dependence on our existing relationship and agreement with Southwest Airlines;

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

•
our ability to expand our international operations and the risks inherent in our international operations, especially in light of current and future trade and national-security disputes (including disputes between the United States and other countries such as China and Turkey);

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

•
the effect of cybersecurity attacks, data or privacy breaches, data or privacy theft, unauthorized access to our internal systems or connectivity or media and content systems, or phishing or hacking, on our business, our relationships with customers, vendors and our reputation;

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

•
our ability to comply with trade, export, anti-money laundering and anti-bribery practices and data protection laws, especially the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act, the General Data Protection Regulation and the California Consumer Privacy Act once effective on January 1, 2020;

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

•	our potential as a takeover target due to price depression of our common stock;

•	the dilution or price depression of our common stock that may occur as a result of the conversion of our Convertible Notes and/or Searchlight warrants;

•
our ability to meet the continued listing requirements of The Nasdaq Stock Market (“Nasdaq”), in particular given our receipt of a second notice from Nasdaq that our stock price does not meet the minimum $1.00 per share stock price requirement pursuant to Nasdaq rules;

•	conflicts between our interests and the interests of our largest stockholders;

•	volatility of the market price of our securities;

•	anti-takeover provisions contained in our charter and bylaws;

•	the dilution of our common stock if we issue additional equity or convertible debt securities; and,

•	other risks and factors listed under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018 and our subsequently filed Quarterly Reports on Form 10-Q.

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

Overview of the Company

We are a leading provider of media and satellite-based connectivity to fast-growing, global mobility markets across air, sea and land. Our principal operations and decision-making functions are located in North America, South America and Europe. We have two operating segments: (i) Media & Content and (ii) Connectivity.

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

For the nine months ended September 30, 2019 and 2018, we reported revenue of $494.0 million and $486.5 million, respectively. In addition, for the nine months ended September 30, 2019 and 2018, one airline customer, Southwest Airlines, Inc. (“Southwest Airlines”) accounted for 21% and 18%, respectively, of our total revenue.

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

Connectivity Segment

In our Connectivity segment, the use of our connectivity equipment on our customers’ aircraft is subject to regulatory approvals, such as a Supplemental Type Certificate, or “STC,” that are imposed by agencies such as the Federal Aviation Administration (“FAA”), the European Aviation Safety Agency (“EASA”) and the Civil Aviation Administration of China (“CAAC”). The costs to obtain and/or validate an STC can be significant and vary by plane type and customer location. We have STCs to operate our equipment on several plane types, including The Boeing Company’s (“Boeing”) 737, 757, 767 and 777 aircraft families, and for the Airbus SE (“Airbus”) A320 aircraft family. While we believe we will be successful in obtaining STC approvals in the future as needed, there is a risk that the applicable regulatory agencies do not approve or validate an STC on a timely basis, if at all, which could negatively impact our growth, relationships and ability to sell our connectivity services. To partially address the risk and costs of obtaining STCs in the future, we signed an agreement with Boeing to offer our connectivity equipment on a “line-fit basis” for Boeing’s 737 and 787 models, and our connectivity equipment became available on a line-fit basis in August 2017 as an option on Boeing 737 airplanes. We are also pursuing line-fit initiatives with other aircraft manufacturers, such as Airbus. As a result, we expect to continue to incur significant product development expenses in the foreseeable future as we invest in these long-term line-fit opportunities, which we believe will improve our long-term ability to onboard our connectivity equipment on new plane types in a more scalable and cost-effective manner.

Our Connectivity segment is dependent on satellite-capacity providers for satellite bandwidth and certain equipment and servers required to deliver the satellite stream, rack space at the supplier's data centers to house the equipment and servers and network operations service support. Through our acquisition of Emerging Markets Communications (“EMC”) on July 27, 2016 (the “EMC Acquisition”), we expanded the number of our major suppliers of satellite capacity and became a party to an agreement with Intelsat S.A. We also purchase radomes, satellite antenna systems and rings from key suppliers. Any interruption in supply from these important vendors could have a material impact on our ability to sell equipment and/or provide connectivity services to our customers. In addition, some of our satellite-capacity providers (many of whom are well capitalized) have entered our markets and have begun competing with our service offerings, which has challenged our business relationships with them and created additional competition in our industry.

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

The success of our business depends, in part, on the secure and uninterrupted performance of our information technology systems.  An increasing number of companies have disclosed cybersecurity breaches, some of which have involved sophisticated and highly targeted attacks on their computer networks. Despite our efforts to prevent, detect and mitigate these threats, including continuously working to install new, and upgrade our existing, information technology systems and increasing employee awareness around phishing, spoofing, malware, and other cyber risks, there is no guarantee that such measures will be successful in protecting us from a cyber-attack. We will respond to any reported cybersecurity threats as they are identified to us and work with our suppliers, customers and experts to quickly mitigate any threats, but we believe that cybersecurity risks are inherent in our industries and sectors and will continue to represent a significant reputational and business risk to our Connectivity segment’s growth and prospects, and those of our overall industries and sectors.

Our cost of sales, the largest component of our operating expenses, varies from period to period, particularly as a percentage of revenue, based upon the mix of the underlying equipment and service revenue that we generate. Cost of sales also varies period-to-period as we acquire new customers to grow our Connectivity segment. In early 2019, we increased our investment in satellite capacity over North America and the Middle East to facilitate the growth of our existing and new connectivity customer base, which has included purchases of satellite transponders. Depending on the timing of our satellite expenditures, our cost of sales as a percentage of our revenue may fluctuate from period to period.

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

Future Strategic Initiatives

Potential Sales of Certain Business or Assets

As part of our strategic initiatives, we are considering the divestiture of various businesses and assets, including the potential sale of elements of our Maritime, Enterprise and Government (“MEG”) business unit. Based on the preliminary level of interest, we retained a financial advisor in April 2019 to evaluate offers for these non-aviation components of our Connectivity business. We expect to conclude our evaluation by the end of the year. We are also considering the sale of certain joint venture interests, consistent with our strategy to reduce leverage and focus our resources.

Key Components of Consolidated Statements of Operations
There have been no material changes to the key components of our condensed consolidated statements of operations as described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2018 Form 10-K.

Critical Accounting Estimates

The preparation of our condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the notes to the financial statements. Some of those judgments can be subjective and complex, and therefore, actual results could differ materially from those estimates under different assumptions or conditions. A summary of our critical accounting policies is presented in Part II, Item 7, of our 2018 Form 10-K. There were no other material changes to our critical accounting policies during the nine months ended September 30, 2019.

Recent Accounting Pronouncements

See Note 2. Basis of Presentation and Summary of Significant Accounting Policies to our unaudited condensed consolidated financial statements (Part I, Item 1 of this Form 10-Q) for a discussion on recent accounting pronouncements, including but not limited to our adoption of ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”) and all related amendments.

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

Unaudited Condensed Consolidated Statement of Operations Data (in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenue	$169,889	$164,027	$493,975	$486,487
Operating expenses:
Cost of sales	131,873	128,569	390,284	373,382
Sales and marketing	6,675	8,989	22,289	29,499
Product development	6,740	7,477	19,844	25,536
General and administrative	28,275	31,620	83,416	100,384
Provision for (gain from) legal settlements	5,555	(509)	6,088	(134)
Amortization of intangible assets	6,778	9,447	22,377	30,367
Total operating expenses (including cost of sales)	185,896	185,593	544,298	559,034
Loss from operations	(16,007)	(21,566)	(50,323)	(72,547)
Other expense, net	(20,959)	(18,810)	(59,265)	(53,011)
Loss before income taxes	(36,966)	(40,376)	(109,588)	(125,558)
Income tax expense	4,308	2,852	7,755	1,865
Net loss	$(41,274)	$(43,228)	$(117,343)	$(127,423)

The following table provides, for the periods presented, the depreciation expense included in the above line items (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Cost of sales	$9,092	$10,019	$26,688	$29,576
Sales and marketing	784	917	2,698	2,764
Product development	796	872	2,403	2,396
General and administrative	3,339	3,227	10,099	9,413
Total	$14,011	$15,035	$41,888	$44,149

The following table provides, for the periods presented, the stock-based compensation expense included in the above line items (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Cost of sales	$87	$169	$203	$428
Sales and marketing	72	110	159	402
Product development	80	162	260	611
General and administrative	1,505	3,477	4,738	8,344
Total	$1,744	$3,918	$5,360	$9,785

The following table provides, for the periods presented, our results of operations, as a percentage of revenue, for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenue	100%	100%	100%	100%
Operating expenses:
Cost of sales	78%	78%	79%	77%
Sales and marketing	4%	5%	5%	6%
Product development	4%	5%	4%	5%
General and administrative	17%	19%	17%	21%
Amortization of intangible assets	4%	6%	5%	6%
Total operating expenses	109%	113%	110%	115%
Loss from operations	(9)%	(13)%	(10)%	(15)%
Other expense, net	(12)%	(11)%	(12)%	(11)%
Loss before income taxes	(22)%	(25)%	(22)%	(26)%
Income tax expense	3%	2%	2%	—%
Net loss	(24)%	(26)%	(24)%	(26)%

Three Months Ended September 30, 2019 and 2018

Operating Segments

Segment revenue, expenses and gross margin for the three months ended September 30, 2019 and 2018 derived from our Media & Content and Connectivity operating segments were as follows (in thousands):

	Three Months Ended September 30,
	2019	2018
Revenue:
Media & Content
Licensing and services	$81,122	$80,649
Connectivity
Services	71,398	76,955
Equipment	17,369	6,423
Total	88,767	83,378
Total revenue	$169,889	$164,027
Cost of Sales:
Media & Content
Licensing and services	$58,619	$56,704
Connectivity
Services	59,256	66,422
Equipment	13,998	5,443
Total	73,254	71,865
Total cost of sales	$131,873	$128,569
Gross margin:
Media & Content	$22,503	$23,945
Connectivity	15,513	11,513
Total gross margin	38,016	35,458
Other operating expenses	54,023	57,024
Loss from operations	$(16,007)	$(21,566)

Revenue

Media & Content
Media & Content operating segment revenue for the three months ended September 30, 2019 and 2018 was as follows (in thousands, except for percentages):

	Three Months Ended September 30,
	2019	2018	Change
Licensing and Services	$81,122	$80,649	1%

Media & Content Licensing and Services Revenue
Media & Content licensing and services revenue increased by $0.5 million, or 1%, to $81.1 million for the three months ended September 30, 2019, compared to $80.6 million for the three months ended September 30, 2018. The increase was primarily driven by an increase in our (i) aviation content service provisioning (“CSP”), partially offset by (ii) a decrease in distribution and lab services, and the (iii) related sales of digital media products, including games & apps (such as our proprietary eMeal Menu, eReader and eShopping). Specifically, our media & content results were impacted by the following:

•
Aviation client wins and losses: Changes in our aviation customer list contributed to an increase in revenues by $3.3 million, due to a $8.1 million increase from contract wins with certain leading global airlines. This increase was partially offset by a decrease of $4.8 million attributed to lost revenue from other CSP airline partners mostly operating within the EMEA region.

•
Repricing and volume changes: Revenues decreased by $3.2 million due to declines in our (i) distribution service revenues by $5.2 million due to fewer titles offered for the quarter, (ii) games and apps revenues by $1.8 million due to lower volume with various global airline partners; and (iii) lab services by $1.7 million due to distributors diversifying holders of media content. A $4.8 million increase in CSP revenues with certain airline partners operating within the Asia-Pacific and Americas’ markets partially offset these revenue declines. In addition, certain airline partners’ advertising and content refresh cycle contributed to revenue increases by $0.7 million and $0.4 million, respectively.

Connectivity
Connectivity operating segment revenue for the three months ended September 30, 2019 and 2018 was as follows (in thousands, except for percentages):

	Three Months Ended September 30,
	2019	2018	Change
Services	$71,398	$76,955	(7)%
Equipment	17,369	6,423	170%
Total	$88,767	$83,378	6%

For purposes of our discussions within this MD&A section, we use the Maritime, Enterprise and Government (“MEG”) grouping name, which is a broader business unit encompassing the same entities rolling into the Maritime & Land reporting unit as discussed in Note 5. Goodwill.

Connectivity Services Revenue
Services revenue from our Connectivity operating segment decreased by $5.6 million, or 7%, to $71.4 million for the three months ended September 30, 2019, compared to $77.0 million for the three months ended September 30, 2018, mainly due to the following:

•	Aviation expanded revenue streams: a $0.4 million increase in our Aviation connectivity revenues is primarily due to impact of expanding into additional aircrafts at a major airline partner; and,

•
MEG contract repricing and losses: a $6.0 million decrease in our MEG connectivity revenues due to: (i) contract renegotiations for two (2) major customers in the cruise-line business, and to the lesser extent, (ii) contract losses in certain of our enterprise and government customers.

Connectivity Equipment Revenue
Equipment revenue from our Connectivity operating segment increased by $10.9 million, or 170%, to $17.4 million for the three months ended September 30, 2019, compared to $6.4 million for the three months ended September 30, 2018. The increase in equipment revenue was primarily due to the following:

•	Aviation equipment shipments: a $12.3 million increase in our Aviation equipment revenue was primarily due to equipment shipments for major North America and EMEA aviation customers; and,

•	Maritime equipment activations: a $1.4 million decrease in our MEG equipment revenues due to less equipment activations and sales during the quarter.

Cost of Sales

Media & Content
Media & Content operating segment cost of sales for the three months ended September 30, 2019 and 2018 was as follows (in thousands, except for percentages):

	Three Months Ended September 30,
	2019	2018	Change
Licensing and services	$58,619	$56,704	3%

Media & Content cost of sales increased by $1.9 million, or 3%, to $58.6 million for the three months ended September 30, 2019, compared to $56.7 million for the three months ended September 30, 2018 due to cost of recently acquired media and content to support new CSP airline partners. The cost of sales as a percentage of Media & Content revenues increased to 72% for the three months ended September 30, 2019, compared to 70% for the three months ended September 30, 2018. This was primarily attributable to increased pricing pressure and mix of contents consumed, which resulted in a decline in our gross margin by 2.0%.

Connectivity
Cost of sales for our Connectivity operating segment for the three months ended September 30, 2019 and 2018 was as follows (in thousands, except for percentages):

	Three Months Ended September 30,
	2019	2018	Change
Services	$59,256	$66,422	(11)%
Equipment	13,998	5,443	157%
Total	$73,254	$71,865	2%

Connectivity services cost of sales decreased by $7.2 million, or 11%, to $59.3 million for the three months ended September 30, 2019, compared to $66.4 million for the three months ended September 30, 2018, mainly due to the following:

•
Aviation license and bandwidth cost increase: a $1.5 million increase in our Aviation cost of sales due to: (i) higher repair costs; and (ii) higher costs related to increased satellite capacity to support most recent wins in our aviation business; and,

•
Maritime bandwidth cost decrease: a $8.7 million decrease in our MEG cost of sales is due to: (i) lower satellite bandwidth and communication costs in our cruise and yacht connectivity businesses as the Company continues to negotiate more favorable rates with our satellite vendors; (ii) reductions in our enterprise and government customers; (iii) realized savings from restructuring and saving initiatives initiated in 2019.

As a percentage of Connectivity services revenue, Connectivity service cost of sales decreased to 83% during the three months ended September 30, 2019, compared to 86% for the three months ended September 30, 2018. This decrease is a reflection of our continued efforts to re-negotiate existing bandwidth arrangements with satellite vendors for more favorable rates.

Connectivity equipment cost of sales increased by $8.6 million, or 157%, to $14.0 million for the three months ended September 30, 2019 compared to $5.4 million for the three months ended September 30, 2018, mainly due to the following:

•	Aviation equipment cost increase: a $9.0 million increase in our Aviation cost of sales driven by deliveries for major customers; and,

•	Maritime equipment cost decrease: $0.5 million decrease during the current quarter.

As a percentage of Connectivity equipment revenue, Connectivity equipment cost of sales decreased as a percentage of Connectivity Equipment revenue to 81% during the three months ended September 30, 2019, compared to 85% for the three months ended September 30, 2018. The decrease in cost as a percentage of revenue was primarily driven by the mix of installation related to fulfill current year deliveries for major aviation customers.

Other Operating Expenses

Other operating expenses for the three months ended September 30, 2019 and 2018 were as follows (in thousands, except for percentages):

	Three Months Ended September 30,
	2019	2018	Change
Sales and marketing	$6,675	$8,989	(26)%
Product development	6,740	7,477	(10)%
General and administrative	28,275	31,620	(11)%
Provision for (gain from) legal settlements	5,555	(509)	(1,191)%
Amortization of intangible assets	6,778	9,447	(28)%
Total	$54,023	$57,024	(5)%

Sales and Marketing
Sales and marketing expenses decreased by $2.3 million, or 26%, to $6.7 million for the three months ended September 30, 2019, compared to $9.0 million for the three months ended September 30, 2018. The decrease can be attributed to the following: (i) $0.9 million decrease in employee cost due to headcount reduction, (ii) $0.2 million lower professional services relating to outside marketing consultants, (iii) $0.6 million reduction in advertising expenses, and (iv) $0.5 million reduction in travel and entertainment expenses.

Product Development
Product development expenses decreased by $0.7 million, or 10%, to $6.7 million for the three months ended September 30, 2019, compared to $7.5 million for the three months ended September 30, 2018. This $0.8 million decrease was primarily due to: (i) a reduction in outside consultants due to the completion of development activities related to our three-axis aviation antenna, and (ii) a reduction in travel and entertainment expenses.

General and Administrative
General and administrative costs decreased by $3.3 million, or 11%, to $28.3 million during the three months ended September 30, 2019, compared to $31.6 million for the three months ended September 30, 2018. The decrease can be attributed to: (i) $4.0 million decrease in employee cost resulting from headcount reduction, (ii) $0.5 million lower other administrative costs, and offset by (ii) a $1.1 million increase in IT-related costs.

These overall decreases in our functional non-segment costs, including sales and marketing, product development and general & administration, are positive reflections of our operating expense savings initiatives, which started in 2018 and included the simplification of our management structure and global footprint consolidation.

Provision for (Gain from) Legal Settlements
The provision for legal settlements increased by $6.1 million, to $5.6 million for the three months ended September 30, 2019, compared to $0.5 million gain from legal settlements for the three months ended September 30, 2018. The increase primarily relates to the negotiation of settlements with BMG and a music publisher related to historical audio-licensing claims. See Note 10. Commitments and Contingencies to our unaudited condensed consolidated financial statements (Part I, Item 1 of this Form 10-Q) for a summary of our ongoing litigation and other legal claims.

Amortization of Intangible Assets
Amortization expense decreased $2.7 million, or 28%, to $6.8 million during the three months ended September 30, 2019, compared to $9.4 million for the three months ended September 30, 2018. The decrease was due to a portion of our acquired intangible assets from prior acquisitions becoming fully amortized during the period.

Other (Expense) Income, net
Other expense for the three months ended September 30, 2019 and 2018 was as follows (in thousands, except for percentages):

	Three Months Ended September 30,
	2019	2018	Change
Interest expense, net	$(23,881)	$(20,048)	19%
Income from equity method investments	3,130	2,022	55%
Change in fair value of derivatives	(6)	(196)	(97)%
Other expense, net	(202)	(588)	(66)%
Total	$(20,959)	$(18,810)	11%

Other expense, net increased $2.1 million, or 11%, to $21.0 million for the three months ended September 30, 2019, compared to other expense of $18.8 million for the three months ended September 30, 2018. This was driven primarily by an increase in net interest expense of $3.8 million, or 19%, primarily attributable to: (i) Second Lien Notes, including the effect of PIK compounding as additional principal, and (ii) Term Loan, for which we obtained additional borrowing capacity in July 2019. This was offset by higher income from our equity method investments of $1.1 million as a result of improved WMS operating performance.

Income Tax Expense
The Company recorded income tax provision of $4.3 million and $2.9 million for the three months ended September 30, 2019 and 2018, respectively. The tax provision for the three months ended September 30, 2019 is primarily attributable to the effects of foreign tax rate differences, foreign withholding taxes, changes in unrecognized tax benefits, effects of permanent differences and changes in valuation allowance. The tax provision during the three months ended September 30, 2018 was primarily attributable to the effects of foreign tax rate differences, foreign withholding taxes, changes in unrecognized tax benefits, changes in valuation allowance and effects of permanent differences.

Nine-Months Ended September 30, 2019 and 2018

Operating Segments

Segment revenue, expenses and gross margin for the nine months ended September 30, 2019 and 2018 derived from our Media & Content and Connectivity operating segments were as follows (in thousands):

	Nine Months Ended September 30,
	2019	2018
Revenue:
Media & Content
Licensing and services	$235,145	$239,020
Connectivity
Services	212,982	$221,540
Equipment	45,848	$25,927
Total	258,830	247,467
Total revenue	$493,975	$486,487
Cost of Sales:
Media & Content
Licensing and services	$173,892	$169,615
Connectivity
Services	183,560	$187,908
Equipment	32,832	$15,859
Total	216,392	203,767
Total cost of sales	$390,284	$373,382
Gross margin:
Media & Content	$61,253	$69,405
Connectivity	42,438	43,700
Total gross margin	103,691	113,105
Other operating expenses	154,014	185,652
Loss from operations	$(50,323)	$(72,547)

Revenue

Media & Content
Media & Content operating segment revenue for the nine months ended September 30, 2019 and 2018 was as follows (in thousands, except for percentages):

	Nine Months Ended September 30,
	2019	2018	Change
Licensing and services	$235,145	$239,020	(2)%

Media & Content Licensing and Services Revenue
Media & Content licensing and services revenue decreased by $3.9 million, or 2%, to $235.1 million for the nine months ended September 30, 2019, compared to $239.0 million for the nine months ended September 30, 2018. This decline was driven by a drop in our (i) distribution services, and the (ii) related sales of digital media products, including games and apps, partially offset by an increase in aviation CSP revenues. Specifically, our media and content results were impacted by the following:

•
Aviation client wins and losses: Revenues increased by $12.8 million due to contract wins with certain leading global airlines, which was offset by a decrease of $16.0 million of revenue attributed to recent losses with CSP airline partners operating within the EMEA region.

•
Repricing and volume changes: Revenues decreased by $0.7 million due to declines in our (i) distribution service revenues by $8.5 million due to fewer titles offered year-to-date; and (ii) games and apps revenues by a $3.3 million due to lower volume with various global airline partners. CSP revenues increased $11.2 million year-to-date for certain airline partners operating within the Asia-Pacific and Americas’ markets, which almost offset the revenue declines.

Connectivity
Connectivity operating segment revenue for the nine months ended September 30, 2019 and 2018 was as follows (in thousands, except for percentages):

	Nine Months Ended September 30,
	2019	2018	Change
Services	$212,982	$221,540	(4)%
Equipment	45,848	25,927	77%
Total	$258,830	$247,467	5%

Connectivity Services Revenue
Services revenue from our Connectivity operating segment decreased by $8.6 million, or 4%, to $213.0 million for the nine months ended September 30, 2019, compared to $221.5 million for the nine months ended September 30, 2018, mainly due to the following:

•
Aviation expanded revenue stream and volume: a $3.4 million increase in our Aviation connectivity revenues due to: (i) introduction of spares and repair services revenue stream, and (ii) growth from new and existing airline partners; offset by,

•
MEG contract repricing and losses: a $12.1 million decrease in our MEG connectivity revenues due to: (i) contract renegotiation for two (2) major customers in the cruise-line business, (ii) contract losses in certain of our enterprise customers, partially offset by activations in our enterprise and government customers.

Connectivity Equipment Revenue
Equipment revenue from our Connectivity operating segment increased by $19.9 million, or 77%, to $45.8 million for the nine months ended September 30, 2019, compared to $25.9 million for the nine months ended September 30, 2018. The increase in equipment revenue was primarily due to the following:

•
Aviation equipment shipments: a $20.1 million increase in our Aviation equipment revenue was primarily due to an increase in equipment shipments for major North America and EMEA aviation customers; and,

•	Maritime equipment activations: a $0.8 million decrease in MEG equipment revenues due to lower equipment activations during the current year.

Cost of Sales

Media & Content
Media & Content operating segment cost of sales for the nine months ended September 30, 2019 and 2018 was as follows (in thousands, except for percentages):

	Nine Months Ended September 30,
	2019	2018	Change
Licensing and services	$173,892	$169,615	3%

Media & Content cost of sales increased by $4.3 million, or 3%, to $173.9 million for the nine months ended September 30, 2019, compared to $169.6 million for the nine months ended September 30, 2018. The cost of sales as a percentage of Media & Content revenues was at 74% and 71% for the nine months ended September 30, 2019 and September 30, 2018. The increase is attributed to a $2.7 million increase in audio cost related to partners operating within the EMEA region.

Connectivity
Cost of sales for our Connectivity operating segment for the nine months ended September 30, 2019 and 2018 was as follows (in thousands, except for percentages):

	Nine Months Ended September 30,
	2019	2018	Change
Services	$183,560	$187,908	(2)%
Equipment	32,832	$15,859	107%
Total	$216,392	$203,767	6%

Connectivity services cost of sales decreased by $4.3 million, or 2%, to $183.6 million for the nine months ended September 30, 2019, compared to $187.9 million for the nine months ended September 30, 2018, mainly due to the following:

•
Aviation bandwidth cost increase: a $12.1 million increase in Aviation cost of sales is due to (i) higher cost for our satellite bandwidth and backhaul capacity costs supporting aircraft activations; and (ii) an increase in customer repair costs and,

•
Maritime bandwidth cost decrease: a $16.8 million decrease in our MEG segment due to (i) lower satellite bandwidth and communication costs in our cruise and yacht connectivity businesses, including a favorable lease re-pricing for one of our satellite vendors; (ii) realized saving related to restructuring and other cost savings initiatives executed in 2019; and (iii) fully depreciated fixed assets in the prior year.

As a percentage of Connectivity services revenue, Connectivity service cost of sales increased to 86% during the nine months ended September 30, 2019, compared to 85% for the nine months ended September 30, 2018. This was a result of the offsetting effects of: (i) our increased investment in satellite network capacity to support increased bandwidth requirements of existing customers and to fulfill new customer installations nine months ended September 30, 2019, and offset partially by (ii) our continued efforts to re-negotiate existing bandwidth arrangements with satellite vendors for more favorable rates.

Connectivity equipment cost of sales increased by $17.0 million, or 107%, to $32.8 million for the nine months ended September 30, 2019 compared to $15.9 million for the nine months ended September 30, 2018, mainly due to the following:

•	Aviation equipment cost increase: an $17.9 million increase in our Aviation cost of sales refers to the cost of equipment deliveries for our major customers; and,

•	Maritime equipment cost decrease: a $1.1 million decrease in our MEG cost of sales due to lower equipment sales compared to the equivalent prior year period.

As a percentage of Connectivity equipment revenue, Connectivity equipment cost of sales increased to 72% during the nine months ended September 30, 2019, compared to 61% for the nine months ended September 30, 2018. The 11% increase in cost as a percentage of revenue was primarily driven by the mix of installation related to fulfill current year deliveries for major aviation customers.

Other Operating Expenses

Other operating expenses for the nine months ended September 30, 2019 and 2018 were as follows (in thousands, except for percentages):

	Nine Months Ended September 30,
	2019	2018	Change
Sales and marketing	$22,289	$29,499	(24)%
Product development	19,844	25,536	(22)%
General and administrative	83,416	100,384	(17)%
Provision for (gain from) legal settlements	6,088	(134)	(4643)%
Amortization of intangible assets	22,377	30,367	(26)%
Total	$154,014	$185,652	(17)%

Sales and Marketing
Sales and marketing expenses decreased by $7.2 million, or 24%, to $22.3 million for the nine months ended September 30, 2019, compared to $29.5 million for the nine months ended September 30, 2018. The decrease can be attributed to: (i) $2.7 million decrease in employee cost due to headcount reduction, (ii) lower professional services by $1.2 million due to a reduction in outside marketing consultants, (iii) a $1.8 million reduction in travel and entertainment expenses, and (iv) $1.4 million decline in advertising expenses, all consistent with our cost reduction initiatives.

Product Development
Product development expenses decreased by $5.7 million, or 22%, to $19.8 million for the nine months ended September 30, 2019, compared to $25.5 million for the nine months ended September 30, 2018. The decrease can be attributed to: (i) a $1.9 million decrease in employee cost due to headcount reduction, (ii) lower professional services by $2.7 million due to reduction in outside consultants, (iii) $0.8 million lower facilities expenses and (iv) a $0.6 million reduction in travel and entertainment expenses.

General and Administrative
General and administrative costs decreased by $17.0 million, or 17%, to $83.4 million during the nine months ended September 30, 2019, compared to $100.4 million for the nine months ended September 30, 2018. The decrease can be attributed to: (i) a $9.2 million (net of $1.6 million severance costs) decrease in employee cost resulting from headcount reduction , (ii) lower professional services by $7.9 million due to reduction in outside consultants, (iii) a $1.7 million reduction in travel and entertainment expenses, offset by a $1.7 million increase in information technology-related costs.

These decreases are positive indicators of our operating expense savings initiatives, which started in 2018 and included simplification of our management structure and global footprint consolidation.

Provision for (Gain from) Legal Settlements
The provision for legal settlements increased by $6.2 million, to $6.1 million for the nine months ended September 30, 2019, compared to $0.1 million gain from legal settlements for the nine months ended September 30, 2018. The increase primarily relates to the negotiation of settlements with BMG and a music publisher related to historical audio-licensing claims. See Note 10. Commitments and Contingencies to our unaudited condensed consolidated financial statements (Part I, Item 1 of this Form 10-Q) for a summary of our ongoing litigation and other legal claims.

Amortization of Intangible Assets
Amortization expense decreased $8.0 million, or 26%, to $22.4 million during the nine months ended September 30, 2019, compared to $30.4 million for the nine months ended September 30, 2018. The decrease was due to a portion of our acquired intangible assets from prior acquisitions becoming fully amortized during the period.

Other (Expense) Income, net
Other expense for the nine months ended September 30, 2019 and 2018 was as follows (in thousands, except for percentages):

	Nine Months Ended September 30,
	2019	2018	Change
Interest expense, net	$(67,487)	$(55,399)	22%
Income from equity method investments	7,776	3,611	115%
Change in fair value of derivatives	932	(287)	(425)%
Other expense, net	(486)	(936)	(48)%
Total	$(59,265)	$(53,011)	12%

Other expense, net increased by $6.3 million, or 12%, to $59.3 million for the nine months ended September 30, 2019, compared to other expense of $53.0 million for the nine months ended September 30, 2018. The increase was driven by an increase in interest expense of $12.1 million, or 22%, during the nine months ended September 30, 2019, mainly due to: (i) Second Lien Notes, including the effect of PIK compounding as additional principal, and (ii) Term Loan, for which we obtained additional borrowing capacity in July 2019. This was offset by an increase of $4.2 million in income from our equity method investments as a result of improved WMS operating performance, and a $1.2 million change in the fair value of derivatives, driven by our stock price volatility.

Income Tax Expense

The Company recorded income tax provision of $7.8 million and $1.9 million for the nine months ended September 30, 2019 and 2018, respectively. The tax provision during the nine months ended September 30, 2019 was primarily attributable to foreign tax rate differences, foreign withholding taxes, basis difference in convertible debt, and effects of permanent differences. The tax provision during the nine months ended September 30, 2018 was primarily attributable to the realizable benefit against the Company’s deferred tax liabilities that can be reduced by the U.S. federal indefinite life net operating loss and interest expense carryover that are no longer subject to expiration pursuant to the Tax Cuts and Jobs Act of 2017, the effects of foreign tax differences, foreign withholding taxes, changes in valuation allowance, and effects of permanent differences.

During the nine months ended September 30, 2019, the Company recorded a $2.7 million adjustment to reduce additional paid-in capital with a corresponding reduction to income tax expense. The adjustment pertains to a difference between the book basis and tax basis of the Second Lien Notes and equity warrants with Searchlight. The initial value assigned to the equity warrants was recorded as an increase to additional paid-in capital, and a corresponding tax implication for the basis difference should have be recorded as an offsetting decrease to additional paid-in capital. This basis difference originated in 2018 and the adjustment was recorded in 2019 to correct an immaterial prior period error.

Financial Condition, Liquidity and Capital Resources

Selected financial data for the periods presented below were as follows (in thousands):

	September 30, 2019	December 31, 2018
Cash and cash equivalents	$9,728	$39,154
Total assets	683,408	717,087
Current portion of long-term debt	16,533	22,673
Long-term debt	736,317	686,938
Total stockholders’ deficit	$(340,345)	$(226,335)

Current Financial Condition

The following reflects the financial condition of our business and operations as of September 30, 2019 as well as material developments relating thereto through the date of filing of this Form 10-Q.

As of September 30, 2019, our principal sources of liquidity were our cash and cash equivalents (unrestricted) of approximately $9.7 million and available capacity under our revolving credit facility (the “2017 Revolving Loans”) of approximately $58.9 million, for a total liquidity of approximately $68.6 million. In addition, we had approximately $0.9 million of restricted cash (which amount is excluded from the $9.7 million of cash and cash equivalents noted in the table above), which was attached to letters of credit between our subsidiaries and certain customers. Our cash is invested primarily in cash and money market funds in banking institutions in the U.S., Canada and Europe and to a lesser extent in Asia Pacific. Our total debt balance increased from $709.6 million at December 31, 2018 to $752.9 million at September 30, 2019. This was primarily driven by the financing of our operating losses and purchase of satellite transponders.

As of September 30, 2019, we had $507.4 million aggregate principal amount in senior secured term loans (the “Term Loans”) outstanding under our senior secured credit agreement (the “2017 Credit Agreement”); $21.0 million drawn under the 2017 Revolving Loans (excluding approximately $5.1 million in letters of credit outstanding thereunder) with remaining availability thereunder of approximately $58.9 million as of September 30, 2019; $178.0 million aggregate principal amount of outstanding Second Lien Notes, which amount includes $28.0 million of payment-in-kind (“PIK”) interest converted to principal since issuance; $82.5 million aggregate principal amount of 2.75% convertible senior notes due 2035; and other debt outstanding of $26.8 million. We expect to draw on the 2017 Revolving Loans from time to time to fund our working capital needs and for other general corporate purposes. Please see Note 8. Financing Arrangements to our unaudited condensed consolidated financial statements (Part I, Item 1 of this Form 10-Q) for a tabular presentation of our indebtedness.

On July 19, 2019, we entered into the 2017 Credit Agreement Amendment, which, among other things, upsized the Term Loans by $40 million, reduced scheduled principal repayments over the next six quarters by an aggregate amount of approximately $25.3 million and provided additional stock pledges (including the remaining 35% of the equity interests of first tier foreign subsidiaries that were previously not pledged) as collateral. Net of fees and expenses, the 2017 Credit Agreement Amendment will result in approximately $60 million of incremental liquidity over the next 18 months, of which approximately $54.0 million was and will be realized within the next twelve months from the modification date, July 19, 2019. Concurrent with entering into the 2017 Credit Agreement Amendment, we also entered into the Second Lien Amendment relating to the Second Lien Notes, which, among other things, removed the ability to make any cash interest payments under the Second Lien Notes so long as such payments are prohibited by the terms of the 2017 Credit Agreement, added collateral for the Second Lien Notes consistent with the additional collateral provided under the 2017 Credit Agreement and modified the prepayment premium schedule to extend through maturity of the Second Lien Notes. Please see Note 8. Financing Arrangements to our unaudited condensed consolidated financial statements (Part I, Item 1 of this Form 10-Q) for more information on the 2017 Credit Agreement Amendment and the Second Lien Amendment.

Our cash flows from operating activities are significantly affected by our investments in operations, including working capital and corporate infrastructure to support our ability to generate revenue and conduct operations through cost of services, product development, sales and marketing, and general and administrative activities. Net cash used in operations was $8.0 million and $69.5 million for the nine months ended September 30, 2019 and 2018, respectively. The year-over-year improvement in cash flows from operations is driven by cost savings initiatives executed in the first quarter of 2019; and changes in working capital balances, predominantly from i) pay down of past due accounts payable with funds provided by the Second Lien financing, ii) deploying inventory built in the prior year related to current year equipment installations, and iii) negotiated payment term extensions with key satellite bandwidth providers. Working capital deficiency increased to $70.3 million as of September 30, 2019 due to a net loss of $117.3 million during the nine months ended September 30, 2019.

Cash used in investing activities has historically been, and is expected to continue to be, impacted significantly by our investments in our platform, our infrastructure and equipment for our business offerings and resources to remediate material weaknesses.

The Company’s ability to fund operating and investing activities is dependent on its ability to increase revenue, reduce costs, and deliver satisfactory levels of profitable operations. The Company is currently evaluating the potential sale of certain elements of our Maritime, Enterprise and Government business unit, as well as the sale of certain joint venture interests.

We believe that our results of operations will allow us to comply with the maximum leverage ratio covenant (the “Leverage Ratio”) in our 2017 Credit Agreement Amendment for at least the next twelve months, subject to specific actions and cost savings initiatives we have taken in the first quarter of 2019 and we expect to take in the first half of 2020 to provide additional Consolidated EBITDA, as defined in the 2017 Credit Agreement Amendment. The first quarter of 2019 actions included headcount reductions, reduction in discretionary spend such as professional services and travel and entertainment; and in the future, planned actions include a focus on re-engineering the Company’s business processes in addition to supply chain and procurement savings. Our ability to satisfy our liquidity needs and meet our minimum Consolidated EBITDA requirement under the 2017 Credit Agreement Amendment during the next twelve months and thereafter is dependent upon our ability to achieve operating results that are reflected in our covenant calculation. Significant adverse conditions, which may result from increased contraction in the general economic environment, a downturn in the industry, changes in foreign and domestic civil aviation authorities’ orders and other factors described in the Section “Cautionary Note Regarding Forward Looking Statements” of this Form 10-Q and our description of “Risk Factors” in our 2018 Form 10-K may impact our ability to achieve the required minimum Consolidated EBITDA levels. Means for improving our profitability, among others, include renegotiation of bandwidth contracts, optimizing delivery of connectivity and content services provided, renewing and obtaining new customer contracts, and other operational actions to improve productivity and efficiency, all of which may not be within our control. If we are unable to achieve the improved results required to comply with this covenant, we may be required to take specific actions in addition to those described above, including but not limited to, additional reductions in headcount, targeted procurement initiatives to reduce operating costs and other operating costs, or alternatively, seeking an amendment or waiver from our lenders or taking other remedial measures.

During the nine months ended September 30, 2019, we had additional borrowings from our revolver credit facility. We made borrowings in lieu of future potential dividend distribution from WMS, an equity investment, during the first quarter ended March 31, 2019. This loan advance from WMS was subsequently paid-off and offset against actual dividend distribution during the third quarter ended September 30, 2019. In the nine months ended September 30, 2019, cash provided by financing activities was used to fund our operating losses as our operating and investing cash flows were negatively impacted by incremental working capital needs and additional capital expenditures as we continued to restructure our operations and ramp up our business for both new customer wins and volume and capacity growth with our existing customers, while ensuring to comply with the recurring repayment terms of our revolving credit facility.

As of September 30, 2019, our consolidated unrestricted cash balance was approximately $9.7 million, of which approximately $6.4 million was held by our non-U.S. subsidiaries. If we decide to repatriate our non-U.S. cash holdings, we may incur a tax liability under U.S. tax laws on any amount that we repatriate into the U.S. In the event we elect to repatriate any of these funds, we believe we have sufficient net operating losses for the foreseeable future to offset any U.S. tax owed on repatriated income. As a result, we do not expect any such repatriation would create a tax liability in the U.S. or have a material impact on our effective tax rate.

We expect that the 2017 Credit Agreement Amendment, our available cash balances, available capacity under the 2017 Revolving Loans and cash flows from operations (including the impact of increased revenue from new contract wins) will provide sufficient liquidity to fund our current obligations and projected working capital and capital expenditure requirements for at least the next 12 months. To strengthen our current liquidity position and to fund our ongoing operations and/or enable us to invest in new business opportunities, we have implemented cost reduction initiatives and/or may raise additional funds through asset sales, commercial financings, new revolving and term-loan facilities and the issuance of bonds, debentures and equity and equity-linked securities (in public or private offerings). However, market conditions, our future financial performance, and our history of delays in filing our periodic SEC reports, among other factors, may make it difficult or impossible for us to access debt or equity sources of capital, on favorable terms or at all, should we determine in the future to raise additional funds through these methods. If we are unable to execute management’s strategic and operational plans as discussed above, we may be required to pursue additional asset sales or alternative financing. There can be no assurance that management’s attempts at any or all of the endeavors will be successful or consummated and may ultimately result in reassessing the Company’s ability to continue as a going concern.

On February 22, 2019, we announced that we have been implementing an operating expense savings initiative, which includes global footprint consolidation, simplification of our management structure, additional cost controls, IT programs that will increase efficiency and automation, and other operating expense reductions. In connection with this initiative, on February 5, 2019, we committed to reduce our global workforce by approximately 15% and communicated this determination to our employees on February 20, 2019. The changes to our workforce will vary by country, based on legal requirements and required consultations with works councils and other employee representatives, as appropriate. We estimate that we will generate approximately $20 million in annual savings and will incur total expenses relating to the workforce reduction of approximately $4.5 million, all of which represents cash expenditures relating to severance and transition-related expenses. We recorded substantially all of this amount in the first quarter of 2019, with the remainder to follow in the subsequent quarters of 2019.

On April 10, 2019, S&P Global downgraded the Company’s credit rating by two notches from B- to CCC. On July 1, 2019, Moody’s maintained the Company’s credit rating at B3, consistent to prior year.

Our assessment that we will have sufficient liquidity to continue as a going concern for at least the next 12 months is based on access to the remaining availability under our 2017 Revolving Loans (which availability as of September 30, 2019 was $58.9 million), and on underlying estimates and assumptions, including that we: (i) timely service our indebtedness and comply with the covenants (including the financial reporting covenants) in the agreements governing our indebtedness; and (ii) remain listed on Nasdaq, including by maintaining a minimum $1.00 per-share stock price requirement pursuant to Nasdaq’s listing rules.

Since March 26, 2019, our common stock has been trading below the minimum bid price of $1.00 per share required by Nasdaq’s listing rules. On May 9, 2019, we received a letter (“Notice”) from Nasdaq’s Listing Qualifications staff (“Staff”) indicating that, based on the closing bid price of our common stock for the 30 trading days prior to our receipt of the Notice, we no longer met Nasdaq’s minimum bid price requirement (the “Rule”). The Notice did not result in the immediate delisting of our common stock from Nasdaq. In accordance with Nasdaq rules, we had 180 calendar days from the date of the Notice, or until November 5, 2019, in which to regain compliance.

We did not regain compliance with the Rule by November 5, 2019 and, as a result, on November 6, 2019, we received notice from Nasdaq that, based upon our continued non-compliance with the Rule, Nasdaq had determined to delist our common stock from Nasdaq unless we timely request a hearing before the Nasdaq Hearings Panel (the “Panel”). We have requested a hearing before the Panel, which request will stay any delisting action by Nasdaq at least pending the issuance of the Panel’s decision following the hearing and the ultimate conclusion of the hearing process. At the hearing, we will present our plan to regain compliance with the Rule and request an extension of time within which to do so. We are considering several paths in an effort to regain compliance with the Rule, including, among other things, a reverse stock split; however, there can be no assurance that the Panel will grant our request for continued listing on Nasdaq or that we be able to regain compliance with the Rule within the period of time that may be granted by the Panel. A delisting of our common stock from Nasdaq would constitute a “fundamental change” under the terms of the indenture governing the Convertible Notes. This would give the holders of the Convertible Notes the option to require us to repurchase all or a portion of their Convertible Notes at a repurchase price equal to 100% of the principal amount thereof. In this event, we may not able to repurchase such tendered notes.

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

Cash and Cash Equivalents

Our cash and cash equivalents are maintained at several financial institutions. Deposits held may exceed the amount of insurance provided on such deposits. Generally, our deposits may be redeemed upon demand and are maintained with a financial institution of reputable credit and, therefore, bear minimal credit risk. As of September 30, 2019, and December 31, 2018, approximately $6.4 million and $17.7 million of our cash and cash equivalents, respectively, were held by our foreign subsidiaries.

Sources and Uses of Cash—Nine Months Ended September 30, 2019 and 2018

A summary of our cash flow activities for the nine months ended September 30, 2019 and 2018 is as follows (in thousands):

	Nine Months Ended September 30,
	2019	2018
Net cash used in operating activities	$(8,000)	$(69,465)
Net cash used in investing activities	(17,788)	(33,523)
Net cash (used in)/provided by financing activities	(3,620)	83,829
Effects of exchange rate changes on cash, cash equivalents and restricted cash	89	$(177)
Net decrease in cash, cash equivalents and restricted cash	(29,319)	(19,336)
Cash, Cash Equivalents and Restricted Cash at January 1	39,955	51,868
Cash, Cash Equivalents and Restricted Cash at September 30	$10,636	$32,532

Net Cash Used in Operating Activities

Nine Months Ended September 30, 2019
Net cash used in our operating activities of $8.0 million primarily reflects our net loss of $117.3 million during the period and net non-cash charges of $92.2 million primarily related to depreciation and amortization expenses of $64.3 million and other items netting to a charge of $27.9 million.

The remainder of our sources of cash used in operating activities was a result of positive net cashflows of $17.1 million resulting from changes in working capital balances, predominantly from: i) negotiated payment term extensions with key satellite bandwidth providers, ii) legal settlement accruals, and iii) income taxes, partially offset by advanced billings made on aviation contracts.

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

Net Cash Used in Investing Activities

Nine Months Ended September 30, 2019
Net cash used in investing activities during the nine months ended September 30, 2019 of $17.8 million was due to purchases of property and equipment, principally relating to the purchase of expanded connectivity infrastructure to support our growth.

Nine Months Ended September 30, 2018
Net cash used in investing activities during the nine months ended September 30, 2018 of $33.5 million was due to purchases of property, plant and equipment, principally relating to the purchase of the Eagle-1 Tranche 2 Transponders and expanding connectivity infrastructure to support our growth.

Net Cash Flows Provided by/(Used in) Financing Activities

Nine Months Ended September 30, 2019
Net cash used in financing activities of $3.6 million was primarily due to higher repayments over borrowings under our 2017 Revolving Loans and installment payments on additional transponder purchases during the first quarter of 2019 made through financing arrangements. We borrowed $47.7 million on the 2017 Revolving Loans which was offset by repayments of $80.7 million on the 2017 Revolving Loans, as well as additional repayments of indebtedness in the amount of $11.2 million. In July 2019, the Company increased the borrowing capacity of its existing senior secured term loan by $40.0 million, of which total issuance costs of $5.6 million was incurred and paid.

We also had borrowings from related parties of $7.4 million during the 1st quarter, as further detailed in Note 9. Related Party Transactions. This borrowing was fully paid as of September 30, 2019 and offset against approved and distributed dividends from WMS amounting totaling $9.2 million for the nine months ended September 30, 2019.

Nine Months Ended September 30, 2018
Net cash provided by financing activities of $83.8 million was primarily due to net proceeds of $143.0 million received in connection with the issuance of our Second Lien Notes. In the second quarter of 2018, we used a portion of the proceeds of the issuance of our Second Lien Notes to repay the then full outstanding $78 million principal balance on our 2017 Revolving Loans. Subsequently, during the third quarter of 2018 we borrowed approximately $29.0 million on the 2017 Revolving Loans, resulting in a net pay-down during the nine months ended September 30, 2018 of approximately $49.0 million. Additionally, we made principal payments on our 2017 Term Loans and other debts of approximately $10.2 million

Long-Term Debt

As of September 30, 2019 and December 31, 2018, our long-term debt consisted of the following (in thousands):

	September 30, 2019	December 31, 2018
Senior secured term loan facility, due January 2023	$507,393	$478,125
Senior secured revolving credit facility, due January 2022	21,015	54,015
Second lien notes, due June 2023	178,034	158,450
Convertible senior notes due 2035	82,500	82,500
Other debt	26,792	1,707
Unamortized bond discounts, fair value adjustments and issue costs, net	(62,884)	(65,186)
Total carrying value of debt	752,850	709,611
Less: current portion, net	(16,533)	(22,673)
Total non-current	$736,317	$686,938

The aggregate contractual maturities of all borrowings as of September 30, 2019 were as follows (in thousands):

Years Ending December 31,	Amount
2019 (remaining three months)	$7,056
2020	30,075
2021	27,172
2022	48,187
2023	620,353
Thereafter	82,891
Total	$815,734

The previous table excludes future purchase commitments with some of our connectivity vendors to secure future inventory for our airline customers and commitments related to ongoing engineering and antenna projects. At September 30, 2019, we also had outstanding letters of credit in the amount of $5.6 million, of which $5.1 million was issued under the letter of credit facility under the 2017 Credit Agreement.

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

Covenant Compliance Under the 2017 Credit Agreement

Under the 2017 Credit Agreement, we are subject to a financial-reporting covenant (“Financial Reporting Covenant”) and Leverage Ratio, each of which is described in more detail in our 2018 Form 10-K, in addition to other customary covenants and restrictions set forth therein.
As of September 30, 2019, we were in compliance with all financial and non-financial covenants under the 2017 Credit Agreement, including the Financial Reporting and Leverage Ratio covenants, and based on our current projections, we expect to remain in compliance with such covenants for at least the next 12 months.
You should also refer to the section titled “Risks Related to Our Indebtedness” in Part I, Item 1A. Risk Factors in our 2018 Form 10-K, for an explanation of the consequences of our failure to satisfy these covenants.

Contractual Obligations
For a discussion of movie license and Internet protocol television commitments, minimum lease obligations, satellite capacity, and other contractual commitments as of September 30, 2019 and for periods subsequent thereto, see Note 10. Commitments and Contingencies to the unaudited condensed consolidated financial statements (contained in Part I, Item 1 of this Form 10-Q) for a discussion.

Off -Balance Sheet Arrangements
As of September 30, 2019, we did not have any off-balance sheet arrangements that have, or are reasonably likely to have, a material effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

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

As of the end of the period covered by this Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) pursuant to Rule 13a-15 of the Exchange Act. Based upon that evaluation, as a result of the material weaknesses in internal control over financial reporting identified in our 2018 Form 10-K, our Chief Executive Officer (who is our principal executive officer) and Chief Financial Officer (who is our principal financial officer) concluded that as of September 30, 2019, the end of the period covered by this Form 10-Q, our disclosure controls and procedures were not effective.

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

Remediation Initiatives

Since the identification of the material weaknesses, management has taken steps to strengthen its processes and control environment, and enhance communication and training related to Sarbanes Oxley requirements (“SOX”). Moreover, management has taken additional measures to strengthen accounting policy documentation for its complex processes and transactions and continues to enhance our financial control governance structure. During the fiscal quarter ended September 30, 2019, we continued to enhance our overall control environment, including process level controls to help ensure that control operators have adequate time to demonstrate that these controls are operating effectively for the fiscal year ending December 31, 2019.

Other Changes

We continued our efforts in the design and implementation of new process level controls in connection with the adoption of Topic 842, which are reasonably likely to materially affect internal control over financial reporting.

Under the direction of the Audit Committee of our Board, management will continue to review and make necessary changes to the overall design of our internal control environment, as well as to policies and procedures to improve the overall effectiveness of internal controls during the fiscal year ending December 31, 2019.
Aside from the actions taken as described above, there have been no changes in our internal control over financial reporting, that occurred during the three months ended September 30, 2019, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. Management continues to implement the comprehensive remediation program as disclosed in Part II. Item 9A. “Controls and Procedures” in our 2018 Form 10-K to ensure that control deficiencies contributing to the material weakness are remediated and that our controls operate effectively.

PART II — OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

Certain legal proceedings in which we are involved are discussed in Part I, Item 3 of our 2018 Form 10-K and in Note 10. Commitments and Contingencies, to the condensed consolidated financial statements included in this Form 10-Q. Except as disclosed in Note 10. Commitments and Contingencies, there have been no material updates to such legal proceedings.

ITEM 1A.    RISK FACTORS

Our risk factors are described in the “Risk Factors” section of our 2018 Form 10-K and in Item 1A of our Form 10-Q for the second quarter of 2019. There have been no material changes to our risk factors since the filing of the 2018 Form 10-K and Form 10-Q for the second quarter of 2019.

ITEM 5.    OTHER INFORMATION

As previously disclosed, on May 9, 2019, the Company received Notice from the Staff of Nasdaq indicating that, based upon the closing bid price of the Company’s common stock for the previous 30 consecutive business days, the Company no longer met the requirement of the Nasdaq Capital Market to maintain a minimum bid price of $1 per share, as set forth in Nasdaq Listing Rule 5450(a)(1) (the “Rule”).  The Company was provided a period of 180 calendar days, or until November 5, 2019, in which to regain compliance with the Rule.

The Company did not regain compliance with the Rule by November 5, 2019 and, as a result, on November 6, 2019, the Company received notice from the Staff that, based upon the Company’s continued non-compliance with the Rule, the Staff had determined to delist the Company’s common stock from Nasdaq unless the Company timely requests a hearing before the Nasdaq Hearings Panel (the “Panel”).

The Company has requested a hearing before the Panel, which request will stay any delisting action by the Staff at least pending the issuance of the Panel’s decision following the hearing and the ultimate conclusion of the hearing process. At the hearing, the Company will present its plan to regain compliance with the Rule and request an extension of time within which to do so. The Company is considering several paths in an effort to regain compliance with the Rule, including among other things, a reverse stock split; however, there can be no assurance that the Panel will grant the Company’s request for continued listing on Nasdaq or that the Company will be able to regain compliance with the Rule within the period of time that may be granted by the Panel.

ITEM 6.    EXHIBITS

Incorporated by Reference
Exhibit No.	Exhibit Index	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith
10.1	Omnibus Incremental Term Loan and Seventh Amendment to Credit Agreement and Amendment to Security Agreement, dated as of July 19, 2019, by and among Global Eagle Entertainment Inc., the guarantors party thereto, the lenders party thereto, and Citibank N.A., as administrative agent.	8-K	001-35176	10.1	7/19/2019
10.2	Second Amendment to Securities Purchase Agreement and Amended Security Agreement, dated as of July 19, 2019, by and among Global Eagle Entertainment Inc., the guarantors party thereto, Cortland Capital Market Services LLC, as collateral agent, and each purchaser party thereto.	8-K	001-35176	10.2	7/19/2019
10.3	Amendment No. 1 to Intercreditor and Subordination Agreement and Consent and Reaffirmation, dated as of July 19, 2019, by and among Global Eagle Entertainment Inc., certain guarantors party thereto, Citibank, N.A., as administrative agent for the First Lien Credit Agreement Secured Parties, and Cortland Capital Market Services LLC, as collateral agent for the Second Lien Securities Purchase Agreement Secured Parties.	8-K	001-35176	10.3	7/19/2019
31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).					X
31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).					X
32.1	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.					X
32.2	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.					X
101.INS	XBRL Instance Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 8, 2019.

GLOBAL EAGLE ENTERTAINMENT INC.
By:	/s/ CHRISTIAN MEZGER
Christian Mezger
Chief Financial Officer
(Principal Financial Officer)