Form 10-K
period 2019-12-31
Global Eagle Entertainment Inc.
filed 2020-05-15
CIK 1512077

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM __________ TO ________
COMMISSION FILE NUMBER 001-35176
GLOBAL EAGLE ENTERTAINMENT INC.

(Exact name of registrant as specified in its charter)

Delaware	27-4757800
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

6080 Center Drive, Suite 1200
Los Angeles, California	90045
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (310) 437-6000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value	ENT	The Nasdaq Stock Market LLC
Securities registered pursuant to Section 12(g) of the Act:
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation  S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the common stock held by non-affiliates of the registrant, computed as of June 30, 2019 (the last business day of the registrant’s most recently completed second fiscal quarter), was approximately $29,362,290.
As of May 11, 2020, there were 3,744,643 shares of the registrant’s common stock issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement relating to the registrant’s 2020 Annual Meeting of Stockholders to be filed hereafter are incorporated by reference into Part III of this Annual Report on Form 10-K.

GLOBAL EAGLE ENTERTAINMENT INC.

INDEX TO FORM 10-K

YEAR ENDED DECEMBER 31, 2019

EXPLANATORY NOTE
On March 30, 2020, Global Eagle Entertainment Inc. (the “Company”) filed a Current Report on Form 8-K, and is filing this Annual Report on Form 10-K (the “Annual Report”), in reliance on the Order of the Securities and Exchange Commission (the “SEC”), dated March 25, 2020, pursuant to Section 36 of the Securities Exchange Act of 1934 modifying exemptions from the reporting and proxy delivery requirements for public companies (Release No. 34-88465).
The COVID-19 pandemic has disrupted, and continues to disrupt, the Company’s day-to-day activities, including limiting the Company’s access to facilities, as well as the day-to-day activities of the Company’s financial service providers. These disruptions have limited support from the Company’s staff and professional advisors.  This has, in turn, impacted the Company’s ability to complete and file this Annual Report by March 30, 2020, the original due date.
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

These forward-looking statements are based on information available to us as of the date of this Form 10-K and on our current expectations, forecasts and assumptions, and involve substantial risks and uncertainties. Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed. These forward-looking statements may include, among other things, statements or assumptions relating to: our expected results of operations; the accuracy of data relating to, and anticipated levels of, future sales and gross margins; anticipated cash requirements and sources; our convertible senior notes, including our ability to settle the liability in cash; the length and severity of epidemics or pandemics such as the coronavirus (or “COVID-19”) pandemic, or other catastrophic events, and the related impact on both customer demand and supply chain functions, as well as our future consolidated financial position, results of operations and cash flows; risk of future non-cash asset impairment charges, including goodwill, operating right-of-use assets; cost containment efforts; estimated charges; leases; effects of doing business outside of the United States, including, without limitations, exchange rate fluctuations, inflation, political and economic instability and terrorism; effects of the United Kingdom’s departure from the European Union; plans regarding business growth, international expansion and capital allocation; results and risks of current and future legal proceedings; industry trends; consumer demands and preferences; competition; currency fluctuations and related impacts; estimated tax rates, including the impact of the 2017 Tax Cuts and Jobs Act (“Tax Reform”) and other similar tax reforms in foreign jurisdictions, future clarifications and legislative amendments thereto, as well as our ability to accurately interpret and predict its impact on our cash flows and financial condition; results of tax audits and other regulatory proceedings; the impact of recent accounting pronouncements; inflationary cost pressures; consumer confidence; and general economic conditions. We do not intend, and undertake no obligation, to update our forward-looking statements to reflect future events or circumstances. Such statements involve risks and uncertainties, which may cause actual results to differ materially from those set forth in these statements. Important factors that could cause or contribute to such differences include those discussed under “Part I, Item 1A. Risk Factors” and “Management’s Discussion and Analysis” in this Form 10-K, contained herein. Forward-looking statements speak only as of the date the statements are made. You should not put undue reliance on any forward-looking statements. We assume no obligation to update forward-looking statements except to the extent required by applicable securities laws. If in the future we do update one or more forward-looking statements, no inference should be drawn that we will make additional updates with respect to those or other forward-looking statements.

As used herein, “Global Eagle Entertainment,” “Global Eagle,” the “Company,” “our,” “we,” or “us” and similar terms include Global Eagle Entertainment Inc. and its subsidiaries, unless the context indicates otherwise.

ITEM 1.    BUSINESS

The rapid spread of a contagious illness or pandemic such as COVID-19, or fear of such an event, has, and may continue to have a material adverse effect on the demand for worldwide travel and therefore have a material adverse effect on our business and results of operations. As a result of COVID-19 there has been a significant decline in overall travel demand, particularly related to travel to, from or in international markets, and concerns about COVID-19 are negatively impacting travel demand (and therefore our business) generally. Most countries, including the United States, have implemented travel bans or restrictions and all of our airline and maritime customers have suspended or limited flights and cruises as a result. The ultimate extent of the COVID-19 outbreak and its impact on global travel and the broader travel industry is unknown and impossible to predict with certainty at this time. As a result, the full extent to which COVID-19 will impact our business and results of operations is unknown. However, decreased travel demand resulting from COVID-19 has had a significant negative impact, and is likely to continue to have a significant negative and material impact, on our business, growth and results of operations.
Overview

We are a leading provider of media, content, connectivity and data analytics to markets across air, sea and land. Supported by proprietary and best-in-class technologies, we entertain, inform and connect travelers and crew with our fully integrated suite of rich media content and seamless connectivity solutions capable of covering the globe. We are focused on delivering exceptional service and rapid support to a diverse base of customers around the world. As of December 31, 2019, our business comprises two operating segments: Connectivity and Media & Content. See Note 16. Segment Information for a further discussion of our reportable segments.
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

Connectivity. Our Connectivity segment is a leading provider of satellite-based passenger connectivity for single-aisle airliners, cruise ships, and other maritime, enterprise and government markets. We are a broadcaster of live television to both aviation and maritime markets. We provide:

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

Operating Segments

Connectivity

Our Connectivity segment provides our customers with satellite-based Internet access. We also provide streaming and broadcast live television, on-demand content, texting services, games, e-commerce, travel-related information and backhaul solutions. We provide our customers and their passengers, crew and personnel with operational solutions and Wi-Fi connectivity primarily via C-band, Ka-band, Ku-band and X-band satellite transmissions including High Throughput Satellites (“HTS”) and Non-Geostationary Satellite Orbit (“NGSO”) systems. We obtain satellite coverage through various global satellite services providers, including SES S.A. (“SES”), Hughes Network Systems, LLC (“Hughes”), and Intelsat Corporation (“Intelsat”). Global Eagle operates a vertically integrated teleport and ground network infrastructure that integrates leased satellite capacity from multiple satellite operators. We utilize proprietary performance-enhancing technologies to increase the efficiency of our network with patented technology that increases end-user quality of experience.

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
Global Eagle pioneered the application of satellite-based connectivity in large airline fleets. Our aircraft Wi-Fi connectivity system was first deployed by a commercial airline in 2009, and our in-flight broadband services became fully operational in 2010. Following the completion of our licensed and operational in-flight broadband system in 2010, we commenced installation of our connectivity system equipment on Southwest Airlines Co. (“Southwest Airlines”) aircraft and began to generate revenue. As of December 31, 2019 and 2018, Global Eagle had installed Internet connectivity and Wi-Fi-enabled entertainment equipment on 976 and 1,022 active aircraft, excluding Boeing 737 MAX aircraft. As a result of the Boeing 737 MAX grounding, as of December 31, 2019, 34 MAX aircraft previously activated on our network were inactive, in addition to Boeing 737 MAX line-fit installations during 2019 that had not been delivered to our customers.
To expand into the maritime and land connectivity markets, Global Eagle acquired Emerging Markets Communication (“EMC”) in July 2016 (the “EMC Acquisition”). EMC was a communications services provider that delivered communications, Internet, live television, on-demand video, voice, and network backhaul services to land-based sites and marine vessels globally. EMC’s offerings have now been fully integrated into Global Eagle. As of December 31, 2019, Global Eagle had installed Internet connectivity and Wi-Fi-enabled entertainment equipment on approximately 440 active cruises, ferries & yachts.
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

Aviation Products and Services
Global Eagle offers satellite-based in-flight connectivity (“IFC”) solutions with embedded entertainment services including television, movies, games, maps, advertising and destination content. Our system affords cost-effective, high-performance passenger services to global airlines. Our platform equips airlines with a single resource for global connectivity and the latest content and digital media solutions to entertain and engage passengers. At the same time, we give airlines the opportunity to differentiate and monetize their IFC offerings.
Airconnect
Our proprietary branded service, Airconnect, is available worldwide to meet the needs of the global airline industry. Through Airconnect, airline passengers can connect to the Internet through their personal Wi-Fi-enabled devices. Where permitted by government regulations, Airconnect can provide gate-to-gate connectivity. As a “white-label” provider of connectivity services, we provide our airline customers with the option to brand and price the Airconnect service to their passengers. Our fee structure for satellite-based Internet service varies by airline and is customarily in the form of (i) a set fee for each enplaned passenger, (ii) a fee based on the number of passengers using our services or (iii) a flat rate per installed aircraft. In order to utilize our connectivity services, we provide our airline customers with the following:

•
Connectivity Equipment – We sell and lease equipment that enables our satellite-based services to operate on aircraft. Our equipment is generally shipped and sold as a single kit, with components of the kits separately priced for spares provisioning. Significant components of our equipment kits include the radome, antenna, modems, wireless access points and activation packages. Substantially all our equipment is manufactured and warrantied by third-party manufacturers. Our antennas are proprietary to us in that we develop the specifications, and our third-party suppliers manufacture them exclusively for our use.

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

During the fourth quarter of 2018, we commenced installations of our next-generation IFC technology platform, which entered commercial service with Air France in January 2019. The platform provides our customers with the following additional services:

•
Airconnect Global® Antenna – In partnership with Quantenelektronische Systeme GmbH (“QEST”), we developed a satellite antenna that enables global usage of our services, including equatorial regions of the world (the “Global Antenna”). The Global Antenna’s innovative design features a first-of-its-kind three-axis precision pointing mechanism capable of delivering superior satellite connectivity and continuous coverage, including during flights near or below the equator, at high latitudes or during banking maneuvers. It is optimized to deliver airlines a breakthrough mix of reliability, high connection speeds and global coverage. The Global Antenna utilizes a revolutionary steerable pointing system to optimize coverage anywhere a commercial aircraft may operate. The Global Antenna is compatible with our current installation architecture and STCs, and is also intended to meet the requirements for future line-fit installations. During 2018, we tested the Global Antenna for compatibility with operation utilizing multi-orbit satellites constellations, including low-earth orbit satellites. In January 2019, the Global Antenna began generating service revenue with Air France.

•
In late 2015, we entered into an agreement with Hughes, the world’s leading provider of broadband satellite solutions and services, to utilize Hughes’s JUPITER™ System HT Aero Modem to power our next-generation, high-performance broadband aviation service. Hughes’s HT Aero Modem, including the core router module and JUPITER mobility technology, features the JUPITER System second-generation SoC (System on a Chip) that supports over 200 Mbps of throughput per single card (with two cards per aircraft, providing capability for over 400 Mbps per plane), readily accommodating the highest demands for aviation broadband. Compared to Hughes’s prior-generation mobility terminal, the new HT modem delivers more than 10 times the throughput performance to an individual aircraft. The HT technology also provides faster spot beam and satellite switchover times. The modem is compatible with our antenna system, enabling an easy and cost-effective upgrade to improve speeds for our current connected fleet. In January 2019, the HT Aero Modem began generating service revenue with our connected fleet.

Airconnect IFE Pro (formerly Airtime IFE)

Our Airconnect IFE Pro system enables airline passengers to access a custom suite of in-flight entertainment (“IFE”) solutions wirelessly on their personal devices. Through an in-cabin Wi-Fi solution, the Airconnect IFE Pro system is a cost-effective, easy-to-install system that can replicate portions of the Airconnect IFC passenger experience without the satellite antenna, modem or related satellite connectivity service. The Airconnect IFE Pro platform delivers content directly to all personal devices, including passenger laptops, tablets and smartphones utilizing Digital Rights Management technology to offer secured viewing of the latest Hollywood and international content.

The Airconnect IFE Pro solution also enables airlines to brand their IFE services through a customizable portal (user interface) that becomes the central platform for delivering entertainment in-flight. Airconnect IFE Pro offers a comprehensive lineup of world-class content for which airlines can determine access and pricing. The hardware required to power Airconnect IFE Pro consists of a server management unit, wireless routers and GSM antenna installed on an aircraft. Furthermore, our combined content, distribution and technology platforms provide airlines and millions of passengers worldwide with the industry’s most complete offering of IFE content and can deliver the most popular content according to geographical and passenger demographics. News content and sports programming can be refreshed daily and delivered to a passenger via Airconnect IFE Pro’s near-live content capability.

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

To service our marine and land-based customers, we operate a network of global field-support centers for installation and repair services. Our maritime and land products and services include:

•
Connectivity – We provide global satellite bandwidth (C-Band, Ku-Band, Ka-band and X-band), terrestrial broadband network, backhaul services, remote fiber network and fully meshed MPLS interconnected teleports. We provide capacity planning and management services and on-board revenue management.

•
Access – We provide worldwide access to live television, video (on-demand and subscription), backhaul services, Internet, voice, data, high-definition video conferencing and universal portals, including through use of our patented and proprietary Network Resource Management (“NRM”) software-defined networking technology, which includes SpeedNet Content Distribution Network (“CDN”) architecture and application-based traffic prioritization.

•
Support – We have field support centers in several locations worldwide, several of which offer a spare parts inventory, a network operations center open 24/7, certified technicians, system integration and project management. These field centers provide third-party antenna and ship-based system integration, global installation support, and repair services.

Since the EMC Acquisition, Global Eagle has continued to integrate our aviation, maritime and land connectivity operations to harmonize our programs and services across the mobility and off-the-grid market. We transitioned a substantial portion of our aviation network operations into the teleport and ground network infrastructure acquired from EMC, which featured a global, fully-meshed MPLS interconnected teleport system, patented and proprietary performance-enhancing technologies, a 120,000 square foot data center in Germany to serve Europe, the Middle East and Africa, traffic-routing and traffic prioritization, and gateways with global Internet points of presence. We have also increased our maritime and land television, video and digital media services by cross-selling our IFE solutions to maritime and land markets in addition to aviation markets. The transition of our aviation network operations into the teleport and ground network infrastructure acquired from EMC has also been completed. In addition, we expanded service performance in those regions and began planning new customer launches in Europe. We also commenced proprietary technology development for network management capabilities to be utilized across our aviation, maritime and land segments and substantially transitioned operation of our aviation television platform into the facilities acquired from EMC.

Media & Content

Our Media & Content segment is a market leader in the business of selecting, procuring, managing, encoding, and distributing video and music programming, and in providing e-readers and similar applications and games to the airline, maritime and other “away from home” non-theatrical markets. We deliver content compatible with our systems as well as compatible with a multitude of third-party IFEC systems, including seatback, on-board wireless media and Internet connectivity.

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

Our digital content supply chain technology platform, branded Open™ was introduced during 2019. We intend to continue to transition customers onto Open™ throughout 2020. Our Open™ platform is unique to the industry and optimizes workflow for the cloud environment and tracks content from acquisition to delivery, all while collecting data throughout to improve analytics. The platform is expected to enable new efficiencies and capabilities for 4K/HD content, broader content selection and greater content customization
Media & Content Products and Services
Movie and Audio Licensing and Distribution
Our Media & Content segment has been providing movies and audio programming as well as technical services for over 30 years. We source a broad range of theatrical programs from worldwide producers and distributors including Warner Bros., NBC Universal, CBS, Paramount, BBC, Discovery, STX, Starz and The Walt Disney Company, as well as smaller domestic and international content providers. Our programmers identify content that is relevant and appropriate for each individual market. For some content, we act as a sole distributor on behalf of the content creator for the airline, maritime and other non-theatrical markets.

Live Television & Sporting Event Licensing and Distribution

Our Media & Content segment licenses live television content for distribution to aviation, maritime and land customers over the Global Eagle and third-party satellite infrastructure. We provide reliable and secure delivery of television content to more than 700 aircraft and more than 160 cruise ships comprised of greater than 150,000 passenger cabins as of December 31, 2019. Our Live TV portfolio currently provides our customers with access to many well-known television networks including CNN, ESPN, the Disney Channel, CCTV, Colors, Cinco Mas, Discovery Channel, Fox News, RTL, USA Network, ITV Choice, BBC, NBC and Bloomberg amongst others. We license more than 30 global channels and curates our own customized channels specifically for distribution to the worldwide maritime market. In addition, we hold exclusive licenses for live sporting events from around the world including the AFC Champions League, International Cricket Council, and the Emirates Australian Open, for distribution to aviation and maritime customers.

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

Graphical User Interfaces

Our capabilities in Media & Content also include the development of graphical user interfaces for a variety of IFE applications. Database management related to the overall management of IFE and both the technical integration of content and the operation of the varied content management systems found on aircraft and vessels across the globe.

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

For additional information regarding our segments, during the year ended December 31, 2019, including information about our financial results by geography, see Note 16. Segment Information to our consolidated financial statements included herein

Customers

We provide our Connectivity services worldwide to the aviation, maritime and land markets, with customers located in North America, the Caribbean, South America, Europe, the Middle East, Africa, and Asia. For fiscal years 2019 and 2018, our largest Connectivity customer was Southwest Airlines, which represented approximately 21% and 18% of our total consolidated revenue, respectively. The increasing proportion of Southwest Airlines as a percentage of consolidated revenue is primarily the result of additional equipment and service revenue for this airline in 2019.

We provide content-curating, management and processing services to the airline, maritime, and non-theatrical industries globally. Our customers also include major Hollywood and international studios.

Other than Southwest Airlines, no other single customer in our Connectivity or Media & Content segment constituted more than 10% of our total consolidated revenue in 2019 and 2018.

Competitive Advantages

Connectivity

Our satellite-based broadband services allow us to connect our customers to the Internet and deliver live-streaming television, on-demand content, texting services, shopping and other related services over land and sea. Our aviation satellite Wi-Fi platform is capable of being operated gate-to-gate (where government regulations permit). Our aviation and maritime coverage extends across the majority of the commonly used air and maritime routes at the data throughput levels required to deliver a feature-rich IFEC experience. We also have relationships with Hughes, SES and Intelsat, among others, and have network operational footprints worldwide. As a result, we believe one of our competitive advantages is our ability to rapidly on-board and service new and existing airline, maritime and land-based customers regardless of where they operate.

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

Our Network Operations Centers (“NOCs”) are based in the United States (Illinois and Florida), South America (Sao Paolo, Brazil), Europe (Santander, Spain) and the Middle East (Dubai, UAE). The NOCs manage our 24/7 satellite and network operations and monitor each plane and vessel whether in operation on the ground or docked.

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

Our Growth Strategy

We believe that our combined connectivity and media and content services enhance and personalize the experience our customers deliver to their travelers. Using portals created specifically for the mobility audience, we provide Internet access, content-on-demand, and live television programming. Connectivity enhances our content capabilities by expanding our vertical markets across the mobility markets and introducing new capacity for personalized end-user advertising. Providing rich content directly to passengers’ own devices creates new opportunities for revenue from passengers and brand sponsorship. Content enhances our connectivity capabilities by differentiating our products, increasing traffic on our connectivity system, and providing licensing for television and live events. We believe our services are uniquely positioned to change the existing mobility model and drive towards a satellite-connected entertainment and commerce platform.
Connectivity

The use of our connectivity equipment on our customers’ aircraft is subject to regulatory approvals, such as a Supplemental Type Certificate, or “STC,” that are imposed by agencies such as the Federal Aviation Administration (“FAA”), the European Aviation Safety Agency (“EASA”) and the Civil Aviation Administration of China (“CAAC”). The costs to obtain and/or validate an STC can be significant and vary by plane type and customer location. We have STCs to operate our equipment on several plane types, including The Boeing Company’s (“Boeing”) 737, 757, 767 and 777 aircraft families, and for the Airbus SE (“Airbus”) A320 aircraft family. While we believe we will be successful in obtaining STC approvals in the future as needed, there is a risk that the applicable regulatory agencies do not approve or validate an STC on a timely basis, if at all, which could negatively impact our growth, relationships and ability to sell our connectivity services. To partially address the risk and costs of obtaining STCs in the future, we have an agreement with Boeing to offer our connectivity equipment on a “line-fit basis” for Boeing’s 737 and 787 models. We are also pursuing line-fit initiatives with other aircraft manufacturers. If we invest in these long-term line-fit opportunities, which we believe will improve our long-term ability to onboard our connectivity equipment on new plane types in a more scalable and cost-effective manner, we expect to incur significant product development expenses.

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
The growth of our Connectivity segment is dependent upon a number of factors, including the rates at which we increase the number of installed connectivity systems for new and existing customers, customer demand for connectivity services and the prices at (and pricing models under) which we can offer them, government regulations and approvals, customer adoption, take rates (or overall usage of our connectivity services by end-users), the general availability and pricing of satellite bandwidth globally, pricing pressures from our competitors, general travel industry trends, new and competing connectivity technologies, our ability to manage the underlying economics of connectivity services on a global basis and the security of those systems. The regulatory grounding of Boeing’s 737 MAX aircraft type (“MAX aircraft”) beginning in March 2019, which was necessitated by flight incidents beyond our control and unrelated to passenger connectivity systems is expected to continue to have significant impact on Southwest’s business and as a result, our financial results. Prior to the grounding, MAX aircraft represented approximately 1% of our total Connectivity service revenue.
The success of our business depends, in part, on the secure and uninterrupted performance of our information technology systems.  An increasing number of companies have disclosed cybersecurity breaches, some of which have involved sophisticated and highly targeted attacks on their computer networks. Despite our efforts to prevent, detect and mitigate these threats, including continuously working to install new, and upgrade our existing, information technology systems and increasing employee awareness around phishing, spoofing, malware, and other cyber risks, there is no guarantee that such measures will be successful in protecting us from such cyber issues. We will respond to any reported cybersecurity threats as they are identified to us and work with our suppliers, customers and experts to quickly mitigate any threats, but we believe that cybersecurity risks are inherent in our industries and sectors and will continue to represent a significant reputational and business risk to our Connectivity segment’s growth and prospects, and those of our overall industries and sectors.
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
We plan to further expand our connectivity operations internationally to address opportunities in non-U.S. markets. As we expand our business further internationally in places such as the Middle East, Europe, Asia Pacific and Latin America, we may incur incremental upfront expenses associated with these growth opportunities. However, our most recent IFC award, from Turkish Airlines, has significant network overlap with our current European network, limiting upfront expenses related to that opportunity in 2020 and 2021.
We are seeking to aggressively expand our Connectivity solutions to customers worldwide. In aviation markets, we already have significant operations in North America, Europe and the Middle East. We have focused our commercial sales efforts within this region, and on aircraft types where we already have regulatory approvals. We believe this focused approach will drive growth of our Connectivity gross margins through network utilization and scale economics. We also have the ability to strategically target new opportunities in markets with high populations and traffic density, such as Asia Pacific, China, India and Brazil. In maritime and land markets, we are focused on winning large fleets and fixed terrestrial installations with a combination of efficient broadband capacity and integrated content that improves traveler experience, crew welfare and revenue generation for our customers.
Leverage Technology

We believe we have the most technologically advanced ground network and performance-enhancing software-defined networking technologies in the market today, and we plan to leverage our network strength as we incorporate the newest technology from our satellite partners. In aviation, our technology has proven reliability, global certifications and market-leading capabilities for performance on geostationary satellite networks at mid- and high-latitudes. In maritime and land markets, we have unique multi-band capabilities, patented technologies that improve the quality of experience for end-users and a global network backbone that we believe differentiates us from our competitors. We plan to leverage these advantages as we target expansion in new and emerging markets.

Continue Technological Evolution

We work continuously to improve existing systems and user interfaces, while also developing plans to remain at the forefront of the technological curve. We have introduced and operationalized our new three-axis aviation antenna and high speed modem technologies in aviation. In Maritime, Enterprise and Government, we have deployed advanced SD-WAN technologies that provide over a gigabit of throughput to cruise ships. We continue to invest in research and development for connectivity components, as well as new entertainment services for both aviation and maritime markets. Our strategic decision to develop key components and systems that interface with handheld devices should enable our aviation, maritime and land customers to stay on the cutting edge of technological advancements.

Media & Content

The growth of our Media & Content segment is dependent upon a number of factors, including the growth of our IFE systems (including both seatback installed and Wi-Fi IFE systems), our customers’ demand for content and games across global mobility markets, the general availability of content to license from our studio partners, our ability to offer competitive pricing and our ability to manage the underlying economics of content licensing by studio. We believe that customer demand for content and games will continue to grow in the long-term and we intend to capitalize on this opportunity, but our ability to do so in part depends on our ability to harness passenger data and analytics in order to improve and customize our offerings.
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

In aviation, our primary in-flight connectivity competitors are Gogo, Inc. and ViaSat, Inc. In certain opportunities and geographies, we also compete with Inmarsat plc and Panasonic Avionics Corporation. In maritime and land, our primary competitors are Speedcast, Inmarsat plc, Marlink and O3b Networks Ltd. Our competitors use different technologies, including air-to-ground mobile services and satellite connectivity on C-band, Ku-band and Ka-band networks to provide connectivity to customers. We believe our satellite services offer a competitive combination of worldwide availability, quality of experience, available high-speed bandwidth and cost compared to our competitors.

We believe our Media & Content segment services the majority of the content-services market for the worldwide airline industry. We have different competitors for our various activities in the content market. For airline content curation and post-production and advertising, we primarily compete with Spafax, which is affiliated with the advertising and public-relations company WPP PLC, and Inflight Dublin. In the maritime content curation market, our primary competitor is Swank Motion Pictures Inc.

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

Future Strategic Initiatives
Potential Sales of Certain Business or Assets
As part of our strategic initiatives, we considered the divestiture of various businesses and assets, including the potential sale of elements of our Maritime, Enterprise and Government (“MEG”) business unit. The Company continues to work with its joint venture partner and our financial advisor to evaluate the potential sale of the WMS joint venture interest.
In early 2020, the Company concluded the MEG strategic review process that we first announced in early 2019, electing to retain the unit. During the course of 2019, we drove significant improvements in the performance of the business, including major customer renewals, launch of new technologies, and cost reduction activities. Specifically, gross margin improved to 14.4% in 2019 relative to 7.7% in 2018. The Company anticipates further improvement in 2020 driven by the Phase III initiatives. Given this improved performance, we did not receive actionable bids that would accelerate meaningful deleverage for the Company. Therefore, we will focus on deleveraging through continued execution of our strategic plan.
Government Regulation
As a participant in the global airline and global telecommunication industries we are subject to a variety of government regulatory obligations.
Federal Aviation Administration/European Aviation Safety Agency/Civil Aviation Administration of China

The use of our connectivity equipment on our customers’ aircraft is subject to regulatory approvals, such as a Supplemental Type Certificate, or “STC,” that are imposed by agencies such as the Federal Aviation Administration (“FAA”), the European Aviation Safety Agency (“EASA”) and the Civil Aviation Administration of China (“CAAC”). The costs to obtain and/or validate an STC can be significant and vary by plane type and customer location. We have STCs to operate our equipment on several plane types, including The Boeing Company’s (“Boeing”) 737, 757, 767 and 777 aircraft families, and for the Airbus SE (“Airbus”) A320 aircraft family. We believe we will be successful in obtaining STC approvals in the future as needed. We believe that agreements with Boeing to offer our connectivity equipment on a “line-fit basis” partially address the possible negative impact on the Company’s growth, relationships and ability to sell our connectivity services that may arise as a result of applicable regulatory agencies not approving or validating an STC on a timely basis.
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

Employees

As of December 31, 2019 and 2018, we had a workforce of 1,364 and 1,517 employees, of which 1,129 and 1,322 were full-time employees, and the remainder temporary labor and contractors. Of the full-time employees, approximately 43% and 44% were employed in the United States as of December 31, 2019 and 2018, respectively. Our Brazilian and Swedish employees are unionized and are employed pursuant to collective bargaining agreements. Such collective bargaining agreements are renegotiated annually, generally to account for inflation. As of December 31, 2019, approximately 1% of our overall workforce is employed in Brazil and Sweden.

Other than our employees in Brazil and Sweden, none of our employees are represented by labor unions or are subject to collective bargaining agreements. We believe that relations with our employees are good.

Corporate History

We were formed in February 2011 as a “special purpose acquisition company” whose purpose was to effect a merger, capital stock exchange, asset acquisition or similar business combination with one or more businesses. In January 2013, we completed a business combination transaction and changed our name to Global Eagle Entertainment Inc. We acquired multiple other companies and assets through M&A activities subsequent to 2013. In July 2016, we acquired EMC to expand our maritime and land connectivity markets. Our principal executive offices are located at 6080 Center Drive Suite 1200, Los Angeles, California, 90045.

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

ITEM 1A.    RISK FACTORS
We operate in a dynamic and rapidly changing economic and technological environment that involves numerous risks and uncertainties, many of which are driven by factors that we cannot control or predict.  Investing in our common stock involves substantial risks. In addition to the other information included in this Annual Report on Form 10-K, the following risk factors should be considered in evaluating our business and future prospects. The risk factors described below are not necessarily exhaustive. You should also refer to the other information contained in this Form 10-K, including Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Risks Related to Our Business and Industry

Our substantial indebtedness and limited cash on hand may limit our ability to invest in the ongoing needs of our business and subject us to various reporting and financial covenants that we may be unable to comply with. The failure to remain in compliance with those covenants could cause our creditors to accelerate our debt obligations, which could adversely affect our business and financial condition and may cause us to seek bankruptcy protection.

We currently have a significant amount of indebtedness and could in the future incur additional indebtedness. As of December 31, 2019, we had $506.0 million aggregate principal amount in senior secured term loans (the “Term Loans”) outstanding under our senior secured credit agreement (the “2017 Credit Agreement”). In addition, we had $43.3 million drawn under the 2017 Revolving Loans (excluding approximately $4.3 million in letters of credit outstanding thereunder), with remaining availability thereunder of approximately $37.4 million as of December 31, 2019; $178.0 million aggregate principal amount of outstanding Second Lien Notes, including $28.0 million of payment-in-kind (“PIK”) interest converted to principal since issuance; $82.5 million aggregate principal amount of 2.75% convertible senior notes due 2035; and other debt outstanding of $23.7 million.

Our primary sources of liquidity are cash on hand, cash flow from operations, borrowing capacity under credit facility, and cash from liquidity-generating transactions. On February 28, 2020, as a precautionary measure to ensure financial flexibility and maintain maximum liquidity in response to the COVID-19 pandemic, the Company further leveraged the balance sheet, and drew down the remaining $41.8 million under the Revolving Credit Facility with a corresponding increase in cash on hand. Following the Drawdown, the Company has no remaining borrowing under the Revolving Credit Facility. A substantial amount of the Company's cash requirements are for debt service obligations. The Company has generated operating losses in each of the years ended December 31, 2018 and 2019. Additionally, the Company has incurred net losses and had negative cash flows from operations for each of these years primarily as a result of significant cash interest payments arising from the Company's substantial debt balance. Net cash used in operations was $8.9 million for the year ended December 31, 2019 which included cash paid for interest of $56.6 million. Working capital deficiency increased by $42.9 million, to $63.3 million as of December 31, 2019, compared to $20.4 million as of December 31, 2018. The Company's current forecast indicates it will continue to incur net losses and generate negative cash flows from operating activities as a result of the Company's indebtedness and significant related interest expense. At December 31, 2019, the Company had debt maturities totaling $15.7 million, $29.9 million and $623.3 million in 2020, 2021 and 2022, respectively.

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

•
We are required to comply with a financial covenant that requires us to maintain, as of any test period, a consolidated first lien net leverage ratio (the “Leverage Ratio”), as defined under our senior secured credit agreement entered into on January 6, 2017, as amended from time to time, the “2017 Credit Agreement”). Such ratio is used to define the applicable rate on outstanding debt and fees and used to determine compliance for additional working capital and acquisitions. If we are unable to achieve the results required to comply with this covenant in one or more quarters over the next twelve months, we may be required to take specific actions, including but not limited to, additional reductions in headcount and targeted procurement initiatives to further reduce operating costs, or alternatively, seek a waiver or an amendment from our lenders. If we are unable to satisfy our financial covenants or obtain a waiver or an amendment from our lenders, or take other remedial measures, we will be in default under our credit facilities, which would enable lenders thereunder to accelerate the repayment of amounts outstanding and exercise remedies with respect to the collateral. If any of our lenders under our credit facilities demand immediate payment, we will not have sufficient cash to repay such indebtedness. In addition, a default under our credit facilities or the lenders exercising their remedies thereunder could trigger cross-default provisions in our other indebtedness and certain other operating agreements. Our ability to amend our credit facilities or otherwise obtain waivers from our lenders depends on matters that are outside of our control and there can be no assurance that we will be successful in that regard. In addition, any covenant breach or event of default could harm our credit rating and our ability to obtain financing on acceptable terms, or at all. The occurrence of any of these events could have a material adverse effect on our financial condition and liquidity.

•
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

•
Our ability to obtain additional financing to fund future working capital needs, capital expenditures, acquisitions and other general corporate requirements could be limited. If we are unable to raise additional capital when needed, it could affect our liquidity, business, financial condition, results of operations and cash flows. In addition, our revolving credit facility is conditioned upon the absence of defaults and our ability to make certain representations and warranties. Failure to meet our borrowing conditions under our revolving credit facility could materially and adversely impact our liquidity.

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

•
Our failure to comply with the covenants in our 2017 Credit Agreement and the securities purchase agreement governing our Second Lien Notes due June 30, 2023 (as amended, the “Second Lien Notes”), which include covenants requiring us to timely file our audited and unaudited financial statements, could result in an event of default on our debt.

•
We could experience increased vulnerability to general adverse economic conditions, including increases in interest rates, if our borrowings bear interest at variable rates or if such indebtedness is refinanced at a time when interest rates are higher.

•
Unless the terms of our 2017 Credit Agreement otherwise permit cash interest payments, all interest payments on our Second Lien Notes must be paid in-kind through maturity, which will increase the outstanding principal amount on such notes and further increase our substantial indebtedness.

Our ability to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness depends on our performance, which is subject to economic, financial, competitive and other factors beyond our control. In the recent past, our business has not generated positive cash flows from operating activities and may not generate cash flow from operations in the future sufficient to service our debt and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations.

In addition, we may incur substantial additional indebtedness in the future, which could cause the related risks to intensify. We may need to refinance all or a portion of our indebtedness on or before their respective maturities. We cannot assure you that we will be able to refinance any of our indebtedness on commercially reasonable terms or at all. The terms of any new debt may also impose additional and more stringent restrictions on our operations than are currently in place. In addition, our revolving credit facility is subject to the absence of defaults and our ability to make certain representations and warranties. Failure to meet our borrowing conditions under our revolving credit facility could materially and adversely impact our liquidity.

As further described herein, to service our debt obligations and to fund our operations and our capital expenditures, we require a significant amount of cash to meet our needs, which depends on many factors beyond our control. There is no assurance that we will be able to create the required liquidity. Our ability to meet our obligations as they become due in the ordinary course of business for the next 12 months will depend on our ability to achieve forecasted results, our ability to conserve cash, our ability to obtain necessary waivers from Lenders and other Equity Stakeholders to achieve sufficient cash interest savings therefrom and our ability to complete other liquidity-generating transactions. Based on the uncertainty of achieving these actions and the significance of the forecasted future negative cash flows resulting from our substantial debt balance, including anticipated future cash interest payments our management has determined that there is substantial doubt as to the our ability to continue as a going concern for a period of 12 months following May 14, 2020.

If we are unable to complete any of the actions described in the paragraph above, or otherwise generate incremental liquidity, or if there are material adverse developments in our business, results of operations or liquidity, we may be forced to further reduce or delay our business activities and capital expenditures, sell material assets, seek additional capital or be required to file for bankruptcy court protection. We cannot assure you that we would be able to accomplish any of these alternatives on a timely basis or on satisfactory terms, if at all.

Our audited financial statements included a statement that there is a substantial doubt about our ability to continue as a going concern and a continuation of negative financial trends could result in our inability to continue as a going concern.

As a result of the impact of the COVID-19 pandemic on our operations as described below, our management has determined that there is a substantial doubt about our ability to continue as a going concern over the next twelve months and our independent auditors have included a “going concern” explanatory paragraph in their report on our financial statements as of and for the year ended December 31, 2019. The reaction of investors, suppliers and others to Management’s conclusion that there is substantial doubt, and our potential inability to continue as a going concern, could materially adversely affect the price of our common stock.

In addition, the covenants in our senior secured credit facilities include a requirement that we receive an opinion from our auditors in connection with our year-end audit that is not subject to a “going concern” or like qualification or exception. On April 15, 2020, the entered into the Tenth Amendment to the Credit Agreement and obtained a waiver related to obtaining a “going concern” or like qualification or exception opinion for the year-end December 31, 2019 financial statements. We cannot be assured that we will be able to obtain additional covenant waivers or amendments in the future which may have a material adverse effect on the our results of operations or liquidity. Even if we are able to successfully manage our liquidity challenges through the end of the first quarter of 2021, if we are unable to improve our liquidity forecast for 2021 and refinance or extend a significant portion of our substantial 2022 debt maturities prior to the completion of the audit of our 2020 financial statements, we anticipate that our management will conclude that there is substantial doubt, and our potential inability to continue as a going concern, and, if we are unable to obtain a waiver of the covenant in the senior secured credit facilities that requires us to deliver an unqualified auditor’s opinion, it will trigger a default under the senior secured credit facilities. We cannot assure you that we will be able to obtain such a waiver or amendment.

If our projected operating results fail to improve we could violate additional debt covenants, our liquidity could be further adversely impacted and we may need to seek additional sources of funding. There is no assurance that we will be able to maintain our borrowing base availability, raise additional capital to fund our operations, or that debt or equity financing will be available in sufficient amounts or on acceptable terms. If our operating results fail to improve, then our financial condition could render us unable to continue as a going concern.

The rapid spread of contagious illnesses could have a material adverse effect on our business and results of operations.

Our financial condition and results of operations could be adversely affected by outbreaks of contagious disease such as the recent COVID-19 pandemic. As of the time of this filing, the impacts of the COVID-19 pandemic have had and could in the future have a material adverse effect on the demand for worldwide travel and therefore have a material adverse effect on our business, our results of operations and the profitability of our joint venture interests. As a result of the COVID-19 outbreak, most of our airline and cruise line customers have temporarily ceased, and/or severely reduced, operations in certain markets. The spread of COVID-19 or associated strains has had and could continue to have a significant adverse impact on the demand for worldwide travel and, as a result, our financial results. Moreover, travel restrictions and operational issues resulting from the rapid spread of contagious illnesses in parts of the world where we have significant operations may continue to have a material adverse effect on our business and results of operations. In addition, a significant outbreak of contagious diseases in the human population could result in a widespread health crisis that could adversely affect the economies and financial markets of many countries, resulting in an economic downturn that could have a material adverse effect on demand for our end customers’ products and services and could have a material adverse effect on our operating results. The resulting economic downturn can also negatively impact our stock price.

The occurrence of any of these events could further negatively impact our future consolidated financial position, results of operations and cash flows. There could be a prolonged impact on our business due to slow economic recovery or changes in consumer behavior. We currently anticipate that we will be able to satisfy our ongoing cash requirements during the next twelve months primarily with cash flow from operations and existing cash balances. However, if we have sustained decrease in consumer demand related to the COVID-19 pandemic, we may require access to additional capital. There is no guarantee that we will be able to obtain additional capital or to extend or refinance our existing borrowing agreements, if needed, as we have no remaining borrowing under the current Revolving Credit Facility following our draw down of the available $41.8 million on February 28, 2020.

Our results of the first quarter of fiscal 2020 have been negatively impacted and our results for the full fiscal year could continue to be negatively impacted in ways we are not able to predict today, including, but not limited to, non-cash write-downs and asset impairment charges (including impairments on property and equipment, operating lease right-of use assets and goodwill); unrealized gains or losses related to investments; foreign currency fluctuations; and collections of accounts receivables. Additionally, payments to certain vendors have not been made in accordance with payment terms. To date, no critical vendors have stopped providing goods or services. However, there is no assurance that this will continue. If a critical vendor were to discontinue doing business with us this could have a material adverse impact on our results. We are continuing to monitor the potential impact of the COVID-19 pandemic.

Our business is dependent on the travel industry and the competitive nature of that industry; it makes our business sensitive to domestic and international economic conditions.

Our business is directly affected by the number of passengers flying on commercial airlines and traveling on cruise ships, the financial condition of these airlines and cruise lines, and the general availability of travel and related economic conditions around the world. As demand for air and maritime travel has declined due to the rapid spread of COVID-19, throughout the world, the number of aircraft, flights and cruise line passengers available to use our Connectivity and Media & Content offerings has also rapidly declined, which is having a material adverse effect on our financial condition and prospects. Further, due to the fears and restrictions involved with travel in the near term, sales of airline and cruise ship tickets for future travel appear to be well below expectations and there is significant uncertainty about when passenger levels will begin to “ramp up”. Additionally, current high unemployment rates are adversely affecting the travel and mobility markets, as well as reduced consumer and business spending and U.S. and global recessionary concerns. A general reduction or shift in discretionary spending has and will result in decreased demand for leisure and business travel and lead to a reduction in the number of airline flights or cruise lines offered, the number of passengers flying or taking cruises and the willingness of airlines and cruise lines to commit to spending funds on items such as our Connectivity and Media & Content offerings.

Many of our airline and maritime customers operate in intensely competitive environments. These competitive circumstances could cause one or more of our customers to reduce expenditures on passenger and guest services, including our Connectivity and Media & Content services, which could have a material adverse effect on our business prospects and financial condition. If we are not able to anticipate and keep pace with rapid changes in customer needs and technology, our business may be negatively affected.

Our success depends on our ability to develop, implement and offer products, services and solutions that anticipate and keep pace with rapid and continuing changes in technology, industry standards and customer preferences. We may not be successful in anticipating or responding to these developments on a timely basis, and our products, services and solutions may not be successful in the marketplace. In addition, products, services, solutions and technologies developed by current or future competitors may make our products, service or solution offerings uncompetitive or obsolete. Any one of these circumstances could adversely affect our ability to obtain and successfully offer our products and services. Furthermore, focusing on core business risks and immediate risks may allow for other factors to go unattended and grow into potentially material risks. In addition, residual risks (risk that remains after the initial risk is managed) can turn into core and immediate risks if undetected or not managed.

Negative perceptions or publicity could damage our reputation among existing and potential customers, investors, employees, advisors and vendors. Additionally, our ability to attract, retain and serve our customers may be negatively impacted by service interruptions or delays, technology failures, damage to equipment or software defects or errors.

Our ability to attract and retain customers, investors, employees and advisors is highly dependent upon external perceptions of our Company. In addition, our ability to source necessary equipment and supplies from vendors may be affected by negative perceptions of our Company, including any actual or perceived inability to pay our vendors in a timely manner and our low stock price. Damage to our reputation could cause significant harm to our business and prospects and may arise from numerous sources, including any perceived or actual weakness in our technological, cybersecurity, or other security breaches resulting in improper disclosure of customer or employee personal information, unethical behavior and misconduct by our employees, advisors and counterparties. Further, lawsuits pertaining to personnel’s classification, such as contingent workforce, and wrongful termination claims can lead to increased cost (in both defending and settling of such claims) and deteriorating the Company’s reputation in the marketplace. Negative perceptions or publicity regarding these and other matters could damage our reputation among customers, investors, employees, advisors and vendors and adversely affect our businesses.

Additionally, our reputation and ability to attract, retain and serve our customers depends, in part, upon the reliable performance of our satellite transponder capacity, network infrastructure and connectivity system. The uninterrupted operations and services depend upon the extent to which our equipment and the equipment of our third-party network providers is protected against damage from fire, flood, earthquakes, power loss, solar flares, telecommunication failures, computer viruses, break-ins, cyber-attacks, acts of war or terrorism and similar events or factors beyond our control. Our Connectivity segment has experienced interruptions in these systems in the past, including infrastructure, component and service failures that cause service disruptions, service delays or technology or systems failures. If we experience frequent system or network failures, our reputation could be harmed, and our customers may have the right to terminate their contracts with us or pursue other remedies. Any such impact to our reputation or ability to attract, retain and serve our customers could have a material adverse effect on our business, financial condition and results of operations.

The software underlying our Connectivity services is inherently complex and may contain material defects or errors, particularly when software is first introduced or when new versions or enhancements are released. Any defects or errors, particularly those that cause interruptions to the availability of our services could result in termination or failure to renew contracts by our airline customers, reputational risk and reductions in sales or sales credits or refunds to our customers. The costs incurred in correcting any material defects or errors in our software may be substantial and could have a material adverse effect on our financial condition and results of operations.

Our business and reputation could be materially harmed as a result of cybersecurity attacks, data breaches, data theft, unauthorized access or hacking.

The success of our business depends, in part, on the secure and uninterrupted performance of our information technology systems. In addition, because we engage suppliers and vendors to process personal and payment card information of our customers and end-users, our business is dependent on the security and performance of the information technology systems of those suppliers and vendors. While we select these third-party suppliers and vendors carefully, we do not control their actions. Any problems caused by these third parties, including those resulting from cyber-attacks and security breaches at a supplier or vendor, could adversely affect our ability to deliver products and services to our customers and otherwise conduct our business. An increasing number of companies have disclosed breaches of their security, some of which have involved sophisticated and highly targeted attacks on their computer networks. The techniques used to obtain unauthorized access, disable or degrade service or sabotage systems change frequently and often, and as a result the techniques are often not recognized until launched against a target. Accordingly, we may be unable to anticipate such threatening techniques or to implement adequate preventative measures to protect our business from cyber and similar unauthorized attacks on our information technology systems. Despite our efforts to prevent, detect and mitigate these threats, including continuously working to install new, and upgrade our existing, information technology systems and increasing employee awareness around phishing, spoofing, malware, and other cyber risks, there is no guarantee that such measures will be successful in protecting us from a cyber-attacks. In addition, the cost and operational consequences of implementing, maintaining and enhancing further data or system protection measures could increase significantly to overcome increasingly intense, complex, and sophisticated global cyber threats. Any material breaches of cybersecurity or media reports of perceived security vulnerabilities to our systems or those of our suppliers or vendors, even if no breach has been attempted or occurred, could cause us to experience reputational harm, loss of customers and revenue, regulatory actions and scrutiny, sanctions or other statutory penalties, litigation, liability for failure to safeguard our customers’ information, or financial losses that are either not insured against or not fully covered through any insurance maintained by us. Any of the foregoing may have a material adverse effect on our business, financial condition and results of operations.

The material weaknesses in our internal control over financial reporting have not been fully remediated. If we are unable to establish and maintain effective disclosure controls and internal control over financial reporting, our ability to produce accurate financial statements on a timely basis could be impaired, and the market price of our securities may be negatively affected.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected on a timely basis.

We previously identified material weaknesses in our internal control over financial reporting, as reported in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 (the “2018 Form 10-K”). These related to our entity level controls, financial statement close and reporting process, general information technology controls, intercompany process, inventory, content library, internally developed software, long lived assets, goodwill impairment, accounts payable and accrued liabilities, revenue processes, cost of sales and related accruals, income taxes, payroll, treasury, and business combination. Our material weaknesses related to the intercompany process, content library, payroll and treasury have been remediated in 2019, but we can give no assurance that the remediated material weakness will continue to be effective. The remaining material weaknesses have not been fully remediated in 2019.

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

We will continue to expend significant financial and information-technology resources to remediate these material weaknesses and deficiencies in our internal control over financial reporting as well as to perform additional procedures to compensate for our material weaknesses and deficiencies in order to complete our financial statement closing. The process of remediating these material weaknesses and deficiencies will divert the attention of management and other resources from our ongoing business, and this remediation process may require greater than one-year to complete.

If we are unable to establish and maintain effective internal control over financial reporting, we may not be able to produce financial statements in a timely manner or without material misstatements. The material weaknesses and deficiencies that we have identified may impair our ability to timely identify and forecast certain business trends and certain aspects of our financial performance which could affect our operational performance. Our failure to timely produce financial statements may also constitute defaults or give rise to penalties under our debt instruments if we are unable to comply with our reporting covenants. Nasdaq could also delist our common stock if we are delinquent in our SEC filings, thereby impairing the trading liquidity of our common stock. A delisting would trigger the repurchase option under the indenture governing our convertible notes (as further described under

“Risks Relating to our Common Stock”) and have an adverse impact on the trading volume, liquidity and market price of our common stock. In addition, if we are unable to remediate our material weaknesses and deficiencies in internal control over financial reporting, investors, customers, rating agencies, lenders or others may lose confidence in the accuracy and completeness of our financial reports, the market price of our securities could decline, we could be subject to investigations by the SEC or other regulatory authorities or litigation that results in substantial fines, penalties or liabilities and we may be unable to raise funds from debt and equity investors on terms favorable to us, if at all.

We have expended significant time and resources and expect to expend additional time and resources in connection with our efforts to remediate our material weaknesses in our internal control over financial reporting, which could divert management’s attention from our business, reduce our liquidity and have an adverse effect on our financial performance.

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

Our ability to reduce operating expenses is dependent upon the nature of the actions we take to reduce expenses, our commitment to our cost-savings plans, and our subsequent ability to execute and implement those plans and actions and realize expected cost savings. We may need to take additional restructuring actions, such as eliminating or consolidating certain of our operations, reducing our headcount, or eliminating certain positions for a variety of reasons, including deterioration in market conditions or significant declines in demand for our products and services. Failure to successfully implement such restructuring activities could adversely affect our ability to meet customer demand for our products and services. We engaged a third-party management consulting firm, to assist with identifying and deploying Phase III cost savings initiatives in 2020. Failure to successfully implement such restructuring activities could adversely affect our ability to meet customer demand for our products and services, and could increase the cost of our products and services versus our projections, each of which could adversely impact our operating results. Further, expenses and cost inefficiencies associated with our restructuring activities, including severance costs and the loss of trained employees and senior management with knowledge of our business and operations, could exceed our expectations and negatively impact our financial results.

We operate internationally and our ability to expand in non-U.S. markets involves multiple risks that the company may not be able to mitigate.

We operate in numerous countries around the world and intend to continue to expand the number of countries in which we operate. Our ability to expand internationally involves various risks, including the need to invest significant resources in unfamiliar markets and the possibility that there may not be returns on these investments in the near future comparable to our recent financial results or at all. We may need to adopt technological solutions for broadband Internet that are different than those we deploy domestically, we may be unable to find content or service providers to partner with on commercially reasonable terms for foreign markets, or at all, and we cannot provide assurance that changes in geopolitics will not result in restrictions on the expansion of our business, such as restrictions on foreign ownership of telecommunications providers or the establishment of economic sanctions by the United States affecting businesses such as ours. In addition, in expanding our operations internationally, we expose our business to the risks and uncertainties relating to the international financial markets, compliance with international regulations and policies, the complexity of managing foreign operations and human resources and more acute exposure to the impact of international governmental and political changes and conflicts.

Many of the countries in which we operate have legal systems that are less developed and less predictable than the legal systems in the United States, and, as a result, our international expansion exposes us to potential increased costs and uncertainties.

New rules and regulations may be enacted, or existing rules and regulations may be applied or interpreted in a manner which could limit our ability to offer products and provide the services in the countries in which we wish to operate.

The long sales cycle of many of our Connectivity and Media & Content segment’s products increases the difficulty of our expense planning and revenue forecasting and may cause us to expend substantial resources without any assurance of an acceptable financial return.

Many of our products have long sales cycles that involve numerous steps, including initial customer contacts, specification writing, software engineering design, software prototyping, pilot testing, device certification, regulatory approvals, marketing and sales efforts and commercial manufacture, integration and delivery. During this cycle, we may expend substantial financial resources and management time and effort without any assurance or ability to predict when or if product sales will result. Delays in sales may cause us to expend significant resources without any assurance of an acceptable financial return and increases the difficulty of our expense planning and revenue forecasting, which could have a material adverse effect on our business.

Our Company’s revenue is largely dependent upon our existing relationship and agreement with Southwest Airlines.

Our existing supply and services agreement with Southwest Airlines, entered into in December 2016 expires in December 2025, governs our supply of products and services to Southwest Airlines, including our broadband equipment, Wi-Fi service in connection with the use of our broadband system, live television-related services and certain additional contemplated services. Our Company is substantially dependent on this customer relationship. In addition, a significant source of our revenue and operating income is generated from the supply of live television-related services to Southwest Airlines. If we fail to maintain certain minimum service level requirements relating to such television service, or if we fail to meet other obligations relating to our technology, equipment or services, Southwest Airlines may have the right to terminate such service or the supply and services agreement. In addition, if any of Southwest’s planes continue to be grounded for reasons outside of the airline’s control, such as the grounding of its fleet of Boeing 737 MAX aircraft, or its entire fleet due to the COVID-19 outbreak, Southwest Airlines may have the right to suspend its services obligations with us. Further, there is no guarantee that Southwest Airlines will continue to maintain historical levels of fleet installation growth with us. Our business would be materially adversely affected if we are unable to maintain our existing relationship with Southwest Airlines.

We may be unable to retain or attract Media & Content customers if we do not develop new products or enhance those we currently provide.

The IFE market is faced with rapid technological change, evolving standards in IFE and computer hardware, software development, communications and security infrastructure, and changing needs and expectations of customers. Building new products and service offerings requires significant investment in research and development. Our investment in software and other product development may ultimately prove to be unsuccessful, and the Company may be required to impair the capitalized value associated with those investments. We also face uncertainty when we develop or acquire new products because there is no assurance that a sufficient market will develop for those products or that such products will result in the cost-savings and synergies that we anticipate.

In addition, a substantial portion of our research and development resources are devoted to maintenance requirements and product upgrades that address new technology support. These demands put significant constraints on the resources that we have available for new product development. If we are unable to develop new products or enhance those we currently provide in an environment of technological change and evolving standards and customer needs, we may be unable to retain or attract customers and our financial condition and results of operations would be materially adversely impacted as a result.

Businesses or technologies that we have acquired or invested in or that we may acquire or invest in could prove difficult to integrate, disrupt our ongoing business, dilute stockholder value or have an adverse effect on our results of operations.

We may engage in acquisitions of businesses or technologies to augment our growth, and/or we may invest with third parties in certain U.S. and foreign markets. Acquisitions and investments involve challenges and risks in negotiation, execution, valuation and integration. Even if successfully negotiated, closed and integrated, certain acquisitions or investments may not advance our business strategy as much as expected, may fall short of expected return-on-investment targets or may fail altogether. Any past or future acquisition or investment could also involve additional risks, including:

•	potential impact on our ability to produce financial statements in a timely manner, which could in turn contribute to or cause our material weaknesses in our internal controls;

•	potential distraction of management from our ongoing business and from the remediation of our material weaknesses;

•	difficulty integrating the operations and products of the acquired business, which could result in delays in the realization of acquisition synergies;

•	use of cash to fund the acquisition or investment or for unanticipated expenses;

•	limited market experience in new businesses;

•	exposure to unknown liabilities, including litigation involving any of our acquired businesses;

•	additional costs due to differences in culture, geographical locations and duplication of key talent;

•	delays associated with or resources being devoted to regulatory review and approval and other ongoing compliance matters;

•	acquisition-related accounting charges affecting our balance sheet and operations;

•	difficulty integrating the financial results of the acquired business in our consolidated financial statements;

•	controls in the acquired business;

•	potential impairment of goodwill, intangible and tangible assets;

•	potential impairment of equity method investments;

•	dilution to our current stockholders from the potential issuance of equity securities to consummate a proposed acquisition or investment; and

•	potential loss of key employees or customers of the acquired company.

In the event that we enter into any acquisition or investment agreements, closing of the transactions could be delayed or prevented by regulatory approval requirements, including antitrust or national-security reviews or other conditions. We may not be successful in addressing these risks or any other problems encountered in connection with any attempted acquisitions or investments, and, based on the negotiated terms of a particular transaction, we could assume all of the economic risks of such failed or unsuccessful acquisitions or investments.

In certain of our previously completed acquisitions, we agreed to make future payments, either in the form of employee bonuses or contingent purchase price payments, or earnouts, based on the performance of the acquired businesses or the employees who joined us with the acquired businesses. We may use earnouts for acquisitions in the future. The performance goals pursuant to which these future payments may be made generally relate to achievement by the acquired business or the employees who joined us from the acquired business of certain specified benchmarks during a specified period following completion of the applicable acquisition. Future acquisitions or investments may involve issuances of stock as full or partial payment of the purchase price for the acquired business or investment, grants of incentive stock or options to employees of the acquired businesses (which may be dilutive to existing stockholders), and expenditure of substantial cash resources or the incurrence of material amounts of debt. The specific performance goals and amounts and timing of employee bonuses or contingent purchase price payments vary with each acquisition. While we expect to derive value from an acquisition in excess of such contingent payment obligations, our strategy may change and we may be required to make certain contingent payments without deriving the anticipated value.

Although we conducted due diligence in connection with the acquisitions and investments that we have already consummated, we cannot be certain that such diligence revealed all material issues that may be present in those businesses. It may not be possible to uncover all material issues through a customary amount of due diligence, or there may be adverse factors outside of our control that later arise. Even if the due diligence that we conducted in connection with acquisitions or investments that we have already consummated or that we consummate in the future successfully identifies certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with our preliminary risk analysis.

In addition, we may be required to write down or write off assets, restructure operations, or incur impairment or other charges that could result in losses with respect to any acquisitions or investments we consummate from time to time. Even though these charges may be non-cash items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our securities. Any such write-downs, write-offs, restructuring or charges could have a significant negative effect on our financial condition, results of operations and stock price.

We may fail to realize the expected benefits of any acquisitions or investments as rapidly as the expectations of, or to the extent anticipated by, the marketplace, investors, financial analysts or industry analysts. Any such failure may have a material impact on our financial condition, results of operations and stock price.

Most notably, we failed to realize the expected benefits following our acquisition of EMC. This resulted in a reduced assessment of our goodwill as a result of a significant decline in our market capitalization and lower than expected financial results in our Maritime & Land Connectivity reporting unit.

We continually assess the strategic fit of our existing businesses and may divest or otherwise dispose of businesses that are deemed not to fit with our strategic plan or are not achieving the desired return on investment, and we cannot be certain that our business, operating results and financial condition will not be materially and adversely affected.

A successful divestiture depends on various factors, including our ability to effectively transfer liabilities, contracts, facilities and employees to any purchaser, identify and separate the intellectual property to be divested from the intellectual property that we wish to retain, reduce fixed costs previously associated with the divested assets or business, and collect the proceeds from any divestitures. In addition, if customers of the divested business do not receive the same level of service from the new owners, this may adversely affect our other businesses to the extent that these customers also purchase other products or services offered by us. All of these efforts require varying levels of management resources, which may divert our attention from other business operations. If we do not realize the expected benefits or synergies of any divestiture transaction, our consolidated financial position, results of operations and cash flows could be negatively impacted. In addition, divestitures of businesses involve a number of risks, including significant costs and expenses, end of previous customer contracts, and a decrease in revenues and earnings associated with the divested business. Furthermore, divestitures potentially involve significant post-closing separation activities, which could involve the expenditure of material financial resources and significant employee resources. Any divestiture may result in a dilutive impact to our future earnings if we are unable to offset the dilutive impact from the loss of revenue associated with the divestiture, as well as significant write-offs, including those related to goodwill and other intangible assets, which could have a material adverse effect on our results of operations and financial condition.

A future act or threat of terrorism, threats to national security and other actual or potential conflicts, wars, geopolitical disputes or other similar events could result in a prohibition on the use of Wi-Fi enabled devices on aircraft and maritime vessels.

A future act of terrorism, the threat of such acts or other airline or maritime accidents could have an adverse effect on the travel industry. In the event of a terrorist attack, terrorist or national security threat or other accident, conflict, war or other geopolitical dispute, the industry could experience significantly reduced passenger demand. The U.S. federal government could respond to such events by prohibiting the use of Wi-Fi enabled devices on aircraft and maritime vessels, which would eliminate demand for our equipment and services. As an example, the U.S. and U.K. governments passed legislation in 2017 temporarily banning laptops, tablets and other portable electronic devices as carry-on devices on aircraft vessels traveling from several Muslim-majority countries. Even though the bans have been lifted, they remain potential responses to acts of terrorism and similar bans could adversely affect our business. In addition, any association or perceived association between our equipment or services and such attacks or accidents would likely have an adverse effect on demand for our equipment and services.

The occurrence of natural disasters, adverse weather conditions or other environmental incidents could adversely affect the Company’s consolidated financial condition or results of operations.

Our business may be disrupted due to adverse weather conditions, natural disasters, power outages or other environmental incidents, wherever located around the world. Heightened geopolitical, economic and natural disaster risks, most notably in Africa, Asia and the Middle East, could materially adversely affect the Company’s businesses, including the loss of IT infrastructure, physical infrastructure and key personnel along with failures to meet our contractual obligations to customers located in the areas and jurisdictions affected by the occurrence of catastrophic events.

Our insurance policies may not fully cover all losses we may incur.

Although we attempt to limit our liability for damages arising from negligent acts, errors or omissions through contractual provisions, the limitations of liability included in our contracts may not fully protect us from liability or damages and may not be enforceable in all instances. In addition, not all of our contracts may limit our exposure for certain liabilities, such as claims of third parties for which we may be required to indemnify our clients. Although we have general liability insurance coverage, this coverage may not continue to be available on terms reasonable to us or in sufficient amounts to cover one or more large claims, and our insurers may attempt to disclaim coverage as to future claims. The successful assertion of one or more large claims against us that are excluded from our insurance coverage or that exceed our available insurance coverage, or changes in our insurance policies (including premium increases or the imposition of large deductible or co-insurance requirements), could have a material adverse effect on our business, results of operations, financial condition and cash flows. Additionally, the Director and Officer Insurance market is hardening which may lead certain insurers not to renew their policies, or underwrite new ones, leading to a more limited pool of insurers for us to access and potentially increasing our premiums.

We may be unable to renew agreements with existing customers or attract new customers on favorable terms or at all.

A number of factors may adversely impact our ability to retain existing customers and partners and attract new and repeat customers, including the availability, features and pricing of our services and dissatisfaction with our reliability, actual or perceived security risks and our financial viability.

Additionally, the terms of any future agreements with existing or new customers may be less favorable than our current agreements. We may ultimately fail in entering into agreements with additional customers on competitive terms, and that failure could harm our results of operations due to, among other factors, a diversion of resources and the actual costs of pursuing these opportunities. To the extent that we are unable to secure new customers or that any of our future agreements with existing or new customers are not as favorable as our existing arrangements, our growth and financial prospects would be materially and adversely affected.

Our customers may be unable to pay us for our services.

There is customer credit risk in the aviation and maritime industries in which we operate. Our customers include some companies that may, from time to time, encounter financial difficulties. As a result of the COVID-19 outbreak, most of our airline and cruise line customers have temporarily ceased, and/or severely reduced, operations in certain markets, which could in the future have a material adverse effect on the demand for worldwide travel. To help mitigate the situation, Governments around the world are providing meaningful assistance to airlines. However, some airlines and cruise line customers may ultimately file for bankruptcy protection.

If a customer’s financial difficulties become severe, the customer may be unwilling or unable to pay our invoices in the ordinary course of business, which could adversely affect collections of both our accounts receivable balance and unbilled services. Some of our customers have experienced bankruptcies in the past, and we have not been able to recover the outstanding amounts owed to us. The bankruptcy of a customer with a substantial account balance owed to us could have a material adverse effect on our financial condition and results of operations. In addition, if a customer declares bankruptcy after paying us certain invoices, a court may determine that we are not properly entitled to that payment and may require repayment of some or all of the amount we received, which could adversely affect our financial condition and results of operations. For example, during 2019, Jet Airways and Aigle Azur declared bankruptcy and as a result we may not be able to recover the amount owed to us. In addition, in 2018, Avianca Brazil entered into a judicial recovery proceeding, and as a result we may be unable to recover the outstanding amounts it owes to us.

Failure to retain key members of senior management could harm our business.

Our business depends on the continued service and performance of our senior management team. Such individuals have acquired specialized knowledge and skills with respect to our segments and their operations. As a result, if any of these individuals were to leave, we could face substantial difficulty in hiring qualified successors. In addition, the loss of key members of senior management, as well as other key personnel, especially those who are highly skilled, could disrupt our operations and have an adverse effect on our ability to grow our business. Furthermore, we may experience a loss of productivity while new members of senior management integrate into our business. For example, in the first quarter of 2019, our SVP & Chief Information Officer terminated employment with us and in the second and third quarters of 2019, we appointed a new Chief Financial Officer and Chief Accounting Officer, respectively. The process of transitioning these and other executives into their respective roles will require significant time and financial resources, and the transition may not ultimately be successful.

We may fail to recruit, train and retain the highly skilled personnel that are necessary to remain competitive and execute the growth strategy of our business.

Our business depends on the continued service and performance of key technical personnel. Such individuals have acquired specialized technical knowledge and skills with respect to our business and operations and some have terminated employment with us as a result of ordinary-course attrition and our restructuring activities. We may face substantial difficulty in hiring qualified successors or project specific personnel and thus could experience a loss of productivity and/or an increase in the cost of labor. In addition, much of our key technology and systems are designed and operated by our personnel. The loss of key technical personnel could disrupt our operations and have an adverse effect on our ability to grow our business. Additionally, due to the Company’s presence in diverse global geographic locations, failure to identify and manage local cultural expectations may also result in an increased employee attrition.

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

In addition, our investment in WMS is further subject to various risks that could adversely affect our results of operations and financial condition. These risks include, but are not limited to:

•	The impact of contagious illnesses (including COVID-19) which may adversely impact passenger demand for cellular roaming services or cause itinerary restrictions for cruise ships;

•
Our interests could diverge from our joint-venture partner’s interests or we may not agree with our joint-venture partner on ongoing activities or on the amount, timing or nature of further investments in WMS;

•	WMS profits and cash flows may prove inadequate to fund cash dividends or other distributions to us, or those amounts may be subject to reduction as noted above;

•
The carrying value of our interest in WMS could exceed the fair value requiring the recognition of additional impairment of the investment value (for a discussion on the impairment history of WMS, refer to Note 8. Equity Method Investments to the consolidated financial statements);

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

•	We may experience difficulties or delays in collecting amounts due to us from WMS; and

•	The potential sale of WMS, which would provide additional liquidity, may not be consummated.

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

Our ability to utilize our net operating loss carryforwards and certain other tax attributes may be severely limited.

Under Section 382 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change” (generally defined as a greater than 50% change (by value) in the ownership of its equity over a three-year period), the corporation’s ability to use its pre-change net operating loss carryforwards and certain other pre-change tax attributes to offset its post-change income may be limited. We had an ownership change in the second quarter of 2019 in connection with the sale by PAR Investment Partners, L.P. of all of its stock in our company, and we may experience ownership changes in the future as a result of shifts in our stock ownership, some of which are outside our control. As of December 31, 2019, we had federal net operating loss carryforwards of approximately $427.2 million, and our ability to utilize those net operating loss carryforwards will be limited by the “ownership change” as described above, which could result in increased tax liability.

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

Interest Rate Risk.

As of December 31, 2019, we had $549 million of floating rate debt consisting of two term loans and six revolver tranches.  These debt obligations were tied to the London Interbank Offered Rate (“LIBOR”), which is a variable rate index used by most lenders. The underlying credit agreements provide the ability to make interest rate elections tied to either the Prime Rate or LIBOR.  During 2019, we made LIBOR elections for our floating rate debt obligations, as it was lower than the stated Prime Rate at all election opportunities. In 2021, we will eliminate LIBOR as our benchmark. Furthermore, we cannot quantify the impact LIBOR’s replacement will have on the Company’s financial statements.

Although we have established procedures to monitor and manage interest rate risk, changes in an unfavorable direction may increase the interest payable on our outstanding debt obligations. An increase in interest expense may have a negative effect on our liquidity and financial results.

Foreign Currency Risk.

A portion of our international revenues and expenses are denominated in currencies other than the U.S. dollar and therefore, exposes us to foreign currency risk.  We operate in 15 non-U.S. dollar denominated currencies, with our greatest exposure being to the Euro.  At December 31, 2019, we held approximately 15% of our total cash balances in non-U.S. dollar denominated currencies.

Additionally, global markets and foreign currencies may be adversely impacted by political, economic and other developments in the E.U., Asia, the Middle East and elsewhere in the world. Although we have established procedures and controls to manage the risks that arise from our foreign business operations, the effect of unfavorable changes in the exchange rates of these non-U.S. dollar denominated currencies could have an adverse effect on our business and operating results.

The United Kingdom’s withdrawal from the European Union may have a negative effect on global economic conditions, financial markets and our business and results of operations.

The potential impact of the United Kingdom’s withdrawal from the European Union, commonly referenced to as “Brexit,” the uncertainty regarding effect of the ultimate terms of Brexit and the perceptions as to the impact of the withdrawal of the U.K. from the E.U. have affected, and may continue to affect, business activity, political stability and economic and market conditions in the U.K., the Eurozone, the E.U. and elsewhere and could contribute to instability in global financial and foreign exchange markets, including volatility in the value of the Euro and the British Pound.

Additionally, with the U.K. no longer being a part of the E.U., there may be certain regulatory changes that may impact the regulatory regime under which we operate in both the U.K. and the E.U. Given that a portion of our business is conducted in the E.U., U.K., any of these and other changes, implications and consequences may adversely affect our customers in the region and our business and results of operations.

Risks Related to Our Liquidity and Indebtedness

We may not have the ability to repay the principal amount of our Second Lien Notes at their maturity, to make the cash interest payments on such notes when due or to raise the funds necessary to repurchase our Second Lien Notes upon a change of control.

On March 27, 2018, we issued $150.0 million aggregate principal amount of our Second Lien Notes due 2023. Interest on our Second Lien Notes is initially payable in kind (compounded semi-annually) at a rate of 12.0% per annum. Unless the terms of our 2017 Credit Agreement otherwise permit cash interest payments, all interest payments on our Second Lien Notes must be paid in-kind through maturity. While interest on our Second Lien Notes is paid in kind, the outstanding principal amount on such notes will increase and our 2017 Credit Agreement restricts us from voluntarily making cash payments on our Second Lien Notes (including interest thereon). Upon a change of control (as defined in the securities purchase agreement governing our Second Lien Notes), we must offer to repurchase the Second Lien Notes from the noteholders at a price in cash equal to 101% of the principal amount of such notes, plus accrued and unpaid interest. At maturity, the entire outstanding principal amount of, plus accrued and unpaid interest on, our Second Lien Notes will become due and payable by us. Our Second Lien Notes are guaranteed by each of our subsidiaries that guarantees our 2017 Credit Agreement.

We may not have sufficient funds or be able to obtain financing on favorable terms, or at all, at the time we are required to repay our Second Lien Notes upon maturity or repurchase such notes upon a change of control. In addition, our ability to repurchase our Second Lien Notes may be limited by agreements governing our indebtedness (such as our 2017 Credit Agreement). Our inability to make any cash payments that may be required to satisfy the obligations described above would trigger an event of default under our Second Lien Notes, which in turn could constitute an event of default under our other outstanding indebtedness, thereby potentially resulting in the acceleration of certain of such indebtedness, the prepayment of which could further restrict our ability to satisfy such cash obligations, and cause our lenders and debtholders to foreclose upon the assets securing our Second Lien Notes and certain other indebtedness.

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

As of December 31, 2019, we had outstanding approximately $82.5 million in aggregate principal amount of 2.75% Convertible Senior Notes due 2035 (the “convertible notes”). At maturity, the entire outstanding principal amount of our convertible notes will become due and payable by us. Upon the occurrence of a “fundamental change” (as defined in the indenture for the convertible notes) (including among other things, if our common stock ceases to be listed or quoted on Nasdaq) or upon each of February 20, 2022, February 22, 2025 and February 22, 2030, holders of convertible notes will also have the right to require us to repurchase all or a portion of their convertible notes at a repurchase price equal to 100% of the principal amount of our convertible notes to be repurchased, plus accrued and unpaid interest, if any, and any additional amounts that may be required under the agreements governing such notes. In addition, upon conversion of our convertible notes, unless we elect to deliver solely shares of our common stock to settle such conversion (other than paying cash in lieu of delivering any fractional share), we will be required to make cash payments in respect of our convertible notes being converted. However, we may not have sufficient funds or be able to obtain financing at favorable terms, or at all, at the time we are required to repay the principal amount of our convertible notes, make repurchases of our convertible notes or settle conversions of our convertible notes. In addition, our ability to repurchase our convertible notes may be limited by law, regulatory action or agreements governing our indebtedness.

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

In the event the conditional conversion feature of our convertible notes is triggered (including, among other things, if our common stock ceases to be listed or quoted on Nasdaq), holders of convertible notes will be entitled to convert our convertible notes at any time during specified periods at their option. If one or more holders elect to convert their convertible notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock (other than cash in lieu of any fractional share), we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity as we may not have funds currently available to settle this obligation. In addition, even if holders do not elect to convert their convertible notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the notes as a current rather than long-term liability, which may result in a material increase in our working capital deficit.

The accounting method for convertible debt securities that may be settled in cash could have a material adverse effect on our reported financial results.

Under Accounting Standards Codification 470-20, Debt with Conversion and Other Options, or ASC 470-20, we are required to separately account for the liability and equity components of our convertible notes because they may be settled entirely or partially in cash upon conversion in a manner that reflects our economic interest cost. The effect of ASC 470-20 on the accounting for our convertible notes is that the equity component is required to be included in the additional paid-in capital section of stockholders’ equity on our Consolidated Balance Sheets, and the value of the equity component would be treated as original issue discount for purposes of accounting for the debt component of our convertible notes. As a result, we have recorded, and will continue to record, a greater amount of non-cash interest expense in current period presented as a result of the amortization of the discounted carrying value of our convertible notes to their face amount over the term of our convertible notes. We will report lower net income in our financial results because ASC 470-20 requires interest to include both the current period’s amortization of the debt discount and the instrument’s coupon interest, which could adversely affect our reported or future financial results, the trading price of our common stock and the trading price of our convertible notes.

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

The fundamental-change repurchase feature of the indenture governing our convertible notes, as well as the change of control repurchase feature of the securities purchase agreement governing our Second Lien Notes, may increase the price of or prevent an otherwise beneficial takeover attempt of us.

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

On March 27, 2018, we issued Searchlight Capital (“Searchlight”) warrants to acquire approximately 0.7 million shares of our common stock for $0.25 per share (“Penny Warrants”). The Penny Warrants are exercisable commencing January 21, 2021, but only if the average 45-day volume-weighted average price (“VWAP”) of our common stock equals or exceeds $100.00 per share for 45 consecutive trading days after March 27, 2018. We also issued Searchlight warrants to purchase an additional 0.5 million shares of our common stock for $39.25 per share, which are exercisable commencing on January 1, 2021. The exercise of some or all of the warrants and/or the conversion of some or all of our convertible notes (if we deliver shares upon conversion of any of such convertible notes) will dilute the ownership interests of existing stockholders. The dilution from any warrant exercise and/ or conversion of our convertible notes could be substantial. Any sales in the public market of the common stock issuable upon such exercise or conversion or any anticipated sales upon exercise of the warrants or conversion of our convertible notes into shares of our common stock could adversely affect prevailing market prices of our common stock. These factors also could make it more difficult for us to raise funds through future offerings of common stock, warrants or convertible securities, and could adversely impact the terms under which we could obtain additional equity capital. In addition, the existence of our convertible notes may encourage short selling by market participants because the conversion of our convertible notes could be used to satisfy short positions.

Risks Related to Our Connectivity Segment

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

We cannot guarantee that our current or future technology, product or service offerings in our Connectivity segment will be successful or that any of those technologies, products or services we offer will achieve sufficient market acceptance. Our Connectivity segment may experience difficulties that could delay or prevent us from successfully selecting, developing, manufacturing or marketing new technologies, products or services, and these efforts could divert our attention and resources from other projects. We cannot be sure that such efforts and expenditures will ultimately lead to the timely development of new offerings and technologies. Any delays could result in increased costs of development or divert resources from other projects. In addition, defects may be found in our products after we begin deliveries that could result in degradation of service quality, and the delay or loss of market acceptance. If we are unable to design, manufacture, integrate and market profitable new products and services for existing or emerging markets, it could materially harm our business, financial condition and results of operations.

We face increased demand for greater bandwidth, speed and performance from customers in an increasingly competitive environment featuring new technologies and market entrants, which may require us to maintain increased service levels at higher costs and make significant investments in improving our Connectivity platform.

Competition among providers of connectivity solutions, including satellite providers who can leverage their own gateways and satellite constellations to provide connectivity solutions directly to customers, may impact prices received for such services. Moreover, if take-rates and passenger demand increase, we may be forced to expend substantial financial and other resources for future capacity, infrastructure and related technologies to ensure that we meet such demands from our current and future customers, which may not be recovered or reimbursed by our customers. The costs of obtaining current and future satellite capacity may also be affected by limitations in global satellite capacity. Should demand increase for greater bandwidth, speed and performance beyond our current capabilities, we may be required to increase our investment in improving our Connectivity solution or to leverage our existing platform, including our Media & Content services offerings, to further develop and deploy more cost-effective connectivity solutions.

We may experience future customer attrition as satellite capacity providers enter into arrangements directly with customers.

We rely on satellite providers to secure the satellite capacity needed to conduct our Connectivity operations and provide Connectivity services to customers. There is no guarantee that we will be able to obtain the capacity needed to conduct our operations at current rates and levels moving forward, or to obtain capacity on commercially reasonable terms or at all. Satellite manufacturers, satellite owners and other satellite providers seek to enter into arrangements directly with our customers for satellite capacity and services. As a result, we may experience customer attrition and may be unable to compete with satellite providers who could offer greater pricing flexibility and satellite capacity options given their place in the supply chain. Our failure to compete with satellite providers, or new-entrant providers, and offer favorable pricing arrangements to customers could materially harm our business, financial condition and results of operations.

We rely on “sole source” service providers and other third parties for certain key components of, and services relating to, our Connectivity segment.

We currently source key components of our hardware and key features of our Connectivity services from sole providers of equipment and network services. If we experience a disruption in the delivery of products and services from any of our key providers, it may be difficult for us to continue providing our own products and services to our customers. We have experienced component delivery issues in the past and there can be no assurance that we will avoid similar issues in the future. In addition, the supply of third-party components in general could be interrupted or halted by a termination of our relationships with such third parties, a failure of quality control or other operational problems at such suppliers, a significant decline in their financial conditions, or a disruption in manufacturing caused by contagious illnesses or pandemics such as COVID-19. If we are unable to continue to engage suppliers with the capabilities or capacities required by our Connectivity segment, or if such suppliers fail to deliver quality products, parts, equipment and services on a timely basis consistent with our schedule, our business prospects, financial condition and results of operations could be adversely affected. Additionally, any loss of preferred relationships that we have with our hardware providers today could eliminate our competitive advantage in the use of satellites for in-flight connectivity in the future, which could have a material adverse effect on our business and operations.

We may need to materially increase our investments in product development and equipment in connection with our efforts to grow our Connectivity segment’s service lines and remain competitive in the future, which the Company could be unable to do if it is liquidity constrained.

We have historically incurred significant product development expenses to support the growth of our Connectivity services and offerings. We expect to continue to expend substantial financial and other resources as we continue to grow our Connectivity segment and increase our investments in satellite-based technologies. As product development efforts progress, such as flat panel antenna development, expansion of satellite-based capabilities including testing of NGSO constellations, and capital investments in Connectivity equipment for new and existing customers, the costs of our Connectivity segment may materially fluctuate in future periods which could negatively affect future operating results. The amount and timing of these costs are subject to numerous variables, including the availability and timing of next-generation technologies, the need and related costs to develop and implement changes to our software and hardware to be competitive and, with respect to satellite technologies, the need and related costs of obtaining current and future capacity. The capital investments and related costs may be significant, and we may have insufficient liquidity or resources to make those investments in the future.

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

We use leased and Company-owned satellite capacity to support our broadband services for our Connectivity segment. Satellites utilize complex technology and operate in the harsh environment of space and, accordingly, are subject to significant operational risks while in orbit. These risks include malfunctions (commonly referred to as anomalies), interference from electrostatic storms, and collisions with meteoroids, decommissioned spacecraft or other space debris. The satellites we employ for our Connectivity segment have experienced various anomalies in the past and will likely experience anomalies in the future. Anomalies can occur as a result of various factors, such as satellite manufacturer error, whether due to the use of new or largely unproven technology or due to a design, manufacturing or assembly defect that was not discovered before launch and general failures resulting from operating satellites in the space environment. As the Company made a decision not to insure AMC-1 and AMC-3 geosynchronous communications satellites, any failures of these satellites may result in material financial implications for the Company.

Additionally, the Company uses inclined orbit satellites for some of its services which do not remain in a zero-degree inclination orbit. Their remaining useful life is a function of how long the remaining fuel can be used to maintain an acceptable orbit inclination to allow us to provide services to our customers. Once the onboard fuel has been exhausted, these satellites are no longer able to provide useful services.

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

We assume greater financial risk on fixed‑price contracts than on other types of contracts because our ability to profit on such contracts is dependent on our ability to anticipate technical problems, estimate costs accurately and control costs during the performance of such contracts. If we are unable to estimate or control costs under our fixed price contracts, the net profit of our Connectivity segment may be significantly reduced. Because many of these long-term contracts involve new technologies and applications, unforeseen events, such as technological difficulties, fluctuations in the price of materials, problems with the suppliers and cost overruns, can result in the contractual price becoming less favorable or even unprofitable to us over time. We may experience cost overruns and operating losses on at least some of our customer agreements

The long sales cycle of many of our Connectivity segment’s products increases the difficulty of our expense planning and revenue forecasting and may cause us to expend substantial resources without any assurance of an acceptable financial return.

Many of our Connectivity segment’s products have long sales cycles that involve numerous steps, including initial customer contacts, specification writing, software engineering design, software prototyping, pilot testing, device certification, regulatory approvals, marketing and sales efforts and commercial manufacture, integration and delivery. During this cycle, we may expend substantial financial resources and management time and effort without any assurance or ability to predict when or if product sales will result. Delays in sales may cause us to expend significant resources without any assurance of an acceptable financial return and increases the difficulty of our expense planning and revenue forecasting, which could have a material adverse effect on our business.

We may experience losses from satellite capacity contracts that require us to make minimum payments, which we may not be able to satisfy.

We currently have, and may enter into, multi-year contracts with satellite-capacity suppliers where we have agreed to make minimum payments over the life of those contracts. If we lose current customers and then do not obtain an adequate number of new customers, we may be unable to generate sufficient revenue to exceed the costs associated with these satellite-capacity agreements. Our commitment to our satellite-capacity suppliers may cause us to suffer significant losses in these circumstances, which could have a material adverse impact on our financial condition and results of operations. This expenditure of cash could limit our ability to make other investments in technology and in other businesses that our management may wish to pursue. Our minimum commitment under our satellite-capacity contracts may have a negative impact on our liquidity position, and we may have insufficient cash to fund our operations as a result.

Risks Related to Our Media & Content Segment

We face competition from the increasing on-board use of personal electronic devices and greater capabilities for passengers to access and download content to such devices prior to travel, which may, among other things, cause airlines to reduce investment in seatback entertainment systems in the future.

Ever-increasing numbers of passengers have personal electronic devices and may subscribe or have access to “over-the-top” download services (such as Amazon and Netflix) that permit them to download content onto their personal electronic devices prior to travel. If passengers no longer utilize traditional IFE systems for the delivery of content, and the demand for our services subsequently declines, our customers may cease engaging with us for their content service provider needs, which could have a material adverse effect on our financial condition and results of operations.

Our Media & Content segment and the related media and content market faces pricing pressure from both customers and studios, which could have an adverse effect on our financial condition.

Our Media & Content business faces pricing pressures from both our customers and studios. Studios, distributors and other content providers seek more expensive pricing for the content that we acquire, and our customers simultaneously demand and negotiate for lower prices and rates for the content and services that we provide. The potential for content non-renewal from major studios and the current trend in the consolidation of various production companies may result in higher content costs for 2020 and beyond. Changes to our cost structure and pricing that reduce our overall yields may have an adverse effect on our financial condition and results of operations.

There could be a reduction in the use of intermediary content service providers.

Our customers may reduce their use of intermediary content service providers (such as us) and seek to obtain content directly from content creators and distributors (i.e., directly from our content suppliers). If our customers execute engagements directly with studios, distributors and other content creators, then our business as a content service provider may be adversely affected.

Our revenue may be adversely affected by a reduction or elimination of the time between our receipt of content and the content being made more broadly publicly available to the rental or home viewing market (i.e., the “early release window”).

We receive the content that we provide directly from studios, distributors and other content providers, and the timing of our receipt of such content is at the discretion of such content providers. Historically, we have received content prior to its availability to the public through the rental or retail markets or Internet streaming services and we have taken advantage of this “early release window” in our business by offering our enterprise customers media and content options before they become generally available to their customers. However, if content providers delay the release of content in a manner that reduces or eliminates the “early release window,” we may be unable to generate anticipated revenue in our Media & Content segment because customers may have the opportunity to consume or download such content at home rather than in-flight. Furthermore, the rapid spread of COVID-19 may have a material adverse effect on the release schedule and availability of media and content. This may reduce the volume and quality of content available on an “early release window” during the next year.

Our music content licenses could result in operational complexity that may divert resources or make our business more expensive to conduct.

The large number of licenses we maintain for purposes of operating our Media & Content services, including our music offerings, could create operational complexities in connection with tracking the rights we have acquired and the complex structures under which we have royalty and reporting obligations. If we are unable to accurately track amounts that we must pay to the numerous parties with whom we have licenses in connection with each delivery of media content or if we do not deliver the appropriate payment in a timely fashion, we may risk financial penalties and/or termination of licenses. For instance, in connection with some of our music licenses, we are responsible for reporting usage by our customers and remitting royalties to the music licensors. To do so, we must depend on timely and accurate reporting by our customers of the information necessary to make royalty payments to applicable music licensors. Additionally, the effort to obtain necessary rights from third parties is often significant, and in some cases such challenges could lead to disruption or delay in executing our business plans. In addition, in the context of our music offerings, if we are unable to determine which musical works correspond to specific sound recordings for purposes of obtaining necessary licenses, it could lead to a reduction in the music we are able to make available to our customers, reduced cash flow, litigation and other negative actions.

We may experience losses from fixed-price Media & Content contracts if the market price for that service declines relative to our committed cost.

We currently have fixed-price licensing contracts with some of the studios from which we purchase content which enable us to purchase content during their respective terms at fixed purchase prices, or through “flat deals.” Adjustments to such fixed purchase prices may be advisable or necessary, such as if there are significant changes in customer demand or content supply. If we are unable to make such adjustments or if there is a shift in the customer base under such contracts, then there is a risk that the profit margins on such fixed-price Media & Content contracts may be smaller than predicted or result in a loss, reduced cash flow, litigation and other negative actions. In addition, we may fail to utilize fixed-price contracts in our content supply chain (as a result of material weaknesses in our internal control over financial reporting) and such failure may also cause us to realize smaller margins than we originally forecasted. Reduced profit margins or losses in our Media & Content segment resulting from fixed-price contracts could have a material adverse impact on our financial condition and results of operations.

Risk Related to maintaining our Enterprise Resource Planning system

We may not succeed in improving and streamline operating systems, including migrating to a single and effective Enterprise Resources Planning (“ERP”) system across all of our businesses to assist with remediating our material weaknesses in our internal controls.

We have numerous material weaknesses in our internal controls as a result of our failure to have an effective system of operations, including a robust ERP system. See Item 9A. Controls and Procedures. Our ability to remediate our material weaknesses in our internal controls depends in part on our ability to implement and maintain an effective operating system and ERP system and adequately train our personnel to effectively utilize the system. We currently utilize several ERP systems, some of which have been only partially integrated from our acquired businesses. We intend to continue to streamline these disparate systems into a single Oracle ERP system which will require significant time and resources especially as it relates to fully integrating certain of our foreign entities. However, we can make no assurance that our efforts to maintain the ERP system and further implementation efforts will be successful or that such system will meet our expectations in respect of our efforts to remediate certain of our material weaknesses.

Risk Related to our Intellectual Property

Our intellectual property rights are valuable, and any failure or inability to sufficiently protect them could harm our business and operating results.

Our proprietary rights to the technologies we use in our products and services, are important to our ability to continue the operations of our business. We generally rely on a combination of patents, copyrights, trademarks, trade secret laws and contractual rights to protect our proprietary rights in our technology and products. We also generally enter into confidentiality agreements with our employees, consultants and corporate partners, and endeavor to control access to and distribution of our proprietary information. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise obtain and use our products or technology. If we are unable to protect our proprietary rights adequately, our competitors could use the intellectual property we have developed to enhance their own products and services, which could materially harm our business. Monitoring and preventing unauthorized use of our technology is difficult. In addition, we may be required to commence litigation to protect our intellectual property rights or to defend against or determine the validity and scope of the proprietary rights of others. If we are unsuccessful in any such litigation in the future or elect not to pursue litigation for business or reputational reasons, our rights to enforce or use such intellectual property may be impaired or we could lose some or all of our rights to such intellectual property. We do not know whether the steps we have taken will prevent unauthorized use of our technology, including in foreign countries where the laws may not protect our proprietary rights as extensively as in the United States. If we are unable to protect our proprietary rights, we may find ourselves at a competitive disadvantage to others who need not incur the substantial expense, time and effort required to create innovative products.

Risks related to Information Technology and Data Security

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

Furthermore, as we pursue new initiatives that improve our operations and cost structure, we are also expanding and improving our information technologies, resulting in a larger technological presence and corresponding exposure to cybersecurity risk. If we fail to assess and identify cybersecurity risks associated with acquisitions and new initiatives, we may become increasingly vulnerable to such risks.

While the Company has invested, and continues to invest, in technology security initiatives and other measures to prevent security breaches and cyber-attacks, as well as disaster recovery plans, these initiatives and measures may not be entirely effective to insulate us from technology disruption that could result in adverse effects on our results of operations. Additionally, information technology systems continue to evolve and, in order to remain competitive, we must implement new technologies in a timely and efficient manner. If our competitors implement new technologies more quickly or successfully than we do, such competitors may be able to provide lower cost or enhanced services of superior quality compared to those we provide, which could have an adverse effect on our results of operations.

In addition, data privacy is subject to frequently changing rules and regulations, which sometimes conflict among the various jurisdictions and countries where we do business. For example, the EU adopted a new regulation that became effective in May 2018, the General Data Protection Regulation (“GDPR”), which requires companies to meet new requirements regarding the handling of personal data. Similarly, the State of California legislature passed the California Consumer Privacy Act of 2018 (“CCPA”), which became effective on January 1, 2020, which grants certain rights to California residents with respect to their personal information. Our failure to successfully implement or comply with appropriate processes to adhere to the requirements of GDPR, the CCPA and other laws and regulations in this area could result in substantial fines or penalties and legal liability and could tarnish our reputation.

We are subject to civil litigation involving allegations of copyright and patent infringement and related claims for indemnification, which could result in our having to pay damages. We may also be subject to additional similar litigation in the future.

We have been, and in the future may be, subject to civil litigation by parties claiming that certain of our audio and music programming offerings infringe the copyright and other intellectual property rights of such parties. For example, previously we entered into settlements with music-rights holders, which resulted in large cash and stock payments by us to resolve the litigation. See our discussion of our “Sound Recording Settlements” in Note 10. Commitments and Contingencies to our consolidated financial statements. Music and related content are subject to complex licensing and intellectual property rights regimes, and if we are unable to successfully navigate those regimes, we may incur damages and liability for any rights infringement. In addition, we are, and in the future may be, subject to civil litigation by patent owners that claim that our connectivity systems infringe their patents and other intellectual property rights.

We may continue to incur costs to defend and/or settle such lawsuits and such costs may be material. We may be required to pay substantial damages and/or be subject to injunctive relief as a result of these matters, and until resolved, these matters may divert the attention of our management and other resources. The outcome of the foregoing matters is inherently uncertain and could have a materially adverse effect on our business, financial condition and results of operations.

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

Risks Related to Legal, Governmental and Regulatory Matters.

We may face changes in regulations and difficulties in obtaining regulatory approvals to provide our services or to operate our business in particular countries or territorial waters, which could have a material adverse impact on the competitive position, growth and financial performance of our Connectivity segment.

In a number of countries where we operate our Connectivity segment, the provision of our services is highly regulated. We may be required to obtain approvals from national and local authorities in connection with most of the telecommunication services that we provide. In many jurisdictions, we must maintain such approvals through compliance with license conditions or payment of annual regulatory fees. For example, some of our Connectivity customers to whom we provide maritime and land products and services utilize our services on mobile vessels or drilling platforms that may enter into new countries on short notice. If we do not already have a license to provide our service in that country or to operate in that country’s territorial waters, if required, we may be required to obtain a license, permit or other regulatory approval on short notice, which may not be feasible in some countries. Failure to comply with such regulatory requirements could subject us to various sanctions including fines, penalties, arrests or criminal charges, loss of authorizations and the denial of applications for new authorizations or for the renewal of existing authorizations or cause us to delay or terminate our service to such vessel or platform until such license or regulatory approval may be obtained. In some areas of international waters, it is ambiguous as to which country’s regulations apply, if any, and thus difficult and costly for us to determine which licenses or other regulatory approvals we should obtain. In such areas, we could be subject to various penalties or sanctions if we fail to comply with the applicable country’s regulations.

We are unable to predict with any certainty the arrival of new or changed regulations from regulatory authorities with jurisdiction over the products and services we provide in our Connectivity segment, including the operation of satellites, the use and type of satellite bandwidth, the use of radio spectrum, the licensing of earth stations and other radio transmitters, the provision of communications services, the design, manufacture and marketing of communications systems and networking infrastructure and maritime activity. Failure to comply with applicable laws or regulations could result in the imposition of financial penalties against us, the adverse modification or cancellation of required authorizations, or other material adverse actions.

Laws and regulations affecting our Company and the Connectivity segment are subject to change in response to industry developments, new technology, and political considerations. Legislators and regulatory authorities in various countries are considering, and may adopt, new laws, policies and regulations, as well as changes to existing regulations, regarding a variety of matters that could, directly or indirectly, affect our operations or the operations of our distribution partners, increase the cost of providing products and services and make the products and services of our Connectivity segment less competitive in our core markets, including by making it easier or less expensive for competitors to compete with us. In addition, regulation by United States and foreign government agencies, such as the Committee on Foreign Investment in the United States (“CFIUS”), may impair our ability to raise funds from foreign sources.

Regulation by U.S. government agencies, such as the FAA (which regulates design, production, operations and maintenance under the United States’ international regulatory jurisdiction), the FCC (which regulates the U.S. telecommunications industry), the FTC (which regulates competition and consumer protection) and their foreign equivalents may increase our costs of providing services, may require us to change our services, or, if we are not in compliance with relevant requirements, may lead to costly regulatory enforcement actions against us that can result in the imposition of significant penalties.

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

Our aviation customers are regulated by civil aviation authorities. In the United States, these authorities and agencies include the FAA, the Department of Transportation (DOT) and Department of Homeland Security (DHS). If such authorities or their global equivalents issue orders, airworthiness directives or other regulations that restrict our customers’ ability to operate the aircraft on which we provide service, our service revenue could be negatively affected.

We serve global airlines that are subject to extensive regulation by U.S. and foreign civil aviation authorities. These authorities exercise regulatory oversight over the maintenance and operation of aircraft, including airworthiness matters. From time to time, these authorities issue orders, airworthiness directives and other regulations relating to the maintenance and operation of aircraft that could require, among other things, operational restrictions by our customers or the grounding of an entire aircraft type if these authorities identify design, manufacturing, maintenance or other issues requiring immediate corrective action. For instance, starting in March 2019, the FAA and other regulators grounded the Boeing 737 MAX aircraft. A prolonged or permanent grounding of the Boeing 737 MAX aircraft has affected and may continue to affect our customers, particularly Southwest Airlines, and therefore could have a material adverse effect on the Company’s revenue, operating results and financial conditions. If these orders, directives or other regulations restrict the ability of our customers to operate the aircraft on which we provide service, our revenue could be negatively affected.

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

The international sales and operations of our business are subject to extensive regulatory and compliance requirements including trade, export, anti‑money laundering, anti-corruption practices and data protection laws.

We are required to comply with numerous and constantly changing laws and regulations in jurisdictions around the world. If our compliance efforts prove insufficient or any of our employees fail to comply with, or intentionally disregard, any of our policies or applicable laws or regulations, a range of liabilities could result for the employee and for the Company, including, but not limited to, significant penalties and fines, sanctions or litigation, and the expenses associated with defending and resolving any of the foregoing, any of which could have a material impact on our business, financial condition, and operating results.

Additionally, we must comply with all applicable export control laws and regulations of the United States and other countries. U.S. laws and regulations applicable to it include the Arms Export Control Act, the International Traffic in Arms Regulations (“ITAR”), the Export Administration Regulations (“EAR”) and the trade sanctions laws and regulations administered by the U.S. Department of the Treasury’s Office of Foreign Assets Control (“OFAC”) as well as various anti-bribery, anti-corruption and data privacy laws. The export of certain of our satellite hardware, services and technical data relating to satellites may in the future be regulated by the U.S. Department of State under ITAR. Other products and services we provide are controlled for export by the U.S. Department of Commerce under the EAR. We also cannot provide services to certain countries subject to U.S. trade sanctions unless we first obtain the necessary authorizations from OFAC. In addition, we are subject to the Foreign Corrupt Practices Act, which generally bars bribes or unreasonable gifts to foreign governments or officials. A substantial portion of our business is with airlines and non-governmental organizations, which constitute “government officials” for many anti-bribery laws in many jurisdictions, which could increase the risk of potential anti-corruption compliance issues. Violations of these laws or regulations could result in significant sanctions including fines, onerous compliance requirements, extensive debarments from export privileges or loss of authorizations needed to conduct aspects of our international business. We are also subject to the United Kingdom’s Corporate Criminal Offence of the Failure to Prevent the Facilitation of Tax Evasion based on our large U.K. footprint. A violation of any of the regulations described above could materially adversely affect our business, financial condition and results of operations.

As we continue to expand our operations to include a physical international presence, or otherwise expand our collection of personally identifiable information of residents in other countries, we may be subject to the data protection regulations of the relevant countries. In May 2018, the European Union’s GDPR took effect, which resulted in even more restrictive privacy-related requirements for entities outside the European Union that process personally identifiable information about European data subjects. Penalties for non-compliance with the GDPR are considerable, allowing E.U. regulators to impose a monetary penalty of up to 4% of an entity’s annual global turnover or €20 million, whichever is greater. Similarly, the State of California legislature passed the CCPA, which became effective on January 1, 2020, which grants certain rights to California residents with respect to their personal information. We may fail to comply with any of these requirements, and compliance with these requirements may increase our compliance burden and costs. In addition, certain countries have laws which restrict the transfer of personally identifiable information outside of such countries.

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

We incurred costs to defend and settle such lawsuits and may incur additional costs to defend and/or settle similar matters. In addition, we may be required to pay substantial damages in connection with such matters if we do not ultimately prevail. Further, such lawsuits divert the attention of our management and consume other resources. Our D&O insurance may not be adequate to cover our obligations to indemnify our directors and officers, fund a settlement of such lawsuits or pay an adverse judgment. We also may not be able to renew our D&O insurance on favorable terms or comparable coverage limits due to our past stockholder lawsuits and adverse D&O market conditions.

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

Our potential indemnification obligations and limitations of our director and officer liability insurance could result in significant legal expenses or damages and could have a material adverse effect on our reputation, business and results of operations

Both current and former officers and members of our Board of Directors (the “Board”), as individual defendants, could be the subject of lawsuits related to the Company. Under Delaware law, our by-laws and certain indemnification agreements, we may have an obligation to indemnify both current and former officers and directors in relation to these matters. If the Company incurs significant uninsured indemnity obligations, our indemnity obligations could have a material adverse effect on our reputation, business and results of operations.

Risks Related to Our Common Stock

Our stock price may be volatile.

Historically, our common stock has experienced substantial price volatility, particularly as a result of significant fluctuations in our revenue, earnings and margins over the past few years, and variations between our actual financial results and the published expectations of analysts. For example, the closing price per share of our common stock on The Nasdaq Capital Market ranged from a low of $10.00 to a high of $67.75 for the year ended December 31, 2019. If our future operating results or margins are below the expectations of stock market analysts or our investors, our stock price will likely decline.

If we fail to comply with Nasdaq’s requirements for continued listing, including the minimum closing bid price and market value of listed securities requirements, Nasdaq may determine to delist our common stock. A delisting would give rise to a repurchase obligation under the indenture for our convertible notes and could have an adverse impact on the trading volume, liquidity and market price of our common stock.

On November 6, 2019, we received a letter from the Listing Qualifications staff (the “Staff”) of Nasdaq that, based upon our non-compliance with the minimum $1.00 bid price requirement for continued listing on The Nasdaq Capital Market required to maintain continued listing under the Nasdaq listing rules (the “Bid Price Rule”), our common stock would be subject to delisting from Nasdaq unless we timely requested a hearing before the Nasdaq Hearings Panel (the “Panel”). In accordance with Nasdaq’s procedures, we timely appealed Nasdaq’s determination by requesting a hearing before the Panel to seek continued listing of our common stock. The hearing was held on December 5, 2019.

On December 16, 2019, the Panel granted the Company’s request for continued listing of the Company’s common stock on The Nasdaq Capital Market pursuant to an initial extension through April 15, 2020 or, in certain circumstances, through May 4, 2020. On March 17, 2020, we received notification that the Panel granted a further extension through May 4, 2020 in which to regain compliance with the Bid Price Rule in light of the extreme volatility in financial markets resulting from COVID-19.

On April 13, 2020, we received another letter from the Staff notifying us that we were not in compliance with Nasdaq Listing Rule 5550(b)(2) (the “MVLS Rule”) for continued listing on The Nasdaq Capital Market, because the market value of our listed securities was less than $35 million for the previous 30 consecutive business days.

On April 15, 2020, our Board of Directors approved a reverse stock split of our outstanding and authorized shares of common stock at a ratio of 1-for-25 (the “Reverse Stock Split”), which was intended to enable us to regain compliance with the Bid Price Rule. As a result of the Reverse Stock Split, the number of our issued and outstanding shares of common stock was decreased from 92,944,935 to 3,717,797, all with a par value of $0.0001. The effective date of the Reverse Stock Split was April 16, 2020.

On April 30, 2020, we were notified that we had regained compliance with the Bid Price Rule; however, we remain non-compliant with the MVLS Rule. Under the Nasdaq listing rules, we have until October 12, 2020 to regain compliance with the MVLS Rule by demonstrating that the market value of our listed securities is $35 million or more for a minimum of 10 consecutive business days. If we do not regain compliance with the MVLS Rule by the required date, we may appeal for an extension to regain compliance with no assurance that we will be successful in obtaining the extension. If we do not regain compliance by October 12, 2020 or by the extended compliance date, if applicable, Nasdaq would delist our common stock from The Nasdaq Capital Market.

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

Based on the information available to us, Nantahala Capital Management, LLC (“Nantahala”) beneficially owned approximately 31.0% of our outstanding common stock as of December 31, 2019, and was our largest stockholder on that date; entities affiliated with ABRY Partners beneficially owned approximately 10.2% of our outstanding common stock as of that date; and affiliates of Searchlight owned approximately 7.5% of our outstanding common stock as of that date. In addition, affiliates of Searchlight hold all of our outstanding Second Lien Notes and warrants to purchase up to an aggregate of 1,242,631 shares of our common stock as described above under the risk factor entitled “Exercise or conversion of our Searchlight warrants and/or convertible notes may dilute the ownership interest of our existing stockholders, including holders who had previously converted their notes, or may otherwise depress the price of our common stock.” As such, our securities are highly concentrated within a limited group of large securityholders. Furthermore, in connection with Searchlight’s purchase of our warrants, we agreed to allow Searchlight to nominate two directors to our Board. Searchlight will continue to have the right to nominate one or two members of our Board (according to a formula based on the number of warrants and/or shares that it holds) so long as it holds at least 25% of the Penny Warrants that it originally acquired (and/or the shares issued upon exercise of such warrants).

Because of this concentration of ownership and the presence of Searchlight’s nominees on our Board, our largest securityholders may have significant influence over us. These securityholders may have the ability to influence the nomination and election of our directors and the outcome of corporate actions of the Company requiring stockholder approval, including approval of significant corporate and financing transactions. This concentration of ownership, as well as Searchlight’s right to demand repayment of our Second Lien Notes upon a change of control, may have the effect of delaying or preventing a change in control and might adversely affect the market price of our common stock. The interests of these securityholders may conflict with our interests or those of other stockholders.

The market price of our securities may be volatile and may decline as a result of a number of factors, some of which are beyond our control.

Our stock price has declined significantly over the last 24 months and continues to experience volatility. Any of the factors listed below could have a further adverse effect on an investment in our securities, and our securities may trade at prices significantly below the price that you paid for them. In such circumstances, the trading price of our securities may not recover and may experience a further decline. Factors that may affect the trading price of our securities in the future may include:

•	the convergence of COVID-19 fears and oil-price uncertainties that may drive downward market activity.

•	our material weaknesses in our internal controls;

•	actual or anticipated fluctuations in our financial results or the financial results of companies perceived to be similar to us;

•	changes in the market’s expectations about our operating results;

•	success of competitors;

•	our inability to consummate beneficial investment and M&A transactions, including due to our inability to obtain any required regulatory or national security approvals;

•	our operating results failing to meet the expectation of securities analysts or investors in a particular period;

•	changes in financial estimates and recommendations by securities analysts concerning the Company, the market for in-flight entertainment, the airline industry, or the travel market in general;

•	operating and stock price performance of other companies that investors deem comparable to us;

•	our ability to market new and enhanced products on a timely basis;

•	changes in laws and regulations affecting our business or our industry;

•	the occurrence of domestic and international protests, disputes, or other geopolitical events that affect our business or our industry;

•	commencement of, or involvement in, litigation involving the Company;

•	changes in our capital structure, such as future issuances of securities or the incurrence of additional debt;

•	the volume of shares of our common stock available for public sale;

•	any major change in our Board or management; and

•	sales of substantial amounts of common stock by our directors, executive officers or significant stockholders or the perception that such sales could occur.

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

As a Delaware corporation, we are also subject to provisions of Delaware law, including Section 203 of the DGCL, which prevents some stockholders holding more than 15% of our outstanding common stock from engaging in certain business combinations without approval of the holders of substantially all of the Company’s outstanding common stock. Any provision of our certificate of incorporation or by-laws or Delaware law that has the effect of delaying or deterring a change in control could limit the opportunity for our stockholders to receive a premium for their shares of our common stock, and could also affect the price that some investors are willing to pay for our common stock.

On March 19, 2020, our Board adopted a stockholder rights plan, as set forth in a Rights Agreement between the Company and American Stock Transfer and Trust Company, LLC (the “Rights Agreement”), and issued the rights contemplated thereby (the “Rights”) on March 30, 2020. The Rights Plan is intended to promote the fair and equal treatment of all of our stockholders and ensure that no person or group can gain control of us through open market accumulation or other tactics without paying a control premium and potentially disadvantaging the interest of all stockholders. The Rights Plan ensures that our Board has sufficient time to exercise its fiduciary duties to make informed judgments about the actions of third parties that may not be in the best interests of us and our stockholders.

In general terms, the Rights will become exercisable if a person or group becomes the beneficial owner of 20% or more of the Company’s outstanding Common Stock. Stockholders who beneficially owned 20% or more of Global Eagle’s outstanding common stock prior to the issuance of this press release will not trigger the exercisability of the Rights so long as they do not acquire beneficial ownership of any additional shares of common stock at a time when they still beneficially own 20% or more of such common stock, subject to certain exceptions as described in the Rights Plan. In the event that the Rights become exercisable due to the triggering ownership threshold being crossed, each Right will entitle its holder to purchase a number of shares of Common Stock or equivalent securities having a market value at that time of twice the Right’s purchase price. The Rights Agreement is attached to this Annual Report on Form 10-K as Exhibit 4.14.

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

As a result of the material weaknesses in our internal control over financial reporting we may experience delays in filing our periodic SEC reports and resulting in being ineligible to use a registration statement on Form S-3 to register the offer and sale of securities, which could adversely affect our ability to raise future capital or complete acquisitions.

Delayed filing of some of our periodic reports with the SEC, will result in not being eligible to register the offer and sale of our securities using a registration statement on Form S-3 and assuming we continue to remain timely in our SEC reporting. Should we wish to register the offer and sale of our securities to the public when we are ineligible to use Form S-3, both our transaction costs and the amount of time required to complete the transaction could increase as a result of having to use Form S-1, making it more difficult to execute any such transaction quickly and successfully, and as a result potentially harming our financial condition.

We could incur additional losses due to further impairment in the carrying value of our goodwill.

We have recorded a significant amount of goodwill on our consolidated balance sheet as a result of numerous acquisitions.  At December 31, 2019, the carrying value of our goodwill was $159.6 million.  The carrying value of goodwill represents the fair value of an acquired business in excess of identifiable assets and liabilities as of the various acquisition dates. We are required to test goodwill for impairment annually and do so during the fourth quarter of each year, as well as on an interim basis to the extent that factors or indicators become apparent that could reduce the fair value of any of our reporting units below its book value. Such factors requiring an interim test for goodwill impairment include, but are not limited to, financial performance indicators such as negative or declining cash flows or a decline in actual or planned revenue or earnings and a sustained decrease in share price.  Our cash flow estimates involve projections that are inherently subject to change based on future events.  A significant downward revision in the fair value of one or more of our business units that causes the carrying value to exceed the fair value could cause goodwill to be considered impaired, and could result in a non-cash impairment charge in our consolidated statement of operations.

We have recorded goodwill impairment charges in the past. The forecasts utilized in the discounted cash flow analysis as part of our impairment test assume future revenue and profitability growth in each of our reporting units during the next four years and beyond. If our operating units cannot obtain, or we determine at a later date that we no longer expect them to obtain the projected levels of profitability, future goodwill impairment tests may also result in an impairment charge. There can be no assurances that our operating divisions will be able to achieve our estimated levels of profitability. We cannot be certain that goodwill impairment will not be required during future periods.

A goodwill impairment, although non-cash, could have a material adverse impact on the results of operations. We are assessing goodwill for impairment on an ongoing basis as a result of a significant decline in our market capitalization subsequent to the year ended December 31, 2019, which we believe is driven by investor uncertainty around our liquidity position, and lower than expected projected financial results in our Media & Content, Aviation Connectivity, Maritime & Land Connectivity reporting units stemming from the COVID-19 pandemic, management has determined that an impairment triggering event occurred in the fiscal quarter ended March 31, 2020. Given these indicators, we have determined there is a higher degree of risk in achieving our financial projections for each reporting unit and as such, decreased projected operating performance and increased the discount rate, which will reduce the fair value of each reporting unit when compared to their respective carrying values. As a result, each of our reporting units is at risk of impairment in the first quarter of 2020. In addition, the extent to which the COVID-19 pandemic will impact our operations or financial results is uncertain as we are unable to accurately predict the severity and the duration of the pandemic. As a result of these changing factors and uncertainties, management continues to evaluate its estimates that have a material adverse impact on the results of operations.

As of the filing of Form 10-K on May 14, 2020, a significant goodwill impairment in the first quarter of 2020 is possible. However, we are unable to estimate the magnitude of a potential impairment in our reporting units and potential long-lived asset impairments.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None.

ITEM 2.    PROPERTIES

The following table sets forth certain information concerning our principal properties related to our Connectivity and Media & Content segments and our administrative functions (“Corporate”) as of December 31, 2019. We own and lease facilities in the U.S. and abroad. We believe that our facilities are well maintained and are sufficient to meet our current and projected needs.

Location	Segment(s)	Square Footage	Description / Lease Expiration Date
Los Angeles, CA, USA	Corporate / Media & Content	21,312	Leased office space / February 28, 2030
Lombard, IL, USA	Connectivity	23,320	Leased office space / February 28, 2025
Irvine, CA, USA	Media & Content	22,000	Leased office space / June 30, 2020
Buenos Aires, Argentina	Connectivity	6,998	Leased office space / May 30, 2020
Montreal, QC, Canada	Media & Content/ Connectivity	22,305	Leased office space / June 30, 2025
Sundsvall, Sweden	Connectivity	14,100	Leased office space / September 30, 2022
Mumbai, India	Media & Content	13,278	Leased office space / March 31, 2020
Knutsford, United Kingdom	Media & Content	13,533	Owned building
Holmdel, NJ, USA	Connectivity	114,913	Leased teleport facility / December 31, 2023
Miramar, FL, USA	Connectivity	47,317	Leased office space / December 31, 2022

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

Holders of Record

As of May 11, 2020, there were 3,744,643 shares of our common stock outstanding, which were held by approximately 75 stockholders of record, as reported by our transfer agent. The number of holders of record does not include a substantially greater number of “street name” holders or beneficial holders of our common stock whose shares are held of record by banks, brokers and other financial institutions.

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

We did not purchase any of our equity securities in the fourth quarter of 2019.

Securities Authorized for Issuance Under Equity Compensation Plans

See Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters for important information regarding securities authorized for issuance.

ITEM 6.    SELECTED FINANCIAL DATA

We are a smaller reporting company as defined in Rule 12b-2 of the Exchange Act; therefore, pursuant to Item 301(c) of Regulation S-K, we are not required to provide the information required by this Item.

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
For the years ended December 31, 2019 and 2018, we reported consolidated revenue of $656.9 million and $647.1 million, respectively. For the years ended December 31, 2019 and 2018, our Media & Content segment accounted for 47% and 49% of our total revenue, respectively, and our Connectivity segment accounted for 53% and 51%, respectively. For the years ended December 31, 2019 and 2018, one airline customer, Southwest Airlines, accounted for 21% and 18% of our consolidated revenue, respectively.

Basis of Presentation

The financial statements are presented on a consolidated basis and are prepared in conformity with U.S. generally accepted accounting principles (GAAP), which requires us to make estimates based on assumptions about current, and for some estimates, future, economic and market conditions which affect reported amounts and related disclosures in our financial statements. Although our current estimates contemplate current and expected future conditions, it is reasonably possible that actual conditions could differ from our expectations, which could materially affect our results of operations and financial position. Furthermore, the financial information presented for the year ended December 31, 2018 reflects impairment charges that are directly associated with the WMS equity method investment discussed herein.

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

Media & Content Segment
The growth of our Media & Content segment is dependent upon a number of factors, including the growth of IFE systems (including both seatback installed and Wi-Fi IFE systems), our customers’ demand for content and games across global mobility markets, the general availability of content to license from our studio partners, pricing from our competitors and our ability to manage the underlying economics of content licensing by studio. We believe that long-term customer demand for content and games will continue to grow and we intend to capitalize on this opportunity, but our ability to do so in part depends on our ability to harness passenger data and analytics in order to improve and customize our offerings.
Connectivity Segment
In our Connectivity segment, the use of our connectivity equipment on our customers’ aircraft is subject to regulatory approvals, such as a Supplemental Type Certificate, or “STC,” that are imposed by agencies such as the Federal Aviation Administration (“FAA”), the European Aviation Safety Agency (“EASA”) and the Civil Aviation Administration of China (“CAAC”). The costs to obtain and/or validate an STC can be significant and vary by plane type and customer location. We have STCs to operate our equipment on several plane types, including The Boeing Company’s (“Boeing”) 737, 757, 767 and 777 aircraft families, and for the Airbus SE (“Airbus”) A320 aircraft family. While we believe we will be successful in obtaining STC approvals in the future as needed, there is a risk that the applicable regulatory agencies do not approve or validate an STC on a timely basis, if at all, which could negatively impact our growth, relationships and ability to sell our connectivity services. To partially address the risk and costs of obtaining STCs in the future, we signed an agreement with Boeing to offer our connectivity equipment on a “line-fit basis” for Boeing’s 737 and 787 models, and our connectivity equipment as an option on Boeing 737 airplanes. We are also pursuing line-fit initiatives with other aircraft manufacturers. As a result, we expect to incur significant product development expenses in the foreseeable future as we invest in these long-term line-fit opportunities, which we believe will improve our long-term ability to onboard our connectivity equipment on new plane types in a more scalable and cost-effective manner.
Our Connectivity segment is dependent on satellite-capacity providers for satellite bandwidth and certain equipment and servers required to deliver the satellite data stream, rack space at the suppliers’ data centers to house the equipment and servers, and network operations service support. Through our acquisition of Emerging Markets Communications (“EMC”) on July 27, 2016 (the “EMC Acquisition”), we expanded the number of our major suppliers of satellite capacity and became a party to an agreement with Intelsat S.A. We also purchase radomes, satellite antenna systems and rings from key suppliers. Any interruption in supply from these important vendors (including manufacturing or global logistics disruption caused by contagious illness such as COVID-19) could have a material impact on our ability to sell equipment and/or provide connectivity services to our customers. In addition, some of our satellite-capacity providers (many of whom are well capitalized) have entered our markets and have begun competing with our service offerings, which has challenged our business relationships with them and created additional competition in our industry.

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
The success of our business depends, in part, on the secure and uninterrupted performance of our information technology systems.  An increasing number of companies have disclosed cybersecurity breaches, some of which have involved sophisticated and highly targeted attacks on their computer networks. Despite our efforts to prevent, detect and mitigate these threats, including continuously working to install new, and upgrade our existing, information technology systems and increasing employee awareness around phishing, spoofing, malware, and other cyber risks, there is no guarantee that such measures will be successful in protecting us from a cyber issue. We will respond to any reported cybersecurity threats as they are identified to us and work with our suppliers, customers and experts to quickly mitigate any threats, but we believe that cybersecurity risks are inherent in our industries and sectors and will continue to represent a significant reputational and business risk to our Connectivity segment’s growth and prospects, and those of our overall industries and sectors.
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
Pandemic Uncertainties
The rapid spread of a contagious illness or pandemic such as COVID-19, or fear of such an event, has, and may continue to have a material adverse effect on the demand for worldwide travel and therefore have a material adverse effect on our business and results of operations. As a result of COVID-19 there has been a significant decline in overall travel demand, particularly related to travel to, from or in international markets, and concerns about COVID-19 are negatively impacting travel demand (and therefore our business) generally. Most countries, including the United States, have implemented travel bans or restrictions and all of our airline and maritime customers have suspended or limited flights and cruises as a result. The ultimate extent of the COVID-19 outbreak and its impact on global travel and the broader travel industry is unknown and impossible to predict with certainty at this time. As a result, the full extent to which COVID-19 will impact our business and results of operations is unknown. However, decreased travel demand resulting from COVID-19 has had a significant negative impact, and is likely to continue to have a significant negative and material impact, on our business, growth and results of operations.
Material Weaknesses

We expect to continue to expend significant time and resources remediating material weaknesses in our internal control over financial reporting. These weaknesses relate our entity level control environment, financial statement close and reporting process, intercompany process, business combination, inventory, internally developed software, long lived assets, goodwill impairment, accounts payable and accrued liabilities, revenue processes, license fee accruals, income taxes, payroll and information technology processes.

We are strongly committed to addressing these material weaknesses, which we believe will strengthen our business and continue to work on and enhance our remediation plan. However, we are uncertain as to our timing to complete the remediation, the extent to which such efforts will deplete our cash reserves and our ability to succeed in the remediation. If we are unable to establish and maintain effective internal control over financial reporting, we may not be able to detect and prevent a material misstatement in our financial statements, and we may be unable to timely file our periodic SEC reports or identify and forecast certain business trends and certain aspects of our financial performance, which could negatively impact our ability to focus on and achieve our business objectives. In the event we are unable to timely file our periodic SEC reports, as applicable, such failure may cause an event of default under our debt facilities. See Item 9A: Controls and Procedures for a discussion of our material weaknesses and remediation efforts.
Future Strategic Initiatives
Potential Sales of Certain Business or Assets
As part of our strategic initiatives, the Company considered the divestiture of various businesses and assets, including the potential sale of elements of our MEG business unit.
We have concluded the MEG strategic review process that we first announced in early 2019, and have elected to retain the MEG unit. During the course of the year, we drove significant improvements in the performance of the business, including major customer renewals, launch of new technologies, and cost reduction activities. Specifically, gross margin improved substantially (to 14.4% in 2019 versus 7.7% in 2018) and we believe additional gross margin improvement will result from our Phase III initiatives. Our MEG unit serves vertical markets such as yachts, government and non-government organizations (including the United Nations) where services growth may offset some of the potential negative impact of COVID-19 on cruise ship services. Given these factors, we did not receive actionable bids that would accelerate meaningful deleverage for the Company. Therefore, we will focus on deleveraging through continued execution of our strategic plan.
The Company continues to work with our joint venture partner and our financial advisor to evaluate the potential sale of our WMS joint venture interest, and we anticipate to close this transaction within the next twelve months.
Recent Events
Thus far in fiscal year 2020, the COVID-19 pandemic is having a significant negative impact on our financial performance. The pandemic is ongoing and dynamic in nature and, to date, our customers have experienced temporary closures in key regions globally. We are unable to determine with any degree of accuracy the length and severity of the pandemic and we do expect it will have a material adverse impact on our consolidated financial position, consolidated results of operations, and consolidated cash flows in the first quarter of fiscal 2020. The extent and duration of the pandemic remains uncertain and may impact consumer purchasing activity if disruptions continue throughout the year which could continue to negatively impact us. Due to the developing pandemic, the results of the first quarter of fiscal 2020 have been negatively impacted and our results for the full fiscal year could continue to be negatively impacted in ways we are not able to predict today, including, but not limited to, non-cash write-downs and impairments; unrealized gains or losses related to investments; foreign currency fluctuations; and collections of accounts receivables. Additionally, payments to certain vendors have not been made in accordance with payment terms. To date, no critical vendors have stopped providing goods or services. However, there is no assurance that this will continue. If a critical vendor were to discontinue doing business with us this could have a material adverse impact on our results.We are continuing to monitor the potential impact of the COVID-19 pandemic.
On February 28, 2020, as a precautionary measure to ensure financial flexibility and maintain maximum liquidity in response to the COVID-19 pandemic, we further leveraged our balance sheet, and drew down the remaining $41.8 million under our Revolving Credit Facility with a corresponding increase in our cash on hand. Following the Drawdown, we have no remaining borrowing under the Revolving Credit Facility. As of May 11, 2020 we had approximately $56.6 million of cash and cash equivalents, excluding restricted cash of approximately $0.4 million.
In addition, we are also implementing a number of other measures to help mitigate the operating and financial impact of the pandemic, including: (i) temporary salary reductions for all employees, including our executive officers; (ii) deferral of annual merit increases; (iii) accelerate WMS dividend payments; and (iv) working globally with country management teams to maximize our participation in all eligible government or other initiatives available to businesses or employees impacted by the COVID-19 pandemic.
CARES Act

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act was enacted in response to the COVID-19 pandemic. The CARES Act, among other things, allows employers to defer payment of employer Social Security taxes that are otherwise owed for wage payments made after March 27, 2020, through the end of the calendar year. In addition, the CARES Act provides for various grants, loans and other financial support for certain companies that are affected by the COVID-19 pandemic. We are currently evaluating the impact of this legislation on our consolidated financial position, results of operations, and cash flows. It is possible that further regulatory guidance under the CARES Act will be forthcoming. There is no assurance that any sources of financings under the CARES Act will be available to us on favorable terms or at all.
The following discussion and analysis of our financial condition and results of operations for the year ended December 31, 2019, and our financial condition at that date, should be read in conjunction with the consolidated financial statements and the notes thereto included in Item 15. Exhibits and Financial Statement Schedules of this Form 10-K. This discussion contains forward-looking statements that reflect our plans, estimates and beliefs and involve numerous risks and uncertainties, including, but not limited to, those described in the “Risk Factors” section of this Form 10-K. Actual results may differ materially from those contained in any forward-looking statements. You should carefully read the “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors” sections of this Form 10-K.
Adoption of Shareholder Rights Plan
On March 19, 2020, our Board adopted a stockholder rights plan, as set forth in a Rights Agreement between the Company and American Stock Transfer and Trust Company, LLC (the “Rights Agreement”), and issued the rights contemplated thereby (the “Rights”) on March 30, 2020. The Rights Plan is intended to promote the fair and equal treatment of all of our stockholders and ensure that no person or group can gain control of us through open market accumulation or other tactics without paying a control premium and potentially disadvantaging the interest of all stockholders. The Rights Plan ensures that our Board has sufficient time to exercise its fiduciary duties to make informed judgments about the actions of third parties that may not be in the best interests of us and our stockholders.
In general terms, the Rights will become exercisable if a person or group becomes the beneficial owner of 20% or more of the Company’s outstanding Common Stock. Stockholders who beneficially owned 20% or more of Global Eagle’s outstanding common stock prior to the issuance of this press release will not trigger the exercisability of the Rights so long as they do not acquire beneficial ownership of any additional shares of common stock at a time when they still beneficially own 20% or more of such common stock, subject to certain exceptions as described in the Rights Plan. In the event that the Rights become exercisable due to the triggering ownership threshold being crossed, each Right will entitle its holder to purchase a number of shares of Common Stock or equivalent securities having a market value at that time of twice the Right’s purchase. The Rights Agreement is attached to this Annual Report on Form 10-K as Exhibit 4.14.
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

Services. Service costs of sales principally consist of the costs of satellite service and support, revenue recognized by us and shared with others as a result of our revenue-sharing arrangements, Internet connection and co-location charges and other platform operating expenses including depreciation of the systems and hardware used to build and operate our platform and personnel costs related to our network operations, customer service and information technology. As we continue to build out our connectivity services platform and expand our satellite coverage globally, we anticipate that our service costs will increase when compared to historical periods. Our services cost of sales is dependent on a number of factors, including the amount of satellite coverage and bandwidth required to operate our services and the number of partners with whom we share our corresponding revenue.

Equipment. Equipment costs of sales are substantially comprised of the costs we pay to third parties to acquire our equipment and are originally classified as inventories on our Consolidated Balance Sheet upon receipt of goods. Upon sale, equipment costs of sales are recorded when control passes to the customer, which is aligned with our equipment revenue recognition.

Sales and Marketing

Sales and marketing expenses consist primarily of sales and marketing personnel costs, sales support, public relations, advertising, marketing and general promotional expenditures. Fluctuations in our sales and marketing expenses are generally the result of our efforts to maintain and support the growth in our businesses. While maintaining our focus on cost reduction and increased efficiencies, we will make certain investments to maintain and grow our sales and marketing organization including expenses required to support the expansion of our direct sales force. As we continue to grow our sales and marketing organizations and invest in marketing activities to support the growth of our businesses, we anticipate that our sales and marketing expenses will continue to increase.

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

We continue to develop customer-facing portals on board aircraft and vessels, and for automation of network operations. We now use the code base of our award-winning aviation portal with multimedia capabilities in our businesses. This technology is driving product differentiation in the aviation and maritime markets and creating efficiencies. We maintain our focus on cost efficiencies. As a result, our product development expenses decreased in the current year in line with our headcount reduction and global footprint consolidation.
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

Provision for Legal Settlements

During the year ended December 31, 2019, we incurred legal settlement charges of $4.4 million, primarily relating to reserves accrued to settle litigation with major record labels for sound recording liabilities. See Note 11. Commitments and Contingencies to our consolidated financial statements contained herein for a discussion of certain legal proceedings in which we are involved.

Leases
On January 1, 2019, we adopted ASC 842, Leases, using the modified retrospective method. We have presented financial results and applied its accounting policies for the period beginning January 1, 2019 under ASC 842, while prior period results and accounting policies have not been adjusted and are reflected under legacy GAAP pursuant to ASC 840. In connection with the adoption of ASC 842, we performed an analysis of contracts to ensure proper assessment of leases (or embedded leases) in existence as of January 1, 2019. We elected the package of practical expedients permitted under ASC 842, which allows us not to reassess the following as of adoption date: (i) whether expired or existing contracts are or contain a lease, (ii) lease classification for any expired or existing leases, and (iii) initial direct costs for any existing leases. The most significant impact of applying ASC 842 was the recognition of right-of-use assets and lease liabilities for operating leases in our consolidated balance sheet. On January 1, 2019, we recognized an initial operating right-of-use asset of $23.0 million and associated operating lease liabilities of $25.9 million primarily relating to real estate leases. See Note 4. Leases for further information regarding the impact of the adoption of ASU 2016-02 on the Company's financial statements. Also, refer to Item 9A: Controls and Procedures for our evaluation of the controls and procedures relating to the lease process.
Amortization of Intangible Assets

We perform valuations of assets acquired and liabilities assumed on each acquisition accounted for as a business combination, and allocate the purchase price of each acquired business to its respective net tangible and intangible assets and liabilities. Acquired intangible assets principally consist of technology, customer relationships, backlog and trademarks. Liabilities related to intangibles principally consist of unfavorable vendor contracts. We determine the appropriate useful life by performing an analysis of expected cash flows based on projected financial information of the acquired businesses. Intangible assets are amortized over their estimated useful lives using the straight-line method, which approximates the pattern in which the majority of the economic benefits are expected to be consumed. Intangible liabilities are amortized into cost of sales ratably over the contract terms.

Goodwill Impairment

The changes in the carrying amounts of goodwill by reporting unit are as follows (in thousands):

	Aviation Connectivity	Maritime & Land Connectivity	Media & Content	Total
Balance as of December 31, 2017	$54,037	$22,130	$83,529	$159,696
Foreign currency translation	(15)	—	(119)	(134)
Balance as of December 31, 2018	54,022	22,130	83,410	159,562
Foreign currency translation	—	—	45	45
Balance as of December 31, 2019	$54,022	$22,130	$83,455	$159,607

Prior to fiscal year ended December 31, 2018, we recorded total impairment losses of $231.0 million due to the goodwill carrying value on financial statements exceeding its fair value. There was no goodwill impairment recognized in the years ended December 31, 2019 and 2018. See Note 2. Basis of Presentation and Summary of Significant accounting Policies to the consolidated financial statements contained herein for further discussion of our goodwill impairment.

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

•	Income from equity method investments;

•	Changes in the fair value of our derivative financial instruments; and

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

Provision for Income Taxes
We have been subject to income taxes in the United States since inception, in addition, we have a legal presence in various countries, including Germany, United Kingdom, Netherlands, Sweden, Norway, Spain, Canada, China, India, Hong Kong, United Arab Emirates, Argentina, Brazil, Kenya, Singapore, Australia, New Zealand, Afghanistan, Iraq and South Africa. We anticipate that as we continue to expand our operations outside the United States, we will become subject to additional taxation based on foreign statutory rates and our effective tax rate could fluctuate accordingly.

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
We currently believe that based on the available information, it is more likely than not that some of our deferred tax assets will not be realized, and accordingly we have recorded a valuation allowance against certain of our federal, state and foreign deferred tax assets. As of December 31, 2019, and 2018, we had approximately $427.2 million and $374.5 million respectively, of federal operating loss carry-forward and $235.9 million and $161.2 million, respectively, of state operating loss carry-forward available to offset future taxable income which expire in varying amounts beginning in 2027 for federal and 2023 for state purposes if unused. In addition, we had foreign net operating loss carryforwards from various jurisdictions of $54.6 million and $220.1 million as of December 31, 2019 and 2018, respectively. The foreign net operating loss carryforwards begin to expire in varying amounts beginning in 2022.
Federal and state laws impose substantial restrictions on the utilization of net operating loss and tax credit carry-forwards in the event of an “ownership change,” as defined in Section 382 of the Internal Revenue Code of 1986, as amended, or the Internal Revenue Code. We expect the utilization of our net operating loss and tax credit carry-forwards in the future to be materially affected by limitations imposed by Section 382 as a result of our ownership change which occurred in the second quarter of 2019. For additional information, see Item 1A. Risk Factors “Our ability to utilize our net operating loss carryforwards and certain other tax attributes may be severely limited.”

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

We believe the areas of revenue recognition (including allowance for doubtful accounts), valuation of goodwill and equity method impairment, leases and income taxes, as described in proceeding paragraphs, require the most complex and subjective judgments in our business operations for the current year and have significant impact to our accounting assessments, and hence, are critical to understanding and evaluating our reported financial results. For further discussions of our significant policies relating to these accounting estimates, see Note 2. Basis of Preparation and Summary of Accounting Policies.

Revenue Recognition

We account for an arrangement with a customer when an approved contract exists, the rights of the parties are identified, payment terms are identified, the contract has commercial substance and the collectability of substantially all of the consideration is probable. Revenue is recognized as we satisfy performance obligations by transferring a promised good or service to a customer.
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

Valuation of Goodwill

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

Goodwill is tested for impairment at the reporting unit level, which is the same or one level below an operating segment. Our reporting units are Media & Content, Aviation Connectivity and Maritime & Land Connectivity. We evaluate goodwill for impairment at the reporting unit level annually as of December 31 or when an event occurs, or circumstances change that indicates the carrying value may not be recoverable. We have adopted ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Accounting for Goodwill Impairment. Under this guidance, the optional qualitative assessment, referred to as “Step 0”, and the first step of the quantitative assessment (“Step 1”) remained unchanged from the prior guidance. However, the requirement to complete the second step (“Step 2”), which involved determining the implied fair value of goodwill and comparing it to the carrying amount of that goodwill to measure the impairment loss, was eliminated. As a result, Step 1 will be used to determine both the existence and amount of goodwill impairment. An impairment loss will be recognized for the amount by which the reporting unit’s carrying amount exceeds its fair value, not to exceed the carrying amount of goodwill in that reporting unit.

Accounting for Leases

On January 1, 2019, we adopted ASC 842, Leases, using the modified retrospective method. We have presented financial results and applied its accounting policies for the period beginning January 1, 2019 under ASC 842, while prior period results and accounting policies have not been adjusted and are reflected under legacy GAAP pursuant to ASC 840. In connection with the adoption of ASC 842, we performed an analysis of contracts to ensure proper assessment of leases (or embedded leases) in existence as of January 1, 2019. The most significant impact of applying ASC 842 was the recognition of right-of-use assets and lease liabilities for operating leases in our consolidated balance sheet. On January 1, 2019, we recognized an initial operating right-of-use asset of $23.0 million and associated operating lease liabilities of $25.9 million primarily relating to real estate leases.
Our leasing operations consist of various arrangements, where we act either (i) as the lessee (primarily related to our corporate and regional offices, teleport co-location arrangements and satellite bandwidth capacity leases), or (ii) as the lessor (for our owned equipment rented to connectivity customers). In accounting these various lease arrangements, we may employ certain levels of judgment and subjectivity in areas such as determining the appropriate lease classification (finance vs operating) for new or modified arrangements and discount rate to use based on lease type.
See Note 4. Leases for further information regarding the impact of the adoption of ASU 2016-02 on the Company's financial statements.
Equity Method Investments

Equity method investments are accounted for under ACS 323-10. Under this guidance, the total carrying amount of the equity-method investment should be reviewed for impairment (ASC 350-20-35-59) at least annually or when indicators exist that suggest the value of equity method investments may be impaired. ASC 323-10-35-32 states that the impairment standard governing equity method investments calls for an impairment to be recorded when a decline in value of an investment is considered to be “other than a temporary decline.” As of December 31, 2019 and 2018, we performed the impairment analysis per the 3-step approach for identifying and accounting for an impairment: (1) determined whether an investment is impaired; (2) evaluate whether an impairment is “other-than-temporary”; and (3) measure and recognize an other-than-temporary impairment.

ASC 360-20 requires that if an impairment test of goodwill and any other assets that are held for use are required at the same time, impairment tests of all other assets (e.g., inventory, long-lived assets, equity method investments) should be completed and reflected in the carrying amount of the reporting unit prior to the completion of the goodwill impairment test. In accordance with this guidance, management performed the ASC 323 Equity Method Investments and Joint Ventures Impairment Analysis prior to completing the Goodwill impairment assessment. During the December 31, 2018 analysis we concluded that an “other than temporary impairment” existed, the reduced carrying amount has been recorded as the new carrying value of the investment as it pertains to the carrying amount included in the reporting unit for the purposes of the ASC 350 Goodwill impairment analysis. As a result of performing the analysis as of December 31, 2019 we concluded that we did not have an “other than temporary impairment” of our equity method investments.
Income Taxes
We are subject to taxation in the U.S. and in many foreign jurisdictions. Significant judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We make these estimates and judgments about our future taxable income that are based on assumptions that are consistent with our future plans. Tax laws, regulations, and administrative practices may be subject to change due to economic or political conditions including fundamental changes to the tax laws applicable to corporate multinationals. The U.S., many countries in the European Union and a number of other countries are actively considering changes in this regard. As of December 31, 2019, the Company has recorded a valuation allowance of $136.6 million and $16.4 million against its domestic and certain foreign deferred tax assets, respectively, due to the uncertainties over its ability to realize future taxable income in those jurisdictions. Should the actual amounts differ from our estimates, the amount of our valuation allowance could be materially impacted.
Furthermore, significant judgment is required in evaluating our tax positions. In the ordinary course of business, there are many transactions and calculations for which the ultimate tax settlement is uncertain. As a result, we recognize the effect of this uncertainty on our tax attributes based on our estimates of the eventual outcome. These effects are recognized when, despite our belief that our tax return positions are supportable, we believe that it is more likely than not that those positions may not be fully sustained upon review by tax authorities. We are required to file income tax returns in the U.S. and various foreign jurisdictions, which requires us to interpret the applicable tax laws and regulations in effect in such jurisdictions. Such returns are subject to audit by the various federal, state and foreign taxing authorities, who may disagree with respect to our tax positions. We believe that our consideration is adequate for all open audit years based on our assessment of many factors, including past experience and interpretations of tax law. We review and update our estimates in light of changing facts and circumstances, such as the closing of a tax audit, the lapse of a statute of limitations or a change in estimate. To the extent that the final tax outcome of these matters differs from our expectations, such differences may impact income tax expense in the period in which such determination is made. The eventual impact on our income tax expense depends in part if we still have a valuation allowance recorded against our deferred tax assets in the period that such determination is made.

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

	Year Ended December 31,
	2019	2018
Revenue	$656,877	$647,094
Cost of sales	523,725	512,393
Gross margin	133,152	134,701
Operating expenses
Sales and marketing	28,759	37,624
Product development	26,652	32,740
General and administrative	109,424	134,663
Provision for legal settlements	4,419	1,317
Amortization of intangible assets	28,646	38,440
Total operating expenses	197,900	244,784
Loss from operations	(64,748)	(110,083)
Other income (expense), net:
Interest expense, net	(89,711)	(76,218)
Income (loss) from equity method investments including impairment losses	9,980	(46,310)
Change in fair value of derivatives	1,066	97
Other expense, net	(504)	(1,017)
Loss before income taxes	(143,917)	(233,531)
Income tax provision	9,526	3,068
Net loss	$(153,443)	$(236,599)

Net loss per share:
Basic	$(41.50)	$(64.77)
Diluted	$(41.50)	$(64.77)

Weighted average shares outstanding:
Basic	3,697	3,653
Diluted	3,697	3,653

The following table provides the depreciation expense included in the above line items (in thousands):

	Year Ended December 31,
	2019	2018
Depreciation expense:
Cost of sales	$36,971	$42,535
Sales and marketing	3,450	3,553
Product development	3,181	3,257
General and administrative	13,070	12,560
Total	$56,672	$61,905

The following table provides the stock-based compensation expense included in the above line items (in thousands):

	Year Ended December 31,
	2019	2018
Stock-based compensation expense:
Cost of sales	$278	$547
Sales and marketing	271	498
Product development	332	753
General and administrative	5,462	11,019
Total	$6,343	$12,817

The following table provides our results of operations, as a percentage of revenue, for the periods presented:

	Year Ended December 31,
	2019	2018
Revenue	100%	100%
Cost of sales	80%	79%
Operating expenses:
Sales and marketing	4%	6%
Product development	4%	5%
General and administrative	17%	21%
Provision for legal settlements	1%	—%
Amortization of intangible assets	4%	6%
Total operating expenses	30%	38%
Loss from operations	(10)%	(17)%
Other expense (income), net	(12)%	(19)%
Loss before income taxes	(22)%	(36)%
Income tax provision	1%	—%
Net loss	(23)%	(37)%

Operating Segments

The following table sets forth our contribution profit for each operating segment in the periods presented (in thousands):

	Year Ended December 31,
	2019	2018
Revenue:
Media & Content	$311,079	$315,409

Connectivity:
Services	281,083	290,818
Equipment	64,715	40,867
Total	345,798	331,685
Total revenue	$656,877	$647,094
Cost of sales:
Media & Content	$234,229	$225,318
Connectivity:
Services	240,375	255,546
Equipment	49,121	31,529
Total	289,496	287,075
Total cost of sales	$523,725	$512,393
Contribution profit:
Media & Content	$76,850	$90,091
Connectivity	56,302	44,610
Total contribution profit	133,152	134,701
Other operating expenses	197,900	244,784
Loss from operations	$(64,748)	$(110,083)

Comparison of Results of Operations for the fiscal years ended December 31, 2019 and 2018:
Revenue

Media & Content

The revenue for Media & Content for the years ended December 31, 2019 and 2018 follows (in thousands):

	Year Ended December 31,		% Change
	2019	2018	2018 to 2019
Licensing and services	$311,079	$315,409	(1)%

Licensing and Services Revenue

Licensing and services revenue for Media & Content decreased by $4.3 million, or 1%, to $311.1 million for the year ended December 31, 2019 from $315.4 million for the year ended December 31, 2018. This decline was driven by a decrease in our (i) third-party distribution services to non-Global Eagle customers, and the (ii) related sales of digital media products, including games and apps, partially offset by an increase in aviation Content Service Provider (“CSP”) revenues. Specifically, our Media & Content results were impacted by the following:

•
Aviation client wins and losses: Revenues increased by $20.5 million due to contract wins with certain leading global airlines, which was offset by a decrease of $14.1 million of revenue attributed to the end of contracts with CSP airline partners operating within the EMEA region.

•
Repricing and volume changes: Revenues decreased by $24.5 million due to: (i) declines in our distribution service revenues by $10.0 million due to fewer titles offered; (ii) effect of financial distress and budget reduction from our aviation customers by $10.8 million, and (iii) lower labs and other revenues by $3.7 million due to lower volume with various global airline partners. CSP revenues increased $13.9 million for certain airline partners operating within the Asia-Pacific and Americas’ markets.

Connectivity

The revenue for Connectivity for the years ended December 31, 2019 and 2018 follows (in thousands):

	Year Ended December 31,		% Change
	2019	2018	2018 to 2019
Services	$281,083	$290,818	(3)%
Equipment	64,715	40,867	58%
Total	$345,798	$331,685	4%

Connectivity Services Revenue

Services revenue from our Connectivity operating segment decreased by $9.7 million, or 3%, to $281.1 million for the year ended December 31, 2019, compared to $290.8 million year ended December 31, 2018, mainly due to the following:

•
Aviation expanded customer base and volume: a $5.4 million increase in our Aviation connectivity revenues due to: (i) introduction of repair services and associated revenue streams; and (ii) growth from new and existing airline partners, both offset by the loss of revenue from the Boeing 737 MAX grounding.

•
MEG contract repricing and volume declines: a $14.6 million decrease in our MEG connectivity revenues due to: (i) contract renegotiation for two major customers in our cruise business in Q4 2018; and (ii) volume declines for certain mobile network operator enterprise customers related to our strategic exit from that business line, both partially offset by growth in our streaming TV business and new activations in our enterprise and maritime customers.

Connectivity Equipment Revenue

Equipment revenue from our Connectivity operating segment increased by $23.8 million, or 58%, to $64.7 million for the year ended December 31, 2019, compared to $40.9 million for the year ended December 31, 2018. The $23.6 million increase in our Aviation equipment revenue was primarily due to equipment shipments for major North America and EMEA aviation customers.
Cost of Sales

Media & Content

The cost of sales for Media & Content for the years ended December 31, 2019 and 2018 follows (in thousands):

	Year Ended December 31,		% Change
	2019	2018	2018 to 2019
Cost of sales	$234,229	$225,318	4%

Cost of sales for Media & Content increased by $8.9 million, or 4%, to $234.2 million for the year ended December 31, 2019 from $225.3 million for the year ended December 31, 2018. As a percentage of Media & Content revenue, cost of sales increased to 75% for the year ended December 31, 2019 compared to 71% for the year ended December 31, 2018. The increase is attributed to: (i) an increase in technical costs to comply with customer compliance standards, and (ii) an increase in audio cost related to partners operating within the EMEA region.

Connectivity

The cost of sales for Connectivity for the years ended December 31, 2019 and 2018 follows (in thousands):

	Year Ended December 31,		% Change
	2019	2018	2018 to 2019
Services	$240,375	$255,546	(6)%
Equipment	49,121	31,529	56%
Total	$289,496	$287,075	1%

Cost of sales for Connectivity services decreased by $15.2 million, or 6%, to $240.4 million for the year ended December 31, 2019, compared to $255.5 million for the year ended December 31, 2018, primarily due to the following:

•
Aviation bandwidth cost increase: $9.8 million increase in Aviation cost of sales due to aircraft activations that drove increases in satellite bandwidth and backhaul capacity costs, as well as network coverage expansion to Hawaii and in Europe, the Middle East and Africa; and,

•
Maritime bandwidth cost decrease: a $25.3 million decrease in our MEG segment due to (i) lower satellite bandwidth and communication costs in our cruise and yacht connectivity businesses, including a favorable lease re-pricing for one of our satellite vendors; and (ii) realized saving related to restructuring and other cost savings initiatives executed in 2019.

As a percentage of Connectivity services revenue, Connectivity service cost of sales decreased to 86% during the year ended December 31, 2019, compared to 88% for the year ended December 31, 2018. This was a result of the offsetting effects of (i) increased investment in satellite network capacity to support growth of existing customers and to fulfill new customer installations during the year ended December 31, 2019, offset partially by (ii) our continued efforts to re-negotiate existing bandwidth arrangements with satellite vendors for more favorable rates.

Connectivity equipment cost of sales increased by $17.6 million, or 56%, to $49.1 million for the year ended December 31, 2019 compared to $31.5 million for the year ended December 31, 2018, primarily due to the following:

•	Aviation equipment cost increase: an $16.6 million increase in our Aviation cost of sales refers to the cost of equipment deliveries for our major customers; and,

•	Maritime equipment cost decrease: a $0.5 million increase during the year.
As a percentage of Connectivity equipment revenue, Connectivity equipment cost of sales decreased to 76% during the year ended December 31, 2019, compared to 77% for the year ended December 31, 2018. The 1% decrease in cost as a percentage of revenue was primarily driven by the mix of installation related to fulfill current year deliveries for major aviation customers.
Other Operating Expenses

Other operating expenses for the years ended December 31, 2019 and 2018 follows (in thousands):

	Year Ended December 31,		% Change
	2019	2018	2018 to 2019
Sales and marketing	$28,759	$37,624	(24)%
Product development	26,652	32,740	(19)%
General and administrative	109,424	134,663	(19)%
Provision for legal settlements	4,419	1,317	236%
Amortization of intangible assets	28,646	38,440	(25)%
Total	$197,900	$244,784	(19)%

Sales and Marketing

Sales and marketing expenses decreased by $8.9 million, or 24%, to $28.8 million for the year ended December 31, 2019 from $37.6 million for the year ended December 31, 2018. The change comprised (i) a $2.9 million decrease in employee cost due to headcount reductions, (ii) a $2.4 million decrease in travel and entertainment expenses, (iii) a $1.8 million decrease in advertising expenses and (iv) $1.6 million lower professional services fees due to a reduction in outside marketing consultants, all consistent with our cost reduction initiatives.

Product Development

Product development expenses decreased $6.1 million, or 19%, to $26.7 million for the year ended December 31, 2019 from $32.7 million for the year ended December 31, 2018. The change comprised (i) a $2.3 million decrease in employee cost due to headcount reductions, (ii) $2.0 million lower professional services fees from reductions in outside consultants, (iii) a $1.0 million decrease in facilities expenses and (iv) a $0.9 million decrease in travel and entertainment expenses. We continue to maintain a focus on cost efficiencies as we develop new products that leverage our footprint across aviation, maritime, enterprise and government vertical markets.

General and Administrative

General and Administrative expense decreased $25.2 million, or 19%, to $109.4 million for the year ended December 31, 2019 from $134.7 million for the year ended December 31, 2018. General and Administrative expense as a percent of revenue, decreased to 17% in 2019 from 21% in 2018. The change comprised (i) a $15.6 million (net of $1.6 million severance costs) decrease in employee cost resulting from headcount reductions, (ii) $10.5 million lower professional services fees from reductions in outside consultants and (iii) a $3.0 million decrease in travel and entertainment expenses, offset by a $3.9 million increase in administrative and information technology-related costs related to material weakness remediation.

These decreases are positive indicators of our operating expense savings initiatives, which started in 2018 and included simplification of our management structure and global footprint consolidation.
Provision for Legal Settlements

The provision for legal settlements increased $3.1 million, or 236%, to $4.4 million during the year ended December 31, 2019, compared to $1.3 million for the year ended December 31, 2018. The increase primarily relates to the negotiation of settlements with BMG and a music publisher related to historical audio-licensing claims. See Note 11. Commitments and Contingencies to our consolidated financial statements contained herein for a discussion of certain legal proceedings in which we are involved.

Amortization of Intangible Assets

Amortization expense decreased 25% to $28.6 million for the year ended December 31, 2019 from $38.4 million for the year ended December 31, 2018. The decrease was due to a portion of our acquired intangible assets from prior acquisitions becoming fully amortized during the year.

Other Income (Expense)

Other income (expense) for the years ended December 31, 2019 and 2018 follows (in thousands):

	Year Ended December 31,		% Change
	2019	2018	2018 to 2019
Interest expense, net	$(89,711)	$(76,218)	18%
Income (loss) from equity method investments including impairment losses	9,980	(46,310)	(122)%
Change in fair value of derivatives	1,066	97	nm
Other expense, net	(504)	(1,017)	(50)%
Total	$(79,169)	$(123,448)	(36)%
“nm” - not meaningful

Other income (expense) resulted in an expense of $79.2 million for the year ended December 31, 2019 compared to expense of $123.4 million for the year ended December 31, 2018. The $44.3 million decrease in expense is driven by a $56.3 million increase in income from our equity method investments as a result of a $51.0 million impairment charge in 2018 with no impairment charge recorded in the current year, improved WMS operating performance, and a $1.0 million change in the fair value of derivatives, driven by our stock price volatility. This was partially offset by an increase in interest expense of $13.5 million, primarily due to (i) the effect of PIK compounding as additional principal on our Second Lien Notes, and (ii) additional borrowing capacity on our Term Loan which we obtained in July 2019. Refer to Note 8. Equity Method Investments for further details on our equity method investments, and to Note 10. Financing Arrangements for details of our Long-Term debt.

Income Tax Provision
The Company recorded income tax provision of $9.5 million and $3.1 million for the years ended December 31, 2019 and 2018, respectively. The tax provision during the year ended December 31, 2019 is primarily attributable to foreign income taxes levied on foreign subsidiaries, foreign withholding taxes, basis difference in convertible debt, and effects of permanent differences. The tax provision during the year ended December 31, 2018 was primarily due to foreign income taxes levied on our foreign subsidiaries and foreign income tax withholding.
During the year ended December 31, 2019, the Company recorded a $2.7 million adjustment to reduce additional paid-in capital with a corresponding reduction to income tax expense. The adjustment pertains to a difference between the book basis and tax basis of the Second Lien Notes and associated equity warrants. The initial value assigned to the equity warrants was recorded as an increase to additional paid-in capital, and a corresponding tax implication for the basis difference should have be recorded as an offsetting decrease to additional paid-in capital. This basis difference originated in 2018 and the adjustment was recorded in 2019 to correct an immaterial prior-period error.

Liquidity and Capital Resources

We need liquidity primarily to fund our working capital, principal and interest payments on our debt, systems, infrastructure and other existing operations. During the fiscal year ended December 31, 2019, we relied primarily on available cash, proceeds from debt and internally generated funds to finance our operations. Although we have used cash in operating activities in both 2019 and 2018, the amount used for operations in 2019 was greatly reduced primarily due to significant cost reduction activities. As further noted below under the “Recent Events” section, we are also implementing a number of other measures to help preserve liquidity in response to the COVID-19 pandemic. Please see “Part I, Item 1A. Risk Factors” for a discussion of risk factors which could reasonably be likely to result in a decrease of internally generated funds available to finance working capital requirements and capital expenditures.
As of December 31, 2019, our total liquidity, excluding restricted cash, was approximately $61.4 million. Our principal sources of liquidity were cash and cash equivalents (unrestricted) of approximately $24.0 million and available capacity under our revolving credit facility (the “2017 Revolving Loans”) of approximately $37.4 million (excluding approximately $4.3 million in letters of credit outstanding thereunder). In addition, we had approximately $0.5 million of restricted cash (excluded from the $24.0 million of cash and cash equivalents noted above) attached to letters of credit between our subsidiaries and certain customers. Our cash is invested primarily in cash and money market funds in banking institutions in the U.S., Canada and Europe and to a lesser extent in Asia Pacific. Our total debt balance increased from $709.6 million at December 31, 2018 to $773.1 million at December 31, 2019. This was primarily driven by the financing of our operating losses and increased purchases of satellite transponders using vendor financing arrangements.
During the year ended December 31, 2019, we had additional borrowings from our revolver credit facility. We made borrowings in lieu of future potential dividend distribution from WMS, an equity investment, during the first quarter ended March 31, 2019. This loan advance from WMS was subsequently paid-off and offset against the actual dividend distribution during the third quarter ended September 30, 2019. In the year ended December 31, 2019, cash from financing activities was used to fund our operating losses as our operating and investing cash flows were negatively impacted by incremental working capital needs and additional capital expenditures as we continued to restructure our operations and ramp up our business for both new customer wins and volume and capacity growth with our existing customers, while ensuring to comply with the recurring repayment terms of our revolving credit facility.
In February 22, 2019, we announced that we have been implementing an operating expense savings initiative, which includes global footprint consolidation, simplification of our management structure, additional cost controls, IT programs that will increase efficiency and automation, and other operating expense reductions. In connection with this initiative, on February 5, 2019, we committed to reduce our global workforce by approximately 15% and communicated this determination to our employees on February 20, 2019. The changes to our workforce have varied by country, due to legal requirements and required consultations with works councils and other employee representatives, as appropriate. We estimate that we will generate approximately $20 million in annual savings and incurred total expenses relating to the workforce reduction.
Our cash flows from operating activities are significantly affected by our investments in operations, including working capital and corporate infrastructure to support our ability to generate revenue and conduct operations through cost of services, product development, sales and marketing, and general and administrative activities. Net cash used in operations was $8.9 million and $74.1 million for the years ended December 31, 2019 and 2018, respectively. The year-over-year improvement in cash flows from operations is driven by cost savings initiatives executed in the first quarter of 2019. This includes changes in working capital balances from deploying inventory built in the prior year for current year equipment installations, negotiated payment agreements with key satellite bandwidth providers and an increase in accounts payable due to extended payment terms from certain trade vendors and an increase in past due payables with other vendors. Working capital deficiency increased by $42.9 million, to $63.3 million as of December 31, 2019, compared to $20.4 million as of December 31, 2018, primarily in line with funding our operating loss of $64.7 million for the year ended December 31, 2019.
Cash used in investing activities has historically been, and is expected to continue to be, impacted significantly by our investments in our platform, our infrastructure and equipment for our business offerings and resources to remediate material weaknesses. The Company’s ability to fund operating and investing activities is dependent on its ability to increase revenue, reduce costs, and deliver satisfactory levels of profitable operations. As part of our strategic initiatives, we considered the divestiture of various businesses and assets, including the potential sale of elements of our MEG business unit. The Company continues to work with its joint venture partner and our financial advisor to evaluate the potential sale of the WMS joint venture interest. The Company concluded the MEG strategic review process electing to retain the unit. During the course of the year, we drove significant improvements in the performance of the business, including major customer renewals, launch of new technologies, and cost reduction activities. Given this improved performance, we did not receive actionable bids that would accelerate meaningful deleverage for the Company. Therefore, we will focus on deleveraging through continued execution of our strategic plan.
Anticipated Cash Requirements
Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 205-40, Presentation of Financial Statements - Going Concern, requires that an entity’s management evaluate whether there are relevant conditions and events that in aggregate initially indicate that it will not be able to meet its obligations as they become due within one year after the date that the financial statements are issued, and therefore raise substantial doubt about the entity’s ability to continue as a going concern. The Company has evaluated factors described below, in particular government and industry-imposed travel restrictions in the aviation and maritime industries the Company services, ability to maintain and meet debt covenants in future periods, satisfy existing debt obligations and paydown past due accounts payable over the next year, and the fact that management’s plan to obtain additional financing and cost cutting initiatives have not been fully completed, have raised substantial doubt about the company’s ability to continue as a going concern.
Due to the continued impact and spread of COVID-19 and the effects on our customers primarily in the airline, cruise ship and other maritime industries, collectively aviation and maritime industries, have been heavily impacted by the COVID-19 pandemic, through travel restrictions, government and business-imposed shutdowns or other operating issues resulting from the spread of this rapidly developing issue. We continue to analyze the potential impacts to these certain conditions and events from the ongoing COVID-19 pandemic. However, at this time, it is not possible to determine the magnitude of the overall impact of the COVID-19 pandemic on our business. As such, the impact could have a material adverse effect on our overall business, financial condition, liquidity, results of operations, and cash flows.
Due to conditions arising from the ongoing COVID-19 pandemic, the Company’s management identified certain initial conditions and events, which, considered in the aggregate, raise substantial doubt about its ability to continue as a going concern, including:

•	Ongoing reduction in revenue due to aviation and maritime industry shutdowns and restrictions;

•	Potential loss of customers and decreased services provided;

•	Working capital deficit and past due accounts payable;

•	Overall fixed cost of satellite-based connectivity is not sustainable;

•	High cost of debt and required interest payments is not sustainable;

•	Inability to timely service the Company’s debt and comply with covenants in the agreements governing the indebtedness, or obtain additional borrowings and facilities on commercially reasonable terms;

•	Inability to timely file the Company’s periodic reports with the U.S. Securities and Exchange Commission;

•	Inability to deliver substantially all of the financial results forecast in the fiscal 2020 budget;

•	Delisting of Company stock due to Nasdaq minimum market capitalization rules; and

•	Inability to dispose of all or a portion of its 49% interest in WMS.

As of December 31, 2019, the Company had $506.0 million aggregate principal amount in senior secured term loans (the “Term Loans”) outstanding under our senior secured credit agreement (the “2017 Credit Agreement”). In addition, we had $43.3 million drawn under the 2017 Revolving Loans (excluding approximately $4.3 million in letters of credit outstanding thereunder), with remaining availability thereunder of approximately $37.4 million as of December 31, 2019; $178.0 million aggregate principal amount of outstanding Second Lien Notes, including $28.0 million of payment-in-kind (“PIK”) interest converted to principal since issuance; $82.5 million aggregate principal amount of 2.75% convertible senior notes due 2035; and other debt outstanding of $23.7 million. On February 28, 2020, as a precautionary measure to ensure financial flexibility and maintain maximum liquidity in response to the COVID-19 pandemic, the Company further leveraged the balance sheet, and drew down the remaining $41.8 million under the Revolving Credit Facility with a corresponding increase in cash on hand. Following the Drawdown, the Company has no remaining borrowing under the Revolving Credit Facility. As of May 11, 2020 the Company had approximately $56.6 million of cash and cash equivalents, excluding restricted cash of approximately $0.4 million.
A substantial amount of the Company's cash requirements are for debt service obligations. The Company has generated operating losses in each of the years ended December 31, 2018 and 2019. Additionally, the Company has incurred net losses and had negative cash flows from operations for each of these years primarily as a result of significant cash interest payments arising from the Company's substantial debt balance. Net cash used in operations was $8.9 million for the year ended December 31, 2019 which included cash paid for interest of $56.6 million. Working capital deficiency increased by $42.9 million, to $63.3 million as of December 31, 2019, compared to $20.4 million as of December 31, 2018. The Company's current forecast indicates it will continue to incur net losses and generate negative cash flows from operating activities as a result of the Company's indebtedness and significant related interest expense. At December 31, 2019, the Company had debt maturities totaling $15.7 million, $29.9 million and $623.3 million in 2020, 2021 and 2022, respectively.
Additionally, the Company’s failure to comply with the covenants in the 2017 Credit Agreement and the securities purchase agreement governing our Second Lien Notes due June 30, 2023 (as amended, the “Second Lien Notes”), which include covenants requiring us to timely file our audited and unaudited financial statements, could result in an event of default on our debt. On April 15, 2020, the Company entered into the Tenth Amendment to the Credit Agreement and obtained a waiver related to timely filing our audited financial statements for the year-end December 31, 2019. Furthermore, the Company’s substantial indebtedness may limit cash flow available to invest in the ongoing needs of the business and subjects the Company to various reporting and financial covenants that we may be unable to comply with. If the Company is unable to satisfy the future period financial covenants or obtain a waiver or an amendment from the lenders, or take other remedial measures, the Company will be in default under the credit facilities, which would enable lenders thereunder to accelerate the repayment of amounts outstanding and exercise remedies with respect to the collateral. If the Company’s lenders under our credit facilities demand immediate payment, we will not have sufficient cash to repay such indebtedness. In addition, a default under our credit facilities or the lenders exercising their remedies thereunder could trigger cross-default provisions in our other indebtedness and certain other operating agreements.  In addition, our revolving credit facility is subject to the absence of defaults and our ability to make certain representations and warranties. Failure to meet our borrowing conditions under our revolving credit facility could materially and adversely impact our liquidity.
The Company’s management has plans in-place to address the doubt about the Company’s ability to continue as a going concern. Mitigating actions that are being implemented include:
•Reduction of overall workforce to match revenue streams;

•	Temporary salary reductions for all employees, including executive officers;

•	Deferral of annual merit increases;

•	Relocation of worldwide operating facilities to reduce ongoing costs;

•	Renegotiation of satellite lease terms, bandwidth terminations and payment deferrals;

•	Negotiation of studio rate reductions and airline relief packages

•	Restructure and amend debt covenants with our lenders (viii) defer interest payments with our lenders;

•	Accelerate WMS dividend payments;

•	Continue to pursue the disposition of the Company’s 49% interest in WMS; and

•	Apply for all eligible global government and other initiatives available to businesses or employees impacted by the COVID-19 pandemic, primarily through payroll and wage subsidies and deferrals.

In addition, the Company’s management is pursuing actions to maximize cash available to meet the Company’s obligations as they become due in the ordinary course of business, including (i) executing additional substantial reductions in expenses, capital expenditures and overall costs; and (ii) accessing alternative sources of capital, in order to generate additional liquidity. These actions are intended to mitigate those conditions which raise substantial doubt of the Company’s ability to continue as a going concern for a period within 12 months following May 14, 2020. While the Company continues to work toward completing these items and taking other actions to create additional liquidity, there is no assurance that the Company will be able to create the required liquidity. The Company’s ability to meet its obligations as they become due in the ordinary course of business for the next 12 months will depend on its ability to achieve forecasted results, its ability to conserve cash, its ability to obtain necessary waivers from Lenders and other equity Stakeholders to achieve sufficient cash interest savings therefrom and its ability to complete other liquidity-generating transactions. Based on the uncertainty of achieving these actions and the significance of the forecasted future negative cash flows resulting from the Company's substantial debt balance, including anticipated future cash interest payments the Company’s management has determined that there is substantial doubt as to the Company’s ability to continue as a going concern for a period of 12 months following May 14, 2020.

If the Company is unable to complete any of the actions described in the paragraph above, or otherwise generate incremental liquidity, or if there are material adverse developments in our business, results of operations or liquidity, we may be forced to further reduce or delay our business activities and capital expenditures, sell material assets, seek additional capital or be required to file for bankruptcy court protection. We cannot assure you that we would be able to accomplish any of these alternatives on a timely basis or on satisfactory terms, if at all.
Additionally, the covenants in the Company’s senior secured credit facilities include a requirement that we receive an opinion from our auditors in connection with our year-end audit that is not subject to a “going concern” or like qualification or exception. On April 15, 2020, the Company entered into the Tenth Amendment to the Credit Agreement and obtained a waiver related to obtaining a “going concern” or like qualification or exception opinion for the Company’s the year-end December 31, 2019 financial statements. We cannot be assured that we will be able to obtain additional covenant waivers or amendments in the future which may have a material adverse effect on the Company’s results of operations or liquidity.
Amendments to Credit Agreement
On April 15, 2020, we entered into an amendment which modified the maximum leverage ratio covenant (the “Leverage Ratio”) in our 2017 Credit Agreement, which exempts us from complying for the period ended on March 31, 2020. Additionally, during the first quarter of 2020 we initiated actions to improve our cost structure included headcount reductions, reductions in discretionary spend such as professional services and travel and entertainment; and in the future, planned actions include the relocation of facilities, and a focus on re-engineering the Company’s business processes in addition to supply chain and procurement savings. Our ability to satisfy our liquidity needs and meet our minimum Consolidated EBITDA requirement under the 2017 Credit Agreement Amendment during the next twelve months and thereafter is dependent upon our ability to achieve the operating results that are reflected in our covenant calculation. Significant adverse conditions, which may result from increased contraction in the general economic environment, a downturn in the industry, changes in foreign and domestic civil aviation authorities’ orders and other factors described in the Section “Cautionary Note Regarding Forward Looking Statements” and our description of “Risk Factors” in this Form 10-K may impact our ability to achieve the required minimum Consolidated EBITDA levels. Means for improving our profitability, among others, include renegotiation of bandwidth contracts, optimizing delivery of connectivity and content services provided, renewing and obtaining new customer contracts, and other operational actions to improve productivity and efficiency, all of which may not be within our control. If we are unable to achieve the improved results required to comply with this covenant, we may be required to take specific actions in addition to those described above, including but not limited to, additional reductions in headcount, targeted procurement initiatives to reduce operating costs and other operating costs, or alternatively, seeking an amendment or waiver from our lenders or taking other remedial measures.
On July 19, 2019, we entered into the 2017 Credit Agreement Amendment, which, among other things, upsized the Term Loans by $40 million, reduced scheduled principal repayments over the subsequent six quarters by an aggregate amount of approximately $25.3 million and provided additional stock pledges (including the remaining 35% of the equity interests of first tier foreign subsidiaries that were previously not pledged) as collateral. Net of fees and expenses, the 2017 Credit Agreement Amendment resulted in approximately $60 million of incremental liquidity over the subsequent 18 months from the July 19, 2019 modification date.
Concurrent with entering into the 2017 Credit Agreement Amendment, we also entered into the Second Lien Amendment relating to the Second Lien Notes, which, among other things, removed our ability to make any cash interest payments under the Second Lien Notes so long as such payments are prohibited by the terms of the 2017 Credit Agreement, added collateral for the Second Lien Notes consistent with the additional collateral provided under the 2017 Credit Agreement, and modified the prepayment premium schedule to extend through maturity of the Second Lien Notes. Please see Note 10. Financing Arrangements to our consolidated financial statements (Part IV, Item 15 of this Form 10-K) contained herein for more information on the 2017 Credit Agreement Amendment and the Second Lien Amendment.

Cash and Cash Equivalents
Our cash and cash equivalents are maintained at several financial institutions. Deposits held may exceed the amount of insurance provided on such deposits. Our deposits may be redeemed upon demand and are maintained with a financial institution of reputable credit and, therefore, bear minimal credit risk. Approximately $10.5 million of our cash and cash equivalents as of December 31, 2019, was held by our non-U.S. subsidiaries. As and if we decide to repatriate our non-U.S. cash holdings, we may incur a tax liability under U.S. tax laws on any amount that we repatriate into the U.S. In the event we elect to repatriate any of these funds, we believe we have sufficient net operating losses for the foreseeable future to offset any U.S. tax owed on repatriated income. As a result, we do not expect any such repatriation would create a tax liability in the U.S. or have a material impact on our effective tax rate.
Cash Flows

A summary of our cash flow activities was as follows (in thousands):

	Year Ended December 31,
	2019	2018
Net cash used in operating activities	$(8,899)	$(74,110)
Net cash used in investing activities	(20,291)	(43,451)
Net cash provided by financing activities	13,519	105,563
Effects of exchange rate changes on cash and cash equivalents	178	85
Net decrease in cash and cash equivalents	(15,493)	(11,913)
Cash, Cash Equivalents and Restricted Cash, at beginning of year	39,955	51,868
Cash, Cash Equivalents and Restricted Cash, at end of year	$24,462	$39,955

Operating Activities

Year ended December 31, 2019

Net cash used in our operating activities of $8.9 million primarily reflects our net loss during the period of $153.4 million adjusted for net non-cash charges of $129.5 million, primarily related to depreciation and amortization expenses of $85.3 million and other items netting to a charge of $44.2 million.

The remainder of our sources of cash used in operating activities was a result of positive net cashflows of $15.1 million resulting from changes in working capital balances, predominantly from: (i) extended payment terms from our trade vendors, (ii) negotiated payment term extensions with key satellite bandwidth providers and (iii) lower income tax payments.
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
Investing Activities
Year ended December 31, 2019
Net cash used in investing activities of $20.3 million was due to purchases of property and equipment, including the purchase of expanded connectivity infrastructure to support our growth.
Year ended December 31, 2018

Net cash used in investing activities of $43.5 million was primarily due to purchase of property, plant and equipment, which principally related to satellite transponders and expanding connectivity infrastructure to support growth.
Financing Activities
Year ended December 31, 2019
Net cash provided by financing activities of $13.5 million was primarily due to additional borrowing from the existing senior secured term loan by $40.0 million (of which total issuance costs of $5.6 million was incurred and paid) which was offset by $73.2 million proceeds from borrowings on our revolving credit facility (offset by $83.9 million repayments) resulting in net repayments of $10.7 million.
Year ended December 31, 2018
Net cash provided by financing activities of $105.6 million was primarily due to net proceeds of $143.0 million from the issuance of $150.0 million aggregate principal amount of our Second Lien Notes, partially offset by the net pay-down of $24.0 million of our revolving credit facility as well as repayments of $13.5 million on our long-term debt.
Long-Term Debt

The carrying values of our debt as of December 31, 2019 and 2018 were as follows (in thousands):

	December 31,
	2019	2018
Senior secured term loan facility, due January 2023(+)	$506,037	$478,125
Senior secured revolving credit facility, due January 2022(+)(1)	43,315	54,015
Convertible senior notes, due February 2035(2)	82,500	82,500
Second lien notes, due 2023(3)	178,034	158,450
Other debt	23,685	1,707
Unamortized bond discounts, fair value adjustments and issue costs, net	(60,509)	(65,186)
Total carrying value of debt	773,062	709,611
Less: current portion, net	(15,678)	(22,673)
Total non-current	$757,384	$686,938
(+) This facility is a component of the 2017 Credit Agreement.
(1) As of December 31, 2019, the available balance under our $85.0 million revolving credit facility is $37.4 million (net of outstanding letters of credit). The 2017 Credit Agreement provides for the issuance of letters of credit in the amount equal to the lesser of $15.0 million and aggregate amount of then-remaining revolving loan commitment. As of December 31, 2019, we had outstanding letters of credit of $4.3 million under the 2017 Credit Agreement. We expect to draw on the 2017 Revolving Loans from time to time to fund our working capital needs and for other general corporate purposes.
(2) The principal amount outstanding of the Convertible Notes as set forth in the foregoing table was $82.5 million as of December 31, 2019. The carrying amount, net of debt issuance costs and associated discount, was $71.1 million and $70.4 million as of December 31, 2019 and 2018, respectively.
(3) The principal amount outstanding of the Second Lien Notes as set forth in the foregoing table was $178.0 million as of December 31, 2019, and includes approximately $19.6 million of PIK interest converted to principal during the year ended December 31, 2019. The value allocated to the attached penny warrants and market warrants for financial reporting purposes was $14.9 million and $9.3 million, respectively. These qualify for classification in stockholders’ equity and are included in the Consolidated Balance Sheets within “Additional paid-in capital”.

The aggregate contractual maturities of all borrowings due subsequent to December 31, 2019 are as follows (in thousands):

Year Ending December 31,	Amount
2020	$15,678
2021	29,854
2022	73,272
2023	623,299
2024	3,197
Thereafter	88,271
Total	$833,571

At December 31, 2019, we also had outstanding letters of credit in the amount of $4.3 million, which was issued under the letter of credit facility under the 2017 Credit Agreement.
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
As of December 31, 2019, the principal balance outstanding under our senior secured term loan facility under the 2017 Credit Agreement was $506.0 million, and we had drawn an aggregate of $43.3 million on the $85.0 million senior secured revolving credit facility under the 2017 Credit Agreement (with approximately $4.3 million of letters of credit issued against the facility). As such, our remaining available capacity under the revolving-credit facility was approximately $37.4 million as of December 31, 2019.

Covenant Compliance Under 2017 Credit Agreement

As of December 31, 2019, we were in compliance with all financial and non-financial covenants under the 2017 Credit Agreement, including the financial reporting and leverage ratio covenants. On April 15, 2020, the Company entered into the Tenth Amendment to the Credit Agreement and obtained a waiver related to obtaining a “going concern” or like qualification or exception opinion for the Company’s the year-end December 31, 2019 financial statements. Given the uncertainty of the COVID-19 impact on the Company’s results of operations and liquidity subsequent to December 31, 2019, we do not expect to remain in compliance with all financial covenants in the second half of 2020. We cannot be assured that we will be able to obtain additional covenant waivers or amendments in the future which may have a material adverse effect on the Company’s results of operations or liquidity.

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

If we are unable to achieve the results required to comply with this covenant in one or more quarters over the next twelve months, we may be required to take specific actions in addition to those described above, including but not limited to, additional reductions in headcount and targeted procurement initiatives to reduce operating costs and, or alternatively, seeking a waiver or an amendment from our lenders. If we are unable to satisfy our financial covenants or obtain a waiver or an amendment from our lenders, or take other remedial measures, we will be in default under our credit facilities, which would enable lenders thereunder to accelerate the repayment of amounts outstanding and exercise remedies with respect to the collateral. If our lenders under our credit facilities demand payment, we will not have sufficient cash to repay such indebtedness. In addition, a default under our credit facilities or the lenders exercising their remedies thereunder could trigger cross-default provisions in our other indebtedness and certain other operating agreements. Our ability to amend our credit facilities or otherwise obtain waivers from our lenders depends on matters that are outside of our control and there can be no assurance that we will be successful in that regard. In addition, any covenant breach or event of default could harm our credit rating and our ability to obtain financing on acceptable terms. The occurrence of any of these events could have a material adverse effect on our financial condition and liquidity.

Other

On April 10, 2019, S&P Global downgraded the Company’s credit rating by two notches from B- to CCC, and on April 10, 2020 they downgraded the Company an additional notch to CCC-. On April 6, 2020 Moody’s downgraded the Company’s credit rating one notch from B3 to Caa2.
Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Subsequent Events

We are assessing goodwill and long-lived assets for impairment on an ongoing basis as a result of a significant decline in our market capitalization subsequent to the year ended December 31, 2019, which we believe is driven by investor uncertainty around our liquidity position, and lower than expected projected financial results in our Media & Content, Aviation Connectivity, Maritime & Land Connectivity reporting units stemming from the COVID-19 pandemic. Management has determined that an impairment triggering event occurred in the fiscal quarter ended March 31, 2020. Given these indicators, we have determined there is a higher degree of risk in achieving our financial projections for each reporting unit and as such, decreased projected operating performance and increased the discount rate, which will reduce the fair value of each reporting unit when compared to their respective carrying values. As a result, each of our reporting units is at risk of impairment in the first quarter of 2020. In addition, the extent to which the COVID-19 pandemic will impact our operations or financial results is uncertain as we are unable to accurately predict the severity and the duration of the pandemic. As a result of these changing factors and uncertainties, we continue to evaluate the estimates that have a material adverse impact on the results of operations. As of the filing of Form 10-K on May 14, 2020, a significant goodwill impairment in the first quarter of 2020 is possible. However, we are unable to estimate the magnitude of a potential impairment in our reporting units and potential impairment of our long-lived assets.
Amendments to Credit Agreement
On April 7, 2020, the Company entered into an Eighth Amendment to Senior Secured Credit Agreement among the Company, the guarantors party thereto, the lenders party thereto and Citibank, N.A., as administrative agent, which modified the Senior Secured Credit Agreement with respect to the following terms:

•
the affirmative financial reporting covenant has been modified, effective March 31, 2020, to extend the delivery deadline, solely with respect to such financial statements to be provided for the fiscal year ended December 31, 2019 and such accompanying report and opinion from such independent registered public accounting firm, to April 9, 2020.

The Eighth Amendment to Senior Secured Credit Agreement is attached to this Annual Report on Form 10-K as Exhibit 10.18.
On April 9, 2020, the Company entered into a Ninth Amendment to Senior Secured Credit Agreement among the Company, the guarantors party thereto, the lenders party thereto and Citibank, N.A., as administrative agent, which modified the Senior secured Credit Agreement with respect to the following terms:

•
the affirmative financial reporting covenant has been modified, to extend the delivery deadline, solely with respect to such financial statements to be provided for the fiscal year ended December 31, 2019 and such accompanying report and opinion from such independent registered public accounting firm, to April 16, 2020.

The Ninth Amendment to Senior Secured Credit Agreement is attached to this Annual Report on Form 10-K as Exhibit 10.19.
First Lien Amendment
On April 15, 2020, the Company entered into a Tenth Amendment to Senior Secured Credit Agreement (the “First Lien Amendment”) among the Company, the guarantors party thereto, the lenders party thereto and Citibank, N.A., as administrative agent, which modified the Senior secured Credit Agreement with respect to the following terms:
• The deadline for delivery of audited consolidated annual financial statements of the Company for the fiscal year ended December 31, 2019 has been extended from April 16, 2020 until May 14, 2020 (as such deadline may be extended from time to time by an order of the U.S. Securities Exchange Commission), and such financial statements may be subject to a “going concern” qualification.
• The deadline for delivery of unaudited consolidated quarterly financial statements of the Company for fiscal quarter ended March 31, 2020 has been extended from the date that is 45 days after the end of such fiscal quarter until June 29, 2020 (as such deadline may be extended from time to time by an order of the U.S. Securities Exchange Commission).

•	The deadline for delivery of a consolidated budget for fiscal year 2020 in respect of such fiscal year has been extended from 120 days after the end of the 2019 fiscal year until June 1, 2020.
• The Company will not be required to comply with the maximum consolidated first lien net leverage ratio for the test period ended on March 31, 2020.
In addition, pursuant to the First Lien Amendment, the Lenders consented to the Second Lien Amendment (described below) and to the transactions contemplated thereby. The First Lien Amendment was conditioned upon the Company being current on all interest on the loans that was due and payable immediately prior to giving effect to the First Lien Amendment, and includes the following additional covenants with respect to the Company:
• The Company has agreed to furnish to advisors of the Lenders (on a “professional eyes only” basis) a rolling thirteen-week budget cash flow forecast on a consolidated basis for the Company and its subsidiaries, and a material variance report for the prior week as compared to the applicable previously furnished forecast, with such forecast to be updated every four weeks and the material variance report to be distributed on a weekly basis.
• The Company has agreed to maintain undrawn revolving commitments plus cash and cash equivalents of the Company and its subsidiaries in an aggregate amount of not less than $17.5 million. As of May 11, 2020, the Company’s cash and cash equivalents were approximately $56.6 million, excluding restricted cash of $0.4 million.
• Senior management and certain advisors of the Company will be available to participate in such conference calls as the advisors of the Lenders may request to discuss the financial results and financial condition of the Company and its subsidiaries, and provide such other information regarding the financial results, financial condition and business affairs of the Company and its subsidiaries as the advisors of the Lenders may reasonably request.
• Within five business days of the effective date of the First Lien Amendment, the Company will establish an independent committee of its board of directors, consisting of at least three members, each of whom is a Qualified Independent Director (as defined below), for the purpose of exploring financing, recapitalization, strategic transactions and other similar opportunities and transactions for the Company and its subsidiaries. Authorization by such independent committee will be required in connection with the Company’s or its applicable subsidiaries’ entering into any such financing, recapitalization, strategic transaction or other similar opportunity or transaction.
The First Lien Amendment to Senior Secured Credit Agreement is attached to this Annual Report on Form 10-K as Exhibit 10.20.
Second Lien Amendment
In addition, on April 15, 2020, the Company entered into a Third Amendment to Securities Purchase Agreement (the “Second Lien Amendment”) among the Company, the guarantors party thereto, and each purchaser party thereto. The Second Lien Amendment amends the Securities Purchase Agreement, dated as of March 8, 2018, by and among the Company, Searchlight II TBO, L.P., Searchlight II TBO-W, L.P., and Cortland Capital Market Services LLC, as collateral agent, and modified this Purchase Agreement, including with respect to the following terms:
• The deadline for delivery of audited consolidated annual financial statements of the Company for the fiscal year ended December 31, 2019 has been extended from the date that is 120 days after the end of such fiscal year until the date that is 30 days after May 14, 2020 (as such deadline may be extended from time to time by an order of the U.S. Securities Exchange Commission), and such financial statements may be subject to a “going concern” qualification.
• The deadline for delivery of unaudited consolidated quarterly financial statements of the Company for fiscal quarter ended March 31, 2020 has been extended from the date that is 60 days after the end of such fiscal quarter until the date that is

15 days after June 29, 2020 (as such deadline may be extended from time to time by an order of the U.S. Securities Exchange Commission).
• The deadline for delivery of a consolidated budget for fiscal year 2020 in respect of such fiscal year has been extended from 120 days after the end of the 2019 fiscal year until June 1, 2020. Pursuant to the Second Lien Amendment, the noteholders consented to the First Lien Amendment and to the transactions contemplated thereby.
The Second Lien Amendment to Senior Secured Credit Agreement is attached to this Annual Report on Form 10-K as Exhibit 10.22.
ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS

We are a smaller reporting company as defined in Rule 12b-2 of the Exchange Act; therefore, pursuant to Item 301(c) of Regulation S-K, we are not required to provide the information required by this Item.

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

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2019. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

As of the end of the period covered by this Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (this “Form 10-K”), we carried out an evaluation, under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act. Based upon that evaluation, as discussed below, our CEO and CFO have concluded that, as of the end of the period covered by this Form 10-K, our disclosure controls and procedures were not effective because of the material weaknesses in internal control over financial reporting described below.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2019 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013) (the “COSO 2013 Framework”). Based on its assessment, our management, including our CEO and CFO, has concluded that our internal control over financial reporting was not effective as of December 31, 2019 due to material weaknesses in our internal control over financial reporting described below. Material weaknesses were also present in prior years.

Material Weaknesses

Control Environment

We did not have an adequate complement of personnel with an appropriate level of technical expertise and experience for the conduct of certain financial reporting processes.

We did not enforce policies and procedures, nor did we hold personnel accountable for internal control responsibilities over certain financial reporting processes.

Risk Assessment

We did not effectively implement all the necessary changes in internal controls that were responsive to our periodic risk assessment.

Information and Communication

We did not establish sufficient controls over certain information technology systems to ensure that information used in financial reporting is timely, current, accurate, complete, accessible, protected and verifiable and retained.

Control Activities

As a consequence of the ineffective control environment, risk assessment, and information and communication components, as noted above, we did not sufficiently design, implement, and maintain control activities at the transaction level that mitigate the risk of material misstatement in financial reporting resulting in the transaction-level material weaknesses described below. We did not develop written policies and procedures at a sufficient level of precision to support the operating effectiveness of the controls to prevent and detect potential errors. The following deficiencies in control activities were identified:

Financial Statement Close and Reporting Process

•	Ineffective design, implementation and operation of controls over the completeness, existence and accuracy of the financial statement close and reporting process and financial statement disclosures.

GITCs and Automated Controls

•
Ineffective general information technology controls (GITCs) over certain IT operating systems, databases, and system applications supporting financial reporting processes associated with material weaknesses. GITCs include controls over new systems development, program changes and user access controls commensurate with the user’s job responsibilities and authorities and are necessary to address different IT systems used in the financial reporting processes across the organization. Accordingly, automated process-level controls and manual controls that are dependent upon the information derived from certain IT systems are also determined to be ineffective.

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

Leases

•
Ineffective design, implementation and operation of controls over the completeness, existence, accuracy, valuation and presentation of rights-of-use assets and lease liabilities in connection with the adoption and post-adoption accounting for transactions within the scope of Topic 842.

•
Ineffective design, implementation and operation of controls over the completeness, existence, accuracy and presentation of revenue transactions generated under arrangements where the Company leases equipment in providing bandwidth services to our Maritime and Land Connectivity customers, including proper classification of such arrangements under Topic 842.

These control deficiencies resulted in several immaterial misstatements to the preliminary consolidated financial statements that were corrected prior to the issuance of the consolidated financial statements. These control deficiencies create a reasonable possibility that a material misstatement to the consolidated financial statements will not be prevented or detected on a timely basis, and therefore we concluded that the deficiencies represent material weaknesses in our internal control over financial reporting and our internal control over financial reporting was not effective as of December 31, 2019.

Remediation Plan

During the year ended December 31, 2019, we continued to enhance our internal control over financial reporting in an effort to remediate the material weaknesses described in this Item 9A and to enhance our overall control environment. We are committed to ensuring that our internal control over financial reporting is designed and operating effectively.

Our remediation process includes, but is not limited to:

•	Maintaining frequent communications with the Audit Committee regarding financial reporting and internal control environment.
•Enhancing organizational structure to support financial reporting processes and internal controls.
•Investing in IT systems to enhance our operational and financial reporting and internal controls.

In addition, we continue to:

•
Provide guidance, education, and training to employees relating to our accounting policies and procedures, our business processes and internal controls, such that employees are aware of the importance of operating effective internal controls;

•
Further enhance the detailed remediation plan, with the assistance of third-party specialists, to specifically address the material weaknesses related to the control activities, control environment, risk assessment, and information and communication;

•	Further develop and document detailed policies and procedures regarding business processes for significant accounts, critical accounting policies and procedures, and critical accounting estimates; and

•	Establish effective general controls over relevant IT systems to ensure that information produced and relied upon by process level controls is relevant and reliable.

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

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended December 31, 2019, management continued to enhance internal control over financial reporting in an effort to remediate the material weaknesses described in Item 9A above and as previously reported in the Part II. Item 9A. “Controls and Procedures” in our 2018 Form 10-K.

Specifically, management took the following actions to implement remediation initiatives related to the previously identified material weaknesses:

•	Designed, implemented, and operated entity-level controls to address deficiencies across the COSO 2013 Framework, including a quarterly internal controls sub-certification process.

•	Implemented and operated additional process-level controls to mitigate the risk of misstatement due to fraud.

•	Evaluated, and held certain personnel accountable for their internal control responsibilities through performance measurement plans, while continuing to remediate.

•	Developed processes to monitor the effectiveness of internal controls in coordination with Internal Audit.

•	Designed, implemented and operated controls over payroll including controls to validate accuracy of payroll and related expenses.

•
Designed, implemented and operated controls over content acquisition, content accounting, and content license impairment to incorporate management’s review and expectations over the content asset balance.

•	Created a centralized internal control framework and inventory of IT systems and utilities used across the organization to support financial reporting.

•
Executed additional general IT controls over the company’s general ledger accounting system, payroll and human resources systems, stock compensation system, content management system, customer relationship management system, financial reports consolidation system, and supporting IT infrastructures.

•
Implemented Hyperion Financial Management (“HFM”) system to ensure the timely identification and communication of relevant and reliable financial information to financial reporting personnel, management, and the Board.

•	Designed, enhanced, and executed controls over system development, program changes and user access controls.

•	Designed, implemented and operated controls over treasury and cash management function.

There were no other changes in our internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

None.

PART III

ITEMS 10, 11, 12, 13 and 14    DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE, EXECUTIVE COMPENSATION, SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS, CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE AND PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information required by Part III (Items 10, 11, 12, 13 and 14) of this Form 10-K will be contained in Global Eagle Entertainment, Inc.’s definitive proxy statement pursuant to Regulation 14A, which is expected to be filed within 120 days following the end of the fiscal year covered by this report. The required information contained in the definitive proxy statement is incorporated herein by reference.
PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1). Financial Statements

(a)(2). Financial Statement Schedules

All financial statement schedules have been omitted, since they are not applicable, not required, or the information required has been otherwise supplied in our consolidated financial statements or notes thereto included in this Form 10-K.

(a)(3). Exhibits

EXHIBIT INDEX

		Incorporated by Reference
Exhibit No.	Exhibit Index	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith
2.1	Agreement and Plan of Merger and Reorganization, dated as of November 8, 2012, by and among Global Eagle Acquisition Corp., EAGL Merger Sub Corp., Row 44, Inc. and PAR Investment Partners, L.P.	10-Q	001-35176	10.2	11/14/2012
2.2	Stock Purchase Agreement, dated as of November 8, 2012, by and between Global Eagle Acquisition Corp. and PAR Investment Partners, L.P.	8-K	001-35176	10.2	11/14/2012
2.3	Asset Purchase Agreement, dated as of May 8, 2013, by and among the Company and the other parties thereto.	8-K	001-35176	2.1	7/10/2013
2.4	Letter Agreement, dated as of July 9, 2013, by and among the Company and the other parties thereto.	8-K	001-35176	2.2	7/10/2013
2.5	Sale and Purchase Agreement by and among IFES Acquisition Corp. Limited, an English company, GCP Capital Partners LLP and certain individuals, dated October 18, 2013.	8-K	001-35176	2.1	10/21/2013
2.6	Interest Purchase Agreement, dated May 9, 2016, by and between the Company and EMC Acquisition Holdings, LLC.	8-K	001-35176	2.1	5/13/2016
3.1	Second Amended and Restated Certificate of Incorporation	8-K	001-35176	3.1	2/6/2013
3.2	Certificate of Amendment to Second Amended and Restated Certificate of Incorporation	8-K	001-35176	3.1	4/16/2020
3.3	Amended and Restated Bylaws	8-K	001-35176	3.1	9/23/2016
3.4	Certificate of Designations of Series A Junior Participating Preferred Stock of Global Eagle Entertainment, Inc.	8-K	001-35176	3.1	3/20/2020
4.1	Specimen Common Stock Certificate	S-1/A#4	333-172267	4.2	5/11/2011
4.2	Indenture (including the Form of Convertible Note), dated as of February 18, 2015, with respect to the Company’s 2.75% Convertible Senior Notes due 2035, between the Company and U.S. Bank National Association, as Trustee.	8-K	001-35176	4.1	2/19/2015
4.3	Second Lien Note, dated as of March 27, 2018, issued by Global Eagle Entertainment Inc.	8-K	001-35176	4.1	3/27/2018
4.4	Guaranty, dated as of March 27, 2018, made by the guarantors listed therein, in favor of the holders of the Notes.	8-K	001-35176	4.2	3/27/2018
4.5	Security Agreement, dated as of March 27, 2018, by and among the grantors party thereto and Cortland Capital Market Services LLC, as Collateral Agent.	8-K	001-35176	4.3	3/27/2018
4.6	Securities Purchase Agreement, dated as of March 8, 2018, by and among Global Eagle Entertainment Inc., Searchlight II TBO, L.P. and Searchlight II TBO-W, L.P.	8-K	001-35176	10.1	3/9/2018
4.7	Amended and Restated Registration Rights Agreement among the Company and certain holders party thereto, dated January 31, 2013.	8-K	001-35176	10.1	2/6/2013
4.8	Amendment No. 1 to the Amended and Restated Registration Rights Agreement among the Company and certain holders party thereto, dated October 21, 2013.	8-K	001-35176	10.4	10/21/2013
4.9	Consent to the Amended and Restated Registration Rights Agreement among the Company and certain holders thereto, dated April 20, 2018.	10-Q	001-35176	4.9	5/15/2018
4.10	Settlement Agreement, dated August 9, 2016, between the Company and UMG Recordings, Inc., Capitol Records, LLC, Universal Music Corp. and entities affiliated therewith.	S-3	333-214065	4.5	10/11/2016
4.11	Registration Rights Agreement, dated August 9, 2016, between the Company and UMG Recordings, Inc.	S-3	333-214065	4.5(B)	10/11/2016
4.12	Registration Rights Agreement, dated as of July 27, 2016, by and among the Company, EMC Acquisition Holdings, LLC and the other holders party thereto.	8-K	001-35176	10.11	8/2/2016
4.13	Description of Capital Stock					X
4.14	Rights Agreement, dated as of March 19, 2020, between Global Eagle Entertainment, Inc. and American Stock Transfer & Trust Company, LLC, as Rights Agent, which includes the Form of Certificate of Designations, the Form of Right Certificate, and the Summary of Rights to Purchase Preferred Shares	8-K	001-35176	4.1	3/20/2020
10.1+	OEM Purchase and Development Agreement, dated October 12, 2009, by and between TECOM Industries, Inc. and Row 44, Inc., as amended on December 19, 2011, December 23, 2011, January 6, 2012 and January 18, 2012.	8-K/A#2	001-35176	10.8	5/16/2013
10.2+	Second Amended and Restated Supply and Services Agreement, dated December 13, 2016, by and between the Company and Southwest Airlines Co.	8-K	001-35176	10.1	12/13/2016
10.3+	Amended and Restated Limited Liability Company Agreement of Wireless Maritime Services, LLC, dated as of May 10, 2018, by and between New Cingular Wireless Services, Inc. f/k/a AT&T Wireless Services, Inc. and Maritime Telecommunications Network, Inc.	10-Q	001-35176	10.4	5/15/2018
10.4+	Tenth Amendment to Master Services Agreement, dated as of August 17, 2018, by and among Cingular Wireless Services Inc., f/k/a AT&T Wireless Services, Inc., Maritime Telecommunications Network, Inc., and Wireless Maritime Services, LLC.	10-Q	001-35176	10.1	11/8/2018
10.5	Credit Agreement, dated as of January 6, 2017, by and among the Company, the subsidiary guarantors party thereto, Citibank, N.A., as the administrative agent, and the lenders from time to time party thereto.	8-K	001-35176	10.1	1/12/2017
10.6	First Amendment and Limited Waiver to Credit Agreement dated as of May 4, 2017, among the Company, the guarantors party thereto, the lenders party thereto, and Citibank, N.A., as administrative agent.	8-K	001-35176	10.1	5/5/2017
10.7	Amendment to First Amendment and Limited Waiver to Credit Agreement and Second Amendment to Credit Agreement, dated as of June 29, 2017, among the Company, the guarantors party thereto, the lenders party thereto, and Citibank, N.A., as administrative agent.	8-K	001-35176	10.1	6/30/2017
10.8	Second Amendment to Limited Waiver to Credit Agreement, dated as of September 13, 2017, among the Company, the guarantors party thereto, the lenders party thereto, and Citibank, N.A., as administrative agent.	8-K	001-35176	10.1	9/14/2017
10.9	Third Amendment to Limited Waiver to Credit Agreement and Third Amendment to Credit Agreement, dated as of October 2, 2017, among the Company, the guarantors party thereto, the lenders party thereto, and Citibank, N.A., as administrative agent.	8-K	001-35176	10.1	10/3/2017
10.10	Extension Letter, dated as of October 6, 2017, among the Company and the lenders party thereto.	8-K	001-35176	10.1	10/12/2017
10.11	Fourth Amendment to Limited Waiver to Credit Agreement and Fourth Amendment to Credit Agreement, dated as of October 31, 2017, among the Company, the guarantors party thereto, the lenders party thereto, and Citibank, N.A., as administrative agent.	8-K	001-35176	10.1	11/1/2017
10.12	Extension Letter, dated as of November 15, 2017, among the Company and the lenders party thereto.	8-K	001-35176	10.1	11/16/2017
10.13	Fifth Amendment to Limited Waiver to Credit Agreement and Fifth Amendment to Credit Agreement, dated as of December 22, 2017, among Global Eagle Entertainment Inc., the guarantors party thereto, the lenders party thereto, and Citibank, N.A., as administrative agent.	8-K	001-35776	10.1	12/27/2017
10.14	Sixth Amendment, dated as of March 8, 2018, to Credit Agreement, among Global Eagle Entertainment Inc., the guarantors party thereto, the lenders party thereto and Citibank, N.A, as Administrative Agent.	8-K	001-35776	10.02	3/9/2018
10.15	Security Agreement, dated as of January 6, 2017, by and among the Company, the grantors party thereto and Citibank, N.A., as the agent.	8-K	001-35176	10.2	1/12/2017
10.16	Intercreditor and Subordination Agreement, dated as of March 27, 2018, by and among the grantors party thereto, Citibank, N.A., as administrative agent, and Cortland Capital Market Services LLC, as collateral agent.	8-K	001-35176	10.1	3/27/2018
10.17	Omnibus Incremental Term Loan and Seventh Amendment to Credit Agreement and Amendment to Security Agreement, dated as of July 19, 2019, by and among Global Eagle Entertainment Inc., the guarantors party thereto, the lenders party thereto, and Citibank N.A., as administrative agent.	8-K	001-35176	10.1	7/19/2019
10.18	Eighth Amendment to Credit Agreement, dated as of April 7, 2020, by and among Global Eagle Entertainment Inc., the guarantors party thereto, the lenders party thereto, and Citibank, N.A., as administrative agent.	8-K	001-35176	10.1	4/13/2020
10.19	Ninth Amendment to Credit Agreement, dated as of April 9, 2020, by and among Global Eagle Entertainment Inc., the guarantors party thereto, the lenders party thereto, and Citibank, N.A., as administrative agent.	8-K	001-35176	10.2	4/13/2020
10.20	Tenth Amendment to Credit Agreement, dated as of April 15, 2020, by and among Global Eagle Entertainment Inc., the guarantors party thereto, the lenders party thereto, and Citibank N.A., as administrative agent.	8-K	001-35176	10.1	4/16/2020
10.21	Second Amendment to Securities Purchase Agreement and Amended Security Agreement, dated as of July 19, 2019, by and among Global Eagle Entertainment Inc., the guarantors party thereto, Cortland Capital Market Services LLC, as collateral agent, and each purchaser party thereto.	8-K	001-35176	10.2	7/19/2019
10.22	Third Amendment to Securities Purchase Agreement, dated as of April 15, 2020, by and among Global Eagle Entertainment Inc., the guarantors party thereto, and each purchaser party thereto.	8-K	001-35176	10.2	4/16/2020
10.23	Amendment No. 1 to Intercreditor and Subordination Agreement and Consent and Reaffirmation, dated as of July 19, 2019, by and among Global Eagle Entertainment Inc., certain guarantors party thereto, Citibank, N.A., as administrative agent for the First Lien Credit Agreement Secured Parties, and Cortland Capital Market Services LLC, as collateral agent for the Second Lien Securities Purchase Agreement Secured Parties.	8-K	001-35176	10.3	7/19/2019
10.24	Penny Warrant, dated as of March 27, 2018, issued by Global Eagle Entertainment Inc. to Searchlight II TBO-W, L.P.	8-K	001-35176	10.2	3/27/2018
10.25	Market Warrant, dated as of March 27, 2018, issued by Global Eagle Entertainment Inc. to Searchlight II TBO-W, L.P.	8-K	001-35176	10.3	3/27/2018
10.26	Warrantholders Agreement, dated as of March 27, 2018, by and among Global Eagle Entertainment Inc. and Searchlight II TBO-W, L.P.	8-K	001-35176	10.4	3/27/2018
10.27*	Employment Agreement, dated August 6, 2014, by and between the Company and Walé Adepoju.	10-K	001-35176	10.42	3/17/2016
10.28*	UK Employment Letter Agreement, dated as of July 20, 2018, by and between Global Eagle Entertainment Limited and Walé Adepoju.	8-K	001-35176	10.1	7/26/2018
10.29*	Separation Agreement and General Release, dated November 30, 2018, by and between Entertainment Limited and Walé Adepoju.	8-K	001-35176	10.1	12/6/2018
10.30*	Consulting Services Agreement, dated December 1, 2018, by and between the Company and Walé Adepoju.	8-K	001-35176	10.2	12/6/2018
10.31*	Amended and Restated Employment Agreement, dated as of August 9, 2016, by and between the Company and Zant Chapelo.	10-Q	001-35176	10.17	8/9/2016
10.32*	Amended and Restated Employment Agreement, dated as of August 9, 2016, by and between the Company and Joshua Marks.	10-Q	001-35176	10.18	8/9/2016
10.33*	Second Amended and Restated Employment Letter Agreement, dated March 23, 2018, between the Company and Joshua Marks.	10-K	001-35176	10.35	4/2/2018
10.34*	Employment Letter Agreement, dated February 21, 2017, between the Company and Jeffrey A. Leddy.	8-K	001-35176	10.1	2/21/2017
10.35*	Amended and Restated Employment Letter Agreement, dated March 29, 2018, between the Company and Jeffrey A. Leddy.	10-K	001-35176	10.36	4/2/2018
10.36*	Restricted Stock Unit Grant Notice for Jeffrey Leddy under the Global Eagle Entertainment Inc. Amended and Restated 2017 Omnibus Long-Term Incentive Plan.	10-Q	001-35176	10.2	11/8/2018
10.37*	Performance-Based Restricted Stock Unit Grant Notice for Jeffrey Leddy under the Global Eagle Entertainment Inc. Amended and Restated 2017 Omnibus Long-Term Incentive Plan.	10-Q	001-35176	10.3	11/8/2018
10.38*	Non-Qualified Stock Option Grant Notice (Cash Settled $4 Performance Goal) for Jeffrey Leddy under the Global Eagle Entertainment Inc. Amended and Restated 2017 Omnibus Long-Term Incentive Plan.	10-Q	001-35176	10.4	11/8/2018
10.39*	Non-Qualified Stock Option Grant Notice (Cash Settled $8 Performance Goal) for Jeffrey Leddy under the Global Eagle Entertainment Inc. Amended and Restated 2017 Omnibus Long-Term Incentive Plan.	10-Q	001-35176	10.5	11/8/2018
10.40*	Employment Letter Agreement, dated April 7, 2017, between the Company and Paul Rainey.	8-K	001-35176	10.1	4/7/2017
10.41*	Employment Letter Agreement, dated May 8, 2017, between the Company and Sarlina See.	8-K	001-35176	10.1	5/11/2017
10.42*	Employment Letter Agreement, dated as of April 17, 2018, by and between the Company and Per Noren.	10-Q	001-35176	10.63	5/15/2018
10.43*	Global Eagle Entertainment Inc. Amended and Restated 2013 Equity Incentive Plan.	DEF 14A	001-35176	Annex A	4/29/2016
10.44*	Amendment No. 1 to the Global Eagle Entertainment Inc. Amended and Restated 2013 Equity Incentive Plan.	10-K	001-35176	10.29	11/17/2017
10.45*	Form of Incentive Stock Option Agreement pursuant to The Global Eagle Entertainment Inc. 2013 Equity Incentive Plan.	8-K	001-35176	10.2	12/24/2013
10.46*	Form of Nonstatutory Stock Option Agreement pursuant to The Global Eagle Entertainment Inc. 2013 Equity Incentive Plan.	8-K	001-35176	10.3	12/24/2013
10.47*	Form of Stock Restriction Agreement pursuant to The Global Eagle Entertainment Inc. 2013 Equity Incentive Plan.	8-K	001-35176	10.4	12/24/2013
10.48*	Form of Restricted Stock Unit Award Agreement for Non-Employee Directors pursuant to The Global Eagle Entertainment Inc. 2013 Equity Incentive Plan.	10-Q	001-35176	10.6	5/8/2015
10.49*	Form of Restricted Stock Unit Award Agreement for Executives pursuant to The Global Eagle Entertainment Inc. 2013 Equity Incentive Plan.	10-Q	001-35176	10.7	5/8/2015
10.50*	Form of Performance-Based Restricted Stock Unit Grant Notice and Award Agreement (TSR-Indexed).	8-K	001-35176	10.1	10/17/2016
10.51*	Form of Restricted Stock Unit Grant Notice and Award Agreement (Employee Time Vesting).	10-Q	001-35176	10.5	11/9/2016
10.52*	Form of Non-Statutory Stock Option Grant Notice and Award Agreement (Employee Time Vesting).	10-Q	001-35176	10.6	11/9/2016
10.53*	Global Eagle Entertainment Inc. 2016 Inducement and Retention Stock Plan for EMC Employees.	8-K	001-35176	10.13	8/2/2016
10.54*	Amendment No. 1 to the Global Eagle Entertainment Inc. 2016 Inducement and Retention Stock Plan for EMC Employees.	10-K	001-35176	10.31	11/17/2017
10.55*	Global Eagle Entertainment Inc. Change in Control and Severance Plan for Senior Management.	8-K	001-35176	10.2	4/7/2017
10.56*	Form of Designation Letter for the Global Eagle Entertainment Inc. Change in Control and Severance Plan for Senior Management.	8-K	001-35176	10.2(A)	4/7/2017
10.57*	Global Eagle Entertainment Inc. 2017 Omnibus Long-Term Incentive Plan.	DEF 14A	001-35176	Annex B	11/28/2017
10.58*	Amendment to Global Eagle Entertainment Inc. 2017 Omnibus Long-Term Incentive Plan.	10-Q	001-35176	10.56	5/15/2018
10.59*	Global Eagle Entertainment Inc. Amended and Restated 2017 Omnibus Long-Term Incentive Plan.	8-K	001-35176	10.1	6/29/2018
10.60*	Form of Global Eagle Entertainment Inc. 2017 Omnibus Long-Term Incentive Plan Restricted Stock Unit Grant Notice.	10-Q	001-35176	10.22	1/31/2018
10.61*	Form of Global Eagle Entertainment Inc. 2017 Omnibus Long-Term Incentive Plan Performance-Based Restricted Stock Unit Grant Notice.	10-Q	001-35176	10.23	1/31/2018
10.62*	Form of Global Eagle Entertainment Inc. 2017 Omnibus Long-Term Incentive Non-Qualified Stock Option Grant Notice.	10-Q	001-35176	10.24	1/31/2018
10.63*	Form of Global Eagle Entertainment Inc. 2017 Amended and Restated Omnibus Long-Term Incentive Plan Non-Qualified Stock Option Grant Notice and Award Agreement (Cash Settled $4 Performance Goal).	10-Q	001-35176	10.6	11/8/2018
10.64*	Form of Global Eagle Entertainment Inc. 2017 Amended and Restated Omnibus Long-Term Incentive Plan Non-Qualified Stock Option Grant Notice and Award Agreement (Cash Settled $8 Performance Goal).	10-Q	001-35176	10.7	11/8/2018
10.65*	Form of Global Eagle Entertainment Inc. 2017 Omnibus Long-Term Incentive Plan Non-Qualified Stock Option Grant Notice and Award Agreement (No Performance Goal).	10-Q	001-35176	10.13	8/9/2018
10.66*	Form of Global Eagle Entertainment Inc. 2017 Amended and Restated Omnibus Long-Term Incentive Plan Performance-Based Restricted Stock Unit Grant Notice and Award Agreement ($4 Performance Goal).	10-Q	001-35176	10.8	11/8/2018
10.67*	Form of Global Eagle Entertainment Inc. 2017 Omnibus Long-Term Incentive Plan Restricted Stock Unit Grant Notice and Award Agreement.	10-Q	001-35176	10.15	8/9/2018
10.68*	Form of Global Eagle Entertainment Inc. 2017 Omnibus Long-Term Incentive Plan Non-Qualified Stock Option Grant Notice and Award Agreement for Non-Employee Directors.	10-Q	001-35176	10.16	8/9/2018
10.69*	Global Eagle Entertainment Annual Incentive Plan, adopted on December 11, 2017.	10-Q	001-35176	10.25	1/31/2018
10.70*	Outside Director Compensation Program.	10-Q	001-35176	10.1	8/9/2018
10.71*	Form Indemnity Agreement (for Directors and Executive Officers).	10-Q	001-35176	10.8	11/9/2016
10.72*	Form of Indemnity Agreement.	10-Q	001-35176	10.9	8/9/2018
10.73*	Offer of Employment, dated May 6, 2019, between the Global Eagle Entertainment Inc. and Christian Mezger.	8-K	001-35176	10.1	5/14/2019
10.74*	Separation Agreement and General Release dated May 27, 2019, between Global Eagle Entertainment Inc. and Paul Rainey.	8-K	001-35176	10.1	5/31/2019
10.75*	Offer of Employment, dated June 7, 2019, between Global Eagle Entertainment Inc. and R. Jason Everett.	8-K	001-35176	10.1	8/8/2019
21	List of Subsidiaries.					X
23.1	Consent of KPMG LLP, Independent Public Accounting Firm.					X
24	Power of Attorney (included on the signature page to this Form 10-K).					X
31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).					X
31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).					X
32.1	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.					X
32.2	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.					X
101.INS	XBRL Instance Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
*	Management contract or compensatory plan or arrangement.
+	Confidential treatment has been requested or granted for certain portions omitted from this Exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 14, 2020.

GLOBAL EAGLE ENTERTAINMENT INC.

By:	/s/ CHRISTIAN MEZGER
Christian Mezger
Chief Financial Officer
(Principal Financial Officer)

POWER OF ATTORNEY

The undersigned directors and officers of Global Eagle Entertainment Inc. hereby constitute and appoint each of Joshua Marks, Christian Mezger and Justin Reinus, with the power to act without the others and with full power of substitution and resubstitution, our true and lawful attorney-in-fact and agent with full power to execute in our name and behalf in the capacities indicated below any and all amendments to this report and to file the same, with all exhibits and other documents relating thereto and hereby ratify and confirm all that such attorney-in-fact, or such attorney-in-fact’s substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated below.

Signature	Title	Date

/s/ JOSHUA B. MARKS	Chief Executive Officer and Director	May 14, 2020
Joshua B. Marks	(Principal Executive Officer)

/s/ CHRISTIAN MEZGER	Chief Financial Officer	May 14, 2020
Christian Mezger	(Principal Financial Officer)

/s/ JASON EVERETT	Chief Accounting Officer	May 14, 2020
Jason Everett	(Principal Accounting Officer)

/s/ JEFFREY A. LEDDY	Executive Chairman of the Company and Chair of the Board of Directors	May 14, 2020
Jeffrey A. Leddy

/s/ STEPHEN HASKER	Director	May 14, 2020
Stephen Hasker

/s/ HARRY E. SLOAN	Director	May 14, 2020
Harry E. Sloan

/s/ LESLIE FERRARO	Director	May 14, 2020
Leslie Ferraro

/s/ ROBERT W. REDING	Director	May 14, 2020
Robert W. Reding

/s/ ERIC SONDAG	Director	May 14, 2020
Eric Sondag

/s/ RONALD STEGER	Director	May 14, 2020
Ronald Steger

/s/ ERIC ZINTERHOFER	Director	May 14, 2020
Eric Zinterhofer

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Global Eagle Entertainment Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Global Eagle Entertainment Inc. and subsidiaries (the Company) as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive loss, stockholders’ equity (deficit), and cash flows for each of the years in the two‑year period ended December 31, 2019, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the two‑year period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.
Changes in Accounting Principle
As discussed in Notes 2 and 4 to the consolidated financial statements, the Company changed its method for accounting for Leases due to the adoption of Accounting Standard Update (ASU) No. 2016-02, Leases (Topic 842), and all related amendments effective January 1, 2019.
As discussed in Notes 2 and 3 to the consolidated financial statements, the Company changed its method for accounting for Revenue due to the adoption of Accounting Standard Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606), and all related amendments effective January 1, 2018.
Going Concern
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company’s recurring losses from operations, insufficient cash flows generated from operations, potential violations of financial covenants and ability to timely service debt, and uncertainty arising from the COVID-19 outbreak raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
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

Los Angeles, California
May 14, 2020

GLOBAL EAGLE ENTERTAINMENT INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	December 31,
	2019	2018
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$23,964	$39,154
Restricted cash	498	801
Accounts receivable, net	88,219	97,623
Inventories	26,695	34,649
Prepaid expenses	6,753	9,104
Other current assets	12,839	10,498
TOTAL CURRENT ASSETS:	158,968	191,829
Content library	3,645	6,966
Property and equipment, net	145,295	176,577
Right-of-use assets, net	39,187	—
Goodwill	159,607	159,562
Intangible assets, net	55,483	84,136
Equity method investments	78,886	83,135
Other non-current assets	27,509	14,882
TOTAL ASSETS	$668,580	$717,087

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$178,930	$177,056
Deferred revenue	12,317	7,430
Current portion of long-term debt and finance leases	15,678	22,673
Current portion of operating lease liabilities	8,319	—
Other current liabilities	7,081	5,032
TOTAL CURRENT LIABILITIES:	222,325	212,191
Deferred revenue, non-current	86	1,116
Long-term debt and finance leases	757,384	686,938
Long-term operating lease liabilities	23,636	—
Deferred tax liabilities	5,894	8,406
Other non-current liabilities	34,409	34,771
TOTAL LIABILITIES	1,043,734	943,422

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ DEFICIT:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized, no shares issued and outstanding at December 31, 2019 and 2018, respectively	—	—
Common stock, $0.0001 par value; 375,000,000 shares authorized, 3,837,920 and 3,793,413 shares issued, 3,715,775 and 3,671,267 shares outstanding, at December 31, 2019 and 2018, respectively	10	10
Treasury stock, 122,145 shares at December 31, 2019 and 2018	(30,659)	(30,659)
Additional paid-in capital	818,961	814,488
Subscriptions receivable	(597)	(597)
Accumulated deficit	(1,162,901)	(1,009,458)
Accumulated other comprehensive income (loss)	32	(119)
TOTAL STOCKHOLDERS’ DEFICIT	(375,154)	(226,335)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$668,580	$717,087

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL EAGLE ENTERTAINMENT INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Year Ended December 31,
	2019	2018
Revenue:
Licensing & Services	$592,162	$606,227
Equipment	64,715	40,867
Total revenue	656,877	647,094
Cost of sales:
Licensing & Services	474,604	480,864
Equipment	49,121	31,529
Total cost of sales	523,725	512,393
Gross margin	133,152	134,701
Operating expenses:
Sales and marketing	28,759	37,624
Product development	26,652	32,740
General and administrative	109,424	134,663
Provision for legal settlements	4,419	1,317
Amortization of intangible assets	28,646	38,440
Total operating expenses	197,900	244,784
Loss from operations	(64,748)	(110,083)
Other income (expense), net:
Interest expense, net	(89,711)	(76,218)
Income (loss) from equity method investments including impairment losses	9,980	(46,310)
Change in fair value of derivatives	1,066	97
Other expense, net	(504)	(1,017)
Loss before income taxes	(143,917)	(233,531)
Income tax provision	9,526	3,068
Net loss	$(153,443)	$(236,599)

Net loss per share:
Basic	$(41.50)	$(64.77)
Diluted	$(41.50)	$(64.77)

Weighted average shares outstanding:
Basic	3,697	3,653
Diluted	3,697	3,653

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL EAGLE ENTERTAINMENT INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)

	Year Ended December 31,
	2019	2018
Net loss	$(153,443)	$(236,599)
Other comprehensive income (loss), net of tax:
Unrealized foreign currency translation adjustments	151	(97)
Other comprehensive income (loss)	151	(97)
Comprehensive loss	$(153,292)	$(236,696)

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL EAGLE ENTERTAINMENT INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY(DEFICIT)
(In thousands)

	Common Stock		Common Stock Non-Voting		Treasury Stock		Additional Paid-in	Subscriptions	Accumulated	Accumulated Other Comprehensive	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	Income (Loss)	Equity (Deficit)
Balance, December 31, 2017	3,753	$10	—	$—	(122)	$(30,659)	$779,565	$(578)	$(773,791)	$(22)	$(25,475)
Adoption of ASC 606 - Cumulative Adjustment	—	—	—	—	—	—	—	—	932	—	932
Equity warrants issued in connection with Second Lien Notes	—	—	—	—	—	—	24,196	—	—	—	24,196
Restricted stock units vested and distributed, net of tax	40	—	—	—	—	—	(488)	—	—	—	(488)
Stock-based compensation	—	—	—	—	—	—	11,215	—	—	—	11,215
Interest income on subscription receivable	—	—	—	—	—	—	—	(19)	—	—	(19)
Net loss	—	—	—	—	—	—	—	—	(236,599)	—	(236,599)
Comprehensive loss, net of tax	—	—	—	—	—	—	—	—	—	(97)	(97)
Balance, December 31, 2018	3,793	10	—	—	(122)	(30,659)	814,488	(597)	(1,009,458)	(119)	(226,335)
Restricted stock units vested and distributed, net of tax	45	$—	—	—	—	—	(320)	—	—	—	(320)
Stock-based compensation	—	—	—	—	—	—	7,481	—	—	—	7,481
Tax effect relating to the beneficial conversion feature of Second Lien Notes	—	—	—	—	—	—	(2,688)	—	—	—	(2,688)
Net loss	—	—	—	—	—	—	—	—	(153,443)	—	(153,443)
Comprehensive income, net of tax	—	—	—	—	—	—	—	—	—	151	151
Balance, December 31, 2019	3,838	$10	—	$—	(122)	$(30,659)	$818,961	$(597)	$(1,162,901)	$32	$(375,154)

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL EAGLE ENTERTAINMENT INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(153,443)	$(236,599)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	85,319	100,346
Amortization of right-to-use asset	6,302	—
Amortization of content library	6,648	11,678
Non-cash interest expense, net	29,381	21,546
Stock-based compensation	6,343	12,817
Tax effect of Second Lien Notes' beneficial conversion feature	(2,688)	—
Proceeds from equity method investments	6,686	1,429
(Income) loss on equity method investments including impairment losses	(9,980)	46,310
Loss on disposal of fixed assets	463	528
Change in fair value of derivatives	(1,066)	(97)
Provision for bad debt	4,616	1,227
Deferred income taxes	(3,933)	(7,905)
Other	1,379	(1,299)
Changes in operating assets and liabilities:
Accounts receivable	4,788	8,974
Inventories	6,069	(11,620)
Prepaid expenses	2,351	4,687
Other current assets	(2,341)	14,280
Content library	(3,824)	(8,876)
Other non-current assets	(9,805)	(4,386)
Accounts payable and accrued expenses	7,649	(26,012)
Deferred revenue	3,857	1,142
Other liabilities	6,330	(2,280)
NET CASH USED IN OPERATING ACTIVITIES	(8,899)	(74,110)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(20,291)	(43,451)
NET CASH USED IN INVESTING ACTIVITIES	(20,291)	(43,451)

GLOBAL EAGLE ENTERTAINMENT INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

	Year Ended December 31,
	2019	2018
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of Second Lien Notes and equity warrants	—	150,000
Proceeds from additional capacity on term loan	40,000	—
Issuance costs	(3,772)	(6,968)
Repayment of long-term debt	(14,219)	(13,484)
Repayment of revolving credit facility	(83,850)	(80,585)
Proceeds from borrowings on revolving credit facility	73,150	56,600
Other financing activities, net	(5,140)	—
Proceeds from borrowings from related party	7,350	—
NET CASH PROVIDED BY FINANCING ACTIVITIES	13,519	105,563
Effects of exchange rate changes on cash and cash equivalents	178	85
Net decrease in cash and cash equivalents	(15,493)	(11,913)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF YEAR	39,955	51,868
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF YEAR	$24,462	$39,955
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for:
Taxes	$5,840	$7,779
Interest	$56,553	$54,291
SIGNIFICANT NON-CASH INVESTING AND FINANCING ACTIVITIES:
Conversion of PIK interest on our Second Lien Notes to additional principal	$19,584	$8,450
Purchases of property, plant and equipment held in accounts payable	$239	$4,057
Financing of purchased satellite transponders included in property and equipment	$8,500	$—
Distributions from equity method investee to offset demand promissory note	$7,350	$7,350
Leasehold improvements paid directly by lessor	$2,285	$—

The accompanying notes are an integral part of these consolidated financial statements.

Global Eagle Entertainment Inc.

Notes to Consolidated Financial Statements

Note 1.    Business

Global Eagle Entertainment Inc. is a Delaware corporation headquartered in Los Angeles, California. Global Eagle (together with its subsidiaries, “Global Eagle”, or the “Company”) is a leading provider of media and satellite-based connectivity to fast growing, global mobility markets across air, land and sea. Global Eagle offers a fully integrated suite of rich media content and seamless connectivity solutions that cover the globe. As of December 31, 2019, the Company’s business was comprised of two operating segments: Media & Content and Connectivity, with the Connectivity segment encompassing the operations of the former Aviation Connectivity and Maritime & Land Connectivity segments. See Note 16. Segment Information for further discussion on the Company’s reportable segments.

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
Connectivity

The Connectivity operating segment provides its customers, including their passengers and crew, with (i) Wi-Fi connectivity via C, X, Ka and Ku-band satellite transmissions that enable access to the Internet, live television, on-demand content, shopping and travel-related information and (ii) operational solutions that allow customers to improve the management of their internal operations. The Connectivity segment operations commenced when the Company acquired all of the outstanding shares of common stock of Row 44 pursuant to a business combination transaction that closed on January 31, 2013 in which the Company acquired Row 44 and 86% of the issued and outstanding shares of AIA. The acquisition of Emerging Markets Communication (“EMC”) added maritime and land-based connectivity operations to the segment upon the consolidation of the Company’s prior Maritime & Land Connectivity segment with its prior Aviation Connectivity segment in the second quarter of 2017.

Note 2.    Basis of Presentation and Summary of Significant Accounting Policies

The following is a summary of the significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements.

Basis of Presentation

Liquidity and Management’s Plan
Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 205-40, Presentation of Financial Statements - Going Concern, requires that an entity’s management evaluate whether there are relevant conditions and events that in aggregate initially indicate that it will not be able to meet its obligations as they become due within one year after the date that the financial statements are issued, and therefore raise substantial doubt about the entity’s ability to continue as a going concern. The Company has evaluated factors described below, including historical losses and negative cash flows from operations, government and industry-imposed travel restrictions in the aviation and maritime industries the Company services, ability to maintain and meet debt covenants in future periods, and the Company’s ability to satisfy existing debt obligations and paydown past due accounts payable over the next year, and concluded that the factors have raised substantial doubt about the company’s ability to continue as a going concern.

Our customers in the airline, cruise ship and other maritime industries, have been heavily impacted by the COVID-19 pandemic, through travel restrictions, government and business-imposed shutdowns or other operating issues resulting from the pandemic. We continue to analyze the potential impacts of the conditions and events arising from the ongoing COVID-19 pandemic. However, at this time, it is not possible to determine the magnitude of the overall impact of the COVID-19 pandemic on our business. As such, the impact could have a material adverse effect on our overall business, financial condition, liquidity, results of operations, and cash flows.

Due to the Company’s operating performance in recent years and upcoming liquidity needs combined with the impact of the COVID-19 outbreak in 2020 on the Company’s business and customers, the Company’s management identified certain conditions and potential impacts from those conditions , which, considered in the aggregate, raise substantial doubt about its ability to continue as a going concern, including:

•	Ongoing reduction in revenue due to aviation and maritime industry shutdowns and restrictions;

•	Potential loss of customers and decreased services provided;

•	Working capital deficit and past due accounts payable;

•	Overall fixed cost of satellite-based connectivity that is not considered to be sustainable;

•	High cost of debt and required interest payments that is not considered to be sustainable;

•
Potential inability to timely service the Company’s debt and comply with covenants in the agreements governing the indebtedness in future periods, or obtain additional borrowings and facilities on commercially reasonable terms;

•	Inability to timely file the Company’s periodic reports with the U.S. Securities and Exchange Commission, which could result in debt covenant violations;

•	Potential inability to deliver substantially all of the financial results forecast in the fiscal 2020 budget;

•	Potential delisting of Company stock due to Nasdaq minimum market capitalization rules; and

•	Inability to dispose of all or a portion of its 49% interest in WMS.

As of December 31, 2019, the Company had $506.0 million aggregate principal amount in senior secured term loans (the “Term Loans”) outstanding under our senior secured credit agreement (the “2017 Credit Agreement”). In addition, we had $43.3 million drawn under the 2017 Revolving Loans (excluding approximately $4.3 million in letters of credit outstanding thereunder), with remaining availability thereunder of approximately $37.4 million as of December 31, 2019; $178.0 million aggregate principal amount of outstanding Second Lien Notes, including $28.0 million of payment-in-kind (“PIK”) interest converted to principal since issuance; $82.5 million aggregate principal amount of 2.75% convertible senior notes due 2035; and other debt outstanding of $23.7 million. On February 28, 2020, as a precautionary measure to ensure financial flexibility and maintain maximum liquidity in response to the COVID-19 pandemic, the Company further leveraged the balance sheet, and drew down the remaining $41.8 million under the Revolving Credit Facility with a corresponding increase in cash on hand. Following the Drawdown, the Company has no remaining borrowing under the Revolving Credit Facility.
A substantial amount of the Company's cash requirements are for debt service obligations. The Company has generated operating losses in each of the years ended December 31, 2018 and 2019. Additionally, the Company has incurred net losses and had negative cash flows from operations for each of these years primarily as a result of significant cash interest payments arising from the Company's substantial debt balance. Net cash used in operations was $8.9 million for the year ended December 31, 2019 which included cash paid for interest of $56.6 million. Working capital deficiency increased by $42.9 million, to $63.3 million as of December 31, 2019, compared to $20.4 million as of December 31, 2018. The Company's current forecast indicates it will continue to incur net losses and generate negative cash flows from operating activities as a result of the Company's indebtedness and significant related interest expense. At December 31, 2019, the Company had debt maturities totaling $15.7 million, $29.9 million and $623.3 million in 2020, 2021 and 2022, respectively.
Additionally, the Company’s failure to comply with the covenants in the 2017 Credit Agreement and the securities purchase agreement governing our Second Lien Notes due June 30, 2023 (as amended, the “Second Lien Notes”), which include covenants requiring us to timely file our audited and unaudited financial statements, could result in an event of default on our debt. On April 15, 2020, the Company entered into the Tenth Amendment to the Credit Agreement and obtained a waiver until May 14, 2020 related to timely filing our audited financial statements for the year-end December 31, 2019. Furthermore, the Company’s substantial indebtedness may limit cash flow available to invest in the ongoing needs of the business and subjects the Company to various reporting and financial covenants that we may be unable to comply with. If the Company is unable to satisfy the future period financial covenants or obtain a waiver or an amendment from the lenders, or take other remedial measures, the Company will be in default under the credit facilities, which would enable lenders thereunder to accelerate the repayment of amounts outstanding and exercise remedies with respect to the collateral. If the Company’s lenders under our credit facilities demand immediate payment, we will not have sufficient cash to repay such indebtedness. In addition, a default under our credit facilities or the lenders exercising their remedies thereunder could trigger cross-default provisions in our other indebtedness and certain other operating agreements. Failure to meet our borrowing conditions under our revolving credit facility could materially and adversely impact our liquidity.
The Company’s management has plans in-place to address the substantial doubt about the Company’s ability to continue as a going concern. Mitigating actions that are being implemented include:
•Reduction of overall workforce to match revenue streams;

•	Temporary salary reductions for all employees, including executive officers;

•	Deferral of annual merit increases;

•	Relocation of worldwide operating facilities to reduce ongoing costs;

•	Renegotiation of satellite lease terms, bandwidth terminations and payment deferrals;

•	Negotiation of studio rate reductions and airline relief packages;

•	Restructure and amend debt covenants with our lenders;

•	Accelerate WMS dividend payments;

•	Continue to pursue the disposition of the Company’s 49% interest in WMS; and

•	Apply for all eligible global government and other initiatives available to businesses or employees impacted by the COVID-19 pandemic, primarily through payroll and wage subsidies and deferrals.

In addition, the Company’s management is pursuing actions to maximize cash available to meet the Company’s obligations as they become due in the ordinary course of business, including (i) executing additional substantial reductions in expenses, capital expenditures and overall costs; and (ii) accessing alternative sources of capital, in order to generate additional liquidity. These actions are intended to mitigate those conditions which raise substantial doubt of the Company’s ability to continue as a going concern for a period within 12 months following May 14, 2020. While the Company continues to work toward completing these items and taking other actions to create additional liquidity, there is no assurance that the Company will be able to create the required liquidity. The Company’s ability to meet its obligations as they become due in the ordinary course of business for the next 12 months will depend on its ability to achieve forecasted results, its ability to conserve cash, its ability to obtain necessary waivers from Lenders and other equity Stakeholders to achieve sufficient cash interest savings therefrom and its ability to complete other liquidity-generating transactions. Based on the uncertainty of achieving these actions the Company’s management has determined that the substantial doubt about the Company’s ability to continue as a going concern for a period of 12 months following May 14, 2020 remains unalleviated. The consolidated financial statements do not include any adjustments that might result from this uncertainty.

If the Company is unable to complete any of the actions described in the paragraph above, or otherwise generate incremental liquidity, or if there are material adverse developments in our business, results of operations or liquidity, we may be forced to further reduce or delay our business activities and capital expenditures, sell material assets, seek additional capital or be required to file for bankruptcy court protection. We cannot provide assurance that we would be able to accomplish any of these alternatives on a timely basis or on satisfactory terms, if at all.
Additionally, the covenants in the Company’s senior secured credit facilities include a requirement that we receive an opinion from our auditors in connection with our year-end audit that is not subject to a “going concern” or like qualification or exception. On April 15, 2020, the Company entered into the Tenth Amendment to the Credit Agreement and obtained a waiver related to obtaining a “going concern” or like qualification or exception in the report of the Company’s independent registered public accounting firm for the Company’s year-end December 31, 2019 financial statements. We cannot be assured that we will be able to obtain additional covenant waivers or amendments in the future which may have a material adverse effect on the Company’s results of operations or liquidity.
Reverse Stock Split
On April 15, 2020, the Board of Directors approved a reverse stock split of the Company’s outstanding and authorized shares of common stock at a ratio of 1-for-25 (the “Reverse Stock Split”). As a result of the Reverse Stock Split, the number of the Company’s issued and outstanding shares of common stock was decreased from 92,944,935 to 3,717,797, all with a par value of

$0.0001. The effective date of the Reverse Stock Split was April 16, 2020. The Reverse Stock Split affects all stockholders uniformly and will not alter any stockholder’s percentage interest in the Company’s common stock, except for adjustments that may result from the treatment of fractional shares as follows: (i) no fractional shares will be issued as a result of the Reverse Stock Split; and (ii) stockholders who would have been entitled to a fractional share as a result of the Reverse Stock Split will instead receive a cash payment from the transfer agent in an amount equal to the fractional share multiplied by the closing price of our common stock the day before the Reverse Stock Split became effective. All relevant share and per share amounts presented in these financial statements, have been adjusted for this Reverse Stock Split.
Reclassifications

Certain reclassifications have been made to the consolidated financial statements of prior years and the accompanying notes to conform to the current year presentation. Effective January 1, 2018, the Company adopted ASU 2016-18, Statement of Cash Flows (Topic 230).

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

Revenue Recognition

On January 1, 2018, the Company adopted ASU 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014- 09” or “Topic 606”) and all related amendments and applied the concepts to all contracts which were not completed as of January 1, 2018, using the modified retrospective method, recognizing the cumulative effect of applying the new standard as an adjustment to the opening balance of accumulated deficit for reporting periods beginning after January 1, 2018, are presented under Topic 606.

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
The Company accounts for a contract with a customer when an approved contract exists, the rights of the parties are identified, payment terms are identified, the contract has commercial substance and the collectability of substantially all of the consideration is probable. Revenue is recognized as the Company satisfies performance obligations by transferring a promised good or service to a customer (see further discussion in Note 3. Revenue Recognition).
Deferred revenue consists substantially of amounts received from customers in advance of the Company’s performance service period and of fees deferred for future support services. Deferred revenue is recognized as revenue on a systematic basis that is proportionate to the period that the underlying services are rendered, which in a majority of arrangements is straight line over the remaining contractual term.
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

•
For the Media & Content business, management sets prices for each performance obligation using an adjusted market assessment approach when entering into contracts. Contract prices reflect the standalone selling price. As such, the Company uses the stated contract price for SSP allocation of the transaction price.

•
For our Connectivity Services, we are able to establish SSP based on observable prices of services sold separately in comparable circumstances to similar customers. We use a single amount to estimate SSP when it has observable prices. If SSP is not directly observable, for example when pricing is highly variable, we use a range of SSP. We determine the SSP range using information that may include pricing practices or other observable inputs. We typically have more than one SSP for individual products and services due to the stratification of those products and services by customer size and geography.

•
For our Equipment Sales, we are not able to establish SSP based on observable prices of products sold separately in comparable circumstances to similar customers, therefore the Company uses a cost plus margin approach.

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
The contractual consideration used for allocation purposes includes connectivity, equipment and  services, which may be based on a fixed monthly fee per aircraft or a variable fee based on the volume of connectivity activity, or a combination of both. Examples of variable consideration within our contracts include megabyte overages and revenue sharing arrangements.
We constrain our estimates to reduce the probability of a significant revenue reversal in future periods, allocate variable consideration to the identified performance obligations and recognize revenue in the period the services are provided. Our estimates are based on historical experience, anticipated future performance, market conditions and our best judgment at the time.
A significant change in one or more of these estimates could affect our estimated contract value. For example, estimates of variable revenue within certain contracts require estimation of the number of equipment purchased or megabytes that will be purchased over the contract term and the average revenue per connectivity session, which varies based on the connectivity options available to passengers on each airline. Estimated revenue under these contracts anticipates increases in take rates over time and assumes an average revenue per session consistent with our historical experience. Our estimated contract revenue may differ significantly from our initial estimates to the extent actual take rates differ from our historical experience.

We regularly review and update our estimates and recognize adjustments under the cumulative catch-up method. Any adjustments under this method are recorded as a cumulative adjustment in the period identified and revenue for future periods is recognized using the new adjusted estimate.
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
Sales and marketing

Sales and marketing expense primarily comprise of personnel costs, advertising costs, including promotional events and other brand building and product marketing expenses, corporate communications, certain professional fees, occupancy costs and travel expenses.

Advertising costs are expensed as incurred. Advertising expenses for the years ended December 31, 2019 and 2018 were not material.

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
Leases
The Company determines if an arrangement is a lease at inception. Operating leases are included in Operating lease right-of-use assets, Current operating lease liabilities, and Noncurrent operating lease liabilities in the Consolidated Balance Sheet. Finance leases are included in Property and equipment, Current maturities of long-term debt, and Long-term debt less current maturities in the Consolidated Balance Sheet.
Right-of-use assets represent the Company's right to use an underlying asset for the lease term, and lease liabilities represent the Company's obligation to make lease payments arising from the lease. The lease liability is measured as the present value of the unpaid lease payments, and the right-of-use asset value is derived from the calculation of the lease liability. Lease payments include fixed and in-substance fixed payments, variable payments based on an index or rate, reasonably certain purchase options, termination penalties, fees paid by the lessee to the owners of a special-purpose entity for restructuring the transaction, and probable amounts the lessee will owe under a residual value guarantee. Lease payments do not include (i) variable lease payments other than those that depend on an index or rate, (ii) any guarantee by the lessee of the lessor’s debt, or (iii) any amount allocated to non-lease components, if such election is made upon adoption, per the provisions of the New Lease Standard. The Company uses its estimated incremental borrowing rate, which is derived from information available at the lease commencement date, in determining the present value of lease payments, since the Company does not know the actual implicit rates in its leases. The Company gives consideration to its recent debt issuances as well as publicly available data for instruments with similar characteristics when calculating its incremental borrowing rate. Lease expense for operating lease payments is recognized on a straight-line basis over the lease term. The Company combines lease and nonlease components for all asset groups. The Company's lease term includes any option to extend the lease when it is reasonably certain to be exercised based on considering all relevant economic factors.
See Note 4. Leases for further information regarding the impact of the adoption of ASU 2016-02 on the Company's financial statements, as well as our various accounting policies for each lease type, both from lessee and lessor perspectives.
Stock-Based Compensation
Stock-based awards principally comprise of stock options, restricted stock units (“RSUs”), performance-based RSU (“PSU”) awards, and beginning in 2018, cash-settled stock appreciation rights, referred to as “phantom options”. Stock-based awards are generally issued to certain senior management personnel and non-employee directors. Stock-based compensation cost (other than phantom options) is measured at the grant date based on the fair value of the award and is recognized as an expense over the requisite service period, which is the vesting period, on a straight-line basis, net of actual forfeitures. Our phantom options are accounted for as liability awards and are re-measured at fair value each reporting period with compensation expense being recognized over the requisite service period.
The Company uses the Black-Scholes option pricing model and the Monte Carlo simulation to determine the grant date fair value of its stock options and phantom options, respectively, as well as the fair value at each reporting period. This model requires the Company to estimate the expected volatility and the expected term of the stock options, which are highly complex and subjective variables. The Company uses an expected volatility of its stock price during the expected life of the options that is based on the historical performance of the Company’s stock price. The expected term is computed using the simplified method as the Company’s best estimate given its lack of actual exercise history. The Company has selected a risk-free rate based on the implied yield available on U.S. Treasury securities with a maturity equivalent to the expected exercise term of the stock option. The Company currently has no history or expectation of paying cash dividends on its common stock.

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

Stock Repurchases

In March 2016 the Company’s Board of Directors authorized a stock repurchase program. Shares of the Company’s stock repurchased by the Company are accounted for when the transaction is settled. Repurchased shares held for future issuance are classified as treasury stock. Shares formally or constructively retired are deducted from common stock at par value and from additional paid-in capital for the excess of cash paid over par value. If additional paid-in capital has been exhausted, the excess over par value is deducted from retained earnings. Direct costs incurred to acquire the shares are included in the total cost of the repurchased shares. The Company did not repurchase any shares of its common stock during the years ended December 31, 2019 and December 31, 2018. As of December 31, 2019, the remaining authorization under the stock repurchase plan was $44.8 million.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an initial maturity of 90 days or less to be cash equivalents.
Restricted Cash

The Company maintains certain letters of credit agreements with its customers that are secured by the Company’s cash for periods up to three years. As of December 31, 2019, and 2018, the Company had restricted cash of $0.5 million and $0.8 million, respectively.

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

Valuation of Long-Lived Assets

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

The Company performs impairment testing at the asset group level that represents the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. If events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable and the expected undiscounted future cash flows attributable to the asset group are less than the carrying amount of the asset group, an impairment loss equal to the excess of the asset’s carrying value over its fair value is recorded. Fair value is determined based upon estimated discounted future cash flows. Other than as stated in Content Library below, no impairment losses were recorded during the years ended December 31, 2019 and 2018.

Content Library

Content library represents minimum guaranteed amounts to acquire distribution rights. The Company capitalizes the amounts paid for the guarantees, and records an asset and liability for any remaining unpaid portion of the guarantee when the film is released for exploitation. Amounts owed in excess of the capitalized minimum guarantees are expensed when revenue from exploiting the film right have fully recouped the minimum guarantee based on the contractual royalty rates. The useful life of licensed film rights within the content library corresponds to the respective period over which the film rights will be licensed. Capitalized film rights are amortized ratably over their expected revenue streams and included in cost of sales. The Company anticipates that $3.6 million of its capitalized film costs will be amortized within the next 12 month. As of December 31, 2019, unamortized film costs for released films were not material due to the short duration of the exploitation period. Participations are accrued on an individual title basis and expensed in the proportion that the revenue is generated over the exploitation period. As of December 31, 2019, the Company expected to pay accrued participation liabilities of $13.9 million during the next 12 months. As of December 31, 2019, and 2018, the Company had minimum guarantee liabilities, current of $1.8 million and $1.1 million, respectively, which are included in Accounts payable and accrued liabilities in the Consolidated Balance Sheets.

Content library is periodically tested for impairment, but no less than annually. The marketability of the individual film right can determine the fair value of such film and whether an impairment loss is necessary. If the fair value determined based on the estimated future cash flows for an individual film right is lower than its carrying amount as of the reporting date, an impairment loss is recognized in such period. For the years ended December 31, 2019 and 2018 the impairment charges for the content library were $0.2 million and $2.4 million, respectively, included in Cost of sales in the Consolidated Statements of Operations.

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
The Company periodically analyzes whether any indicators of impairment have occurred. As part of these periodic analyses, the Company compares its estimated fair value, as determined based on its stock price, to its net book value. The Company did not record any goodwill impairment during the years ended December 31, 2019 and 2018. See Note 6. Goodwill for details regarding the goodwill impairment losses.
Business Acquisitions

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
The Company did not consummate any acquisitions during the years ended December 31, 2019 and 2018.

Investments in Equity Affiliates
Wireless Maritime Services, LLC (“WMS”)
The Company owns a 49% equity interest in WMS. The remaining 51% equity interest in WMS is owned by an unaffiliated U.S. company (the “WMS third-party investor”), which is the managing member of WMS and is responsible for its day-to-day management and operations. Certain matters, including determination of capital contributions and distributions and business plan revisions, require approval of WMS’s board of directors, which consists of five voting members, three of which are appointed by the WMS third-party investor and two of which are appointed by the Company. Profits and losses for any fiscal year are allocated between the Company and the WMS third-party investor in proportion to their respective ownership interests, after giving effect to any special allocations made pursuant to the WMS operating agreement. The excess of the fair value over the underlying equity in net assets of WMS is primarily comprised of amortizable intangible assets and nonamortizable goodwill. The Company’s carrying value in its investment in WMS has been adjusted for contributions, distributions and net income (loss) attributable to WMS, including the amortization of the cost basis difference associated with the amortizable intangible assets. During the fourth quarter of 2018, the Company recorded an impairment charge of $51.0 million relating to its WMS equity investment. See Note 8. Equity Method Investments for details regarding the impairment charge. No impairment charge was recorded on the WMS equity investment for the year ended December 31, 2019.
Santander Teleport S.L. (“Santander”)
The Company also owns an interest in a teleport in Santander, Spain, which provides various telecommunication services, including teleport and terrestrial services. The Company holds a 49% equity interest in Santander and the remaining 51% is held by an unaffiliated Spanish company (the “Santander third-party investor”). The Santander third-party investor is responsible for the day-to-day management and operations of Santander. Some matters—such as the determination of capital contributions, capital expenditures over budget and distributions—require approval of Santander’s board of directors, which consists of five voting members, three of which are appointed by the Santander third-party investor and two of which are appointed by the Company. Profits and losses for any fiscal year are allocated between the Company and the Santander third-party investor in proportion to their respective ownership interests. The carrying value of the Company’s investment in Santander approximated its fair value on the date its acquisition, adjusted for contributions, distributions, and net income (loss) attributable to Santander.
On a periodic basis, the Company assesses whether there are any indicators that the value of its investments may be impaired, in accordance with FASB Accounting Standards Codification (“ASC”) 323, Investment—Equity Method and Joint Ventures. When circumstances indicate there may have been a reduction in the value of an equity method investment, the Company evaluates the equity method investment and any advances made for impairment by estimating its ability to recover its investment from future expected cash flows. If management determines the loss in value is other than temporary, the Company recognizes an impairment charge to reflect the equity investment and any advances made at fair value. No impairment charges have been recorded for Santander for the years ended December 31, 2019 and 2018.
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

The Company’s warrants issued in its initial public offering in 2011 to its non-sponsor shareholders (“Public SPAC Warrants”) and its contingently issuable shares issuable in partial consideration for its Sound Recording Settlements (as described in Note 11. Commitments and Contingencies qualify as derivatives. These derivatives are not designated (and do not qualify) as hedges. As a result, the Company accounts for such derivatives as liability instruments that are adjusted to fair value at each reporting period. Changes in fair value of such derivatives are recognized in earnings.
Results Per Share

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
In December 2017, the United States enacted new U.S. federal tax legislation known as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act significantly revised the U.S. corporate income tax regime by, among other things, lowering corporate income tax rates, implementing a territorial tax system and imposing a repatriation tax on deemed repatriated earnings of foreign subsidiaries.

The Tax Act also adds many new provisions including changes to bonus depreciation, the deduction for executive compensation and interest expense, a tax on global intangible low-taxed income (GILTI), the base erosion anti-abuse tax (BEAT) and a deduction for foreign-derived intangible income (FDII). BEAT provisions do not apply to the Company in 2019 and 2018. The Company will continue to assess the facts in order to determine when the provisions become applicable. The GILTI provisions are fully offset by current year losses.

Fair Value Measurements

The carrying amounts of the Company’s cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair market value due to the short-term nature of these investments. Certain assets for the Company are recorded at their fair value, using the fair value hierarchy, on a recurring basis, and other assets and liabilities including goodwill and intangible assets are subject to measurement at fair value on a non-recurring basis if they are deemed to be impaired as a result of an impairment review.

Adoption of New Accounting Pronouncements
On January 1, 2019, the Company adopted ASC 842, Leases (“ASC 842”), using the modified retrospective method. The Company has presented financial results and applied its accounting policies for the period beginning January 1, 2019 under ASC 842, while prior period results and accounting policies have not been adjusted and are reflected under legacy GAAP pursuant to ASC 840. In connection with the adoption of ASC 842, the Company performed an analysis of contracts to ensure proper assessment of leases (or embedded leases) in existence as of January 1, 2019. The Company elected the package of practical expedients permitted under ASC 842, which allows the Company not to reassess the following: (i) whether any expired or existing contracts as of the adoption date are or contain a lease, (ii) lease classification for any expired or existing leases as of the adoption date, and (iii) initial direct costs for any existing leases as of the adoption date. The most significant impact of applying ASC 842 was the recognition of right-of-use assets and lease liabilities for operating leases in its condensed consolidated balance sheet. On January 1, 2019, the Company recognized an initial operating right-of-use asset of $23.0 million and associated operating lease liabilities of $25.9 million primarily relating to real estate leases. See Note 4. Leases for further information regarding the impact of the adoption of ASU 2016-02 on the Company's financial statements.
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
On January 1, 2018, the Company adopted ASU 2014-09, Revenue From Contracts With Customers (Topic 606), and all related amendments and applied the concepts to all contracts using the modified retrospective method, recognizing the cumulative effect of applying the new standard as an adjustment to the opening balance of retained earnings. See Note. 3 Revenue Recognition.
In August 2018, the FASB issued ASU 2018-15, Intangibles—Goodwill and Other—Internal-use Software: Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (a consensus of the FASB Emerging Issues Task Force), which clarifies the accounting for implementation costs in cloud computing arrangements. The update effectively aligns the requirements for capitalizing implementation costs incurred in a cloud computing arrangement service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. ASU 2018-15 is effective for fiscal years, and interim periods within, beginning after December 15, 2019, with early adoption permitted. The Company early adopted the guidance, effective July 1, 2018, and elected to apply the prospective transition approach. The Company capitalized $0.2 million of implementation costs incurred in a cloud computing arrangement service contract during the year ended December 31, 2019.
Recently Issued Accounting Pronouncements
In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which identifies, evaluates and improves areas of GAAP for which cost and complexity can be reduced while maintaining or improving the usefulness of the information provided to users of financial statements. The ASU is effective for the Company beginning January 1, 2021, with early adoption permitted. We are currently evaluating the potential impact of adopting this guidance on our consolidated financial statements.

In November 2019, the FASB issued ASU No. 2019-11, Codification Improvements to Topic 326, Financial Instruments - Credit Losses, which is intended to increase stakeholder awareness in the amendments of ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, and to expedite the improvement process. ASU No. 2016-13 introduces an approach based on expected losses to estimate credit losses on certain types of financial instruments rather than incurred losses. ASU No. 2019-12 as well as ASU NO 2016-13 are effective for the Company beginning January 1, 2020, with early adoption permitted. Management does not believe this standard will have a material impact on its consolidated financial statements. (See below for additional information on ASU 2016-13.)
In November 2019, the FASB issued ASU No. 2019-8, Compensation - Stock Compensation(Topic 718) and Revenue from Contracts with Customers (Topic 606): Codification Improvements - Share-Based Consideration Payable to a Customer, which expedites the improvement process of the amendments and increase stakeholder awareness in ASU 2018-07, Compensation - Stock Compensation (Topic 718); Improvements to Nonemployee Share-Based Payment Accounting. The ASU is effective for the Company beginning January 1, 2020, with early adoption permitted. Management does not believe this standard will have a material impact on its consolidated financial statements.
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
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (“ASU 2016-13”). This update requires measurement and recognition of expected versus incurred credit losses for financial assets held. The Company will adopt ASU 2016-13, effective in the first quarter of 2020 by applying the guidance at the adoption date with any cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. Our financial assets in-scope of the new credit losses standard primarily relate to our receivables, net balance, which we currently expect the transition adjustment to result in an insignificant adjustment to the opening balance of retained earnings.

Note 3.    Revenue Recognition

On January 1, 2018, the Company adopted ASU 2014-09 using the modified retrospective method and applied it to contracts which were not completed as of January 1, 2018.

The following table represents a disaggregation of the Company’s revenue from contracts with customers for the twelve months ended December 31, 2019 and 2018 (in thousands):

	Twelve Months Ended December 31,
	2019	2018
Revenue:
Media & Content
Licensing & Services	$311,079	$315,409
Total Media & Content	311,079	315,409

Connectivity
Aviation Services	$124,884	$120,130
Aviation Equipment	54,159	30,518
Maritime & Land Services	156,199	170,688
Maritime & Land Equipment	10,556	10,349
Total Connectivity	345,798	331,685

Total revenue	$656,877	$647,094
Contract Assets and Liabilities
Aviation connectivity contracts involve performance obligations primarily relating to the delivery of equipment and services. Equipment is delivered upfront with payment due upon delivery. Services are rendered to the customer over time and are typically paid for upfront or as the services are delivered. Aviation connectivity revenue is allocated based upon SSP. The primary method used to estimate the SSP is the expected cost-plus margin approach. When the SSP exceeds the revenue allocation, the revenue to which the Company is entitled is contingent on performing the ongoing connectivity services and the Company records a contract asset accordingly.

The following table summarizes the significant changes in the balance for contract assets during the year ended December 31, 2019 (in thousands):

Contract Assets
Balance as of December 31, 2018	$4,696
Increase in contract assets primarily due to revenue recognized in excess of billings	9,734
Balance as of December 31, 2019	$14,431

Current contract assets	$4,399
Non-current contract assets	10,032
Balance as of December 31, 2019	$14,431

The Company may invoice upfront for services recognized over time or for contracts in which it has unsatisfied performance obligations. Contract payment terms are generally 30 to 45 days. When the timing of invoicing differs from the timing of revenue recognition, the Company determines its contracts to include a financing component when the contractual term is for more than a year.

The following table summarizes the significant changes in the balance for contract liabilities, included within “Other non-current liabilities” in our consolidated balance sheet, during the year ended December 31, 2019 (in thousands):

Contract Liabilities
Balance as of December 31, 2018	$8,546
Revenue recognized that was included in the contract liability balance at the beginning of the period	(8,054)
Increase due to cash received, excluding amounts recognized as revenue during the period	11,911
Balance as of December 31, 2019	$12,403

Deferred revenue, current	$12,317
Deferred revenue, non-current	86
Balance as of December 31, 2019	$12,403

As of December 31, 2019, the Company had $968.5 million of remaining performance obligations, which it also refers to as total backlog. The Company expects to recognize approximately 23% of its remaining performance obligations as revenue in 2020 approximately 18% in 2021, 15% by 2022, and the remaining balance thereafter.
$8.1 million and $6.5 million of services revenue was recognized during the years ended December 31, 2019 and 2018, respectively, and was included in the deferred revenue balances at the beginning of the respective period.

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
Accounts receivable consist of the following (in thousands):

	December 31,	December 31,
	2019	2018
Accounts receivable, gross	$94,995	$103,301
Less: Allowance for doubtful accounts	(6,776)	(5,678)
Accounts receivable, net	$88,219	$97,623
Movements in the balance for allowance for doubtful accounts for the twelve months ended December 31, 2019 and 2018 are as follows (in thousands):

	2019	2018
Beginning balance	$5,678	$8,680
Additions charged to statements of operations	4,616	1,227
Less: Bad debt write offs	(3,518)	(4,229)
Ending balance	$6,776	$5,678
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
The following table summarizes the significant changes in the contract assets balances during the period ended December 31, 2019 (in thousands):

	Contract Assets
	Costs to Obtain	Costs to Fulfill	Total
Balance as of December 31, 2018	$234	$4,011	$4,245
Capitalization during the year	300	2,290	2,590
Amortization during the year	(147)	(1,045)	(1,192)
Balance as of December 31, 2019	$387	$5,256	$5,643
Contract assets are included within Other non-current assets on the Company’s Consolidated Balance Sheets.
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

Note 4.    Leases

Our leasing operations consist of various arrangements, where we act either (i) as the lessee (primarily related to our corporate and regional offices, teleport co-location arrangements and satellite bandwidth capacity leases), or (ii) as the lessor (for our owned equipment rented to connectivity customers). The foregoing table summarizes the impact of ASC 842 adoption on the Company’s condensed consolidated balance sheet as of December 31, 2019 (in thousands):

	Impact of Change in Accounting Policy -- as of December 31, 2019
	As reported	ASC 842 Impact	Legacy GAAP
ASSETS
Right-of-use assets, net
Operating leases(1)(4)	$28,261	$(28,261)	$—
Finance lease(2)(4)	10,926	(10,926)	—
Total Right-of-Use Assets	39,187	(39,187)	—
Net lease investment -- other non-current assets(3)(4)	1,508	(1,508)	—
Total Lease Assets	$40,695	$(40,695)	$—

Property and equipment, net(4)	$—	$(1,408)	$(1,408)

LIABILITIES
Operating lease liabilities(1) -- current portion	$8,319	$(8,319)	$—
-- long-term	23,636	(23,636)	—
Finance lease liabilities(2) -- current portion	2,297	(2,297)	—
-- long-term	16,666	(16,666)	—
Total Lease Liabilities	$50,918	$(50,918)	$—
(1) This includes arrangements for: (i) corporate and regional office operating leases, (ii) teleport co-location operating leases, and (iii) satellite bandwidth operating leases.
(2) This refers to the satellite bandwidth capacity arrangement assessed as a finance lease during the year ended December 31, 2019. The right-of-use asset balance as of December 31, 2019 included the unamortized lease incentive of $0.9 million and unamortized unfavorable contract liability of $6.7 million.
(3) This includes customer equipment arrangements classified as sales-type leases as of December 31, 2019. In addition, the Company elected the practical expedient which allows the use of hindsight in determining the lease term.
(4) All existing arrangements as of January 1, 2019 were not re-assessed as allowed under our ASC 842 implementation. Any new arrangements or modifications to existing contracts after January 1, 2019 adoption date are subject to lease assessment or re-assessment in accordance with ASC 842’s new accounting model.
The following describes the nature of our various leasing arrangements and the impact to our statement of operations for the twelve months ended December 31, 2019:
Real Estate Operating Leases (as a Lessee)
The Company has operating leases for office facilities throughout the United States and around the world. Upon inception of a contract, the Company evaluates if the contract, or part of the contract, contains a lease. A lease conveys the right to control the use of an identified asset for a period of time in exchange for consideration. Leases include both a right-of-use asset and a lease liability. The right-of-use asset represents the Company’s right to use the underlying asset in the lease, and it also includes prepaid lease payments. The lease liability represents the present value of the remaining lease payments discounted using the incremental borrowing rate (“IBR”). Maintenance and property tax expenses are accounted for on an accrual basis as variable lease cost. The Company has elected to separate the lease and non-lease components.
The Company records lease expense on a straight-line basis over the lease term in general and administrative expense. Total lease expense for the twelve months ended December 31, 2019 was $6.0 million.
The Company’s leases have remaining lease terms of one year to 10.0 years. Lease terms include renewal or termination options that the Company is reasonably certain to exercise. For leases with a term of 12 months or less, the Company has made an accounting policy election to not record a right-of-use asset and associated lease liability on its condensed consolidated balance sheet. Total lease expense recorded for these short-term leases is immaterial for the twelve months ended December 31, 2019.
Teleport Co-Location Operating Leases (as a Lessee)
The Company engages certain bandwidth providers for teleport co-location services to deliver bandwidth to our network. These co-location service agreements typically include provisions for physical rack space at a third-party teleport facility. We have determined that the space provided for our equipment constitutes an operating lease. The Company has elected to separate the lease and non-lease components.
These leases have remaining lease terms of one year to 9.0 years as of December 31, 2019. The Company records lease expense on a straight-line basis over the lease term as part of cost of sales -- licensing and services. Total lease cost recorded for the twelve months ended December 31, 2019 was $1.2 million.
Satellite Bandwidth Operating & Finance Leases (as a Lessee)
The Company maintains agreements with satellite service providers to provide for satellite bandwidth capacity. The Company evaluates these arrangements for embedded leases when the Company has the right to control the use of a significant portion of the identified asset. The Company has elected to separate the lease and non-lease components.
Bandwidth Operating Leases
During the year ended December 31, 2019, the Company recorded right-of-use assets and lease liabilities for certain bandwidth capacity arrangements meeting the operating lease classification. These leases have remaining lease terms of one year to 2.0 years as of December 31, 2019. The Company records lease expense on a straight-line basis over the lease term as part of cost of sales -- licensing and services. Total lease cost recorded for the twelve months ended December 31, 2019 was $0.8 million.
For leases with a term of 12 months or less, the Company has made an accounting policy election to not record a right-of-use asset and associated lease liability on its condensed consolidated balance sheet. Total lease expense recorded for a short-term lease relating to our satellite bandwidth capacity agreement is $0.9 million for the twelve months ended December 31, 2019.
Bandwidth Finance Lease
During the quarter ended June 30, 2019, the Company modified an existing arrangement for bandwidth capacity that provided us with the right to control a significant portion of the identified asset. The modified agreement met the criteria of finance lease classification.
This finance lease has a remaining lease term of 6.5 years as of December 31, 2019. The Company records amortization of right-of-use assets and interest accretion on finance lease liabilities as part of cost of sales -- licensing and services and interest expense, net, respectively. The following table provides the components of the finance lease cost for the twelve months ended December 31, 2019 (in thousands):

Amount
Amortization of right-of-use asset, net of lease incentive and contract liability credits	$981
Interest accretion on finance lease liabilities	938
Total lease cost	$1,919
Other Arrangements (as a Lessee)
The Company leases certain computer software and equipment facilities under finance leases that expire on various dates through 2022, for which the outstanding lease liability balance was assessed as not material as of December 31, 2019.
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
We assess new equipment lease arrangements or modifications to existing equipment lease arrangements for operating or sales-type lease classification. The Company’s lease terms may give our customer’s options to extend the lease or have automatic renewals, the Company includes these terms when it is reasonably certain that the customer will exercise that option. We recognize investments in leases for sales-type leases when the risk and rewards of ownership are not fully transferred to the customer due to our continued involvement with the equipment. We allocate the total consideration in a contract assessed with a sales-type lease using the expected cost-plus margin and residual methods for the lease and non-lease components, respectively. The Company’s lease term includes any option to extend the lease when it is reasonably certain to be exercised based on consideration of all relevant economic factors.
The service revenues (with embedded operating equipment leases) and recognized revenues on sales-type equipment leases in which the Company acts as the lessor for the year ended December 31, 2019 is presented in the following table (in thousands):

Amount
Bandwidth service and equipment revenues(1)	$117,339
Earned revenues on sales-type leases at commencement(2)	1,711
Total Licensing and Service Revenues -- Maritime and Land Connectivity	$119,050

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
Supplemental Cash Flow Information, Weighted-Average Remaining Lease Term and Discount Rate
Because the rate implicit in each lease is not readily determinable, the Company uses its IBR to determine the present value of the lease payments. The following table discloses the weighted-average remaining lease term and IBR, as well as supplemental cash flow information for the twelve months ended December 31, 2019 (in thousands):

Amount
Supplemental cash flow information:
Cash paid for amounts included in the measurement of operating lease liabilities	$7,027
Cash paid for amounts included in the measurement of finance lease liabilities	$2,192
Right-of-use-assets obtained in exchange for operating lease obligations	$9,564
Right-of-use-assets obtained in exchange for finance lease obligations	$20,218
Weighted average remaining lease term:
Real estate operating leases	7.10 years
Teleport co-location operating leases	4.90 years
Satellite capacity operating leases	1.50 years
Satellite capacity finance lease	6.50 years
Weighted average IBR:
Real estate operating leases	8.17%
Teleport co-location operating leases	8.90%
Satellite capacity operating leases	7.49%
Satellite capacity finance lease	8.30%

Maturity Analysis
Undiscounted Cash Flows and Reconciliation to Consolidated Balance Sheet
The following table reflects a summary of the undiscounted cash flows on an annual basis and reconciliation to the Company’s lease assets and liabilities as of December 31, 2019 (in thousands):

	As a Lessee					As a Lessor
Years Ending December 31,	Real Estate	Satellite Capacity	Satellite Capacity	Teleport Co-Location	Total	Equipment Held by Customers
Lease Classification	Operating	Finance	Operating	Operating		Sales-Type
2020	$5,227	$3,758	$2,131	$1,702	$12,818	$469
2021	4,962	3,758	791	1,554	11,065	464
2022	4,652	3,758	—	1,241	9,651	386
2023	3,651	3,758	—	561	7,970	258
2024	3,655	3,758	—	550	7,963	223
Thereafter	10,974	5,640	—	966	17,580	—
Total Future Lease Payments	33,121	24,430	2,922	6,574	67,047	1,800
Less: Imputed interest	(9,232)	(5,467)	(155)	(1,275)	(16,129)	(292)
Present Value of Lease Liabilities	$23,889	$18,963	$2,767	$5,299	$50,918
Net Investment in Sales-Type Leases						$1,508
The following is a schedule of future minimum lease payments for our operating leases as of December 31, 2018 (in thousands):

Years Ending December 31,	Amount
2019	$4,941
2020	4,593
2021	4,359
2022	3,818
2023	3,541
Thereafter	13,115
Total minimum lease payments	$34,367
Maritime & Land MRC’s
The following is a schedule of future monthly recurring charges (“MRCs”) arising from our contractual arrangements with Maritime & Land Connectivity customers as of December 31, 2019 (in thousands):

Years Ending December 31,	Amount
2020	$80,459
2021	38,595
2022	7,680
2023 and thereafter	2,944
Total Maritime and Land Monthly Recurring Charges	$129,678
The following is a schedule of future MRCs arising from our contractual arrangements with Maritime and Land Connectivity customers as of December 31, 2018 (in thousands):

Years Ending December 31,	Amount
2019	$89,111
2020	34,885
2021	20,594
2022	4,864
2023	2,396
Total Maritime and Land Monthly Recurring Charges	$151,850
The book value of the equipment held by customers under operating leases, which are classified as “Equipment” in Note 5 - Property & Equipment, is as follows (in thousands):

	December 31,
	2019	2018
Equipment
Gross balance	$57,369	$57,162
Accumulated depreciation	(30,692)	(27,987)
Net Book Value	$26,677	$29,175
5.    Property and Equipment, net

Property, plant and equipment, net, consisted of the following (in thousands):

	December 31,
	2019	2018
Leasehold improvements	$11,319	$6,579
Furniture and fixtures	2,683	2,147
Equipment (1)	157,259	151,953
Computer equipment	16,993	18,561
Computer software (1)(2)	51,939	38,475
Automobiles	301	293
Buildings	7,088	8,005
Albatross (aircraft)	456	447
Satellite transponders	70,100	62,306
Construction in-progress (2)	1,499	11,847
Total property, plant, and equipment	319,637	300,613
Accumulated depreciation (1) (2)	(174,342)	(124,036)
Property, plant and equipment, net	$145,295	$176,577

(1)
Includes equipment & computer software acquired under finance leases of $1.2 million and $1.0 million as December 31, 2019 and 2018, net of and related accumulated amortization of $0.9 million and $1.0 million as of December 31, 2019 and 2018, respectively.

(2)
Includes internally developed software of $39.0 million and $33.4 million and related accumulated amortization of $27.8 million and $19.3 million as of December 31, 2019 and 2018, respectively. Amortization expense for the years ended December 31, 2019 and 2018 was $8.5 million and $7.9 million, respectively. There were no impairment losses during the years ended December 31, 2019 and 2018. During the years ended December 31, 2019 and 2018, the Company capitalized software development costs totaling $5.7 million and $10.0 million, respectively.

Depreciation expense for property, plant and equipment, including software amortization expense and amortization of assets under capital leases, for the years ended December 31, 2019 and 2018 is as follows (in thousands):

	Year Ended December 31,
	2019	2018
Consolidated Statement of Operations Classification:
Cost of sales	$36,971	$42,535
Sales and marketing	3,450	3,553
Product development	3,181	3,257
General and administrative	13,070	12,560
Total	$56,672	$61,905

Note 6.    Goodwill

The changes in the carrying amounts of goodwill by reporting unit are as follows (in thousands):

	Aviation Connectivity	Maritime & Land Connectivity	Media & Content	Total
Balance as of December 31, 2017	$54,037	$22,130	$83,529	$159,696
Foreign currency translation	(15)	—	(119)	(134)
Balance as of December 31, 2018	54,022	22,130	83,410	159,562
Foreign currency translation	—	—	45	45
Balance as of December 31, 2019	$54,022	$22,130	$83,455	$159,607

Gross carrying amount	$98,022	$209,130	$83,455	$390,607
Accumulated impairment loss	(44,000)	(187,000)	—	(231,000)
Balance as of December 31, 2019, net	$54,022	$22,130	$83,455	$159,607

There was no goodwill impairment recognized in the years ended December 31, 2019 and 2018.

Note 7.    Intangible Assets, net

As a result of historical business combinations, the Company acquired finite-lived intangible assets that are primarily amortized on a straight-line basis, which approximate their expected cash flow patterns. The Company’s finite-lived intangible assets have assigned useful lives ranging from 2.0 to 10.0 years.

Intangible assets, net, consisted of the following (in thousands):

		December 31, 2019
	Weighted Average Useful Lives	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Existing technology - software	5.2 years	$36,799	$30,487	$6,312
Developed technology	8.0 years	7,317	5,716	1,601
Customer relationships	8.7 years	138,358	91,124	47,234
Backlog	3.0 years	18,300	18,300	—
Other	5.1 years	1,249	913	336
Total		$202,023	$146,540	$55,483

		December 31, 2018
	Weighted Average Useful Lives	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Existing technology - software	5.2 years	$36,799	$23,114	$13,685
Developed technology	8.0 years	7,317	4,802	2,515
Customer relationships	8.7 years	138,358	74,558	63,800
Backlog	3.0 years	18,300	14,742	3,558
Other	5.1 years	1,249	671	578
Total		$202,023	$117,887	$84,136

The Company expects to record amortization of the intangible assets as follows (in thousands):

Year Ending December 31,	Amount
2020	$22,262
2021	13,824
2022	7,907
2023	6,890
2024	4,230
Thereafter	370
Total	$55,483

The Company recorded amortization expense of $28.6 million and $38.4 million, and for the years ended December 31, 2019 and 2018, respectively.

Note 8.    Equity Method Investments

The Company owns 49% interests in WMS and in Santander. During the fourth quarter of 2018, in accordance with ASC 323, the Company completed an assessment of the recoverability of its equity method investments. During the year ended December 31, 2018, the carrying value of its interest in the WMS joint venture exceeded the estimated fair value of its interest, which management concluded was other than temporary, and accordingly recorded an impairment charge of $51.0 million relating to its WMS equity investment.

During the fourth quarter of 2019, following the assessment of the recoverability of its equity method investments, the Company determined that the fair value of its investments in WMS and Santander exceeded their respective carrying values and accordingly recorded no impairment charge.

Following is the summarized financial information for such equity method investments on an aggregated basis as of and for the years ended December 31, 2019 and 2018 (in thousands):

	December 31,
	2019	2018
Current assets	$50,588	$40,224
Non-current assets	25,370	26,115
Current liabilities	26,593	15,880
Non-current liabilities	2,207	2,581

	Year Ended December 31,
	2019	2018
Revenue	$147,329	$132,087
Operating expenses	117,768	109,024
Net income	29,561	23,063

The carrying values of the Company’s equity interests in WMS and Santander as of December 31, 2019 and 2018 were as follows (in thousands):

	Year Ended December 31,
	2019	2018
Carrying value in the Company’s equity method investments	$78,886	$83,135

As of December 31, 2019, there was an aggregate difference of $55.8 million between the carrying amounts (inclusive of the impact of the impairment losses) of these investments and the amounts of underlying equity in net assets in these investments. The difference was determined by applying the acquisition method of accounting in connection with the EMC Acquisition and is being amortized ratably over the life of the related acquired intangible assets. The weighted-average life of the intangible assets at the time of the EMC Acquisition in total was 14.9 years.

Note 9.    Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consisted of the following (in thousands):

	December 31,
	2019	2018
Accounts payable	$94,679	$96,105
Content license and royalties	42,411	38,946
Accrued legal settlements	4,011	6,969
Accrued payroll obligations	6,807	7,578
Other accrued expenses	31,022	27,458
Total	$178,930	$177,056

Note 10.    Financing Arrangements

The following table sets forth the summary of the Company’s outstanding indebtedness (in thousands):

	December 31,
	2019	2018
Senior secured term loan facility, due January 2023(+)	$506,037	$478,125
Senior secured revolving credit facility, due January 2022(+)(1)	43,315	54,015
2.75% convertible senior notes, due February 2035(2)	82,500	82,500
Second lien notes, due 2023(3)	178,034	158,450
Other debt(4)	23,685	1,707
Unamortized bond discounts, fair value adjustments and issue costs, net	(60,509)	(65,186)
Total carrying value of debt	773,062	709,611
Less: current portion, net	(15,678)	(22,673)
Total non-current	$757,384	$686,938

(+)	This facility is a component of the 2017 Credit Agreement.

(1)
As of December 31, 2019, the available balance under our $85.0 million revolving credit facility is $37.4 million (net of outstanding letters of credit). The 2017 Credit Agreement provides for the issuance of letters of credit in the amount equal to the lesser of $15.0 million and the aggregate amount of the then-remaining revolving loan commitment. As of December 31, 2019, we had outstanding letters of credit of $4.3 million under the 2017 Credit Agreement. The Company expects to draw on the 2017 Revolving Loans from time to time to fund its working capital needs and for other general corporate purposes.

(2)
The principal amount outstanding of the Convertible Notes as set forth in the above table was $82.5 million as of December 31, 2019. The carrying amount, net of debt issuance costs and associated discount, was $71.1 million and $70.4 million as of December 31, 2019 and 2018, respectively.

(3) The principal amount outstanding of the Second Lien Notes as set forth in the foregoing table was $178.0 million as of December 31, 2019 and includes approximately $19.6 million of PIK interest converted to principal during the year ended December 31, 2019. The value allocated to the attached penny warrants and market warrants for financial reporting purposes was $14.9 million and $9.3 million, respectively. These qualify for classification in stockholders’ equity and are included in the Consolidated Balance Sheets within “Additional paid-in capital”.
(4) As of December 31, 2019, Other debts primarily consisted of (i) $3.4 million remaining financed amount for transponder purchases (payable in April 2020); and (ii) $19.0 million of finance lease liability relating to an assessed right-of-use over a satellite bandwidth capacity (refer to Note 4. Leases for further details).

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
The 2017 Credit Agreement also provides for the issuance of letters of credit in the amount equal to the lesser of $15.0 million and the aggregate amount of the then-remaining revolving loan commitment. As of December 31, 2019, the Company had outstanding letters of credit of $4.3 million under the 2017 Credit Agreement.
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

Covenant Compliance Under 2017 Credit Agreement

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

As of December 31, 2019, we were in compliance with all financial and non-financial covenants under the 2017 Credit Agreement, including the financial reporting and leverage ratio covenants. On April 15, 2020, the Company entered into the Tenth Amendment to the Credit Agreement and obtained a waiver related to obtaining a “going concern” or like qualification or exception opinion for the Company’s the year-end December 31, 2019 financial statements. Given the uncertainty of the COVID-19 impact on the Company’s results of operations and liquidity subsequent to December 31, 2019, we do not expect to remain in compliance with all financial covenants in the second half of 2020. We cannot be assured that we will be able to obtain additional covenant waivers or amendments in the future which may have a material adverse effect on the Company’s results of operations or liquidity.

Amendments and Waivers under the 2017 Credit Agreement

On July 19, 2019, the Company entered into an amendment of its senior secured credit agreement and security agreement, which, among other things, increased the borrowing capacity of the existing senior secured term loan due in 2023 (the “Term Loan”) by $40.0 million, reduced scheduled principal repayments over the next six quarters by an aggregate amount of approximately $25.3 million and provided additional stock pledges (including the remaining 35% of the equity interests of first-tier foreign subsidiaries that was previously not pledged) as collateral. As of December 31, 2019, approximately 75% of our total consolidated assets are subject to lien under this 2017 Credit Agreement Amendment.
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
The Company further amended the 2017 Credit Agreement on July 19, 2019 and March 8, 2018 in connection with the Searchlight investment.
2.75% Convertible Senior Notes due 2035

In February 2015, the Company issued an aggregate principal amount of $82.5 million of convertible senior notes due 2035 (the “Convertible Notes”) in a private placement. The Convertible Notes were issued at par, pay interest semi-annually in arrears at an annual rate of 2.75% and mature on February 15, 2035, unless earlier repurchased, redeemed or converted pursuant to the terms of the Convertible Notes. In certain circumstances and subject to certain conditions, the Convertible Notes are convertible at an initial conversion rate of 2.1563 shares of common stock per $1,000 principal amount of notes (which represents an initial conversion price of approximately $463.75 per share), subject to adjustment. Holders of the Convertible Notes may convert their Convertible Notes at their option at any time prior to the close of business on the business day immediately preceding November 15, 2034, only if one or more of the following conditions has been satisfied: (1) during any calendar quarter beginning after March 31, 2015 if the closing price of the Company’s common stock equals or exceeds 130% of the respective conversion price per share during a defined period at the end of the previous quarter, (2) during the five consecutive business day period immediately following any five consecutive trading day period in which the trading price per $1,000 principal amount of Convertible Notes for each trading day was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate on each such trading day; (3) if specified corporate transactions occur, or (4) if the Company calls any or all of the Convertible Notes for redemption, at any time prior to the close of business on the second business day immediately preceding the redemption date. On or after November 15, 2034, until the close of business on the second scheduled trading day immediately preceding the maturity date, a holder may convert all or a portion of its Convertible Notes at any time, regardless of the foregoing circumstances.

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
In accounting for the direct transaction costs (the “issuance costs”) related to the Convertible Notes, the Company allocated the total amount of issuance costs incurred to the liability and equity components based on their relative values. The Company recorded issuance costs of $1.8 million and $0.3 million to the liability and equity components, respectively. Issuance costs, including fees paid to the initial purchasers who acted as intermediaries in the placement of the Convertible Notes, attributable to the liability component are presented in the Consolidated Balance Sheets as a direct deduction from the carrying amount of the debt instrument and are amortized to interest expense over the term of the Convertible Notes in the Consolidated Statements of Operations. The issuance costs attributable to the equity component are netted with the equity component and included within Additional paid-in capital in the Consolidated Balance Sheets. Interest expense related to the amortization expense of the issuance costs associated with the liability component was not material during the twelve months ended December 31, 2019.
As of December 31, 2019, and 2018, the outstanding principal on the Convertible Notes was $82.5 million, and the outstanding Convertible Notes balance, net of debt issuance costs and discount associated with the equity component, was $71.1 million and $70.4 million, respectively.
Searchlight Investment

Second Lien Notes due June 2023 and Warrants

On March 27, 2018 (the “Closing Date”) the Company issued to Searchlight II TBO, L.P. (“Searchlight”) $150.0 million in aggregate principal amount of its Second Lien Notes, and to Searchlight II TBO-W L.P. warrants to acquire an aggregate of 722,631 shares of the Company’s common stock, par value $0.0001 per share (the “Common Stock”), at an exercise price of $0.25 per share (the “Penny Warrants”), and warrants to acquire an aggregate of 520,000 shares of Common Stock at an exercise price of $39.25 per share (the “Market Warrants” and, together with the Penny Warrants, the “Warrants”), for an aggregate price of $150.0 million.
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
On July 19, 2019, concurrently with entering into the 2017 Credit Agreement Amendment, the Company also entered into a second amendment to the securities purchase agreement and amendment to security agreement (the “Second Lien Amendment”) relating to the Second Lien Notes, which, among other things, removed the ability to make any cash interest payments under the Second Lien Notes so long as such payments are prohibited by the terms of the 2017 Credit Agreement, added collateral for the Second Lien Notes consistent with the additional collateral provided under the 2017 Credit Agreement and modified the prepayment premium schedule to extend through maturity of the Second Lien Notes.
The Warrants

The Warrants vest and are exercisable at any time and from time to time after the Vesting Date (as defined below) until on or prior to the close of business on the tenth anniversary of the Closing Date. The Warrants vest and become exercisable on January 1, 2021 (the “Vesting Date”), if the average of the 45-day volume-weighted average price (“VWAP”) of the Company’s common stock (as reported by Nasdaq) is at or above (i) $100.00, in the case of the Penny Warrants, and (ii) $60.00, in the case of the Market Warrants, in each case for 45 consecutive trading days at any time following the Closing Date. The VWAP condition in respect of the Market Warrants was satisfied in July 2018.
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
Other Debt

With the acquisition of Travel Entertainment Group Equity Limited and subsidiaries (“IFES”) on October 18, 2013, the Company assumed a $1.1 million mortgage maturing in October 2032 that bears interest at a rate equal to 1.75% per annum. Interest is paid on a monthly basis. There was no accrued interest owing on the mortgage as of December 31, 2019 and 2018. As of December 31, 2019, and 2018, there was $0.6 million and $0.7 million due on the principal amount of the mortgage, respectively.
In connection with the EMC Acquisition, the Company assumed approximately $1.1 million of finance lease obligations. The Company also entered into an additional $1.0 million finance lease obligation during 2016 and $0.5 million during 2019. These leases expire at various dates through 2022. As of December 31, 2019, and 2018, the Company had $0.7 million and $0.9 million of finance lease obligations, respectively, included in Other debt.
The aggregate contractual maturities of all borrowings due subsequent to December 31, 2019, are as follows (in thousands):

Year Ending December 31,	Amount
2020	$15,678
2021	29,854
2022	73,272
2023	623,299
2024	3,197
Thereafter	88,271
Total	$833,571

Recent Events
On February 28, 2020, as a precautionary measure to ensure financial flexibility and maintain maximum liquidity in response to the COVID-19 pandemic, we further leveraged our balance sheet, and drew down the remaining $41.8 million under our Revolving Credit Facility with a corresponding increase in our cash on hand. Following the Drawdown, we have no remaining borrowing under the Revolving Credit Facility.
Amendments to Credit Agreement
On April 7, 2020, the Company entered into an Eighth Amendment to Senior Secured Credit Agreement among the Company, the guarantors party thereto, the lenders party thereto and Citibank, N.A., as administrative agent, which modified the Senior Secured Credit Agreement with respect to the following terms:

•
the affirmative financial reporting covenant has been modified, effective March 31, 2020, to extend the delivery deadline, solely with respect to such financial statements to be provided for the fiscal year ended December 31, 2019 and such accompanying report and opinion from such independent registered public accounting firm, to April 9, 2020.

The Eighth Amendment to Senior Secured Credit Agreement is attached to this Annual Report on Form 10-K as Exhibit 10.18.
On April 9, 2020, the Company entered into a Ninth Amendment to Senior Secured Credit Agreement among the Company, the guarantors party thereto, the lenders party thereto and Citibank, N.A., as administrative agent, which modified the Senior secured Credit Agreement with respect to the following terms:

•
the affirmative financial reporting covenant has been modified, to extend the delivery deadline, solely with respect to such financial statements to be provided for the fiscal year ended December 31, 2019 and such accompanying report and opinion from such independent registered public accounting firm, to April 16, 2020.

The Ninth Amendment to Senior Secured Credit Agreement is attached to this Annual Report on Form 10-K as Exhibit 10.19.
First Lien Amendment
On April 15, 2020, the Company entered into a Tenth Amendment to Senior Secured Credit Agreement (the “First Lien Amendment”) among the Company, the guarantors party thereto, the lenders party thereto and Citibank, N.A., as administrative agent, which modified the Senior secured Credit Agreement with respect to the following terms:
• The deadline for delivery of audited consolidated annual financial statements of the Company for the fiscal year ended December 31, 2019 has been extended from April 16, 2020 until May 14, 2020 (as such deadline may be extended from time to time by an order of the U.S. Securities Exchange Commission), and such financial statements may be subject to a “going concern” qualification.
• The deadline for delivery of unaudited consolidated quarterly financial statements of the Company for fiscal quarter ended March 31, 2020 has been extended from the date that is 45 days after the end of such fiscal quarter until June 29, 2020 (as such deadline may be extended from time to time by an order of the U.S. Securities Exchange Commission).

•	The deadline for delivery of a consolidated budget for fiscal year 2020 in respect of such fiscal year has been extended from 120 days after the end of the 2019 fiscal year until June 1, 2020.
• The Company will not be required to comply with the maximum consolidated first lien net leverage ratio for the test period ended on March 31, 2020.
In addition, pursuant to the First Lien Amendment, the Lenders consented to the Second Lien Amendment (described below) and to the transactions contemplated thereby. The First Lien Amendment was conditioned upon the Company being current on all interest on the loans that was due and payable immediately prior to giving effect to the First Lien Amendment, and includes the following additional covenants with respect to the Company:
• The Company has agreed to furnish to advisors of the Lenders (on a “professional eyes only” basis) a rolling thirteen-week budget cash flow forecast on a consolidated basis for the Company and its subsidiaries, and a material variance report for the prior week as compared to the applicable previously furnished forecast, with such forecast to be updated every four weeks and the material variance report to be distributed on a weekly basis.
• The Company has agreed to maintain undrawn revolving commitments plus cash and cash equivalents of the Company and its subsidiaries in an aggregate amount of not less than $17.5 million.
• Senior management and certain advisors of the Company will be available to participate in such conference calls as the advisors of the Lenders may request to discuss the financial results and financial condition of the Company and its subsidiaries, and provide such other information regarding the financial results, financial condition and business affairs of the Company and its subsidiaries as the advisors of the Lenders may reasonably request.
• Within five business days of the effective date of the First Lien Amendment, the Company will establish an independent committee of its board of directors, consisting of at least three members, each of whom is a Qualified Independent Director (as defined below), for the purpose of exploring financing, recapitalization, strategic transactions and other similar opportunities and transactions for the Company and its subsidiaries. Authorization by such independent committee will be required in connection with the Company’s or its applicable subsidiaries’ entering into any such financing, recapitalization, strategic transaction or other similar opportunity or transaction.
The First Lien Amendment to Senior Secured Credit Agreement is attached to this Annual Report on Form 10-K as Exhibit 10.20.
Second Lien Amendment
In addition, on April 15, 2020, the Company entered into a Third Amendment to Securities Purchase Agreement (the “Second Lien Amendment”) among the Company, the guarantors party thereto, and each purchaser party thereto. The Second Lien

Amendment amends the Securities Purchase Agreement, dated as of March 8, 2018, by and among the Company, Searchlight II TBO, L.P., Searchlight II TBO-W, L.P., and Cortland Capital Market Services LLC, as collateral agent, and modified this Purchase Agreement, including with respect to the following terms:
• The deadline for delivery of audited consolidated annual financial statements of the Company for the fiscal year ended December 31, 2019 has been extended from the date that is 120 days after the end of such fiscal year until the date that is 30 days after May 14, 2020 (as such deadline may be extended from time to time by an order of the U.S. Securities Exchange Commission), and such financial statements may be subject to a “going concern” qualification.
• The deadline for delivery of unaudited consolidated quarterly financial statements of the Company for fiscal quarter ended March 31, 2020 has been extended from the date that is 60 days after the end of such fiscal quarter until the date that is 15 days after June 29, 2020 (as such deadline may be extended from time to time by an order of the U.S. Securities Exchange Commission).
• The deadline for delivery of a consolidated budget for fiscal year 2020 in respect of such fiscal year has been extended from 120 days after the end of the 2019 fiscal year until June 1, 2020. Pursuant to the Second Lien Amendment, the noteholders consented to the First Lien Amendment and to the transactions contemplated thereby.
The Second Lien Amendment to Senior Secured Credit Agreement is attached to this Annual Report on Form 10-K as Exhibit 10.22.
Note 11.    Commitments and Contingencies

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
The following is a schedule of future unconditional minimum commitments under movie and IPTV arrangements as of December 31, 2019 (in thousands):

Year Ending December 31,	Amount
2020	$36,534
2021	6,304
2022	2,913
Total minimum payments	$45,751
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
The following is a schedule of future unconditional minimum satellite costs as of December 31, 2019 (in thousands):

Year Ending December 31,	Amount
2020	$78,668
2021	48,748
2022	34,527
2023	33,033
2024	33,033
Thereafter	58,353
Total minimum payments	$286,362

Other Commitments

In the normal course of business, the Company enters into future purchase commitments with some of its connectivity vendors to secure future inventory for its airlines customers and the development pertaining to engineering and antenna projects. At December 31, 2019, the Company also had outstanding letters of credit in the amount of $4.3 million, which was issued under the letter of credit facility under the 2017 Credit Agreement. See Note 10. Financing Arrangements.
Contingencies

The Company is subject to various legal proceedings and claims that have arisen in the ordinary course of business and that have not been fully adjudicated. The Company recorded accruals for loss contingencies when management concludes it is probable that a liability has been incurred and the amount of the related loss can be reasonably estimated. On a regular basis, the Company’s management evaluates developments in legal proceedings and other matters that could cause an increase or decrease in the amount of the liability that has been accrued previously. While it is not possible to accurately predict or determine the eventual outcomes of these matters, an adverse determination in one or more of these matters could have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows. Some of the Company’s legal proceedings as well as other matters that its management believes could become significant are discussed below:

•
Music Infringement and Related Claims. On May 6, 2014, UMG Recordings, Inc., Capitol Records, Universal Music Corp. and entities affiliated with the foregoing (collectively, “UMG”) filed suit in the United States District Court for the Central District of California against us and Inflight Productions Ltd. (“IFP”), our indirect subsidiary, for copyright infringement and related claims and unspecified money damages. In August 2016, the Company entered into settlement agreements with major record labels and publishers, including UMG, to settle music copyright infringement and related claims (the “Sound Recording Settlements”). As a result of the Sound Recording Settlements, the Company paid approximately $18.0 million in cash and issued approximately 72,000 shares of our common stock to settle lawsuits and other claims. Under the settlement agreement with UMG, the Company paid UMG an additional $5.0 million in cash in March 2017 and agreed to issue 20,000 additional shares of our common stock when and if our closing price of our common stock exceeds $250.00 per share and 16,000 additional shares of our common stock when and if the closing price of our common stock exceeds $300.00 per share.

In 2016, the Company received notices from several other music rights holders and associations acting on their behalf regarding potential claims that the Company infringed their music rights and the rights of artists that they represent. To date, none of these rights holders or associations has initiated litigation against us, except for BMG Rights Management (US) LLC (“BMG”) as described in the following paragraph. Other than in respect of the BMG litigation (the loss probability and liability estimate of which the Company discusses in the following paragraph), the Company believes that a loss relating to these matters is probable, but the Company believes that it is unlikely to be material and therefore have accrued an immaterial amount for these loss contingencies. If initiated however, the Company intends to vigorously defend ourselves against these claims.
On May 3, 2018, BMG filed suit in the United States District Court for the Central District of California against us and IFP for copyright infringement and related claims and unspecified money damages. On December 3, 2019, the case was dismissed with prejudice pursuant to a settlement agreement with BMG for an aggregate payment of $5.5 million, to be paid over time, as follows: $0.5 million within 14 days of the execution of the settlement agreement; $1.5 million on or before each of December 31, 2019, June 30, 2020, and June 30, 2021; and $0.5 million on or before June 30, 2022. The Company has an accrual for this legal settlement in the amount of $3.5 million as of December 31, 2019.

•
SwiftAir Litigation. On August 14, 2014, SwiftAir, LLC filed suit against our wholly owned subsidiary Row 44 and Southwest Airlines for breach of contract, quantum meruit, unjust enrichment and several other contract- and tort/statutory-based claims in the Superior Court of California for the County of Los Angeles. SwiftAir and Row 44 had a contractual relationship whereby Row 44 agreed to give SwiftAir access to Row 44’s portal on Southwest Airlines so that SwiftAir could market a destination deal product to Southwest Airlines’ passengers. In 2013, after Southwest Airlines decided not to proceed further with the destination deal product, Row 44 terminated its contract with SwiftAir. In its lawsuit, SwiftAir seeks approximately $9.0 million in monetary damages (plus punitive and other extra-contractual damages) from Row 44 and Southwest Airlines. In 2017, the court granted Row 44’s motion for summary judgment as to SwiftAir’s tort/statutory-based claims. In January 2018, the court granted Row 44’s motions in limine that limited SwiftAir’s contract damages claims against Row 44 to nominal damages. Southwest Airlines however remained exposed to all of SwiftAir’s compensatory damages claims.  On September 9, 2019, following a three-week trial, the jury returned a full defense verdict in favor of Row 44 and Southwest Airlines. On October 1, 2019, the Court entered judgment against SwiftAir; notice of entry of judgment was given on October 10, 2019. On October 15, 2019, Row 44 filed its memorandum of costs and it intends to file a motion for attorneys’ fees and non-statutory costs and expenses.

•
On October 25 and 28, 2019, SwiftAir filed motions for a new trial and judgment notwithstanding the verdict, respectively, which were set for hearing on December 6, 2019. Row 44 filed a motion for attorneys’ fees and costs, which was also set for hearing on December 6, 2019. At that December 6, 2019 hearing, the trial court denied SwiftAir’s motions and took Row 44’s motion for attorneys’ fees and costs under submission. On March 2, 2020, the trial court granted Row 44’s motion in the amount of $2.2 million for fees and $0.1 million for costs. SwiftAir filed a Notice of Appeal as to both Row 44 and Southwest Airlines; its opening brief on appeal will be due 40 days after the Reporter’s Transcript is completed. Separately, Southwest Airlines has sought indemnification from Row 44 in connection with its defense of SwiftAir’s claim (and for any loss that it may face). Row 44 provided partial indemnity until the trial court granted its motion for summary adjudication on certain issues in June 2017, at which time it ceased paying for any of Southwest’s attorneys’ fees. The Company intends to vigorously defend against any claims in this matter. The Company does not believe that a material loss relating to this matter is probable, and due to the speculative nature of SwiftAir’s potential post-trial motions and appeal (and its damages claims), the Company is currently unable to estimate the amount of any potential loss; as such, the Company has not accrued any amount for this loss contingency.

In addition, from time to time, the Company will or may be party to various additional legal matters incidental to the conduct of our business. Some of the outstanding legal matters include speculative claims for indeterminate amounts of damages, for which the Company has not recorded any contingency accrual. Additionally, the Company has determined that other legal matters are likely not material to our financial statements, and as such have not discussed those matters above. Although the Company cannot predict with certainty the ultimate resolution of these speculative and immaterial matters, based on our current knowledge, the Company does not believe that the outcome of any of these matters will have a material adverse effect on our financial statements.

Note 12.    Related Party Transactions

Loan Advances in lieu of Future Payouts from WMS

In February 2019, the Company entered into a demand promissory note with WMS (as an advance against future dividends that WMS may pay the Company) for approximately $7.4 million, bearing interest at 6.5% per annum, and concurrently signed an agreement to waive future dividends or other such distributions by WMS to the Company until such time as the outstanding principal on the demand promissory note has been repaid in full. The outstanding demand promissory note would be reduced dollar-for-dollar by any such distribution amounts waived. The Company may prepay the promissory note at any time without prepayment penalty. The entire principal balance of this promissory note together with all accrued but unpaid interest is due on the earliest to occur of (i) demand by the holder, (ii) December 31, 2020 and (iii) the date of acceleration of the promissory note as a result of the occurrence of an event of default. During the year ended December 31, 2019, WMS approved a deemed dividend to the Company totaling $14.2 million, resulting in a full offset of the $7.4 million loan balance and the remainder as cash distribution.

Due to Santander

In connection with the EMC Acquisition, the Company acquired a 49% equity interest in Santander. The Company accounts for its interest in Santander using the equity method and includes our share of Santander’s profits or losses in Income from equity method investments in the condensed consolidated statements of operations. The Company purchased approximately $4.6 million and $5.3 million for the year ended December 31, 2019 and December 31, 2018, respectively, from Santander for their Teleport services and related network operations support services. As of December 31, 2019 and December 31, 2018, the Company owed Santander approximately $1.3 million and $1.3 million, respectively, as remaining payments for these services, which is included in accounts payable and accrued liabilities in the condensed consolidated balance sheets for their teleport services and related network operations support services.
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
Due from WMS

During the years ended December 31, 2019 and 2018, sales to WMS were approximately $0.5 million and $0.8 million for the Company’s services provided to WMS for WMS’s onboard cellular equipment under the terms of the WMS operating agreement and an associated master services agreement with WMS. These sales are included in Revenue in the Consolidated Statements of Operations. As of December 31, 2019, and 2018, the Company had a balance due from WMS of $0.1 million and $0.2 million, respectively, included in Accounts receivable, net in the Consolidated Balance Sheets.

Note 13.    Equity Transactions

Common Stock

On April 15, 2020, the Board of Directors approved a reverse stock split of the Company’s outstanding and authorized shares of common stock at a ratio of 1-for-25 (the “Reverse Stock Split”). As a result of the Reverse Stock Split, the number of the Company’s issued and outstanding shares of common stock was decreased from 92,944,935 to 3,717,797, all with a par value of $0.0001. The effective date of the Reverse Stock Split was April 16, 2020. The Reverse Stock Split affects all stockholders uniformly and will not alter any stockholder’s percentage interest in the Company’s common stock, except for adjustments that may result from the treatment of fractional shares as follows: (i) no fractional shares will be issued as a result of the Reverse Stock Split; and (ii) stockholders who would have been entitled to a fractional share as a result of the Reverse Stock Split will instead receive a cash payment from the transfer agent in an amount equal to the fractional share multiplied by the closing price of our common stock the day before the Reverse Stock Split became effective. All share and per share amounts presented in these financial statements, have been adjusted for this Reverse Stock Split.
Issuance of Common Stock

In August 2016, the Company issued approximately 72,000 shares of its common stock as partial consideration for the Sound Recording Settlements. The Company is obligated to issue an additional 20,000 shares of its common stock to UMG in connection with the litigation when and if the share price of the Company’s common stock exceeds $250.00 per share and an additional 16,000 shares of its common stock when and if the closing price exceeds $300.00 per share (together, the “Supplemental Shares”) at any time in the future if the share price reaches these price thresholds. In lieu of issuing the Supplemental Shares of the Company’s common stock upon exceeding the respective share price thresholds, the Company may pay the equivalent in cash at its sole discretion. If the Company were to experience a liquidation event, as defined in the settlement documentation, and if the equivalent liquidation price per share at that time exceeds one or both of the share price thresholds, the Company is obligated to pay the equivalent liquidation price per share in cash in lieu of issuing the Supplemental Shares. See Note 11. Commitments and Contingencies for a further description of the Sound Recording Settlements.
2013 Equity Plan

Under the Company’s 2013 Amended and Restated Equity Incentive Plan (as amended, the “2013 Equity Plan”), the Administrator of the Plan, which is the Compensation Committee of the Company’s Board of Directors, was able to grant up to 440,000 shares (through stock options, restricted stock, restricted stock units (“RSUs”)) (including both time-vesting and performance-based RSUs) and other incentive awards) to employees, officers, non-employee directors, and consultants. The Company ceased using the 2013 Equity Plan for new equity issuances in December 2017, upon receiving stockholder approval of the Company’s new 2017 Omnibus Long-Term Incentive Plan, although the Company continues to have outstanding previously granted equity awards issued under the 2013 Equity Plan. These previously granted awards represent the right to receive 282,812 shares of the Company’s common stock (as of January 18, 2018) if and when they later vest and/or are exercised. See “2017 Equity Plan” immediately below.
2017 Equity Plan

On December 21, 2017, the Company’s stockholders approved a new 2017 Omnibus Long-Term Incentive Plan (the “2017 Omnibus Plan”). The Company had 83,914 shares remaining shares available for issuance under the 2013 Equity Plan (as of that date) and those shares rolled into the 2017 Omnibus Plan became available for grant thereunder. The 2017 Omnibus Plan separately made available 260,000 shares of the Company’s common stock for new issuance thereunder, in addition to those rolled over from the 2013 Equity Plan. The Administrator of the 2017 Omnibus Plan, which is the Compensation Committee of the Company’s Board of Directors, may grant share awards (through stock options, restricted stock, RSUs (including both time-vesting and performance-based RSUs) and other incentive awards) to employees, officers, non-employee directors, and consultants.
On June 25, 2018, the Company’s stockholders approved an amendment and restatement of the 2017 Equity Plan that increased by 80,000 the number of shares of the Company’s common stock authorized for issuance thereunder.
Stock Repurchase Program

In March 2016, the Company’s Board of Directors authorized a stock repurchase program under which the Company may repurchase up to $50.0 million of its common stock. Under the stock repurchase program, the Company may repurchase shares from time to time using a variety of methods, which may include open-market purchases and privately negotiated transactions. The extent to which the Company repurchases its shares, and the timing and manner of such repurchases, will depend upon a variety of factors, including market conditions, regulatory requirements and other corporate considerations, as determined by management. The Company measures all potential buybacks against other potential uses of capital that may arise from time to time. The repurchase program does not obligate the Company to repurchase any specific number of shares, and may be suspended or discontinued at any time. The Company expects to finance any purchases with existing cash on hand, cash from operations and potential additional borrowings. The Company did not repurchase any shares of its common stock during the years ended December 31, 2019 and 2018. As of December 31, 2019, the remaining authorization under the stock repurchase plan was $44.8 million.

Stock-Based Awards

EMC Employment Inducement Awards

In connection with the EMC Acquisition, the Company granted certain EMC employees, in the aggregate, nonqualified stock options to purchase 2,904 shares of the Company’s common stock and 2,950 restricted stock units as employment inducement awards. The exercise price per share of the nonqualified stock options was equal to the closing price of the Company’s stock on the EMC Acquisition Date. The options are subject to continuous employment and vested with respect to one-fourth of the underlying shares on July 27, 2017, with the remainder vesting monthly on a pro rata basis thereafter over the next three years until fully vested. Subject to continuous employment through each vesting date, the restricted stock units will vest in four equal installments, with the first installment vested on July 27, 2017 and the remaining installments vesting annually thereafter.

Stock Options

The exercise price of stock option awards granted is generally equal to the per share closing price of the common stock on the date the options were granted. Employee stock option grants generally have five- and seven- year terms (depending on when they were issued) and employee stock options generally vest over a four-year period, with 1/4th on the anniversary of the vesting commencement date and 1/36th monthly thereafter, over the remaining three-year period.

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

The fair values of stock options issued were determined on the grant date using the Black-Scholes option pricing model and the following weighted assumptions for the years ended December 31, 2019 and 2018:

	2019	2018
Common stock price on grant date	$0.65	$2.69
Expected life (in years)	4.75	4.75
Risk-free interest rate	1.75%	2.76%
Expected stock volatility	82%	64%
Expected dividend yield	0%	0%
Fair value of stock options granted	$0.42	$1.47

There was no significant intrinsic value of options exercised during the years ended December 31, 2019 and 2018.

Stock option activity for the year ended December 31, 2019 is as follows:

	Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Balance unexercised at January 1, 2019	211	$168.25	3.34	$—
Granted	55	$16.25
Exercised	—	$—
Forfeited	(94)	$183.50
Balance unexercised at December 31, 2019	172	$111.25	4.18	$—
Exercisable at December 31, 2019	95	$174.00	2.32	$—
Vested and expected to vest after December 31, 2019	172	$111.25	4.18	$—

The following is a summary of the Company’s stock options outstanding at December 31, 2019:

Range of Exercise Price	Number Outstanding (in thousands)	Weighted Average Remaining Contractual Term (in years)	Weighted Average Exercise Price	Number Exercisable (in thousands)	Weighted Average Exercise Price
$338.50 - $338.50	4	0.42	$338.50	4	$338.50
$328.75 - $328.75	8	0.21	$328.75	8	$328.75
$326.75 - $326.75	—	0.32	$326.75	—	$326.75
$312.75 - $312.75	9	0.59	$312.75	9	$312.75
$200.75 - $231.25	6	1.37	$228.50	6	$229.00
$73.00 - $155.50	61	2.58	$132.25	52	$139.00
$66.25 - $66.25	27	5.43	$66.25	14	$66.25
$62.50 - $62.50	2	4.95	$62.50	1	$62.50
$17.75 - $58.75	1	5.97	$55.75	—	$58.75
$16.25 - $16.25	55	7.06	$16.25	—	$—
	173	4.17	$111.25	95	$174.00

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

Under the 2017 Omnibus Plan, beginning on June 25, 2018, the Compensation Committee of the Company’s Board of Directors (the “Committee”) granted new RSU awards (“KBL RSUs”) to the Company’s key business leaders with time-based vesting conditions that differ from the time-based vesting conditions in previous RSU awards. These KBL RSU awards (along with the KBL PSU and $100 and $200 Goal Stock Options discussed below) were sized as multi-year grants and are intended to replace the Company’s traditional annual refresher equity program. Except in the case of the Company’s Executive Chairman, these KBL RSUs generally vest as follows: (i) 50% of the RSUs will vest on the second anniversary of the vesting commencement date, (ii) 25% of the RSUs will vest on the third anniversary of the vesting commencement date and (iii) 25% of the RSUs will vest on the fourth anniversary of the vesting commencement date, subject to the recipient’s continuous service through each applicable vesting date.

The KBL RSUs granted to the Company’s Executive Chairman generally vest with respect to 25% of the RSUs on each of March 27, 2019, March 27, 2020, March 27, 2021 and March 27, 2022, subject to his continuous service as either an employee of the Company or a member of the Company’s Board through each applicable vesting date.

During the years ended December 31, 2019 and 2018, the Committee also granted 29,333 RSUs and 135,667 RSUs, respectively, to certain employees. The 2018 grants vest as detailed above for the 2017 Omnibus Plan.
RSU activity during the year ended December 31, 2019 was as follows:

	Shares (in thousands)	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value (in thousands)
Balance nonvested at January 1, 2019	237	$75.75	$13,185
Granted	29	$21.75
Vested	(57)	$84.75
Forfeited	(47)	$72.75
Balance nonvested at December 31, 2019	162	$63.50	$2,031
Vested and expected to vest at December 31, 2019	161	$63.25	$2,015

The total fair value of RSUs vested during the years ended December 31, 2019 and 2018 was $1.4 million and $2.2 million and, respectively.

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

Under the 2017 Omnibus Plan, beginning on June 25, 2018, the Committee granted new PSU awards (“KBL PSUs”) to key business leaders with time- and performance-based vesting conditions that differ from those conditions applicable to previous PSU awards. Except in the case of our Executive Chairman, these KBL PSUs generally vest as follows: (i) 50% of the PSUs will vest on the second anniversary of the vesting commencement date, (ii) 25% of the PSUs will vest on the third anniversary of the vesting commencement date and (iii) 25% of the PSUs will vest on the fourth anniversary of the vesting commencement date, subject to the recipient’s continuous service through each vesting date, and provided that the Company’s volume-weighted average price per share of common stock (“VWAP”) equals or exceeds $100.00 for 45 consecutive trading days at any time on or prior to the fifth anniversary of the grant date.

The KBL PSUs granted to our Executive Chairman generally vest with respect to 25% of the PSUs on each of March 27, 2019, March 27, 2020, March 27, 2021 and March 27, 2022, subject to his continuous service as either an employee of the Company or a member of the Company’s Board through each applicable vesting date, and provided that the Company’s VWAP equals or exceeds $100.00 for 45 consecutive trading days at any time on or prior to June 25, 2023.

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

During the year ended December 31, 2019, the Company granted 14,667 PSUs with a weighted-average grant date fair value of $12.25 per unit and using a risk-free rate of 2.15%. As of December 31, 2019, there were 64,886 unvested PSUs outstanding. During the year ended December 31, 2018, the Company granted 67,833 PSUs with a weighted-average grant date fair value of $50.25 per unit and using a risk-free rate of 2.75%. As of December 31, 2018, there were 85,590 nonvested PSUs outstanding.

Phantom Stock Options

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
During 2018, the Company granted two types of phantom options, which the Company refers to as the “$100 Goal Stock Options” and the “$200 Goal Stock Options.”

•
$100 Goal Stock Options. The $100 Goal Stock Options have a five-year term, are subject to both time-based and performance-based vesting conditions and, except in the case of the Company’s Executive Chairman, generally vest and become exercisable as follows: (i) 50% of the Stock Options will vest on the second anniversary of the vesting commencement date, (ii) 25% of the Stock Options will vest on the third anniversary of the vesting commencement date and (iii) 25% of the Stock Options will vest on the fourth anniversary of the vesting commencement date, subject to the recipient’s continuous service through each applicable vesting date, and provided that the Company’s VWAP equals or exceeds $100.00 for 45 consecutive trading days at any time on or prior June 25, 2023. The $100 Goal Stock Options granted to the Company’s Executive Chairman generally vest and become exercisable as follows: (i) 50% of the Stock Options were vested at grant on June 25, 2018, (ii) 25% of the Stock Options will vest on March 27, 2019 and (iii) 25% of the Stock Options will vest on March 27, 2020, subject to the continuous service of the Executive Chairman as either an employee of the Company or a member of the Company’s Board through each applicable vesting date, and provided that the Company’s VWAP equals or exceeds $100.00 for 45 consecutive trading days at any time on or prior to the fifth anniversary of the grant date.

•
$200 Goal Stock Options. The $200 Goal Stock Options have a seven-year term, are subject to both time-based and performance-based vesting conditions and, except in the case of the Company’s Executive Chairman, generally vest and become exercisable as follows: (i) 50% of the Stock Options will vest on the second anniversary of the vesting commencement date and (ii) 50% of the Stock Options will vest on the third anniversary of the vesting commencement date, subject to the recipient’s continuous service through each applicable vesting date, and provided that the Company’s VWAP equals or exceeds $200.00 for 45 consecutive trading days at any time on or prior to June 25, 2025. The $200 Goal Stock Options granted to the Company’s Executive Chairman generally vest and become exercisable as follows: (i) 50% of the Stock Options were vested at grant on June 25, 2018, (ii)25% of the Stock Options will vest on March 27, 2019 and (iii) 25% of the Stock Options will vest on March 27, 2020, subject to the continuous service of the Executive Chairman as either an employee of the Company or a member of the Company’s Board through each applicable vesting date, and provided that the Company’s VWAP equals or exceeds $200.00 for 45 consecutive trading days at any time on or prior to the seventh anniversary of the grant date.

•	Exercise Price. The exercise price for all of the Stock Options equals the Company’s Nasdaq closing price on the grant date.
During the year ended December 31, 2019, the Company granted 53,768 phantom options with a weighted-average grant date fair value of $9.25 per unit. As of December 31, 2019, there were 228,081 unvested phantom options outstanding. During the year ended December 31, 2018, the Company granted 270,630 phantom options with a weighted-average grant date fair value of $26.75 per unit, of which 18,472 were canceled prior to December 31, 2018, due to employee departures. As of December 31, 2018, there were 238,965 nonvested phantom options outstanding.
As of December 31, 2019, the aggregate estimated fair value of our cash-settled phantom stock options was $0.8 million for which the vested portion recognized as a liability in our consolidated balance sheet was $0.5 million.

Stock-Based Compensation Expense

Stock-based compensation expense related to all employee and, where applicable, non-employee stock-based awards was as follows for the years ended December 31, 2019 and 2018 (in thousands):

	Year Ended December 31,
	2019	2018
Consolidated Statement of Operations Classification:
Cost of sales	$278	$547
Sales and marketing	271	498
Product development	332	753
General and administrative	5,462	11,019
Total	$6,343	$12,817

As of December 31, 2019, the Company had approximately $8.3 million of unrecognized employee related stock-based compensation, which it expects to recognize over a weighted-average period of approximately 2.02 years.

Public SPAC Warrants

The Public SPAC Warrants expired on January 31, 2018. Prior to their expiration, the Company accounted for its 6,173,228 Public SPAC Warrants as derivative liabilities in the Consolidated Balance Sheets. During the year ended December 31, 2018 the Company recorded less than $0.1 million in Change in fair value of derivatives in the Consolidated Statements of Operations as a result of the remeasurement of these warrants at the respective balance sheet dates.
Warrants Repurchase Program

During the year ended December 31, 2014, the Board of Directors authorized the Company to repurchase Public SPAC Warrants for an aggregate purchase price, payable in cash and/or shares of common stock, of up to $25.0 million (inclusive of prior warrant purchases). In August 2015, the Board of Directors increased this amount by an additional $20.0 million. As of December 31, 2019, $16.7 million remained available for warrant repurchases under this authorization. The amount the Company spends (and the number of Public SPAC Warrants repurchased) varies based on a variety of factors including the warrant price. The Company did not repurchase any warrants during the years ended December 31, 2019 or 2018.
Searchlight Warrants

On March 27, 2018 (the “Searchlight Closing Date”), the Company issued to Searchlight warrants to acquire an aggregate of 722,631 shares of common stock at an exercise price of $0.25 per share (the “Searchlight Penny Warrants”), and warrants to acquire an aggregate of 520,000 shares of common stock at an exercise price of $39.25 per share (the “Searchlight Market Warrants” and, together with the Searchlight Penny Warrants, the “Searchlight Warrants”), for an aggregate price of $150.0 million.

The Searchlight Warrants vest and are exercisable at any time and from time to time after the Vesting Date (as defined below) until on or prior to the close of business on the tenth anniversary of the Searchlight Closing Date. The Searchlight Warrants vest and become exercisable on January 1, 2021 (the “Vesting Date”), if the average of the 45-day volume-weighted average price (“VWAP”) of the Company’s common stock (as reported by Nasdaq) is at or above (i) $100.00, in the case of the Searchlight Penny Warrants, and (ii) $60.00, in the case of the Searchlight Market Warrants, in each case for 45 consecutive trading days at any time following the Searchlight Closing Date. The VWAP condition in respect of the Searchlight Market Warrants was satisfied in July 2018.

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

Note 14.    Employee Benefit Plans

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

Under the GEE 401(k) Plan, eligible employees may defer up to 100% of their eligible compensation on either a pre-tax or after-tax Roth 401(k) basis, or up to the annual maximum allowed by the Internal Revenue Service (“IRS”). The Company may, but is not obligated to, match a portion of the employee contributions up to a defined maximum. For the years ended December 31, 2019 and 2018, the Company recognized a total expense of $2.3 million and $2.3 million, respectively, for matching contribution for both 401(k) plans.

Note 15.    Income Taxes

United States and foreign income (loss) from operations before income taxes was as follows (in thousands):

	Year Ended December 31,
	2019	2018
United States	$(166,326)	$(239,989)
Foreign	22,409	6,458
Loss before income taxes	$(143,917)	$(233,531)

The income tax provision based on the income (loss) from operations was as follows (in thousands):

	Year Ended December 31,
	2019	2018
Current provision (benefit):
Federal	$(2,046)	$289
State	(174)	211
Foreign	15,679	10,473
Total current provision	13,459	10,973
Deferred benefit:
Federal	9	(6,924)
State	10	(331)
Foreign	(3,952)	(650)
Total deferred benefit	(3,933)	(7,905)
Total income tax provision (benefit)	$9,526	$3,068

Income taxes differ from the amounts computed by applying the federal income tax rate of 21% for 2019 and 2018. A reconciliation of this difference is as follows (in thousands):

	Year Ended December 31,
	2019	2018
Income tax benefit at federal statutory rate	$(30,223)	$(49,042)
State income tax, net of federal benefit	(164)	(185)
Permanent items	766	633
Change in fair value of financial instruments	(224)	(4)
Forfeited foreign net operating losses	42,541	—
Stock-based compensation	1,551	2,700
Tax credits	(124)	(106)
Other	535	(12,636)
Uncertain tax positions	396	107
Withholding taxes	6,456	9,137
Rate differential	(350)	6,657
Change in enacted tax rate	(132)	54
Change in valuation allowance	(11,502)	69,508
Income tax provision (benefit)	$9,526	$3,068

Significant factors impacting the 2019 effective tax rate include foreign withholding taxes, forfeited foreign net operating losses due to liquidations and valuation allowance on deferred tax assets.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the deferred income taxes are as follows (in thousands):

	December 31,
	2019	2018
Deferred tax assets:
Goodwill	$5,134	$6,734
Allowances and reserves	2,016	1,469
Accrued liabilities	2,063	3,908
Inventories	2,120	1,839
Stock-based compensation	3,596	4,363
Interest expense carryover	38,615	23,877
Tax credits	2,860	2,225
Net operating losses	116,290	144,010
Right of use liability	13,519	—
Other	1,074	448
Total deferred tax assets	187,287	188,873
Less: valuation allowance	(152,987)	(161,511)
Net deferred tax assets	$34,300	$27,362

Deferred tax liabilities:
Property, plant and equipment	$(9,387)	$(8,737)
Right of use assets	(10,733)	—
Intangible assets	(1,315)	(7,149)
Investments in affiliates	(15,675)	(17,253)
Debt costs	(1,589)	(2,550)
Total deferred tax liabilities	(38,699)	(35,689)
Net deferred tax liabilities	$(4,399)	$(8,327)

The Company is subject to taxation in the U.S. and various states and foreign jurisdictions. The Company is currently under audit in certain foreign tax authorities. The audits are in varying stages of completion. With certain exceptions, as of December 31, 2019, the Company’s tax years from 2014 through 2019 are subject to examination by the tax authorities. The use of NOL carryforwards in future periods could trigger a review of attributes and other tax matters in years that are not otherwise subject to examination.
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
As of December 31, 2019, the Company has recorded a valuation allowance of $136.6 million and $16.4 million against its domestic and certain foreign deferred tax assets, respectively, due to the uncertainties over its ability to realize future taxable income in those jurisdictions. As of December 31, 2018, the valuation allowance on domestic and foreign deferred tax assets were $104.1 million and $57.4 million, respectively.

As of December 31, 2019, and 2018, the Company had federal NOL carry-forwards of $427.2 million and $374.5 million, respectively, and in addition, the Company had state NOL carry-forwards of $235.9 million and $161.2 million, respectively. In addition, the Company had foreign NOL carry-forward from various jurisdictions of $54.6 million and $220.1 million as of December 31, 2019 and 2018, respectively. The Company’s federal, state and foreign NOLs will begin to expire during the fiscal years ending in December 31, 2027, 2023, and 2022 respectively. These NOLs may be used to offset future taxable income, to the extent the Company generates any taxable income, and thereby reduce or eliminate future federal income taxes otherwise payable.

The Internal Revenue Code of 1986, as amended, imposes substantial restrictions on the utilization of net operating losses in the event of an “ownership change” of a corporation. Accordingly, a company’s ability to use net operating losses may be materially limited as prescribed under Internal Revenue Code Section 382 (“IRC Section 382”). Events which may cause limitations in the amount of the net operating losses that the Company may use in any one year include, but are not limited to, a cumulative ownership change of more than 50% over a three-year period. Due to the effects of historical equity issuances, the Company has determined that the future utilization of a portion of its net operating losses is limited annually pursuant to IRC Section 382.

Prior to the Tax Act, U.S. taxes were not provided for on cumulative earnings of the Company’s foreign subsidiaries as the Company had intended to invest the undistributed earnings indefinitely. However, as a result of the Tax Act, all of the accumulated earnings of its foreign subsidiaries were taxed for U.S. federal purposes. The Company has provisionally asserted that the $32.5 million earnings of its foreign subsidiaries will continue to be indefinitely reinvested. If in the future these earnings are repatriated to the United States, or if the Company determines that the earnings will be remitted in the foreseeable future, additional provisions for U.S. states not conforming to the federal Tax Act and foreign withholding taxes may be required. It is not practical to calculate the deferred taxes associated with these earnings because of the variability of multiple factors that would need to be assessed at the time of any assumed repatriation; however, foreign tax credits may be available to reduce federal income taxes in the event of distribution.

As of December 31, 2019, and 2018, the liability for income taxes associated with uncertain tax positions was $7.7 million and $7.9 million, respectively.

The net decrease in the liabilities during the year is primarily attributable to activity related to ongoing examinations by the Canada Revenue Agency regarding the taxability and presence of the subsidiary’s locations in Dubai and whether income derived from Dubai would have constituted taxable earnings subject to Canadian income tax. The net amounts of $7.2 million and $7.8 million as of December 31, 2019 and 2018, respectively, if recognized, would favorably affect the Company’s effective tax rate.

The following table summarizes the changes to unrecognized tax benefits for the years ended December 31, 2019 and 2018 (in thousands):

	2019	2018
Balance at beginning of year	$7,942	$8,728
Reversal of prior tax positions	(86)	(786)
Settlements	(196)	—
Balance at end of year	$7,660	$7,942

The Company’s continuing practice is to recognize interest and penalties, if any, related to uncertain tax positions in income tax expense. As of December 31, 2019 and 2018, the Company had accrued $6.4 million and $6.3 million, respectively, of interest and penalties related to uncertain tax positions, which are not included in the table above.

The following table summarizes the changes in the valuation allowance balance for the years ended December 31, 2019 and 2018 (in thousands):

Amount
Balance at December 31, 2017	$85,393
Increase in valuation allowance	76,118
Balance at December 31, 2018	161,511
Decrease in valuation allowance	(8,524)
Balance at December 31, 2019	$152,987

Note 16.    Segment Information

The Company reports its operations through two operating segments—Media & Content and Connectivity. The CODM evaluates financial performance and allocates resources by reviewing revenue, costs of sales and contribution profit separately for the Company’s two segments. Total segment gross margin provides the CODM a measure to analyze operating performance of each of the Company’s operating segments and its enterprise value against historical data and competitors’ data, although historical results may not be indicative of future results, as operating performance is highly contingent on many factors, including customer tastes and preferences. All other financial information is reviewed by the CODM on a consolidated basis.

Revenue and contribution profit by segment were as follows (in thousands):

	Year Ended December 31,
	2019	2018
Revenue:
Media & Content
Licensing & Services	$311,079	$315,409
Connectivity
Services	281,083	290,818
Equipment	64,715	40,867
Total	345,798	331,685
Total revenue	$656,877	$647,094
Cost of sales(1):
Media & Content
Licensing & Services	$234,229	$225,318
Connectivity
Services	240,375	255,546
Equipment	49,121	31,529
Total	289,496	287,075
Total cost of sales	$523,725	$512,393
Gross Margin:
Media & Content	$76,850	$90,091
Connectivity	56,302	44,610
Total Gross Margin	133,152	134,701
Other operating expenses	197,900	244,784
Loss from operations	$(64,748)	$(110,083)

(1)
Includes depreciation expense of $0.1 million (Media & Content) and $36.9 million (Connectivity) for the year ended December 31, 2019, and $0.4 million (Media & Content) and $42.2 million (Connectivity) for the year ended December 31, 2018.

The Company’s total assets by segment were as follows (in thousands):

	December 31,
	2019	2018
Segment assets:
Media & Content	$316,340	$346,280
Connectivity	331,368	355,144
Total segment assets	647,708	701,424
Corporate assets	20,872	15,663
Total assets	$668,580	$717,087

Geographical revenue by segment as presented below is based on the billing location of the customer. Revenue from external customers was as follows (in thousands):

	Year Ended December 31,
	2019	2018
Media & Content:
United States and Canada	$67,121	$64,763
Europe	50,196	58,855
Asia and Middle East	164,233	160,009
Other	29,529	31,782
Total	$311,079	$315,409
Connectivity:
United States	$231,932	$284,498
Europe	79,574	37,998
Africa, Middle East and Asia	20,433	6,991
Other	13,859	2,198
Total	$345,798	$331,685
Total revenue	$656,877	$647,094

The following table summarizes net property, plant and equipment by country (in thousands):

	December 31,
	2019	2018
Media & Content:
United States and Canada	$625	$1,093
United Kingdom	3,194	3,890
India	1,544	1,663
Other	706	172
Total	$6,069	$6,818
Connectivity:
United States	$112,491	$141,887
Germany	13,717	16,507
Other	3,745	5,405
Total	$129,953	$163,799
Corporate
United States	$9,273	$5,960
Total	$9,273	$5,960
Property, plant and equipment, net	$145,295	$176,577

Note 17. Fair Value Measurements
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

Due to the short-term nature, carrying amounts of cash and cash equivalents, restricted cash, accounts receivable and accounts payable approximate fair value.

The following tables summarize the Company’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2019, and 2018, respectively (in thousands, except as presented in footnotes to the tables):

	December 31, 2019	Quotes Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Liabilities:
Contingently issuable shares(2)	$305	$—	$—	$305
Phantom stock options(3)	464	—	—	464
Total	$769	$—	$—	$769

	December 31, 2018	Quotes Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Liabilities:
Earn-out liability(1)	$114	$—	$—	$114
Contingently issuable shares(2)	1,371	—	—	1,371
Phantom stock options(3)	1,564	—	—	1,564
Total	$3,049	$—	$—	$3,049

(1)	Represents aggregate earn-out liabilities for the Company’s acquisitions of WOI, RMG, navAero and masFlight assumed in business combinations for the year ended December 31, 2015.

(2)
In connection with the Sound Recording Settlements (as described below in Note 11. Commitments and Contingencies), the Company is obligated to issue to UMG (as defined in that Note) 20,000 shares of its common stock when and if the closing price of the Company's common stock exceeds $250.00 per share and an additional 16,000 shares of common stock when and if the closing price of the Company’s common stock exceeds $300.00 per share. Such contingently issuable shares are classified as liabilities and are re-measured to fair value each reporting period.

(3)
The Company’s cash-settled phantom stock options, granted during 2018, are accounted for as liability awards and are re-measured at fair value each reporting period with compensation expense being recognized over the requisite service period. As of December 31, 2019, the aggregate estimated fair value of the Company’s cash-settled phantom stock options was $0.8 million, for which the vested portion recognized as a liability in its Consolidated Balance Sheets was $0.5 million. The cash-settled phantom stock options are described in more detail in Note 13. Equity Transactions.

The following tables present the fair value roll-forward reconciliation of Level 3 assets and liabilities measured at fair value for the years ended December 31, 2019 and 2018, respectively (in thousands):

	Phantom stock Options (Level 3)	Liability Warrants (Level 3)	Contingently Issuable Shares (Level 3)	Earn-Out Liabilities (Level 3)
Balance, December 31, 2017	$—	$20	$1,448	$114
Fair value of cash-settled phantom stock options	1,564	—	—	—
Change in value	—	(20)	(77)	—
Balance, December 31, 2018	1,564	—	1,371	114
Change in value	(1,100)	—	(1,066)	(114)
Balance, December 31, 2019	$464	$—	$305	$—
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

Contingently Issuable Shares. The liabilities for these contingently issuable shares are included in Accounts payable and accrued liabilities on the December 31, 2019, Consolidated Balance Sheet. The fair values of these contingently issuable shares were determined using a quantitative put option method. The change in the fair value of the contingently issuable shares are included in change in fair value of derivatives in the December 31, 2019, Consolidated Statement of Operations.

The following table presents information about significant unobservable inputs related to Level 3 financial liabilities as of December 31, 2019:

	Phantom Stock Options		Contingently Issuable Shares
	Tranche 1	Tranche 2	Tranche 1	Tranche 2
Assumed liquidation company share price	N/A	N/A	$250.00	$300.00
Common stock price at December 31, 2019	$12.50	$12.50	$12.50	$12.50
Exercise price	$100.00	$200.00	N/A	N/A
Estimated term (in years)	3.5 - 6.6	3.5 - 5.5	23.32	24.74
Expected stock volatility	75.6% - 98.7%	79.6% - 98.7%	86.0%	86.0%
Risk free rate	1.60% - 1.83%	1.60% - 1.70%	N/A	N/A
Dividend yield	—%	—%	—%	—%
Implied discount for lack of marketability (1)	N/A	N/A	32.3%	32.3%

(1)	A discount for lack of marketability was applied to the resulting values as the shares, when issued, may not initially be registered with the SEC.

Nonrecurring Fair Value Measurements. The Company measures its equity method investments at fair value on a nonrecurring basis, when they are deemed to be other-than-temporarily impaired, using Level 3 unobservable inputs. Based on our non-controlling 49% interest, and having no direct comparable publicly-listed competitor to WMS, management concluded that utilizing the income approach, specifically the discounted cash flow method, would be the most reasonable method of assessing the fair value of WMS. During the year ended December 31, 2018, the Company recorded an impairment charge of $51.0 million relating to its WMS equity investment after determining that the carrying value of its interest in the WMS joint venture exceeded the estimated fair value of its interest. The net carrying value of our WMS equity investment as of December 31, 2019 amounted to $76.1 million. See Note 8. Equity Method Investments.

The following table shows the carrying amounts of the Company’s long-term debt in the consolidated financial statements (in thousands):

	December 31, 2019		December 31, 2018
	Carrying Amount (7)	Fair Value	Carrying Amount	Fair Value
Senior secured term loan facility, due January 2023 (+)(1)	$485,166	$454,168	$455,292	$473,344
Senior secured revolving credit facility, due January 2022 (+)(2)	43,315	43,315	54,015	54,015
2.75% convertible senior notes due 2035 (1) (3)	71,126	37,125	70,419	49,064
Second lien notes, due 2023 (4) (5)	149,772	99,922	128,178	112,230
Other debt (6)	23,683	23,685	1,707	1,707
	$773,062	$658,215	$709,611	$690,360
(+) This facility is a component of the 2017 Credit Agreement

(1)	The estimated fair value is classified as Level 2 financial instrument and was determined based on the quoted prices of the instrument in an over-the-counter market.

(2)
The estimated fair value is considered to approximate carrying value given the short-term maturity and is classified as Level 3 financial instruments. The Company expect to draw on the 2017 Revolving Loans from time to time to fund its working capital needs and for other general corporate purposes.

(3)
The fair value of the 2.75% Convertible Notes is exclusive of the conversion feature therein, which was originally allocated for reporting purposes at $13.0 million, and is included in the Consolidated Balance Sheets within “Additional paid-in capital” (see Note 13. Equity Transactions). The principal amount outstanding of the Convertible Notes was $82.5 million as of December 31, 2019, and the carrying amounts in the above table reflect this outstanding principal amount net of debt issuance costs and discount associated with the equity component.

(4)
The principal amount outstanding of the Second Lien Notes, due June 2023 as set forth in the above table was $178.0 million as of December 31, 2019, and includes approximately $28.0 million of payment-in-kind (“PIK”) interest converted to principal since debt issuance. The value allocated to the attached penny warrants and market warrants for financial reporting purposes was $14.9 million and $9.3 million, respectively. These qualify for classification in stockholders’ equity and are included in the Consolidated Balance Sheets within “Additional paid-in capital” (see Note 10. Financing Arrangements).

(5)	The fair value of the Second Lien Notes was determined based on a Black-Derman-Toy interest rate Lattice model. The key inputs of the valuation model contain certain Level 3 inputs.

(6)
The estimated fair value is considered to approximate carrying value and is classified as Level 3 financial instruments. As of December 31, 2019, Other debts primarily consisted of: (i) $3.4 million financing for transponder purchases and (ii) $19.0 million of finance lease liability relating to an assessed right-of-use over a satellite bandwidth capacity (refer to Note 4. Leases for details).

(7)	The carrying amounts at December 31, 2019 and 2018 are presented net of $60.5 million and $65.2 million of unamortized bond discounts and issuance costs, respectively.

Draw Down of the Revolving Credit Facility. On February 28, 2020, in an abundance of caution regarding the uncertainty related to the COVID-19 pandemic, as of the time of filing for this 10-K we have fully drawn down the available capacity under the revolving credit facility, with a corresponding increase in our cash on hand.

Note 18.    Concentrations

Concentrations of Credit and Business Risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash and cash equivalents and accounts receivable.

At December 31, 2019 and 2018, the Company’s cash and cash equivalents were maintained primarily with major U.S. financial institutions and foreign banks. Deposits with these institutions at times exceed the federally insured limits, which potentially subjects the Company to concentration of credit risk. The Company has not experienced any losses related to these balances and believes that there is minimal risk. Of its cash and cash equivalents as of December 31, 2019, approximately $10.5 million was held by its foreign subsidiaries. If these funds were repatriated for use in the Company’s U.S. operations, the Company may be required to pay income taxes in the U.S. on the repatriated amount at the tax rates then in effect, reducing the net cash proceeds to the Company after repatriation. In the event the Company elects to repatriate any of these funds, the Company believes it has sufficient net operating losses for the foreseeable future to offset any repatriated income. As a result, the Company does not expect any such repatriation would create a tax liability in the U.S. or have a material impact on its effective tax rate.

A substantial portion of the Company’s revenue is generated through arrangements with Southwest Airlines. The Company may not be successful in renewing these agreements, or if they are renewed, they may not be on terms as favorable as current agreements. The percentage of revenue generated through the customer representing more than 10% of consolidated revenue is as follows:

	Year Ended December 31,
	2019	2018
Southwest Airlines as percentage of Total Revenue	21%	18%
Southwest Airlines as percentage of Total Connectivity Revenue	38%	35%

No other customer accounted for revenue greater than 10% for the two years presented. Accounts receivable from Southwest Airlines represented 17% and 16% of total accounts receivable at December 31, 2019 and 2018, respectively.

Note 19.    Net Results Per Share

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
The following table sets forth the computation of basic and diluted net loss per share of common stock (in thousands, except per share amounts):

	Year Ended December 31,
	2019	2018
Net income (loss) (Numerator):
Net loss	$(153,443)	$(236,599)
Net loss attributable to Global Eagle Entertainment, Inc. common stockholders for basic and diluted EPS	$(153,443)	$(236,599)
Net loss for dilutive EPS	$(153,443)	$(236,599)
Shares (Denominator):
Weighted average common shares outstanding - basic	3,697	3,653
Weighted average common shares outstanding - diluted	3,697	3,653
Net loss per share:
Basic	$(41.50)	$(64.77)
Diluted	$(41.50)	$(64.77)

The following weighted average common equivalent shares are excluded from the calculation of the Company’s net loss per share as their inclusion would have been anti-dilutive (in thousands):

	Year Ended December 31,
	2019	2018
Employee stock options	163	234
Restricted stock units (including performance stock units)	175	136
Public SPAC Warrants(1)	—	21
Convertible notes	178	178
Contingently issuable shares(2)	36	36
Searchlight Market Warrants(3)	397	397
Searchlight Penny Warrants(3)	552	552

(1)	These are 6,173,228 “Public SPAC Warrants”, which expired on January 31, 2018. See Note 13. Equity Transactions.

(2)
In connection with a Sound Recording Settlement, the Company is obligated to issue 20,000 shares of its common stock when and if the closing price of its common stock exceeds $250.00 per share, and 16,000 shares of its common stock when and if the closing price of its common stock exceeds $300.00 per share. See Note 11. Commitments and Contingencies.

(3)
On March 27, 2018, the Company issued $150 million in aggregate principal amount of its Second Lien Notes to Searchlight, combined with two sets of warrants to acquire the Company’s common stock . For further details, see Note 10. Financing Arrangements.

Note 20.    Quarterly Financial Data (Unaudited)

The following quarterly Consolidated Statements of Operations for the years December 31, 2019 and 2018 are unaudited, and have been prepared on a basis consistent with the Company’s audited consolidated annual financial statements, and include, in the opinion of management, all normal recurring adjustments necessary for the fair statement of the financial information contained in those statements. The results of operations of any quarter are not necessarily indicative of the results that may be expected for any future period (in thousands, except per share amounts).

	Quarter Ended
	Mar. 31, 2018	June 30, 2018	Sept. 30, 2018	Dec. 31, 2018	Mar. 31, 2019	June 30, 2019	Sept. 30, 2019	Dec. 31, 2019
Revenue	$156,497	$165,962	$164,027	$160,608	$166,619	$157,467	$169,889	$162,902
Cost of sales	118,496	126,731	128,569	138,597	134,194	124,217	131,873	133,441
Gross margin	38,001	39,231	35,458	22,011	32,425	33,250	38,016	29,461
Operating expenses:
Sales and marketing	9,654	10,877	8,989	8,104	8,249	7,365	6,675	6,470
Product development	8,358	9,872	7,477	7,033	6,979	6,125	6,740	6,808
General and administrative	38,285	29,799	31,620	34,959	27,980	27,161	28,275	26,008
Provision for (gain from) legal settlements	516	(141)	(509)	1,451	508	25	5,555	(1,669)
Amortization of intangible assets	10,747	10,357	9,447	7,889	7,799	7,800	6,778	6,269
Total operating expenses	67,560	60,764	57,024	59,436	51,515	48,476	54,023	43,886
Income (loss) from operations	(29,559)	(21,533)	(21,566)	(37,425)	(19,090)	(15,226)	(16,007)	(14,425)
Interest expense, net	(15,597)	(19,755)	(20,048)	(20,818)	(21,277)	(22,329)	(23,881)	(22,224)
Income from equity method investments(1)	1,161	428	2,022	(49,921)	2,129	2,517	3,130	2,204
Change in fair value of derivatives	564	(655)	(196)	384	938	—	(6)	134
Other income (expense), net	438	(673)	(588)	(194)	(179)	(105)	(202)	(18)
Income (loss) before income taxes	(42,993)	(42,188)	(40,376)	(107,974)	(37,479)	(35,143)	(36,966)	(34,329)
Income tax expense (benefit)	(4,709)	3,722	2,852	1,203	130	3,317	4,308	1,771
Net income (loss)	$(38,284)	$(45,910)	$(43,228)	$(109,177)	$(37,609)	$(38,460)	$(41,274)	$(36,100)
Net income (loss) per share(2):
Basic	$(10.50)	$(12.50)	$(11.75)	$(29.75)	$(10.25)	$(10.50)	$(11.25)	$(9.75)
Diluted	$(10.50)	$(12.50)	$(11.75)	$(29.75)	$(10.25)	$(10.50)	$(11.25)	$(9.75)
Weighted average shares outstanding:
Basic	3,632	3,642	3,656	3,674	3,673	3,690	3,709	3,715
Diluted	3,632	3,642	3,656	3,674	3,673	3,690	3,709	3,715

(1)
During the fourth quarter of 2018, the Company completed an assessment of the recoverability of its equity method investments and determined that the carrying value of its interest in WMS exceeded the estimated fair value of its interest and accordingly, recorded an impairment loss of $51.0 million. See Note 8. Equity Method Investments.

(2)
Quarterly and year-to-date computations of net income (loss) per common share amounts are calculated independently. Therefore, the sum of the per share amounts for the quarters may not agree with the per share amounts for the year.

Note 21.    Subsequent Events

Draw Down on the Revolving Credit Facility

On February 28, 2020, as a precautionary measure to ensure financial flexibility and maintain maximum liquidity in response to the COVID-19 pandemic, we further leveraged our balance sheet, and drew down the remaining $41.8 million under our Revolving Credit Facility with a corresponding increase in our cash on hand. Following the Drawdown, we have no remaining borrowing under the Revolving Credit Facility.
Adoption of Shareholder Rights Plan
On March 19, 2020, our Board adopted a stockholder rights plan, as set forth in a Rights Agreement between the Company and American Stock Transfer and Trust Company, LLC (the “Rights Agreement”), and issued the rights contemplated thereby (the “Rights”) on March 30, 2020. The Rights Plan is intended to promote the fair and equal treatment of all of our stockholders and ensure that no person or group can gain control of us through open market accumulation or other tactics without paying a control premium and potentially disadvantaging the interest of all stockholders. The Rights Plan ensures that our Board has sufficient time to exercise its fiduciary duties to make informed judgments about the actions of third parties that may not be in the best interests of us and our stockholders.
In general terms, the Rights will become exercisable if a person or group becomes the beneficial owner of 20% or more of the Company’s outstanding Common Stock. Stockholders who beneficially owned 20% or more of Global Eagle’s outstanding common stock prior to the issuance of this press release will not trigger the exercisability of the Rights so long as they do not acquire beneficial ownership of any additional shares of common stock at a time when they still beneficially own 20% or more of such common stock, subject to certain exceptions as described in the Rights Plan. In the event that the Rights become exercisable due to the triggering ownership threshold being crossed, each Right will entitle its holder to purchase a number of shares of Common Stock or equivalent securities having a market value at that time of twice the Right’s purchase price. The Rights Agreement is attached to this Annual Report on Form 10-K as Exhibit 4.14.
CARES Act
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act was enacted in response to the COVID-19 pandemic. The CARES Act, among other things, allows employers to defer payment of employer Social Security taxes that are otherwise owed for wage payments made after March 27, 2020, through the end of the calendar year. In addition, the CARES Act provides for various grants, loans and other financial support for certain companies that are affected by the COVID-19 pandemic. We are currently evaluating the impact of this legislation on our consolidated financial position, results of operations, and cash flows. It is possible that further regulatory guidance under the CARES Act will be forthcoming. There is no assurance that any sources of financings under the CARES Act will be available to us on favorable terms or at all.
The COVID-19 pandemic is having a significant negative impact on the Company’s financial performance. The pandemic is ongoing and dynamic in nature and, to date, the travel industry has experienced temporary closures in key regions globally. The extent of the COVID-19 pandemic’s effect on the Company’s operational and financial performance will depend on future developments, including the duration, spread and intensity of the issue, all of which are uncertain and difficult to predict considering the rapidly evolving landscape. The Company’s management is assessing goodwill and long-lived assets for impairment on an ongoing basis as a result of a significant decline in the Company’s market capitalization subsequent to the year ended December 31, 2019, which they believe is driven by investor uncertainty around the Company’s liquidity position, and lower than expected projected financial results in its Media & Content, Aviation Connectivity, Maritime & Land Connectivity reporting units stemming from the COVID-19 pandemic, management has determined that an impairment triggering event occurred in the fiscal quarter ended March 31, 2020. Given these indicators, the Company’s management has determined there is a higher degree of risk in achieving the Company’s financial projections for each reporting unit and as such, decreased projected operating performance and increased the discount rate, which will reduce the fair value of each reporting unit when compared to their respective carrying values. In addition, the extent to which the COVID-19 pandemic will impact the Company’s operations or financial results is uncertain as management is unable to accurately predict the severity and the duration of the pandemic. As a result of these changing factors and uncertainties, the Company continues to evaluate its estimates that have a material adverse impact on the results of operations. As of the filing of Form 10-K on May 14, 2020, a significant goodwill impairment in the first quarter of 2020 is possible. However, we are unable to estimate the magnitude of a potential impairment in our reporting units and potential impairment of our long-lived assets.

Although, the Company’s management is unable to determine with any degree of accuracy the length and severity of the pandemic, they do expect it will have a material adverse impact on the Company’s consolidated financial position, consolidated results of operations, and consolidated cash flows in the first quarter of fiscal 2020. The extent and duration of the pandemic remains uncertain and may impact consumer purchasing activity if disruptions continue throughout the year which could continue to impact the Company. Due to the developing pandemic, the results of the first quarter ending March 31, 2020 and the full fiscal year ending December 31, 2020 could be impacted in ways management is not able to predict today, including, but not limited to, non-cash write-downs and impairments; unrealized gains or losses related to investments; foreign currency fluctuations; and collections of accounts receivables. Additionally, payments to certain vendors have not been made in accordance with payment terms. To date, no critical vendors have stopped providing goods or services. However, there is no assurance that this will continue. If a critical vendor were to discontinue doing business with us this could have a material adverse impact on the Company’s results. Management is continuing to monitor the potential impact of the COVID-19 pandemic.
The Company is also implementing a number of other measures to help mitigate the operating and financial impact of the pandemic, including: (i) temporary salary reductions for all employees, including our executive officers; (ii) deferral of annual merit increases; (iii) accelerate WMS dividend payments; and (iv) working globally with country management teams to maximize our participation in all eligible government or other initiatives available to businesses or employees impacted by the COVID-19 pandemic. In addition, the Company’s management has a number of other mitigating actions it is pursuing, including (i) executing additional substantial reductions in expenses, capital expenditures and overall costs; and (ii) accessing alternative sources of capital, in order to generate additional liquidity.

Reverse Stock Split

On November 6, 2019, we received a letter from the Listing Qualifications staff (the “Staff”) of Nasdaq that, based upon our non-compliance with the minimum $1.00 bid price requirement for continued listing on The Nasdaq Capital Market required to maintain continued listing under the Nasdaq listing rules (the “Bid Price Rule”), our common stock would be subject to delisting from Nasdaq unless we timely requested a hearing before the Nasdaq Hearings Panel (the “Panel”). In accordance with Nasdaq’s procedures, we timely appealed Nasdaq’s determination by requesting a hearing before the Panel to seek continued listing of our common stock. The hearing was held on December 5, 2019.
On December 16, 2019, the Panel granted the Company’s request for continued listing of the Company’s common stock on The Nasdaq Capital Market pursuant to an initial extension through April 15, 2020 or, in certain circumstances, through May 4, 2020. On March 17, 2020, we received notification that the Panel granted a further extension through May 4, 2020 in which to regain compliance with the Bid Price Rule in light of the extreme volatility in financial markets resulting from COVID-19.
On April 13, 2020, we received another letter from the Staff notifying us that we were not in compliance with Nasdaq Listing Rule 5550(b)(2) (the “MVLS Rule”) for continued listing on The Nasdaq Capital Market, because the market value of our listed securities was less than $35 million for the previous 30 consecutive business days.
On April 15, 2020, the Board of Directors approved a reverse stock split of the Company’s outstanding and authorized shares of common stock at a ratio of 1-for-25 (the “Reverse Stock Split”). As a result of the Reverse Stock Split, the number of the Company’s issued and outstanding shares of common stock was decreased from 92,944,935 to 3,717,797, all with a par value of $0.0001. The effective date of the Reverse Stock Split was April 16, 2020. The Reverse Stock Split affects all stockholders uniformly and will not alter any stockholder’s percentage interest in the Company’s common stock, except for adjustments that may result from the treatment of fractional shares as follows: (i) no fractional shares will be issued as a result of the Reverse Stock Split; and (ii) stockholders who would have been entitled to a fractional share as a result of the Reverse Stock Split will instead receive a cash payment from the transfer agent in an amount equal to the fractional share multiplied by the closing price of our common stock the day before the Reverse Stock Split became effective. All amounts presented in these financial statements, have been adjusted for this Reverse Stock Split.
On April 30, 2020, we were notified that we had regained compliance with the Bid Price Rule; however, we remain non-compliant with the MVLS Rule. Under the Nasdaq listing rules, we have until October 12, 2020 to regain compliance with the MVLS Rule by demonstrating that the market value of our listed securities is $35 million or more for a minimum of 10 consecutive business days. If we do not regain compliance with the MVLS Rule by the required date, we may appeal for an extension to regain compliance with no assurance that we will be successful in obtaining the extension. If we do not regain compliance by October 12, 2020 or by the extended compliance date, if applicable, Nasdaq would delist our common stock from The Nasdaq Capital Market.

On April 10, 2019, S&P Global downgraded the Company’s credit rating by two notches from B- to CCC, and on April 10, 2020 they downgraded the Company an additional notch to CCC-. On April 6, 2020 Moody’s downgraded the Company’s credit rating one notch from B3 to Caa2.

ITEM 16.    FORM 10-K SUMMARY

None.