Form 10-Q
period 2020-03-31
Global Eagle Entertainment Inc.
filed 2020-07-06
CIK 1512077

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer	☑	Smaller reporting company	☑	Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

(Class)	(Outstanding as of June 30, 2020)
COMMON STOCK, $0.0001 PAR VALUE	3,753,807	SHARES

GLOBAL EAGLE ENTERTAINMENT INC.

FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2020

EXPLANATORY NOTE

On May 8, 2020, Global Eagle Entertainment Inc. (the “Company”) filed a Current Report on Form 8-K, and is filing this Quarterly Report on Form 10-Q (the “Quarterly Report”), in reliance on the Order of the Securities and Exchange Commission (the “SEC”), dated March 25, 2020, pursuant to Section 36 of the Securities Exchange Act of 1934 modifying exemptions from the reporting and proxy delivery requirements for public companies (Release No. 34-88465) (the “Order”).

In March 2020, the World Health Organization declared a pandemic resulting from the COVID-19 viral disease ("COVID-19").
The COVID-19 pandemic has disrupted, and continues to disrupt, the Company’s day-to-day activities, including limiting the Company’s access to facilities, as well as the day-to-day activities of the Company’s financial service providers. These disruptions have limited support from the Company’s staff and professional advisors.  This has, in turn, impacted the Company’s ability to complete and file this Quarterly Report by May 15, 2020, the original due date.

PART I — FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS

GLOBAL EAGLE ENTERTAINMENT INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except share and per share amounts)

	March 31, 2020	December 31, 2019
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$54,193	$23,964
Restricted cash	703	498
Accounts receivable, net	82,796	88,219
Inventories, net	25,343	26,695
Prepaid expenses	4,698	6,753
Other current assets	12,121	12,839
TOTAL CURRENT ASSETS	179,854	158,968
Content library	4,437	3,645
Property and equipment, net	132,769	145,295
Right-of-use assets, net	35,614	39,187
Goodwill	137,359	159,607
Intangible assets, net	49,275	55,483
Equity method investments	64,300	78,886
Other non-current assets	26,868	27,509
TOTAL ASSETS	$630,476	$668,580
LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$188,513	$178,930
Deferred revenue	9,535	12,317
Current portion of long-term debt and finance leases	804,575	15,678
Current portion of operating lease liabilities	7,169	8,319
Other current liabilities	10,090	7,081
TOTAL CURRENT LIABILITIES	1,019,882	222,325
Deferred revenue, non-current	86	86
Long-term debt and finance leases	16,805	757,384
Long-term operating lease liabilities	21,739	23,636
Deferred tax liabilities	4,019	5,894
Other non-current liabilities	23,796	34,409
TOTAL LIABILITIES	1,086,327	1,043,734
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ DEFICIT:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized, no shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively	—	—
Common stock, $0.0001 par value; 375,000,000 shares authorized, 3,989,188 and 3,837,920 shares issued, 3,867,043 and 3,715,775 shares outstanding, at March 31, 2020 and December 31, 2019, respectively	10	10
Treasury stock, 122,145 shares at March 31, 2020 and December 31, 2019	(30,659)	(30,659)
Additional paid-in capital	820,239	818,961
Subscriptions receivable	(597)	(597)
Accumulated deficit	(1,245,113)	(1,162,901)
Accumulated other comprehensive loss	269	32
TOTAL STOCKHOLDERS’ DEFICIT	(455,851)	(375,154)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$630,476	$668,580

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GLOBAL EAGLE ENTERTAINMENT INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except per share amounts)

	Three Months Ended March 31,
	2020	2019
Revenue:
Licensing and services	$135,645	$150,478
Equipment	8,520	16,141
Total revenue	144,165	166,619
Cost of sales:
Licensing and services	113,284	123,269
Equipment	7,523	10,925
Total cost of sales	120,807	134,194
Gross margin	23,358	32,425
Operating expenses:
Sales and marketing	5,340	8,249
Product development	5,963	6,979
General and administrative	30,576	27,980
Provision for legal settlements	—	508
Amortization of intangible assets	6,142	7,799
Goodwill impairment	22,130	—
Total operating expenses	70,151	51,515
Loss from operations	(46,793)	(19,090)
Other (expense) income:
Interest expense, net	(22,587)	(21,277)
Income (loss) from equity method investments including impairment losses	(10,858)	2,129
Change in fair value of derivatives	207	938
Other income (expense), net	232	(179)
Loss before income taxes	(79,799)	(37,479)
Income tax expense	1,126	130
Net loss	$(80,925)	$(37,609)

Net loss per share – basic and diluted	$(21.77)	$(10.23)
Weighted average shares outstanding – basic and diluted	3,718	3,673

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GLOBAL EAGLE ENTERTAINMENT INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)
(in thousands)

	Three Months Ended March 31,
	2020	2019
Net loss	$(80,925)	$(37,609)
Other comprehensive income (loss):
Unrealized foreign currency translation adjustments	237	233
Comprehensive loss	$(80,688)	$(37,376)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GLOBAL EAGLE ENTERTAINMENT INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT (UNAUDITED)
(in thousands)

	Common Stock		Treasury Stock		Additional	Subscriptions	Accumulated	Accumulated Other	Total
	Shares	Amount	Shares	Amount	Paid-in Capital	Receivable	Deficit	Comprehensive Loss	Stockholders’ Deficit
Balance at December 31, 2019	3,838	$10	(122)	$(30,659)	$818,961	$(597)	$(1,162,901)	$32	$(375,154)
Restricted stock units vested and distributed, net of tax	29	—	—	—	(61)	—	—	—	(61)
Stock-based compensation	—	—	—	—	1,339	—	—	—	1,339
Impact of adoption of ASU 2016-02	—	—	—	—	—	—	(1,287)	—	(1,287)
Net loss	—	—	—	—	—	—	(80,925)	—	(80,925)
Unrealized foreign currency translation adjustments	—	—	—	—	—	—	—	237	237
Balance at March 31, 2020	3,867	$10	(122)	$(30,659)	$820,239	$(597)	$(1,245,113)	$269	$(455,851)

	Common Stock		Treasury Stock		Additional	Subscriptions	Accumulated	Accumulated Other	Total
	Shares	Amount	Shares	Amount	Paid-in Capital	Receivable	Deficit	Comprehensive Loss	Stockholders’ Deficit
Balance at December 31, 2018	3,793	$10	(122)	$(30,659)	$814,488	$(597)	$(1,009,458)	$(119)	$(226,335)
Restricted stock units vested and distributed, net of tax	45	—	—	—	(117)	—	—	—	(117)
Stock-based compensation	—	—	—	—	2,389	—	—	—	2,389
Net loss	—	—	—	—	—	—	(37,609)	—	(37,609)
Tax effect relating to the beneficial conversion feature of Second Lien Notes	—	—	—	—	(2,688)	—	—	—	(2,688)
Unrealized foreign currency translation adjustments	—	—	—	—	—	—	—	233	233
Balance at March 31, 2019	3,838	$10	(122)	$(30,659)	$814,072	$(597)	$(1,047,067)	$114	$(264,127)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GLOBAL EAGLE ENTERTAINMENT INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Three Months Ended March 31,
	2020	2019
OPERATING ACTIVITIES:
Net loss	$(80,925)	$(37,609)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization	19,712	21,952
Amortization of right-of-use asset	1,933	—
Amortization of content library	2,134	1,974
Non-cash interest expense, net	7,953	6,868
Change in fair value of derivatives	(207)	(938)
Stock-based compensation	1,128	1,289
Impairment of goodwill	22,130	—
Tax effect of Second Lien Notes’ beneficial conversion feature	—	(2,688)
Loss on disposal of fixed assets	453	164
(Gain) loss on equity method investments including impairment losses	10,858	(2,129)
Provision for expected credit losses	2,987	393
Deferred income taxes	(1,870)	(8)
Other non-cash adjustments	(2,138)	1,347
Changes in operating assets and liabilities:
Accounts receivable	1,149	(9,567)
Inventories	3,489	416
Prepaid expenses and other current assets	6,448	(2,979)
Content library	(2,768)	(647)
Other non-current assets	522	(7,310)
Accounts payable and accrued liabilities	9,616	9,473
Deferred revenue	(2,782)	727
Other liabilities	(3,512)	9,041
Net cash used in operating activities	(3,690)	(10,231)
INVESTING ACTIVITIES:
Purchases of property and equipment	(1,477)	(9,083)
Net cash used in investing activities	(1,477)	(9,083)
FINANCING ACTIVITIES:
Proceeds from borrowings on revolving credit facility	44,300	17,900
Repayment of revolving credit facility	(7,000)	(21,000)
Repayments of indebtedness	(2,070)	(3,324)
Borrowings from related party	—	7,350
Net cash provided by financing activities	35,230	926
Effects of exchange rate changes on cash, cash equivalents and restricted cash	371	265
Net increase (decrease) in cash, cash equivalents and restricted cash	30,434	(18,123)
Cash, cash equivalents and restricted cash at beginning of period	24,462	39,955
Cash, cash equivalents and restricted cash at end of period	$54,896	$21,832
SIGNIFICANT NON-CASH ACTIVITIES:
Purchase consideration for equipment included in accounts payable	$195	$2,481
Conversion of PIK interest on our Second Lien Notes to additional principal	10,682	9,507
Financing of purchased satellite transponders included in property and equipment	—	8,500

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

The Company’s Annual Report on Form 10-K for the year ended December 31, 2019 (the “Annual Report”) included the Company’s conclusion that, factors evaluated by the Company, including historical losses and negative cash flows from operations, government and industry-imposed travel restrictions in the aviation and maritime industries the Company services, ability to maintain and meet debt covenants in future periods, and the Company’s ability to satisfy existing debt obligations and paydown past due accounts payable over the next year, raised substantial doubt as to the Company’ ability to continue as a going concern for a period within 12 months following May 15, 2020. In the Annual Report, the Company’s independent auditors also included a “going concern” explanatory paragraph in their report as of and for the year ended December 31, 2019. As a result, the Company was required to seek covenant amendments from its lenders as well as temporary deferral of principal and interest payments. Please refer to Note 2. Basis of Presentation and Summary of Significant Accounting Policies for the Company’s going concern assessment with respect to the quarter ended March 31, 2020 and additional details on covenant compliance and amendments.

Note 2.    Basis of Presentation and Summary of Significant Accounting Policies

The following is a summary of the significant accounting policies consistently applied in the preparation of the accompanying unaudited condensed consolidated financial statements.

Basis of Presentation
In the opinion of the Company's management, the unaudited interim condensed consolidated financial statements have been prepared on the same basis as the Company's audited consolidated financial statements for the year ended December 31, 2019, and include normal recurring adjustments necessary for the fair presentation of the Company's interim unaudited condensed consolidated financial statements for the three months ended March 31, 2020. The results for the three months ended March 31, 2020 are not necessarily indicative of the results expected for the full 2020 fiscal year. The consolidated balance sheet as of December 31, 2019 has been derived from the Company's audited balance sheet included in the Company's Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the "SEC") on May 15, 2020 (the "2019 Form 10-K").

The interim unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to SEC Form 10-Q and Article 10 of SEC Regulation S-X. They do not include all of the information and footnotes required by GAAP for complete audited financial statements. Therefore, these interim unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in the 2019 Form 10-K.

Principles of Consolidation
The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated.

Liquidity, Going Concern and Management’s Plan
The impact of the COVID-19 pandemic on the global travel industry created an urgent liquidity crisis for the airline, cruise ship and other maritime industries, which created follow-on impact for the Company. As of March 31, 2020, our principal source of liquidity was our cash and cash equivalents of approximately $54.2 million. In addition, we had approximately $0.7 million of restricted cash, which amount is excluded from the $54.2 million of cash and cash equivalents, and was attached to letters of credit between our subsidiaries and certain customers. Our cash is invested primarily in cash and money market funds in banking institutions in the U.S., Canada and Europe and to a lesser extent in Asia Pacific. Our total debt balance increased from $773.1 million at December 31, 2019 to $821.4 million at March 31, 2020. This was primarily driven by the February 2020 draw down of the remaining $41.8 million under our Senior Secured Revolving Credit Facility (“Revolving Credit Facility”) with a corresponding increase in our cash on hand. As of June 30, 2020, we had approximately $30.7 million of cash and cash equivalents.

Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 205-40, Presentation of Financial Statements - Going Concern, requires that an entity’s management evaluate whether there are relevant events and conditions that in aggregate initially indicate that it will not be able to meet its obligations as they become due within one year after the date that the financial statements are issued, and therefore raise substantial doubt about the entity’s ability to continue as a going concern. The Company has evaluated events and conditions as further described below, including historical losses and negative cash flows from operations, government and industry-imposed travel restrictions in the aviation and maritime industries that the Company services, and the Company’s projected future violations of the covenants contained in its existing indebtedness, including the maximum consolidated first lien net leverage ratio (“Maximum First Lien Leverage”) and a covenant requiring it to maintain minimum levels of undrawn revolving commitments plus cash and cash equivalents (“Minimum Liquidity”) contained in its Senior Secured Credit Agreement entered into on January 6, 2017 (as amended, the “2017 Credit Agreement”). These events and conditions have raised substantial doubt of the Company’s ability to satisfy existing debt obligations and paydown past due accounts payable and other obligations as they become due in the next 12 months

Our customers in the airline, cruise ship and other maritime industries, have been heavily impacted by the COVID-19 pandemic, through travel restrictions, government and business-imposed shutdowns or other operating issues resulting from the pandemic. We continue to analyze the potential impacts of the conditions and events arising from the ongoing COVID-19 pandemic.

The Company’s principal sources of liquidity have historically been its debt and equity issuances, and its cash and cash equivalents. The Company’s long-term ability to continue as a going concern is dependent on its ability to comply with the covenants in its indebtedness, increase revenue, reduce costs and deliver satisfactory levels of profitable operations. A substantial amount of the Company's cash requirements is for debt service obligations. The Company has generated substantial historic operating losses.

The Company has incurred net losses and had negative cash flows from operations for the first quarter ended March 31, 2020 primarily as a result of the negative operating impact of COVID-19. Net cash used in operations was $3.7 million for the three months ended March 31, 2020 which included cash paid for interest of $14.6 million. Working capital deficiency “(defined as current assets less current liabilities)” increased by $776.7 million, to $840.0 million as of March 31, 2020, compared to $63.4 million as of December 31, 2019, primarily due to the classification of all applicable long term debt as current liabilities at March 31, 2020.

The Company's current forecast indicates it will continue to incur net losses and generate negative cash flows from operating activities as a result of the Company's indebtedness, significant related interest expense and significant decline in customer demand due to COVID-19, which negatively impacts the Company’s business and results of operations. The Company was in compliance with all lender covenants for the period ended March 31, 2020. However, in anticipation of failing the Maximum First Lien Leverage covenant, the Company sought and was granted a waiver over such covenant on April 15, 2020 in connection with the Tenth Amendment to the 2017 Credit Agreement (the “Tenth Amendment to 2017 Credit Agreement”), while the lenders added an additional covenant at that time, namely the Minimum Liquidity covenant. Moreover, based on current projections, management believes it is probable that the Company will not comply with the Minimum Liquidity covenant and the Maximum First Lien Leverage covenant in the 2017 Credit Agreement during the remainder of the fiscal year. Due to these factors and the cross-default provisions contained in our other debt, which would be triggered upon acceleration of debt under the 2017 Credit Agreement, effective as of the March 31, 2020 balance sheet, the Company classified all applicable long-term debt as current. This treatment follows the guidance of ASC 470-10-45 applicable to the classification of second lien debt and convertible notes when the obligation includes a subjective acceleration clause. The Company’s management determined that the likelihood of subjective acceleration is probable in the Company’s Securities Purchase Agreement governing the Second Lien Notes and Convertible Notes which allows the creditors to accelerate the scheduled maturities of the obligations under conditions that are not objectively determinable.

Additionally, the Company’s projected failure to comply with certain covenants in the 2017 Credit Agreement and the Securities Purchase Agreement governing our Second Lien Notes, which include covenants in the 2017 Credit Agreement requiring us to (i) satisfy the Maximum First Lien Leverage ratio, which ratio was waived for the fiscal quarter ended March 31, 2020 and (ii) maintain Minimum Liquidity, could result in an event of default on our debt. The Securities Purchase Agreement and the terms of the Company’s 2.75% Convertible Notes due 2035 (the “Convertible Notes”) do not include covenants related to maintenance of

Maximum First Lien Leverage or Minimum Liquidity; however, both the Securities Purchase Agreement and terms of the Convertible Notes contain cross-default provisions based on an acceleration of material indebtedness (including indebtedness under the 2017 Credit Agreement) and certain payment defaults under material indebtedness. As discussed above, on April 15, 2020, the Company entered into the Tenth Amendment to the 2017 Credit Agreement and obtained, among other amendments and waivers, a waiver to our Maximum First Lien Leverage covenant for the quarter ended March 31, 2020 and the addition of a Minimum Liquidity covenant. This Minimum Liquidity covenant imposes substantial limits on our ability to make investments in our business. In addition, we may be limited in our ability to pay all of our required debt and interest payments on our indebtedness and our other operating expenses while remaining in compliance with this Minimum Liquidity covenant.

If the Company is unable to comply with the covenants contained in its debt agreement or obtain a waiver or an amendment from its lenders, or take other remedial measures, the Company will be in default under the credit facilities, which would enable the lenders thereunder to accelerate the repayment of amounts outstanding and exercise remedies with respect to the collateral. If the Company’s lenders under our credit facilities demand immediate payment, we will not have sufficient cash to repay such indebtedness. In addition, as discussed above, certain payment defaults under our credit facilities or the lenders accelerating their claims thereunder would trigger cross-default provisions in our other indebtedness and certain other operating agreements.  Furthermore, failure to meet our borrowing conditions under our Revolving Credit Facility could materially and adversely impact our liquidity.

The Company’s management has plans in-place, and is working with outside advisors, to address the substantial doubt about the Company’s ability to continue as a going concern. Mitigating actions implemented in the first quarter include temporary salary reductions for all employees, including executive offices and the Company’s Board of Directors, negotiations with both customers and vendors to revise existing contracts to current activity levels and executing substantial reductions in capital expenditures and overall costs. Mitigating actions that continue to be implemented include:

•Restructure debt covenants with lenders, including deferral of amortization and interest payments;
•Continue reduction of overall workforce to match revenue streams;

•	Deferral of annual merit increases;

•	Relocation of worldwide operating facilities to reduce ongoing costs;

•	Renegotiation of satellite lease terms, bandwidth terminations and payment deferrals;

•	Negotiation of studio rate reductions and airline relief packages;

•	Pursue complete restructuring of our capital-and-cost structure;

•	Accelerate Wireless Maritime Services, LLC (“WMS”) dividend payments; and

•	Continue to pursue the disposition of the Company’s 49% interest in WMS.

In addition, the Company’s management is pursuing actions to maximize cash available to meet the Company’s obligations as they become due in the ordinary course of business, including (i) executing additional substantial reductions in expenses, capital expenditures and overall costs; (ii) applying for all eligible global government and other initiatives available to businesses or employees impacted by the COVID-19 pandemic, primarily through payroll and wage subsidies and deferrals; (iii) submitting applications for U.S. Treasury Loans through the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act. There is no assurance that our applications will be approved or that any sources of financings under the CARES Act will be available to us on favorable terms or at all; and (iv) accessing alternative sources of capital, in order to generate additional liquidity. These actions are intended to mitigate those conditions which raise substantial doubt of the Company’s ability to continue as a going concern. While the Company continues to work toward completing these items and taking other actions to create additional liquidity and comply with the payment and other covenants set forth in its debt agreements, there is no assurance that the Company will be able to do so. The Company’s ability to meet its obligations as they become due in the ordinary course of business for the next 12 months will depend on its ability to achieve improved results, its ability to generate and conserve cash, its ability to obtain necessary waivers from lenders and other equity stakeholders to achieve sufficient cash interest savings therefrom and its ability to complete other liquidity-generating transactions. Based on the uncertainty of achieving these actions the Company’s management has determined that the substantial doubt about the Company’s ability to continue as a going concern within one year from the issuance date of this Quarterly Report on Form 10-Q has not been alleviated. The unaudited condensed consolidated financial statements do not include any adjustments that may result from the possible inability of the Company to continue as a going concern for at least the next 12 months from the issuance of these financial statements.

We have engaged financial and legal advisors to assist us in, among other things, analyzing various strategic alternatives to address our liquidity and capital structure, including strategic and refinancing alternatives to restructure our indebtedness in private transactions. If the negative impact from COVID-19 continues, if the Company is unable to successfully complete the actions described in the paragraph above or otherwise generate incremental liquidity, or if there is not otherwise a material improvement in our business, results of operations and liquidity, we may be forced to further reduce or delay our business activities and capital expenditures, sell material assets, seek additional capital or be required to file for bankruptcy court protection. . Due to our current financial constraints, there is a substantial risk that it may be necessary for us to seek protection under Chapter 11 of the United States Bankruptcy Code.

Additionally, the 2017 Credit Agreement includes a requirement that we receive an opinion from our auditors in connection with our year-end audit that is not subject to a “going concern” or like qualification or exception. In addition to the waiver discussed above, the Tenth Amendment to the 2017 Credit Agreement also provided a waiver related to obtaining a “going concern” or like qualification or exception in the report of the Company’s independent registered public accounting firm for the Company’s year-end December 31, 2019 financial statements. We cannot be assured that we will be able to obtain additional covenant waivers or amendments in the future which may have a material adverse effect on the Company’s results of operations or liquidity.

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

The Company’s management constrains the estimates to reduce the probability of a significant revenue reversal in future periods, allocates variable consideration to the identified performance obligations and recognizes revenue in the period the services are provided. Estimates are based on historical experience, anticipated future performance, market conditions and the best judgment at the time. For the three months ended March 31, 2020, the Company’s estimates included management’s assumptions for the impact of COVID-19, which includes significant decline in flight levels. A significant change in one or more of these estimates could affect the estimated contract value. For example, estimates of variable revenue within certain contracts require estimation of the number of sessions or megabytes that will be purchased over the contract term and the average revenue per connectivity session, which varies based on the connectivity options available to passengers on each airline. Estimated revenue under these contracts anticipates increases in take rates over time and assumes an average revenue per session consistent with our historical experience. The estimated contract revenue may differ significantly from the initial estimates to the extent actual take rates and average revenue per session differ from the Company’s historical experience.

Valuation of Goodwill and Intangible Assets

The Company performs valuations of assets acquired and liabilities assumed on each acquisition accounted for as a business combination and allocates the purchase price of each acquired business to its respective net tangible and intangible assets and liabilities. Acquired intangible assets principally consist of technology, customer relationships, backlog and trademarks. Liabilities related to intangibles principally consist of unfavorable vendor contracts. The Company determines the appropriate useful life by performing an analysis of expected cash flows based on projected financial information of the acquired businesses. Intangible assets are amortized over their estimated useful lives using the straight-line method, which approximates the pattern in which the majority of the economic benefits are expected to be consumed. Intangible liabilities are amortized into cost of sales ratably over their expected related revenue streams over their useful lives.

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

For the quarter ended March 31, 2020, the Company identified a triggering event due to a significant decline in the market capitalization of the Company and results of operations as result of the uncertainty related to the COVID-19 pandemic. Accordingly, the Company assessed the fair value of its three reporting units as of March 31, 2020 and recorded a goodwill impairment charge of $22.1 million related to its Maritime & Land Connectivity reporting unit. This impairment was primarily due to first quarter results resulting in a revised forecast for the reporting unit, due primarily to impacts of COVID-19 outbreak on our cruise and yacht channels, coupled with the loss of a Brazilian government customer and continuation of exiting the mobile network operation channel. Given these indicators, the Company then determined that there was a higher degree of uncertainty in achieving its financial projections for this unit and as such, performed a full revision of its forecasted cash flows to consider the impacts of COVID-19 (as further discussed below) and increased its discount rate, which reduced the fair value of the reporting unit.

To determine the fair value of our reporting units and test for impairment, we utilized an income approach (discounted cash flow method), as we believe this is the most direct approach to incorporate the specific economic attributes and risk profiles of our reporting units into our valuation model. Historically we have used the market approach, however, due to the uncertainty related to COVID-19, management did not use this method in the current quarter analysis. However, to the extent market indicators of fair value become available, we consider such market indicators as well as market participant assumptions in our discounted cash flow analysis and determination of fair value. The discounted cash flow methodology is based, to a large extent, on assumptions about future events, which may or may not occur as anticipated, and such deviations could have a significant impact on the calculated estimated fair values of our reporting units. These assumptions included the use of significant unobservable inputs, representative of a Level 3 fair value measurement, and included, but were not limited to, estimates of discount rates, future growth rates and terminal values for each reporting unit.
The discounted cash flow analysis for each of our reporting units included forecasted cash flows over a four-year forecast period (2020 through 2023), with our 2020 management budget used as the basis for our projections. These forecasted cash flows took into consideration historical and recent results, and near-term prospects and management’s outlook for the future. A terminal value was also calculated using a terminal value growth assumption to derive the annual cash flows after the discrete forecast period. A reporting unit specific discount rate was applied to the forecasted cash flows and terminal cash flows to determine the discounted future cash flows, or fair value, of each reporting unit. Our assessment took into consideration the changes in the projections discussed above and reflected the increased market risk surrounding the execution of those projections and adjusted our cost of capital assumptions to be in-line with recent market indicators for our company and industry. These increases in cost of capital and risk premium assumptions resulted in a significant increase in our discount rates utilized for purposes of determining our discounted cash flows and reduced the estimated fair values of our reporting units.
Investments in Equity Affiliates
Wireless Maritime Services, LLC (“WMS”)

In connection with the EMC Acquisition, the Company acquired a 49% equity interest in WMS, which interest EMC owned at the time of the EMC Acquisition. The remaining 51% equity interest in WMS is owned by an unaffiliated U.S. company (the “WMS third-party investor”), which is the managing member of WMS and is responsible for its day-to-day management and operations. Certain matters, including determination of capital contributions and distributions and business plan revisions, require approval of WMS’s board of directors, which consists of five voting members, three of which are appointed by the WMS third-party investor and two of which are appointed by the Company. Profits and losses for any fiscal year are allocated between the Company and the WMS third-party investor in proportion to their respective ownership interests, after giving effect to any special allocations made pursuant to the WMS operating agreement. EMC’s carrying value of the investment in WMS was adjusted to fair value as a result of the EMC Acquisition. The excess of the fair value over the underlying equity in net assets of WMS is primarily comprised of amortizable intangible assets and nonamortizable goodwill. The Company’s carrying value in its investment in WMS was subsequently adjusted for contributions, distributions. net income (loss) attributable to WMS, the amortization of the cost basis difference associated with the amortizable intangible assets, and impairment.

Santander Teleport S.L. (“Santander”)

Also in connection with the EMC Acquisition, the Company acquired an equity interest in a teleport in Santander, Spain, which provides various telecommunication services, including teleport and terrestrial services (EMC owned this interest at the time of the EMC Acquisition). The Company is a significant customer of, and holds a 49% equity interest in Santander, and the remaining 51% is held by an unaffiliated Spanish company (the “Santander third-party investor”). The Santander third-party investor is responsible for the day-to-day management and operations of Santander. Some matters—such as the determination of capital contributions, capital expenditures over budget and distributions—require approval of Santander’s board of directors, which consists of five voting members, three of which are appointed by the Santander third-party investor and two of which are appointed by the Company. Profits and losses for any fiscal year are allocated between the Company and the Santander third-party investor in proportion to their respective ownership interests. The carrying value of the Company’s investment in Santander approximated its fair value on the date the Company acquired EMC and was subsequently adjusted for contributions, distributions, and net income (loss) attributable to Santander, and impairment. As a result of decreased demand due to COVID-19 and seeking additional cost savings initiatives, the Company is evaluating its ongoing participation in the equity method investment from an operating and ownership perspective.

Impairment of Equity Method Investments

To determine the fair value of our equity method investments and test for impairment, we utilized an income approach (discounted cash flow method), as we believe this is the most direct approach to incorporate the specific economic attributes and risk profiles of our businesses into our valuation model. We generally do not utilize a market approach given the lack of relevant information generated by market transactions involving comparable businesses. However, to the extent market indicators of fair value become available, we consider such market indicators as well as market participant assumptions in our discounted cash flow analysis and determination of fair value. The discounted cash flow methodology is based, to a large extent, on assumptions about future events, which may or may not occur as anticipated, and such deviations could have a significant impact on the calculated estimated fair values of our equity method investments. These assumptions included the use of significant unobservable inputs, representative of a Level 3 fair value measurement, and included, but were not limited to, estimates of discount rates, future growth rates and terminal values for each equity method investment.

During the first quarter of 2020, in accordance with ASC 323, Investments-Equity Method and Joint Ventures, the Company’s management completed an assessment of the recoverability of the equity method investments. They determined the carrying value of the interests in the WMS and Santander joint ventures exceeded their estimated fair value of the Company’s interests, which management concluded was other than temporary. The Company recorded an impairment charge of $10.1 million and $3.0 million relating to its WMS and Santander equity investments, respectively. This WMS impairment was primarily the result of lower than expected financial results for the quarter ended March 31, 2020 due to the uncertainty related to the impacts of the COVID-19 pandemic on the cruise industry. This resulted in a decline in operating performance which is not expected to be recovered in the foreseeable future, causing Company’s management to reduce the financial projections for the WMS business for the remainder of 2020 and beyond. The Santander impairment was primarily the result of a reduction in forecasted financial results for Santander due to the Company’s efforts to reduce costs by shifting certain teleport and related network operations support services away from this joint venture to other vendors. This resulted in a reduction in the financial projections for the remainder of 2020 and beyond. The other than temporary impairments recognized are in addition to the MEG Connectivity reporting unit goodwill impairment recognized for the quarter ended March 31, 2020.

The discounted cash flow analysis for each of our equity method investments included forecasted cash flows over a long-term forecast period (2020 through 2030). These forecasted cash flows took into consideration historical and recent results, a lack of sustained earnings, a deterioration of market conditions, primarily as a result of COVID-19, and management's prospective outlook. A terminal value was calculated using a terminal value growth assumption to derive the annual cash flows after the discrete forecast period. A specific discount rate was applied to the forecasted cash flows and terminal cash flows to determine the discounted future cash flows, or fair value, of each equity method investment. Our assessment took into consideration probability weighted scenarios using the above assumptions. We utilized an independent analysis to assist in our determination of fair value of our equity method investments.

Short-Term Investments
In March 2020, the Company purchased commercial paper with nominal value of $30.0 million for an initial investment of $29.9 million with maturities ranging from 29 to 71 days. Due to their short-term maturity, these investments were classified as cash and cash equivalents. At March 31, 2020, the amortized cost of the investment was $29.9 million. There were no credit losses on the investment as of March 31, 2020.

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

Adoption of New Accounting Pronouncements
On January 1, 2020, we adopted ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires the measurement and recognition of expected credit losses for financial assets held at amortized cost.
The cumulative effect adjustment from using the modified retrospective approach for the adoption of ASC 326 impacted our unaudited condensed consolidated balance sheet as of January 1, 2020 by the recognition of allowance for credit losses as summarized below:

	Balances at December 31, 2019	Impact of ASC 326	Balances Following Adoption of ASC 326
Assets
Accounts receivable	$88,219	$(503)	$87,716
Other current assets	$12,839	$(111)	$12,728
Other non-current assets	$27,509	$(673)	$26,836
Equity
Accumulated deficit	$(1,162,901)	$(1,287)	$(1,164,188)

Refer to Note 8. Credit Loss Reserve and Allowances for further details.

In November 2019, the FASB issued ASU No. 2019-8, Compensation - Stock Compensation (Topic 718) and Revenue from Contracts with Customers (Topic 606): Codification Improvements - Share-Based Consideration Payable to a Customer, which expedites the improvement process of the amendments and increase stakeholder awareness in ASU 2018-07, Compensation - Stock Compensation (Topic 718); Improvements to Nonemployee Share-Based Payment Accounting. The Company adopted ASU No. 2019-18 beginning January 1, 2020. The adoption of this standard did not have a material impact on its unaudited condensed consolidated financial statements.

In March 2019, the FASB issued ASU No. 2019-01, Leases (Topic 842): Codification Improvements, to provide clarifications on ASC 842 and to correct unintended application of the guidance. The amendments in this update include the following items brought to FASB’s attention through those interactions with stakeholders: (i) determining the fair value of the underlying asset by lessors that are not manufacturers or dealers; (ii) presentation on the statement of cash flows—sales-type and direct financing leases; and (iii) transition disclosures related to Topic 250, Accounting Changes and Error Corrections. The Company adopted ASU No. 2019-01 beginning January 1, 2020. The adoption of this standard did not have a material impact on its condensed consolidated financial statements.
In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement, which modifies the disclosure requirements on fair value measurements by removing, modifying, or adding certain disclosures for fair value measurements. The Company adopted ASU No. 2018-13 beginning January 1, 2020. The adoption of this standard did not have a material impact on its condensed consolidated financial statements.

Recently Issued Accounting Pronouncements
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The purpose of ASU 2020-04 is to provide optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. More specifically, the amendments in ASU 2020-04 provide optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments in ASU 2020-04 are effective as of March 12, 2020 through December 31, 2022. This guidance was effective upon issuance, as a result the Company adopted the guidance in the first quarter of fiscal 2020 and there was no financial impact on the Condensed Consolidated Financial Statements upon adoption.

In January 2020, the FASB issued ASU 2020-01, Investments-Equity Securities (Topic 321), Investments-Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815) - Clarifying the Interactions between Topic 321, Topic 323, and Topic 815 (a consensus of the Emerging Issues Task Force). The new guidance clarifies the application of measurement alternatives and the accounting for certain forward contracts and purchased options to acquire investments. The ASU is effective for the Company beginning December 15, 2020, with early adoption permitted. We are currently evaluating the potential impact of adopting this guidance on our consolidated financial statements.

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

Note 3.    Revenue Recognition

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

The following table represents a disaggregation of the Company’s revenue from contracts with customers for the three months ended March 31, 2020 and 2019 (in thousands):

	Three Months Ended March 31,
	2020	2019
Revenue:
Media & Content
Licensing & Services	$68,385	$80,010
Total Media & Content	68,385	80,010

Connectivity
Aviation Services	30,706	31,241
Aviation Equipment	6,403	14,060
Maritime & Land Services	36,554	39,227
Maritime & Land Equipment	2,117	2,081
Total Connectivity	75,780	86,609

Total revenue	$144,165	$166,619

Contract Assets and Liabilities
Aviation connectivity contracts involve performance obligations primarily relating to the delivery of equipment and services. Equipment is delivered upfront with payment due upon delivery. Services are rendered to the customer over time and are typically paid for upfront or as the services are delivered. Aviation connectivity revenue is allocated based upon standalone selling price (“SSP”). The primary method used to estimate the SSP is the expected cost-plus margin approach. When the SSP exceeds the revenue allocation, the revenue to which the Company is entitled is contingent on performing the ongoing connectivity services and the Company records a contract asset accordingly.

The following table summarizes the significant changes in the balance for contract assets during the quarter ended March 31, 2020 (in thousands):

Contract Assets
Balance as of December 31, 2019	$14,431
Costs deferred for revenue recognized in excess of billings	1,355
Costs included in the beginning balance recognized	(3,187)
Balance as of March 31, 2020	$12,599

Current contract assets	$2,159
Non-current contract assets	10,440
Balance as of March 31, 2020	$12,599

The Company may invoice upfront for services recognized over time or for contracts in which it has unsatisfied performance obligations. Contract payment terms are generally 30 to 45 days. When the timing of invoicing differs from the timing of revenue recognition, the Company determines its contracts to include a financing component when the contractual term is for more than a year.

The following table summarizes the significant changes in the balance for contract liabilities, included within “Other non-current liabilities” in our unaudited condensed consolidated balance sheet, during the three months ended March 31, 2020 (in thousands):

Contract Liabilities
Balance as of December 31, 2019	$12,403
Revenue recognized that was included in the contract liability balance at the beginning of the period	(6,723)
Increase due to cash received, excluding amounts recognized as revenue during the period	3,941
Balance as of March 31, 2020	$9,621

Deferred revenue, current	$9,535
Deferred revenue, non-current	86
Balance as of March 31, 2020	$9,621

As of March 31, 2020, the Company had $956.3 million of remaining performance obligations, which it also refers to as total backlog. The Company expects to recognize approximately 20% of its remaining performance obligations as revenue in 2020 approximately 19% in 2021, 16% by 2022, and the remaining balance thereafter. $2.7 million and $3.5 million of services revenue was recognized during the three months ended March 31, 2020 and 2019, respectively, and was included in the deferred revenue balances at the beginning of the respective period.

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

Accounts receivable consist of the following (in thousands):

	March 31,	December 31,
	2020	2019
Accounts receivable, gross	$91,289	$94,995
Less: Allowance for doubtful accounts	(8,493)	(6,776)
Accounts receivable, net	$82,796	$88,219

Refer to Note 8. Credit Loss Reserve and Allowances for further details.

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

Additionally, the Company capitalizes assets associated with costs incurred to fulfill a contract with a customer. For example, the Company capitalizes the costs incurred to obtain necessary Supplemental Type Certificates or other customer-specific certifications for its aviation, maritime and land customers.

The following table summarizes the significant changes in the contract assets balances during the period ended March 31, 2020 (in thousands):

	Contract Assets
	Costs to Obtain	Costs to Fulfill	Total
Balance as of December 31, 2019	$387	$5,256	$5,643
Capitalization during the period	50	226	276
Amortization during the period	(29)	(104)	(133)
Balance as of March 31, 2020	$408	$5,378	$5,786

Contract assets are included within Other non-current assets on the Company’s Condensed Consolidated Balance Sheets.

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

Note 4.    Leases

Our leasing operations consist of various arrangements, where we act either (i) as the lessee (primarily related to our corporate and regional offices, teleport co-location arrangements and a commitment for satellite bandwidth capacity), or (ii) as the lessor (for our owned equipment rented to connectivity customers). The following describes the nature of our various leasing arrangements and the impact to our statement of operations for the three months ended March 31, 2020:

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

The Company records lease expense on a straight-line basis over the lease term in general and administrative expense. Total lease expense for the three months ended March 31, 2020 and 2019, was $1.4 million and $1.6 million, respectively.

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

These leases have remaining lease terms of one year to 8.0 years as of March 31, 2020. The Company records lease expense on a straight-line basis over the lease term as part of cost of sales -- licensing and services. Total lease expense for the three months ended March 31, 2020 and 2019, was $0.5 million and $0 million, respectively.

Satellite Bandwidth Finance Lease (as a Lessee)
The Company maintains agreements with satellite service providers to provide for satellite bandwidth capacity. The Company evaluates these arrangements for embedded leases when the Company has the right to control the use of a significant portion of the identified asset. The Company has elected to separate the lease and non-lease components.

Bandwidth Operating Leases
The Company records right-of-use assets and lease liabilities for certain bandwidth capacity arrangements meeting the operating lease classification. These leases have remaining lease terms of one year to 2.0 years as of March 31, 2020. The Company records lease expense on a straight-line basis over the lease term as part of Cost of Sales - Licensing and Services. Total lease expense for the three months ended March 31, 2020 and 2019, was $0.3 million and $0 million, respectively.

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

This finance lease has a remaining lease term of 6.25 years as of March 31, 2020. The Company records amortization of right-of-use assets and interest accretion on finance lease liabilities as part of cost of sales -- licensing and services and interest expense, net, respectively. The following table provides the components of the finance lease cost for the three months ended March 31, 2020 and 2019 (in thousands):

	Three Months Ended March 31,
	2020	2019
Amortization of right-of-use asset, net of lease incentive and contract liability credits	$420	$—
Interest accretion on finance lease liabilities	383	—
Total lease cost	$803	$—

Other Arrangements (as a Lessee)
The Company leases certain computer software, equipment and co-location facilities under finance leases that expire on various dates through 2022, for which the outstanding lease liability balance was assessed as not material as of March 31, 2020.

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

Equipment Held by Customers (as a Lessor)
The Company either sells or leases certain equipment (including antennas, modems and routers, among others) as part of the bandwidth service to our Maritime and Land Connectivity customers. We account for existing equipment lease transactions as operating leases. We recognize lease payments for operating leases as licensing and services revenue in its condensed consolidated statement of operations on a straight-line basis over the lease term.

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

The service revenues (with embedded operating equipment leases) and recognized revenues on sales-type equipment leases in which the Company acts as the lessor for the three months ended March 31, 2020 and 2019, is presented in the following table (in thousands):

	Three Months Ended March 31
	2020	2019
Bandwidth service and equipment revenues(1)	$26,023	$34,107
Earned revenues on sales-type leases at commencement(2)	103	333
Total Licensing and Service Revenues -- Maritime and Land Connectivity	$26,126	$34,440
(1) This is presented as part of Revenues -- Licensing and services in our condensed consolidated statement of operations, and includes the equipment lease component that is embedded in the overall bandwidth service arrangement. Since we adopted the practical expedient to not separate the lease and non-lease components as allowed with the ASC 842 implementation as of January 1, 2019, we will continue to classify existing embedded equipment arrangements as operating leases, to the extent unmodified.
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

Supplemental Cash Flow Information, Weighted-Average Remaining Lease Term and Discount Rate
Because the rate implicit in each lease is not readily determinable, the Company uses its IBR to determine the present value of the lease payments. The following table discloses the weighted-average remaining lease term and IBR, as well as supplemental cash flow information (in thousands):

Three Months Ended March 31, 2020
Supplemental cash flow information
Cash paid for amounts included in the measurement of operating lease liabilities	$2,028
Cash paid for amounts included in the measurement of finance lease liabilities	$940
Right-of-use-assets obtained in exchange for operating lease obligations	Immaterial
Right-of-use-assets obtained in exchange for finance lease obligations	$—
Weighted average remaining lease term -- real estate operating leases	7.01 years
Weighted average remaining lease term -- teleport co-location operating leases	4.59 years
Weighted average remaining lease term -- satellite capacity operating leases	0.75 years
Weighted average remaining lease term -- finance lease	6.25 years
Weighted average IBR -- real estate operating leases	9.90%
Weighted average IBR -- teleport co-location operating leases	8.89%
Weighted average IBR -- teleport satellite capacity operating leases	7.24%
Weighted average IBR -- finance lease	8.30%

Annual Future Minimum Lease Payments
The following table reflects a summary of Annual future minimum lease payments and the Company’s lease assets as of March 31, 2020 (in thousands):

	As a Lessee					As a Lessor
Years Ending December 31,	Real Estate	Satellite Capacity	Satellite Capacity	Teleport Co-Location	Total	Equipment Held by Customers
Lease Classification	Operating	Finance	Operating	Operating		Sales-Type
2020 (remaining nine months)	$3,815	$2,819	$1,034	$1,443	$9,111	$382
2021	5,153	3,758	—	1,793	10,704	503
2022	4,541	3,758	—	1,468	9,767	425
2023	3,616	3,758	—	561	7,935	261
2024	3,621	3,758	—	550	7,929	180
Thereafter	10,825	5,638	—	1,009	17,472	43
Total Future Lease Payments	$31,571	$23,489	$1,034	$6,824	$62,918	$1,794
Less: Imputed interest	(9,232)	(5,084)	(24)	(1,266)	(15,606)	(273)
Present Value of Lease Liabilities	$22,339	$18,405	$1,010	$5,558	$47,312
Net Investment in Sales-Type Leases						$1,521

In response to the COVID-19 pandemic and related government restrictions negatively impacting our operations, subsequent to March 31, 2020, we began renegotiating certain lease agreements to obtain rent relief in the near term, in order to help offset the negative financial impacts of COVID-19. On April 10, 2020, the Financial Accounting Standards Board ("FASB") staff issued a question-and-answer document providing guidance for lease concessions provided to lessees in response to the effects of COVID-19. Such guidance allows lessees to make an election not to evaluate whether a lease concession provided by a lessor should be accounted for as a lease modification in the event the concession does not result in a substantial increase in the rights of the lessor or the obligations of the lessee. We intend to elect this practical expedient in our accounting for any lease concessions provided for our real estate lease agreements.

The book value of the equipment held by customers under operating leases, which are classified as “Equipment” in Note 5- Property & Equipment, is as follows:

	March 31, 2020	December 31, 2019
Equipment
Gross balance	$55,961	$57,369
Accumulated depreciation	(32,554)	(30,692)
Net Book Value	$23,407	$26,677

Note 5.    Property and Equipment, net

Property and equipment, net consisted of the following (in thousands):

	March 31, 2020	December 31, 2019
Leasehold improvements	$11,340	$11,319
Furniture and fixtures	2,672	2,683
Equipment	158,138	157,259
Computer equipment	15,425	16,993
Computer software	52,690	51,939
Automobiles	298	301
Buildings	7,087	7,088
Albatross (Company-owned aircraft)	456	456
Satellite transponders	70,100	70,100
Construction in-progress	1,150	1,499
Total property and equipment	$319,356	$319,637
Accumulated depreciation	(186,587)	(174,342)
Property and equipment, net	$132,769	$145,295

Depreciation expense, including software amortization expense, by classification consisted of the following (in thousands):

	Three Months Ended March 31,
	2020	2019
Cost of sales	$9,628	$8,934
Sales and marketing	522	1,002
Product development	571	835
General and administrative	2,784	3,382
Total depreciation expense	$13,505	$14,153

Note 6.    Goodwill

We have three separate reporting units for purposes of our goodwill impairment testing. The changes in the carrying amount of goodwill by reporting unit were as follows (in thousands):

	Aviation Connectivity	Maritime & Land Connectivity	Media & Content	Total

Gross carrying amount	$98,022	$209,130	$83,455	$390,607
Accumulated impairment loss	(44,000)	(187,000)	—	(231,000)
	54,022	22,130	83,455	159,607
Impairment loss	—	(22,130)	—	(22,130)
Foreign currency translation adjustments	—	—	(118)	(118)
Balance March 31, 2020	$54,022	$—	$83,337	$137,359

Gross carrying amount	$98,022	$209,130	$83,337	$390,489
Accumulated impairment loss	(44,000)	(209,130)	—	(253,130)
Balance March 31, 2020	$54,022	$—	$83,337	$137,359

Goodwill Impairment
Goodwill and equity method investments are non-financial instruments that are measured at fair value on a non-recurring basis. In January 2017, the FASB issued ASU No. 2017-04, Intangibles-Goodwill and Other (Topic 350) - Simplifying the Test for Goodwill Impairment, which simplifies the test for goodwill impairment by eliminating Step 2 from the goodwill impairment test. Step 2 measured a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. The guidance was adopted during the first quarter of 2017, and therefore, our interim goodwill impairment tests as of March 31, 2020 were performed using only a Step 1 test.
As of March 31, 2020, the cumulative impairment write-offs relating to our Aviation Connectivity and our Maritime & Land Connectivity reporting units was $44.0 million and $209.1 million, respectively. The Company is required to test goodwill for impairment on an annual basis and, if current events or circumstances require, on an interim basis. Our next annual impairment evaluation is scheduled during the fourth quarter of 2020.

Note 7.    Intangible Assets, net

As a result of historical business combinations, the Company acquired finite-lived intangible assets that are primarily amortized on a straight-line basis, which approximate their expected cash flow patterns. The Company’s finite-lived intangible assets have been assigned useful lives ranging from 2.0 to 10.0 years (weighted average of 7.5 years).

Intangible assets, net consisted of the following (dollars in thousands):

		March 31, 2020
	Weighted Average Useful Lives	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets:
Existing technology -- software	5.2 years	$36,799	$32,263	$4,536
Developed technology	8.0 years	7,317	5,945	1,372
Customer relationships	8.7 years	138,358	95,259	43,099
Backlog	3.0 years	18,300	18,300	—
Other	5.1 years	1,248	980	268
Total		$202,022	$152,747	$49,275

		December 31, 2019
	Weighted Average Useful Lives	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets:
Existing technology -- software	5.2 years	$36,799	$30,487	$6,312
Developed technology	8.0 years	7,317	5,716	1,601
Customer relationships	8.7 years	138,358	91,124	47,234
Backlog	3.0 years	18,300	18,300	—
Other	5.1 years	1,249	913	336
Total		$202,023	$146,540	$55,483

We expect to record amortization of intangible assets as follows (in thousands):

Year ending December 31,	Amount
2020 (remaining nine months)	$16,056
2021	13,824
2022	7,907
2023	6,890
2024	4,230
Thereafter	368
Total	$49,275

We recorded amortization expense of $6.2 million and $7.8 million for the three months ended March 31, 2020 and 2019, respectively.

Note 8.    Credit Loss Reserve and Allowances

Upon adoption of ASC 326 as of January 1, 2020, the Company implemented an expected credit loss allowance methodology for accounts receivable using historical collection experience, current and future economic and market conditions, and a review of the current status of each customer’s trade accounts receivables. As a part of the implementation, the Company analyzed the prior history of credit losses on accounts receivable separately for each of the two business segments Media & Content and Connectivity, and within each segment, separately for Aviation, Land and Maritime verticals. Our business is managed between Media & Content and Connectivity, and therefore, it was deemed appropriate to first analyze losses separately for the two based on the nature of these segments and related customer base. Further, the Company noted that historically customers between the aviation, land and maritime groups exhibit common risk characteristics based upon the industries for which they operate in and believed a further breakdown of segments across aviation, land and maritime verticals was appropriate. The analysis resulted in the Company analyzing history of credit losses on accounts receivable for a total of six aggregation points and determining loss rates for each based on a five-year period average.

The Company used the average historical loss rates in estimating credit loss reserve. Additionally, the Company estimates loss reserve based on the aging of the accounts receivable balances and the financial condition of customers and provides for specific allowance amounts for those customers that have a higher probability of default. We regularly monitor the collection status of accounts receivable through account reconciliation, dispute resolution, payment tracking, customer’s financial condition and macroeconomic conditions. We write-off balances when determined to be uncollectible. We apply a similar methodology towards our current and non-current contract asset balances, which shares some common risks with accounts receivable. Specifically, for the three months ended March 31, 2020, we have reviewed and considered the current and future economic and market conditions resulting from the COVID-19 pandemic in determining our estimated credit losses.

A summary of our allowances for credit losses were as follows (in thousands):

	Accounts Receivable	Prepaid and Other Current Assets	Other Non-Current Assets	Total
Balance at January 1, 2020	$6,776	$—	$—	$6,776
Cumulative-effect adjustment of ASC 326 adoption	503	111	672	1,286
Current-period provision for expected credit losses(1)	2,950	4	33	2,987
Write-offs and dispositions	(866)	—	—	(866)
Foreign currency rate changes	(870)	—	—	(870)
Balance at March 31, 2020	$8,493	$115	$705	$9,313

(1) The current-period provision for expected credit losses was due primarily to the impact of COVID-19. One international airline partner in particular accounted for approximately 45% of the provision recorded during the three-month period ended March 31, 2020 and three other airline partners accounted for approximately 43% of the provision recorded during the same period because of financial distress caused by COVID-19. We will continue to monitor the financial conditions of all customers and will record additional credit losses in the future, as appropriate.

Note 9.    Equity Method Investments

The following is the summarized balance sheet information for the Company’s interests in the WMS and Santander joint ventures. These equity method investments on an aggregated basis as of March 31, 2020 and December 31, 2019 (in thousands):

	March 31, 2020	December 31, 2019
Current assets	$45,489	$50,588
Non-current assets	24,635	25,370
Current liabilities	13,623	26,593
Non-current liabilities	9,866	2,207

The following is the summarized results of operations information for these equity method investments on an aggregated basis for the three months ended March 31, 2020 and 2019 (in thousands):

	Three Months Ended March 31,
	2020	2019
Revenue	$30,877	$32,100
Net income	7,088	6,887

The carrying values of the Company’s equity interests in WMS and Santander as of March 31, 2020 and December 31, 2019 were as follows (in thousands):

	March 31, 2020	December 31, 2019
Carrying value in our equity method investments	$64,300	$78,886

As of March 31, 2020, there was an aggregate difference of $41.4 million between the carrying amounts of these investments and the amounts of underlying equity in net assets in these investments. The difference was determined by applying the acquisition method of accounting in connection with the EMC Acquisition and is being amortized ratably over the life of the related acquired intangible assets. The weighted-average life of the intangible assets at the time of the EMC Acquisition in total was 14.9 years.

Note 10.    Financing Arrangements

Covenant Compliance
Please refer to Note 2. Summary of Significant Accounting Policies for additional details regarding covenant compliance.

Long-Term Debt

A summary of our borrowings as of March 31, 2020 and December 31, 2019 is set forth below (in thousands):

	March 31, 2020	December 31, 2019
Senior secured term loan facility, due January 2023(+)	$504,680	$506,037
Senior secured revolving credit facility, due January 2022(+)(1)	80,615	43,315
Convertible senior notes due 2035(2)	82,500	82,500
Second Lien Notes, due June 2023(3)	188,716	178,034
Other debts(4)	22,937	23,685
Unamortized bond discounts, fair value adjustments and issue costs, net	(58,068)	(60,509)
Total carrying value of debt	821,380	773,062
Less: current portion, net	(804,575)	(15,678)
Total non-current	$16,805	$757,384
(+) This facility is a component of the 2017 Credit Agreement.
(1) As of March 31, 2020, the available balance under our $85.0 million Revolving Credit Facility is $0.0 million (net of outstanding letters of credit). The 2017 Credit Agreement provides for the issuance of letters of credit in the amount equal to the lesser of $15.0 million and the aggregate amount of the then-remaining revolving loan commitment. As of March 31, 2020, we had outstanding letters of credit of $4.4 million under the 2017 Credit Agreement.
(2) The principal amount outstanding of the 2.75% convertible senior notes due 2035 (the “Convertible Notes”) as set forth in the foregoing table was $82.5 million as of March 31, 2020. The carrying amount, net of debt issuance costs and associated discount, was $71.3 million and $71.1 million as of March 31, 2020 and December 31, 2019, respectively.
(3) The principal amount outstanding of the second lien notes due June 30, 2023 (the “Second Lien Notes”) as set forth in the foregoing table was $188.7 million as of March 31, 2020. The value allocated to the attached penny warrants and market warrants for financial reporting purposes was $14.9 million and $9.3 million, respectively. These qualify for classification in stockholders’ equity and are included in the condensed consolidated balance sheets within “Additional paid-in capital”.
(4) As of March 31, 2020, Other debts primarily consisted of (i) $3.4 million remaining financed amount for transponder purchases, which was payable April 2020, and remains unpaid at filing date; and (ii) $18.4 million of finance lease liability relating to an assessed right-of-use over a satellite bandwidth capacity (refer to Note 4. Leases for further details).

The aggregate contractual maturities of all borrowings, including finance leases, subsequent to March 31, 2020 were as follows (in thousands):

Years Ending December 31,	Amount
2020 (remaining nine months)	$13,633
2021	29,818
2022	110,564
2023	633,974
2024	3,236
Thereafter	88,223
Total	$879,448

Reclassification of Long-Term Debt to Current
Although the Company entered into the Tenth Amendment to the 2017 Credit Agreement as a result of which it was not required to comply with the Maximum First Lien Leverage covenant for the period ended March 31, 2020, it was in compliance with all covenants under its debt agreements as of March 31, 2020. Based on current projections, management believes it is probable that the Company will not comply with the Minimum Liquidity covenant and the Maximum First Lien Leverage covenant in the 2017 Credit Agreement during the remainder of the fiscal year. Based on the above and the cross-default provisions contained in our other debt, which would be triggered upon acceleration of debt under the 2017 Credit Agreement, at March 31, 2020 the Company classified all applicable long-term debt as current. See Note 2. Summary of Significant Accounting Policies for further details.

Revolving Credit Facility Drawdown
On February 28, 2020, as a precautionary measure to ensure financial flexibility and maintain maximum liquidity in response to the COVID-19 pandemic, we further leveraged our balance sheet, and executed a drawdown of the remaining $41.8 million under our Revolving Credit Facility (the “Drawdown”) with a corresponding increase in our cash on hand. Following the Drawdown, we have no remaining borrowing under the Revolving Credit Facility. As of March 31, 2020 we had approximately $54.2 million of cash and cash equivalents, excluding restricted cash of approximately $0.7 million.

Note 11.    Related Party Transactions

Loan Advances in lieu of Future Payouts from WMS
In February 2019, the Company entered into a demand promissory note with WMS (as an advance against future dividends that WMS may pay the Company) for approximately $7.4 million, accruing interest at 6.5% per annum, and concurrently signed an agreement to waive future dividends or other such distributions by WMS to the Company until such time as the outstanding principal and accrued but unpaid interest on the demand promissory note has been repaid in full. The outstanding demand promissory note would be reduced dollar-for-dollar by any such distribution amounts waived. The Company may prepay the promissory note at any time without prepayment penalty. The entire principal balance of this promissory note together with all accrued but unpaid interest is due on the earliest to occur of (i) demand by the holder, (ii) December 31, 2020 and (iii) the date of acceleration of the promissory note as a result of the occurrence of an event of default. The promissory note was reduced to zero in the third quarter of 2019 for distribution amount waived. During the three months ended March 31, 2020, WMS approved a deemed dividend to the Company totaling $3.7 million, which was distributed in cash to the Company in the second quarter of 2020.
Due to Santander
In connection with the EMC Acquisition, the Company acquired a 49% equity interest in Santander. The Company accounts for its interest in Santander using the equity method and includes our share of Santander’s profits or losses in Income from equity method investments in the condensed consolidated statements of operations. During each of the three months ending March 31, 2020 and 2019, the Company purchased approximately $1.1 million from Santander for teleport and related network support services. As of March 31, 2020 and December 31, 2019, the Company owed Santander approximately $1.3 million and $1.8 million, respectively, which is included in accounts payable and accrued liabilities in the condensed consolidated balance sheets for their teleport services and related network operations support services.

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

Second Lien Amendment
In addition, on April 15, 2020, we entered into a Third Amendment to Securities Purchase Agreement (the “Third Amendment to Securities Purchase Agreement”) among the Company, the guarantors party thereto, and each purchaser party thereto. The Third Amendment to Securities Purchase Agreement amended the Securities Purchase Agreement, dated as of March 8, 2018, by and among the Company, Searchlight II TBO, L.P., Searchlight II TBO-W, L.P., and Cortland Capital Market Services LLC, as collateral agent, and modified the Securities Purchase Agreement, including with respect to the following terms:

•
The deadline for delivery of audited consolidated annual financial statements of the Company for the fiscal year ended December 31, 2019 was extended from the date that is 120 days after the end of such fiscal year until the date that is 30 days after May 15, 2020 (as such deadline may be extended from time to time by an order of the U.S. Securities Exchange Commission), and such financial statements may be subject to a “going concern” qualification.

•
The deadline for delivery of unaudited consolidated quarterly financial statements of the Company for fiscal quarter ended March 31, 2020 was extended from the date that is 60 days after the end of such fiscal quarter until the date that is 15 days after June 29, 2020 (as such deadline may be extended from time to time by an order of the U.S. Securities Exchange Commission).

•
The deadline for delivery of a consolidated budget for fiscal year 2020 in respect of such fiscal year was extended from 120 days after the end of the 2019 fiscal year until June 1, 2020. Pursuant to the Second Lien Amendment, the noteholders consented to the First Lien Amendment (as defined below) and to the transactions contemplated thereby.

The Third Amendment to Securities Purchase Agreement is attached to the December 31, 2019 Annual Report on Form 10-K as Exhibit 10.22.

Subscription Receivable with Former Employee
A former employee is party to a Secured Promissory Note dated July 15, 2011, pursuant to which the former employee agreed to pay the Company (as successor to Row 44, Inc., which is a Company subsidiary) a principal sum of approximately $0.4 million, plus interest thereon at a rate of 6% per annum. The former employee granted the Company a security interest in shares of Row 44 held by him (which Row 44 shares were subsequently converted into 8,956 shares of the Company’s common stock) to secure his obligations to repay the loan. As of March 31, 2020 and December 31, 2019, the balance of the note (with interest) was approximately $0.6 million, which is presented as a subscription receivable. We recognize interest income on the note when earned (using the simple interest method) but have not collected any interest payments since the origination of the note. Interest income recognized by the Company during the three months ended March 31, 2020 and March 31, 2019 were not material. The Company has been making ongoing assessments regarding the collectability of this note and the subscription receivable balance and has been in litigation with the former employee to recover the loan and to address his allegations that we breached related settlement agreements with him in 2014 and 2015. On December 16, 2019, following trial in the Superior Court of California for the County of Los Angeles, the jury returned a verdict in favor of the Company regarding the employee’s obligation to repay the note and a mixed verdict regarding the alleged breach of two claimed settlement agreements between the parties. On February 24, 2020, the Court entered judgement deeming the Company the prevailing party in the lawsuit and, among other things, providing for a net monetary award in favor of the Company of approximately $0.5 million, which award represents the full value of the note and associated interest offset by the amount the employee claimed he would have saved under the purported 2015 settlement agreement. On May 6, 2020, the former employee filed a Notice of Appeal; the Company cross-appealed on June 2, 2020. In addition, the Company filed a motion for attorneys’ fees in the trial court for over $0.9 million, which has been set for hearing on September 9, 2020. The Company will continue making assessments regarding the collectability of our monetary award as the appeals process progresses.

Note 12.    Commitments and Contingencies

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

The following is a schedule of future minimum commitments under movie and IPTV arrangements as of March 31, 2020 (in thousands):

Years Ending December 31,	Amount
2020 (remaining nine months)	$33,562
2021	7,588
2022	2,466
Total	$43,616

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

The following is a schedule of future minimum satellite costs, across all connectivity end-markets and including the satellite bandwidth arrangement assessed as a finance lease, as of March 31, 2020 (in thousands):

Years Ending December 31,	Amount
2020 (remaining nine months)	$65,874
2021	49,903
2022	34,527
2023	33,032
2024	33,032
Thereafter	58,355
Total Future Payments	$274,723

Other Commitments
In the normal course of business, we enter into future purchase commitments with some of our connectivity vendors to secure future inventory for our customers and engineering and antenna project developments. As of March 31, 2020, we also had outstanding letters of credit in the amount of $4.4 million, of which $4.4 million was issued under the letter of credit facility under the 2017 Credit Agreement.

Contingencies
We are subject to various legal proceedings and claims that have arisen in the ordinary course of business and that have not been fully and finally adjudicated. We record accruals for loss contingencies when our management concludes it is probable that a liability has been incurred and the amount of the related loss can be reasonably estimated. On a regular basis, our management evaluates developments in legal proceedings and other matters that could cause an increase or decrease in the amount of the liability that has been accrued previously. While it is not possible to accurately predict or determine the eventual outcomes of these matters, an adverse determination in one or more of these matters could have a material adverse effect on our condensed consolidated financial position, results of operations or cash flows. Some of our legal proceedings as well as other matters that our management believes could become significant are discussed below:

Music Infringement and Related Claims. On May 6, 2014, UMG Recordings, Inc., Capitol Records, Universal Music Corp. and entities affiliated with the foregoing (collectively, “UMG”) filed suit in the United States District Court for the Central District of California against us and Inflight Productions Ltd. (“IFP”), our indirect subsidiary, for copyright infringement and related claims and unspecified money damages. In August 2016, we entered into settlement agreements with major record labels and publishers, including UMG, to settle music copyright infringement and related claims (the “Sound Recording Settlements”). As a result of the Sound Recording Settlements, we paid approximately $18.0 million in cash and issued approximately 72,000 shares of our common stock to settle lawsuits and other claims. Under the settlement agreement with UMG, we paid UMG an additional $5.0 million in cash in March 2017 and agreed to issue 20,000 additional shares of our common stock when and if our closing price of our common stock exceeds $250.00 per share and 16,000 additional shares of our common stock when and if the closing price of our common stock exceeds $300.00 per share.

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

On May 3, 2018, BMG filed suit in the United States District Court for the Central District of California against us and IFP for copyright infringement and related claims and unspecified money damages. On December 3, 2019, the case was dismissed with prejudice pursuant to a settlement agreement with BMG for an aggregate payment of $5.5 million, to be paid over time, as follows: $0.5 million within 14 days of the execution of the settlement agreement; $1.5 million on or before each of December 31, 2019, June 30, 2020, and June 30, 2021; and $0.5 million on or before June 30, 2022. We have booked an accrual for this legal settlement in the amount of $3.5 million as of December 31, 2019.

SwiftAir Litigation. On August 14, 2014, SwiftAir, LLC filed suit against our wholly owned subsidiary Row 44 and Southwest Airlines for breach of contract,  quantum meruit , unjust enrichment and several other contract- and tort/statutory-based claims in the Superior Court of California for the County of Los Angeles. SwiftAir and Row 44 had a contractual relationship whereby Row 44 agreed to give SwiftAir access to Row 44’s portal on Southwest Airlines so that SwiftAir could market a destination deal product to Southwest Airlines’ passengers. In 2013, after Southwest Airlines decided not to proceed further with the destination deal product, Row 44 terminated its contract with SwiftAir. In its lawsuit, SwiftAir sought approximately $9.0 million in monetary damages (plus punitive and other extra-contractual damages) from Row 44 and Southwest Airlines. In 2017, the court granted Row 44’s motion for summary judgment as to SwiftAir’s tort/statutory-based claims. In January 2018, the court granted Row 44’s motions in limine  that limited SwiftAir’s contract damages claims against Row 44 to nominal damages. Southwest Airlines however remained exposed to all of SwiftAir’s compensatory damages claims.  On September 9, 2019, following a three-week trial, the jury returned a full defense verdict in favor of Row 44 and Southwest Airlines. On October 1, 2019, the Court entered judgment against SwiftAir; notice of entry of judgment was given on October 10, 2019. On October 15, 2019, Row 44 filed its memorandum of costs and it intends to file a motion for attorneys’ fees and non-statutory costs and expenses.

On October 25 and 28, 2019, SwiftAir filed motions for a new trial and judgment notwithstanding the verdict, respectively, which were set for hearing on December 6, 2019. Row 44 filed a motion for attorneys’ fees and costs, which was also set for hearing on December 6, 2019. At that December 6, 2019 hearing, the trial court denied SwiftAir’s motions and took Row 44’s motion for attorneys’ fees and costs under submission. On March 2, 2020, the trial court granted Row 44’s motion in the amount of $2.2 million for fees and $0.1 million for costs. SwiftAir filed a Notice of Appeal as to both Row 44 and Southwest Airlines; its opening brief on appeal will be due between 40 days after the Reporter’s Transcript is complete. Separately, Southwest Airlines has sought indemnification from Row 44 in connection with its defense of SwiftAir’s claim (and for any loss that it may face). Row 44 provided partial indemnity until the trial court granted its motion for summary adjudication on certain issues in June 2017, at which time it ceased paying for any of Southwest’s attorneys’ fees. We intend to vigorously defend against any claims in this matter. We do not believe that a material loss relating to this matter is probable, and due to the speculative nature of SwiftAir’s potential post-trial motions and appeal (and its damages claims), we are currently unable to estimate the amount of any potential loss; as such, we have not accrued any amount for this loss contingency.

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

Note 13.    Equity Transactions

Shareholder Rights Plan
On March 19, 2020, our Board adopted a stockholder rights plan, as set forth in a Rights Agreement between the Company and American Stock Transfer and Trust Company, LLC (the “Rights Plan”) and issued the rights contemplated thereby (the “Rights”) on March 30, 2020. The Rights Plan is intended to promote the fair and equal treatment of all of our stockholders and ensure that no person or group can gain control of us through open market accumulation or other tactics without paying a control premium and potentially disadvantaging the interest of all stockholders. The Rights Plan ensures that our Board has sufficient time to exercise its fiduciary duties to make informed judgments about the actions of third parties that may not be in the best interests of us and our stockholders.

In general terms, the Rights will become exercisable if a person or group becomes the beneficial owner of 20% or more of the Company’s outstanding Common Stock. Stockholders who beneficially owned 20% or more of Global Eagle’s outstanding common stock prior to the issuance of the December 31, 2019 earnings release will not trigger the exercisability of the Rights so long as they do not acquire beneficial ownership of any additional shares of common stock at a time when they still beneficially own 20% or more of such common stock, subject to certain exceptions as described in the Rights Plan. In the event that the Rights become exercisable due to the triggering ownership threshold being crossed, each Right will entitle its holder to purchase a number of shares of Common Stock or equivalent securities having a market value at that time of twice the Right’s purchase price. The Rights Plan is attached to the December 31, 2019 Annual Report on Form 10-K as Exhibit 4.14.

Common Stock
On April 15, 2020, the Board of Directors approved a reverse stock split of the Company’s outstanding and authorized shares of common stock at a ratio of 1-for-25 (the “Reverse Stock Split”). As a result of the Reverse Stock Split, the number of the Company’s issued and outstanding shares of common stock was decreased from 92,944,935 to 3,717,797, all with a par value of $0.0001. The effective date of the Reverse Stock Split was April 16, 2020. The Reverse Stock Split affected all stockholders uniformly and did not alter any stockholder’s percentage interest in the Company’s common stock, except for adjustments that resulted from the treatment of fractional shares as follows: (i) no fractional shares were issued as a result of the Reverse Stock Split; and (ii) stockholders who would have been entitled to a fractional share as a result of the Reverse Stock Split instead received a cash payment from the transfer agent in an amount equal to the fractional share multiplied by the closing price of our common stock the day before the Reverse Stock Split became effective. All share and per share amounts presented in these financial statements, have been adjusted for this Reverse Stock Split.

2013 Equity Plan
Under the Company’s 2013 Amended and Restated Equity Incentive Plan (as amended, the “2013 Equity Plan”), the Administrator of the Plan, which is the Compensation Committee of the Company’s Board of Directors, was able to grant up to 440,000 shares (through stock options, restricted stock, restricted stock units (“RSUs”)) (including both time-vesting and performance-based RSUs) and other incentive awards) to employees, officers, non-employee directors, and consultants. The Company ceased using the 2013 Equity Plan for new equity issuances in December 2017, upon receiving stockholder approval of the Company’s new 2017 Omnibus Long-Term Incentive Plan (as amended, the “2017 Omnibus Plan”), although the Company continues to have outstanding previously granted equity awards issued under the 2013 Equity Plan. These previously granted awards represent the right to receive 282,812 shares of the Company’s common stock (as of January 18, 2018) if and when they later vest and/or are exercised. See “2017 Equity Plan” immediately below.

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

Stock Repurchase Program
In March 2016, our Board of Directors authorized a stock repurchase program under which we may repurchase up to $50.0 million of our common stock. Under the stock repurchase program, we may repurchase shares from time to time using a variety of methods, which may include open-market purchases and privately negotiated transactions. The extent to which we repurchase our shares, and the timing and manner of such repurchases, will depend upon a variety of factors, including market conditions, regulatory requirements and other corporate considerations, as determined by management. We measure all potential buybacks against other potential uses of capital that may arise from time to time. The repurchase program does not obligate us to repurchase any specific number of shares, and may be suspended or discontinued at any time. We expect to finance any purchases with existing cash on hand, cash from operations and potential additional borrowings. We did not repurchase any shares of our common stock during the three months ended March 31, 2020 and 2019. As of March 31, 2020, the remaining authorization under the stock repurchase plan was $44.8 million.

Stock-Based Compensation Expense
Stock-based compensation expense related to our directors and other personnel for the three months ended March 31, 2020 and 2019 was as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
Cost of services	$66	$27
Sales and marketing	57	53
Product development	77	68
General and administrative	928	1,141
Total	$1,128	$1,289
Total stock-based compensation expense includes the revaluation adjustment related to the Company’s cash-settled phantom stock options, which are accounted for as liability awards and are re-measured at fair value each reporting period. Compensation expense is recognized over the requisite service period.

Note 14.    Income Taxes

The Company recorded income tax provision of $1.1 million and $0.1 million for the three months ended March 31, 2020 and 2019, respectively. The tax provision for the three months ended March 31, 2020 is primarily attributable to foreign income taxes resulting from our foreign subsidiaries' contribution to pretax income, withholding taxes, changes in valuation allowance, and deferred tax expense on amortization of indefinite-lived intangible assets. The tax provision for the three months ended March 31, 2019 was primarily attributable to the foreign withholding taxes, foreign income taxes resulting from the foreign subsidiaries' contribution to pretax income, basis difference in convertible debt and effects of permanent differences.

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

As of March 31, 2020, and December 31, 2019, the liability for income taxes associated with uncertain tax positions was $6.3 million and $7.7 million, respectively. As of March 31, 2020, and December 31, 2019, the Company had accrued $6.2 million and $6.4 million, respectively, of interest and penalties related to uncertain tax positions. It is reasonably possible that the amount of the unrecognized benefit with respect to certain of the Company’s unrecognized tax positions may significantly decrease within the next 12 months. This change may be the result of settlement of ongoing foreign audits.

Note 15.    Segment Information

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

The following table summarizes revenue and gross margin by our reportable segments for the three months ended March 31, 2020 and 2019 (in thousands):

	Three Months Ended March 31,
	2020	2019
Revenue:
Media & Content -- Licensing and Services	$68,385	$80,010
Connectivity -- Services	67,260	70,468
Connectivity -- Equipment	8,520	16,141
Total revenue	$144,165	$166,619
Cost of sales:
Media & Content -- Licensing and Services	$55,556	$57,669
Connectivity -- Services	57,728	65,600
Connectivity -- Equipment	7,523	10,925
Total cost of sales	$120,807	$134,194
Gross Margin:
Media & Content	$12,829	$22,341
Connectivity	10,529	10,084
Total Gross Margin	23,358	32,425
Other operating expenses	70,151	51,515
Loss from operations	$(46,793)	$(19,090)

The Company’s total assets by segment were as follows (in thousands):

	March 31, 2020	December 31, 2019
Media & Content	$300,205	$316,340
Connectivity	279,799	331,368
Total segment assets	580,004	647,708
Corporate assets	50,472	20,872
Total assets	$630,476	$668,580

Note 16.    Fair Value Measurements

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

The following tables summarize our financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2020, and December 31, 2019, respectively (dollar values in thousands, other than per-share values):

	Balance Sheet Location	March 31, 2020	Quotes Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Liabilities:
Contingently issuable shares (1)	Accounts payable and accrued liabilities	$98	$—	$—	$98
Phantom stock options (2)	Other non-current liabilities	243	—	—	243
Total		$341	$—	$—	$341

	Balance Sheet Location	December 31, 2019	Quotes Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Liabilities:
Contingently issuable shares (1)	Accounts payable and accrued liabilities	$305	$—	$—	$305
Phantom stock options (2)	Other non-current liabilities	464	—	—	464
Total		$769	$—	$—	$769
(1) In connection with the Sound-Recording Settlements (as described in Note 10. Commitments and Contingencies above), the Company is obligated to issue to UMG (as defined in that Note) 20,000 shares of its common stock when and if the closing price of the Company's common stock exceeds $250.00 per share and an additional 16,000 shares of common stock when and if the closing price of the Company’s common stock exceeds $300.00 per share. Such contingently issuable shares are classified as liabilities and are re-measured to fair value each reporting period.
(2) Our cash-settled phantom stock options are accounted for as liability awards and are re-measured at fair value each reporting period with changes flowing through statement of operations. As of March 31, 2020, the aggregate estimated fair value of our cash-settled phantom stock options was $0.2 million, of which the amortized portion recognized as a liability in our condensed consolidated balance sheet was $0.2 million.

The following table shows the carrying amounts and the fair values of our long-term debt in the condensed consolidated financial statements at March 31, 2020 and December 31, 2019, respectively (in thousands):

	March 31, 2020		December 31, 2019
	Carrying Amount(7)	Fair Value	Carrying Amount (7)	Fair Value
Senior secured term loan facility, due January 2023 (+)(1)	$485,405	$317,948	$485,166	$454,168
Senior secured revolving credit facility, due January 2022 (+)(2)	80,615	80,615	43,315	43,315
Convertible senior notes due 2035 (1)(3)	71,302	5,775	71,126	37,125
Second Lien Notes, due June 2023(4)(5)	161,121	23,058	149,772	99,922
Other debt (6)	22,937	22,937	23,683	23,685
	$821,380	$450,333	$773,062	$658,215

(+)	This facility is a component of the 2017 Credit Agreement.

(1)	The estimated fair value is classified as Level 2 financial instrument and was determined based on quoted prices of the instrument in a similar over-the-counter market.

(2)	The estimated fair value is considered to approximate carrying value and is classified as Level 3 financial instruments.

(3)
The fair value of the 2.75% Convertible Notes is exclusive of the conversion feature therein, which was originally allocated for reporting purposes at $13.0 million, and is included in the condensed consolidated balance sheets within “Additional paid-in capital”. The principal amount outstanding of the Convertible Notes was $82.5 million as of March 31, 2020, and the carrying amount in the foregoing table reflects this outstanding principal amount net of debt issuance costs and discount associated with the equity component.

(4)
The principal amount outstanding of the Second Lien Notes, due June 2023 as set forth in the foregoing table was $188.7 million as of March 31, 2020, and includes $38.7 million of payment-in-kind (“PIK”) interest converted to principal since debt issuance. The value allocated to the attached penny warrants and market warrants for financial reporting purposes was $14.9 million and $9.3 million, respectively. These qualify for classification in stockholders’ equity and are included in the condensed consolidated balance sheets within “Additional paid-in capital” (see Note 10. Financing Arrangements).

(5)	The fair value of the Second Lien Notes was determined based on a Black-Derman-Toy interest rate Lattice model. The key inputs of the valuation model contain certain Level 3 inputs.

(6)
The estimated fair value is considered to approximate carrying value given the short-term maturity and is classified as Level 3 financial instruments. For March 31, 2020, Other debts primarily consisted of (i) $3.4 million financing for transponder purchases, which was payable April 2020, and remains unpaid at filing date; and (ii) $18.4 million of finance lease liability relating to an assessed right-of-use over a satellite bandwidth capacity (refer to Note 4. Leases for further details).

(7)	The carrying amounts presented above at March 31, 2020 and December 31, 2019 are net of $58.1 million and $60.5 million of unamortized bond discounts and issuance costs, respectively.

Non-financial Assets Measured at Fair Value on a Nonrecurring Basis
The Company measures certain non-financial assets at fair value on a nonrecurring basis, primarily goodwill and long-lived tangible, equity method investments and intangible assets, in connection with periodic evaluations for potential impairment. The Company estimates the fair value of these assets using primarily unobservable inputs and, as such, these are considered Level 3 fair value measurements.

In the first quarter of 2020, the long-term operating plan for the Maritime & Land Connectivity reporting unit was updated to reflect current expectations for future growth and profitability, which were lower than previous expectations. Due to lowered expectations, the Company tested the Maritime and Land Segment goodwill for impairment three quarters prior to the annual evaluation. Step 1 test results indicated that the estimated fair value of the reporting unit was less than the carrying value. This impairment was primarily due to lower than expected financial results of the reporting unit during the three months ended March 31, 2020 due primarily to impacts of COVID-19 outbreak on our cruise and yacht channels, coupled with the loss of a Brazilian government customer and  continuation of exiting the mobile network operation channel. Given these indicators, the Company then determined that there was a higher degree of uncertainty in achieving its financial projections for this unit and as such, increased its discount rate, which reduced the fair value of the unit.

In our Step 2 analysis, we used a combination of the expected present value of future cash flows (income approach) and comparable public companies (market approach) to determine the fair value of the reporting unit. The fair value analysis took into account recent and expected operating performance as well as the overall decline in the Maritime industry. Within our Maritime & Land Segment, the Company recognized a goodwill impairment charge of $22.1 million in Q1 2020. (see Note 2. Summary of Significant Accounting Policies for previous discussion about approach to estimating fair value for these level-3 assets).

The Company determined the carrying value of the interests in the WMS and Santander Teleport S.L. (“Santander”) joint ventures exceeded their estimated fair value of the Company’s interests, which management concluded was other than temporary. The Company recorded an impairment charge of $10.1 million and $3.0 million relating to its WMS and Santander equity investments, respectively. This WMS impairment was primarily the result of lower than expected financial results for the quarter ended March 31, 2020 due to the uncertainty related to the impacts of the COVID-19 pandemic on the cruise industry.
Note 17.    Concentrations

Financial instruments that potentially subject us to a concentration of credit risk consist of cash and cash equivalents and accounts receivable.

As of March 31, 2020, and 2019, we maintained our cash and cash equivalents primarily with major U.S. financial institutions and foreign banks. Deposits with these institutions at times exceeded the federally insured limits, which potentially subjects us to concentration of credit risk. We have not historically experienced any losses related to these balances and believe that there is minimal risk of any such losses.

As of March 31, 2020, approximately $4.8 million of our total cash and cash equivalents of $54.2 million was held by our foreign subsidiaries. If we repatriate these funds for use in our U.S. operations, we may be required to pay income taxes in the U.S. on the repatriated amount at the tax rates then in effect, reducing the net cash proceeds to us after repatriation. In the event we elect to repatriate any of these funds, we believe we have sufficient net operating losses for the foreseeable future to offset any repatriated income. As a result, we do not expect that any such repatriation would create a tax liability in the U.S. or have a material impact on our effective tax rate.

Customer Concentration
A substantial portion of our revenue is generated through arrangements with Southwest Airlines, Inc. (“Southwest Airlines”). As of March 31, 2020 and 2019, the percentage of revenue generated through this customer was as follows:

	Three Months Ended March 31,
	2020	2019
Southwest Airlines as a percentage of total revenue	20%	21%
Southwest Airlines as a percentage of Connectivity revenue	38%	39%

No other customer accounted for greater than 10% of total revenue for the periods presented. Accounts receivable from Southwest Airlines represented 16% and 17% of the total accounts receivable as of each of March 31, 2020 and December 31, 2019, respectively.

Note 18.    Net Results Per Share

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

The following table sets forth the computation of basic and diluted net loss per share of common stock. All per share amounts presented below, have been adjusted for the Reverse Stock Split. (in thousands, except per share amounts):

	Three Months Ended March 31,
	2020	2019
Net loss (numerator):
Net loss – basic and diluted	$(80,925)	$(37,609)
Shares (denominator):
Weighted-average shares – basic and diluted	3,718	3,673
Diluted	$(21.77)	$(10.23)

The following weighted average common equivalent shares are excluded from the calculation of the Company’s net loss per share as their inclusion would have been anti-dilutive (in thousands):

	Three Months Ended March 31,
	2020	2019
Employee stock options	203	205
Restricted and performance stock units	170	87
2.75% convertible senior notes due 2035	178	178
Contingently issuable shares (1)	36	36
Searchlight Penny Warrants (2)	723	723
Searchlight Market Warrants (2)	520	520

(1)
In connection with the Sound Recording Settlement, we are obligated to issue 20,000 shares of our common stock to UMG when and if the closing price of our common stock exceeds $250.00 per share, and 16,000 shares of our common stock to UMG when and if the closing price of our common stock exceeds $300.00 per share.

(2)
On March 27, 2018, the Company issued $150.0 million in aggregate principal amount of its Second Lien Notes to Searchlight, combined with two sets of warrants to acquire the Company’s common stock. For further details see Note 10. Financing Arrangements to our 2019 Form 10-K.

Note 19.    Subsequent Events

Amendments to 2017 Credit Agreement
On April 7, 2020, the Company entered into an Eighth Amendment to 2017 Credit Agreement among the Company, the guarantors party thereto, the lenders party thereto and Citibank, N.A., as administrative agent, which modified the 2017 Credit Agreement with respect to the following terms:

•
the affirmative financial reporting covenant was modified, effective March 31, 2020, to extend the delivery deadline, solely with respect to such financial statements to be provided for the fiscal year ended December 31, 2019 and such accompanying report and opinion from such independent registered public accounting firm, to April 9, 2020.

On April 9, 2020, the Company entered into a Ninth Amendment to 2017 Credit Agreement among the Company, the guarantors party thereto, the lenders party thereto and Citibank, N.A., as administrative agent, which modified the 2017 Credit Agreement with respect to the following terms:

•
the affirmative financial reporting covenant was modified, to extend the delivery deadline, solely with respect to such financial statements to be provided for the fiscal year ended December 31, 2019 and such accompanying report and opinion from such independent registered public accounting firm, to April 16, 2020.

On April 15, 2020, the Company entered into a Tenth Amendment to 2017 Credit Agreement (the “Tenth Amendment to 2017 Credit Agreement”) among the Company, the guarantors party thereto, the lenders party thereto and Citibank, N.A., as administrative agent, which modified the 2017 Credit Agreement with respect to the following terms:

•
The deadline for delivery of audited consolidated annual financial statements of the Company for the fiscal year ended December 31, 2019 was extended from April 16, 2020 until May 14, 2020 (as such deadline may be extended from time to time by an order of the U.S. Securities Exchange Commission), and such financial statements may be subject to a “going concern” qualification.

•
The deadline for delivery of unaudited condensed consolidated quarterly financial statements of the Company for fiscal quarter ended March 31, 2020 was extended from the date that is 45 days after the end of such fiscal quarter until June 29, 2020 (as such deadline may be extended from time to time by an order of the U.S. Securities Exchange Commission).

•	The deadline for delivery of a consolidated budget for fiscal year 2020 in respect of such fiscal year was extended from 120 days after the end of the 2019 fiscal year until June 1, 2020.

•	The Company was not required to comply with the maximum consolidated first lien net leverage ratio for the test period ended on March 31, 2020.

In addition, pursuant to the Tenth Amendment to 2017 Credit Agreement, the lenders consented to the Third Amendment to Securities Purchase Agreement (described below) and to the transactions contemplated thereby. The Tenth Amendment to 2017 Credit Agreement was conditioned upon the Company being current on all interest on the loans that was due and payable immediately prior to giving effect to the Tenth Amendment to 2017 Credit Agreement, and included the following additional covenants with respect to the Company:

•
The Company agreed to furnish to advisors of the lenders (on a “professional eyes only” basis) a rolling thirteen-week budget cash flow forecast on a consolidated basis for the Company and its subsidiaries, and a material variance report for the prior week as compared to the applicable previously furnished forecast, with such forecast to be updated every four weeks and the material variance report to be distributed on a weekly basis.

•	The Company agreed to maintain undrawn revolving commitments plus cash and cash equivalents of the Company and its subsidiaries in an aggregate amount of not less than $17.5 million.

•
The Company agreed to make senior management, and certain advisors of the Company available to participate in such conference calls as the advisors of the lenders may request to discuss the financial results and financial condition of the Company and its subsidiaries, and the Company agreed to provide such other information regarding the financial results, financial condition and business affairs of the Company and its subsidiaries as the advisors of the lenders may reasonably request.

•
Within five business days of the effective date of the Tenth Amendment to 2017 Credit Agreement, the Company was required to establish an independent committee of its board of directors, consisting of at least three members, each of whom is a Qualified Independent Director (as defined therein), for the purpose of exploring financing, recapitalization, strategic transactions and other similar opportunities and transactions for the Company and its subsidiaries. An independent committee has been established per the requirements of the Tenth Amendment to 2017 Credit Agreement. Authorization by such independent committee is required in connection with the Company’s or its applicable subsidiaries’ entering into any such financing, recapitalization, strategic transaction or other similar opportunity or transaction.

Amendment to Securities Purchase Agreement
In addition, on April 15, 2020, the Company entered into a Third Amendment to Securities Purchase Agreement (the “Third Amendment to Securities Purchase Agreement”) among the Company, the guarantors party thereto, and each purchaser party thereto. The Third Amendment to Securities Purchase Agreement amends and modifies the Securities Purchase Agreement, including with respect to the following terms:

•
The deadline for delivery of audited consolidated annual financial statements of the Company for the fiscal year ended December 31, 2019 was extended from the date that is 120 days after the end of such fiscal year until the date that is 30 days after May 14, 2020 (as such deadline may be extended from time to time by an order of the U.S. Securities Exchange Commission), and such financial statements may be subject to a “going concern” qualification.

•
The deadline for delivery of unaudited consolidated quarterly financial statements of the Company for fiscal quarter ended March 31, 2020 was extended from the date that is 60 days after the end of such fiscal quarter until the date that is 15 days after June 29, 2020 (as such deadline may be extended from time to time by an order of the U.S. Securities Exchange Commission).

•
The deadline for delivery of a consolidated budget for fiscal year 2020 in respect of such fiscal year was extended from 120 days after the end of the 2019 fiscal year until June 1, 2020. Pursuant to the Second Lien Amendment, the noteholders consented to the Tenth Amendment to 2017 Credit Agreement and to the transactions contemplated thereby.

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

On April 15, 2020, the Board of Directors approved a reverse stock split of the Company’s outstanding and authorized shares of common stock at a ratio of 1-for-25 (the “Reverse Stock Split”). As a result of the Reverse Stock Split, the number of the Company’s issued and outstanding shares of common stock was decreased from 92,944,935 to 3,717,797, all with a par value of $0.0001. The effective date of the Reverse Stock Split was April 16, 2020. The Reverse Stock Split affected all stockholders uniformly and did not alter any stockholder’s percentage interest in the Company’s common stock, except for adjustments that may result from the treatment of fractional shares as follows: (i) no fractional shares were issued as a result of the Reverse Stock Split; and (ii) stockholders who would have been entitled to a fractional share as a result of the Reverse Stock Split instead received a cash payment from the transfer agent in an amount equal to the fractional share multiplied by the closing price of our common stock the day before the Reverse Stock Split became effective. All amounts presented in these financial statements, have been adjusted for this Reverse Stock Split. The objective of the Reverse Stock Split was to enable us to regain compliance with the Bid Price Rule and maintain our listing on Nasdaq.

On April 30, 2020, Nasdaq notified us that we had regained compliance with the Bid Price Rule; however, we remain non-compliant with the MVLS Rule. Under the Nasdaq listing rules, we have until October 12, 2020 to regain compliance with the MVLS Rule by demonstrating that the market value of our listed securities is $35 million or more for a minimum of 10 consecutive business days. If we do not regain compliance with the MVLS Rule by the required date, we may appeal for an extension to regain compliance with no assurance that we will be successful in obtaining the extension. If we do not regain compliance by October 12, 2020 or by the extended compliance date, if applicable, Nasdaq would delist our common stock from The Nasdaq Capital Market.

Company Credit Rating
On April 10, 2020, S&P Global downgraded the Company’s credit to CCC-. On April 6, 2020 Moody’s downgraded the Company’s credit rating one notch from B3 to Caa2, primarily due to the impact of the COVID-19 pandemic on our operations.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As used herein, “Global Eagle Entertainment,” “Global Eagle,” the “Company,” “our,” “we,” or “us” and similar terms include Global Eagle Entertainment Inc. and its subsidiaries, unless the context indicates otherwise.

Cautionary Note Regarding Forward-Looking Statements

Certain statements in this Quarterly Report on Form 10-Q (this “Form 10-Q”) may constitute “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, without limitation, statements with respect to our expected Adjusted EBITDA, revenue and margin growth and sustainable positive free cash flow in future periods, our aviation-connectivity installations in future periods, the length and severity of COVID-19 or other catastrophic events and the related impact on both customer demands and supply chain functions, as well as our future consolidated financial position, results of operations and cash flows, the impact from the COVID-19 pandemic and the Boeing 737 MAX aircraft grounding on our financial performance, our business and financial-performance outlook, industry, business strategy, plans the potential sale of certain businesses and assets, potential restructuring activities, business and M&A integration activities, operating-expense and cost structure improvements and reductions and our ability to execute and realize the benefits of our cost-savings plans, international expansion, future technologies, future operations, financial covenant compliance, margins, profitability, future efficiencies, liquidity, ability to generate positive cash flow from operating activities, and other financial and operating information. The words “anticipate,” “assume,” “believe,” “budget,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “future” and the negative of these or similar terms and phrases are intended to identify forward-looking statements in this Form 10-Q.

Forward-looking statements reflect our current expectations regarding future events, results or outcomes. These expectations may or may not be realized. Although we believe the expectations reflected in the forward-looking statements are reasonable, we can give you no assurance these expectations will prove to have been correct. Some of these expectations may be based upon assumptions, data or judgments that prove to be incorrect. Actual events, results and outcomes may differ materially from our expectations due to a variety of known and unknown risks, uncertainties and other factors. Although it is not possible to identify all of these risks and factors, they include, among others, the following:

•	the effect that the rapid spread of contagious illnesses, such as the coronavirus, is having and could continue to have on our business and results of operations;

•
our ability to successfully pursue and consummate financing, recapitalization, strategic transactions and other similar transactions to address the substantial doubt about the company’s ability to continue as a going concern, and our ability to do so without filing for bankruptcy court protection;

•
the substantial risk that it may be necessary for us to seek protection under Chapter 11 of the United States Bankruptcy Code, which could make it difficult for us to retain management and other key personnel

•	our ability to anticipate and keep pace with rapid changes in customer needs and technology;

•	negative external perceptions that damage our reputation among potential customers, investors, employees, advisors and vendors;

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

•
our ability to timely remediate material weaknesses in our internal control over financial reporting; the effect of those weaknesses on our ability to report and forecast our operations and financial performance, and our ability to raise future capital or complete acquisitions through the use of Form S-3; and the impact of our remediation efforts (and associated management time and costs) on our liquidity and financial performance;

•	our ability to maintain effective disclosure controls and internal control over financial reporting;

•	our ability to execute on our operating-expense and cost-structure realignment plan and realize the benefits of those initiatives;

•	our dependence on the travel industry;

•	our ability to expand our international operations and the risks inherent in our international operations, especially in light of current and future trade and national-security disputes;

•	our ability to plan expenses and forecast revenue due to the long sales cycle of many of our Media & Content segment’s products;

•	our dependence on our existing relationship and agreement with Southwest Airlines;

•	the timing and conditions surrounding the return to normal production and revenue service of the Boeing 737 MAX aircraft;

•	our ability to develop new products or services or enhance those we currently provide in our Media & Content segment;

•	our ability to accelerate dividends from, or dispose of our 49% interest in Wireless Maritime Services, LLC (”WMS”);

•	our ability to integrate businesses or technologies we have acquired or may acquire in the future;

•	our ability to successfully divest or dispose of business that are deemed not to fit with our strategic plan;

•
the effect of future acts or threats of terrorism, threats to national security and other actual or potential conflicts, wars, geopolitical disputes or similar events on the use of Wi-Fi enabled devices on our aircraft and maritime vessels;

•	the effect of natural disasters, adverse weather conditions or other environmental incidents on our business;

•	the possibility that our insurance policies may not fully cover all loses we incur;

•	our ability to obtain new customers and renew agreements with existing customers;

•	our customers’ solvency, inability to pay and/or delays in paying us for our services, and potential claims related to payments from customers received prior to such customers’ insolvency proceedings;

•	our ability to retain and effectively integrate and train key members of senior management;

•	our ability to recruit, train and retain highly skilled technical employees;

•	our ability to receive the anticipated cash distributions or other benefits from our investment in the WMS;

•	the effect of a variety of complex U.S. and foreign tax laws and regimes due to the global nature of our business;

•	our ability to utilize our net operating loss carryforwards and certain other tax attributes may be limited;

•	our ability to continue to be able to make claims for e-business and multimedia tax credits in Canada;

•	our exposure to interest rate and foreign currency risks;

•	the effect of political changes and developments globally, including Brexit, on our customers and our business;

•
our need to invest in and develop new broadband technologies and advanced communications and secure networking systems, products and services and antenna technologies as well as their market acceptance;

•	increased demand by customers for greater bandwidth, speed and performance and increased competition from new technologies and market entrants;

•	customer attrition due to direct arrangements between satellite providers and customers;

•	our reliance on “sole source” service providers and other third parties for key components and services that are integral to our product and service offerings;

•	the potential need to materially increase our investments in product development and equipment beyond our current investment expectations;

•	equipment failures or software defects or errors that may damage our reputation or result in claims in excess of our insurance or warranty coverage;

•	satellite failures or degradations in satellite performance;

•	our use of fixed-price contracts for satellite bandwidth and potential cost differentials that may lead to losses if the market price for our services declines relative to our committed cost;

•	our ability to plan expenses and forecast revenue due to the long sales cycle of many of our Connectivity segment’s products;

•	increased on-board use of personal electronic devices and content accessed and downloaded prior to travel which may cause airlines to reduce investment in seatback entertainment systems;

•	increased competition in the in-flight entertainment (“IFE”) and in-flight connectivity (“IFC”) system supply chain;

•	pricing pressure from suppliers and customers in our Media & Content segment and a reduction in the aviation industry’s use of intermediary content service providers (such as us);

•	a reduction in the volume or quality of content produced by studios, distributors or other content providers or their refusal to license content or other rights upon terms acceptable to us;

•	a reduction or elimination of the time between our receipt of content and it being made available to the rental or home viewing market (i.e., the “early release window”);

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

•	regulation by foreign government agencies that increases our costs of providing services or requires us to change services;

•	changes in government regulation of the Internet, including e-commerce or online video distribution;

•
our ability to comply with trade, export, anti-money laundering and anti-bribery practices and data protection laws, especially the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act, the General Data Protection Regulation and the California Consumer Privacy Act.

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

•
limitations on our cash flow available to make investments due to our substantial indebtedness and covenants set forth in our debt agreements, including a maximum consolidated first lien net leverage ratio covenant (the “Maximum First Lien Leverage”) covenant and a minimum liquidity covenant (the “Minimum Liquidity”) covenant, and our ability to generate sufficient cash flow to make principal and interest payments thereon, comply with our reporting and financial covenants, or fund our operations;

•
our ability to repay the principal amount of our bank debt, second lien notes due June 30, 2023 (the “Second Lien Notes”) and/or 2.75% convertible senior notes due 2035 (the “Convertible Notes”) at maturity or upon acceleration thereof, to raise the funds necessary to settle conversions of our Convertible Notes or to repurchase our Convertible Notes upon a fundamental change or on specified repurchase dates or due to future indebtedness;

•	the conditional conversion of our Convertible Notes;

•	the effect on our reported financial results of the accounting method for our Convertible Notes;

•	the impact of the fundamental change repurchase feature and change of control repurchase feature of the Securities Purchase Agreement on our price or potential as a takeover target;

•	the effect of the downgrade of our credit rating on our business, reputation and ability to raise capital;

•	our potential as a takeover target due to price depression of our common stock;

•	the dilution or price depression of our common stock that may occur as a result of the conversion of our Convertible Notes and/or Searchlight warrants;

•
our ability to meet the continued listing requirements of The Nasdaq Capital Market (“Nasdaq”), given our receipt of a notice from the Listing Qualifications staff (the “Staff”) of Nasdaq that our market value of listed securities does not meet the minimum $35 million requirement pursuant to Nasdaq rules;

•	conflicts between our interests and the interests of our largest stockholders;

•	volatility of the market price of our securities;

•	anti-takeover provisions contained in our charter and bylaws and our Shareholder Rights Plan;

•	the dilution of our common stock if we issue additional equity or convertible debt securities;

•
the possibility that we may experience delays in filing our periodic SEC reports due to our material weaknesses in our internal control over financial reporting, which would result in our ineligibility to use a registration statement on Form S-3 to register the offer and sale of securities in the future;

•	additional losses due to further impairment in the carrying value of our goodwill;

•	changes in accounting standards, including the new credit loss standards; and,

•	other risks and factors listed under “Risk Factors” in Part II, Item 1A of this Quarterly Report and in our Annual Report on Form 10-K for the year ended December 31, 2019.

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

For the three months ended March 31, 2020, we reported revenue of $144.2 million and a net loss of $80.9 million, compared to our reported revenue of $166.6 million, and a net loss of $37.6 million during the prior-year period. The net loss during the three months ended March 31, 2020 was due in part to a non-cash impairment charge, as described below. In addition, for the three months ended March 31, 2020 and 2019, one airline customer, Southwest Airlines, Inc. (“Southwest Airlines”) accounted for 20% and 21%, respectively, of our total revenue.

Impacts from COVID-19 Pandemic and Recent Developments

In March 2020, the World Health Organization declared a pandemic resulting from COVID-19. In response to COVID-19, local and national governments around the world instituted shelter-in-place and similar orders and travel restrictions, and airline and maritime travel decreased suddenly and dramatically. The COVID-19 pandemic is having, and will likely continue to have, a significant negative impact on several important aspects of our business:
Our financial performance. The COVID-19 pandemic is having a significant negative impact on our financial performance, driven primarily by a decrease in flight levels, new aircraft shipments, cruise ship passengers and vessel usage, and a corresponding increase in reductions and deferrals of our contracts and an overall decrease in volume and usage. These factors have had a material adverse impact on our consolidated financial position, consolidated results of operations, and consolidated cash flows in the first quarter of fiscal 2020, and will likely continue to negatively impact our results for the full fiscal year. Net loss for the first quarter 2020 was $80.9 million, an increase of $43.3 million and included a $22.1 million non-cash impairment of goodwill related to the Maritime & Land Connectivity reporting unit. The non-cash impairment was driven by a higher degree of uncertainty given the COVID-19 environment, as further described below. Meanwhile, the decline in our total revenue, from $ 166.6 million during the first quarter of 2019 to $144.2 million during the first quarter of 2020, was driven in part by the early impact of COVID-19 and a production halt in January of the Boeing 737 MAX aircraft, which the FAA and other regulators had grounded during 2019-2020 following flight incidents.

Customer demand. Our customers in the airline, cruise ship and other maritime industries, have been heavily impacted by the COVID-19 pandemic, through travel restrictions, government and business-imposed shutdowns or other operating issues resulting from the pandemic. The pandemic is ongoing and dynamic in nature and, to date, our customers have experienced temporary closures in key regions globally. Growth in our overall business is principally dependent upon the number of customers that purchase our services, our ability to negotiate favorable economic terms with our customers and partners and the number of travelers who use our services. In addition, certain of our customers have ceased or delayed payment or filed for insolvency protection, and we are unable to predict the speed of recovery of the travel sector necessary to mitigate these ongoing risks. To date, customer purchasing activity has been significantly impacted and we expect this to continue to negatively affect us. We have a large concentration of customers that operate in the Asian, European, Pacific, and Middle Eastern market regions which experienced shutdowns from the COVID-19 pandemic well before domestic airline customers. As such we saw a decline by percentage in the number of contracts with our customers in the first quarter of 2020 which was greater than that seen by the general airline industry in the U.S. The extent and duration of the pandemic remains uncertain, and is expected to continue to impact consumer purchasing activity if disruptions continue throughout the year, which could continue to negatively impact us. Additionally, payments to certain vendors have not been made in accordance with payment terms. To date, no critical vendors have stopped providing goods or services. However, if a critical vendor were to discontinue doing business with us, this could result in further material adverse impacts on our results. We continue to monitor the potential impact of the COVID-19 pandemic.

CARES Act
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act was enacted in response to the COVID-19 pandemic. The CARES Act, among other things, allows employers to defer payment of employer Social Security taxes that are otherwise owed for wage payments made after March 27, 2020, through the end of the calendar year. In addition, the CARES Act provides for various grants, loans and other financial support for certain companies that are affected by the COVID-19 pandemic. Accordingly, we have submitted applications for U.S. Treasury Loans. There is no assurance that our application will be approved or that any sources of financings under the CARES Act will be available to us on favorable terms or at all. It is possible that further regulatory guidance under the CARES Act will be forthcoming.

Our Operations: The COVID-19 pandemic has disrupted, and continues to disrupt, our day-to-day activities, including limiting our access to facilities and its employees. During the first quarter of 2020, the Company’s management initiated its multi-year Transformation 2022 cost savings initiatives, which targets simplification and standardization, improved Connectivity network efficiency, labor and footprint rationalization among other improvements. During the second quarter of 2020, we reduced headcount and the utilization of contract labor and have planned additional reductions through early 2021 resulting in a 10% reduction in total headcount. Additionally, the Company’s management is optimizing the cost of the workforce by utilizing lower cost locations and creating centralized Centers of Excellence, aimed at providing more efficient and focused services at lower cost. In addition to labor savings we will reduce facilities cost by enabling the further consolidation of offices. We are aggressively working with our third party partners to optimize cost and align service levels to the current requirements.

In response to the COVID-19 pandemic and related government restrictions negatively impacting our operations, subsequent to March 31, 2020, we began renegotiating certain lease agreements to obtain rent relief in the near term, in order to help offset the negative financial impacts of COVID-19. On April 10, 2020, the Financial Accounting Standards Board ("FASB") staff issued a question-and-answer document providing guidance for lease concessions provided to lessees in response to the effects of COVID-19. Such guidance allows lessees to make an election not to evaluate whether a lease concession provided by a lessor should be accounted for as a lease modification in the event the concession does not result in a substantial increase in the rights of the lessor or the obligations of the lessee. We intend to elect this practical expedient in our accounting for any lease concessions provided for our real estate lease agreements.See Note 4. Leases of the Consolidated Financial Statements for further details.

Liquidity and Cost Management
We have engaged financial and legal advisors to assist us in, among other things, analyzing various strategic alternatives to address our liquidity and capital structure, including strategic and refinancing alternatives to restructure our indebtedness in private transactions. Due to our current financial constraints, there is a substantial risk that it may be necessary for us to seek protection under Chapter 11 of the United States Bankruptcy Code. For further discussion of this risk, please see Part II, Item IA “Risk Factors” of this Report.

On February 28, 2020, as a precautionary measure to ensure financial flexibility and maintain maximum liquidity in response to the COVID-19 pandemic, we further leveraged our balance sheet, and executed a drawdown of the remaining $41.8 million under our senior secured revolving credit facility (the “Revolving Credit Facility”), referred to as (the “Drawdown”) with a corresponding increase in our cash on hand. Following the Drawdown, we have no remaining borrowing under the Revolving Credit Facility. As of June 30, 2020, we had approximately $30.7 million of cash and cash equivalents.

The impact of the COVID-19 pandemic on the global travel industry created an urgent liquidity crisis for the airline, cruise ship and other maritime industries, with follow-on impact to the Company. As of March 31, 2020, our principal source of liquidity was our cash and cash equivalents of approximately $54.2 million. In addition, we had approximately $0.7 million of restricted cash, which amount is excluded from the $54.2 million of cash and cash equivalents, and was attached to letters of credit between our subsidiaries and certain customers. Our cash is invested primarily in cash and money market funds in banking institutions in the U.S., Canada and Europe and to a lesser extent in Asia Pacific. Our total debt balance increased from $773.1 million at December 31, 2019 to $821.4 million at March 31, 2020.

Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 205-40, Presentation of Financial Statements - Going Concern, requires that an entity’s management evaluate whether there are relevant events and conditions that in aggregate initially indicate that it will not be able to meet its obligations as they become due within one year after the date that the financial statements are issued, and therefore raise substantial doubt about the entity’s ability to continue as a going concern. The Company’s management has evaluated events and conditions as further described below, including historical losses and negative cash flows from operations, government and industry-imposed travel restrictions in the aviation and maritime industries that the Company services, and the Company’s projected future violations with the covenants contained in our existing indebtedness, including the maximum consolidated first lien net leverage ratio (“Maximum First Lien Leverage”) and a covenant requiring it to maintain minimum levels of undrawn revolving commitments plus cash and cash equivalents (“Minimum Liquidity”)

contained in the Senior Secured Credit Agreement entered into on January 6, 2017 (as amended, the “2017 Credit Agreement”), in future periods. These events and conditions have raised substantial doubt of the Company’s ability to satisfy existing debt obligations and pay down past due accounts payable and other obligations as they become due in the next 12 months.

The Company’s principal sources of liquidity have historically been its debt and equity issuances and its cash and cash equivalents. The Company’s long-term ability to continue as a going concern is dependent on its ability to comply with the covenants in its indebtedness, increase revenue, reduce costs and deliver satisfactory levels of profitable operations. A substantial amount of the Company's cash requirements is for debt service obligations. The Company has generated substantial historic operating losses.

The Company has incurred net losses and had negative cash flows from operations for the first quarter ended March 31, 2020 primarily as a result of the negative operating impact of COVID-19, managing working capital and cash interest and principal payments arising from the Company's substantial debt balance. Net cash used in operations was $3.7 million for the three months ended March 31, 2020 which included cash paid for interest of $14.6 million. Working capital deficiency “(defined as current assets less current liabilities)” increased by $776.7 million, to $840.0 million as of March 31, 2020, compared to $63.4 million as of December 31, 2019. The Company's current forecast indicates it will continue to incur net losses and generate negative cash flows from operating activities as a result of the Company's indebtedness and significant related interest expense and uncertainty related to the impact of COVID-19 on the results of operations.

The Company was in compliance with all lender covenants for the period ended March 31, 2020. However, in anticipation of failing the Maximum First Lien Leverage covenant, the Company sought and was granted a waiver over such covenant on April 15, 2020 in connection with the Tenth Amendment to the 2017 Credit Agreement (the “Tenth Amendment to 2017 Credit Agreement”), while the lenders added an additional covenant at that time, namely the Minimum Liquidity covenant. Moreover, based on current projections, management believes it is probable that the Company will not comply with the Minimum Liquidity covenant and the Maximum First Lien Leverage covenant in the 2017 Credit Agreement during the remainder of the fiscal year. Due to these factors and the cross-default provisions contained in our other debt, which would be triggered upon acceleration of debt under the 2017 Credit Agreement, effective as of the March 31, 2020 balance sheet, the Company classified all applicable long-term debt as current.

Additionally, the Company’s projected failure to comply with certain covenants in the 2017 Credit Agreement and the Securities Purchase Agreement governing our Second Lien Notes, which include covenants in the 2017 Credit Agreement requiring us to (i) satisfy the Maximum First Lien Leverage ratio, which ratio was waived for the fiscal quarter ended March 31, 2020 and (ii) maintain Minimum Liquidity, could result in an event of default on our debt. The Securities Purchase Agreement and the terms of the Company’s 2.75% Convertible Notes due 2035 (the “Convertible Notes”) do not include covenants related to maintenance of Maximum First Lien Leverage or Minimum Liquidity; however, both the Securities Purchase Agreement and terms of the Convertible Notes contain cross-default provisions based on an acceleration of material indebtedness (including indebtedness under the 2017 Credit Agreement) and certain payment defaults under material indebtedness. On April 15, 2020, the Company entered into the Tenth Amendment to the 2017 Credit Agreement and obtained, among other amendments and waivers, a waiver to our Maximum First Lien Leverage covenant for the quarter ended March 31, 2020 and the addition of a Minimum Liquidity covenant. This Minimum Liquidity covenant imposes substantial limits on our ability to make investments in our business. In addition, we may be limited in our ability to pay all of our required debt and interest payments on our indebtedness and our other operating expenses while remaining in compliance with this Minimum Liquidity covenant.

If the Company is unable to comply with the covenants contained in its debt or obtain a waiver or an amendment from its lenders, or take other remedial measures, the Company will be in default under the credit facilities, which would enable lenders thereunder to accelerate the repayment of amounts outstanding and exercise remedies with respect to the collateral. If the Company’s lenders under our credit facilities demand immediate payment, we will not have sufficient cash to repay such indebtedness. In addition, as discussed above, certain payment defaults under our credit facilities or the lenders accelerating their claims thereunder would trigger cross-default provisions in our other indebtedness and certain other operating agreements. Furthermore, failure to meet our borrowing conditions under our Revolving Credit Facility could materially and adversely impact our liquidity.

The Company’s management has plans in-place, and is working with outside advisors, to address the substantial doubt about the Company’s ability to continue as a going concern. Mitigating actions implemented in the first quarter include temporary salary reductions for all employees, including executive offices and the Company’s Board of Directors, negotiations with both customers and vendors to revise existing contracts to current activity levels and executing substantial reductions in capital expenditures and overall costs. Mitigating actions that continue to be implemented include:

•Restructure debt covenants with lenders, including deferral of amortization and interest payments;
•Continue reduction of overall workforce to match revenue streams;

•	Deferral of annual merit increases;

•	Relocation of worldwide operating facilities to reduce ongoing costs;

•	Renegotiation of satellite lease terms, bandwidth terminations and payment deferrals;

•	Negotiation of studio rate reductions and airline relief packages;

•	Pursue complete restructuring of our capital-and-cost structure;

•	Accelerate WMS dividend payments; and

•	Continue to pursue the disposition of the Company’s 49% interest in WMS.

In addition, the Company’s management is pursuing actions to maximize cash available to meet our obligations as they become due in the ordinary course of business, including (i) executing additional substantial reductions in expenses, capital expenditures and overall costs; (ii) applying for all eligible global government and other initiatives available to businesses or employees impacted by the COVID-19 pandemic, primarily through payroll and wage subsidies and deferrals; (iii) submitted applications for U.S. Treasury Loans through the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act. There is no assurance that our applications will be approved or that any sources of financings under the CARES Act will be available to us on favorable terms or at all; and (iv) accessing alternative sources of capital, in order to generate additional liquidity. These actions are intended to mitigate those conditions which raise substantial doubt of the Company’s ability to continue as a going concern. While we continue to work toward completing these items and taking other actions to create additional liquidity and comply with the payment and other covenants set forth in its debt agreements, there is no assurance that we will be able to do so. Our ability to meet our obligations as they become due in the ordinary course of business for the next 12 months will depend on our ability to achieve improved results, our ability to generate and conserve cash, our ability to obtain necessary waivers from lenders and other equity stakeholders to achieve sufficient cash interest savings therefrom and our ability to complete other liquidity-generating transactions. Based on the uncertainty of achieving these actions the Company’s management has determined that the substantial doubt about the Company’s ability to continue as a going concern within one year from the issuance date of this Quarterly Report on Form 10-Q has not been alleviated. The unaudited condensed consolidated financial statements do not include any adjustments that may result from the possible inability of the Company to continue as a going concern for at least the next 12 months from the issuance of these financial statements.

We have engaged financial and legal advisors to assist us in, among other things, analyzing various strategic alternatives to address our liquidity and capital structure, including strategic and refinancing alternatives to restructure our indebtedness in private transactions. If the negative impact from COVID-19 continues, if the Company is unable to successfully complete the actions described in the paragraph above or otherwise generate incremental liquidity, or if there is not otherwise a material improvement in our business, results of operations and liquidity, we may be forced to further reduce or delay our business activities and capital expenditures, sell material assets, seek additional capital or be required to file for bankruptcy court protection. Due to our current financial constraints, there is a substantial risk that it may be necessary for us to seek protection under Chapter 11 of the United States Bankruptcy Code. Please refer to Part I, Item 2 (“Management’s Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition, Liquidity and Capital Resources”).

Additionally, the covenants in our 2017 Credit Agreement include a requirement that we receive an opinion from our auditors in connection with our year-end audit that is not subject to a “going concern” or like qualification or exception. In addition to the waiver discussed above, the Tenth Amendment to the 2017 Credit Agreement also provided a waiver related to obtaining a “going concern” or like qualification or exception in the report of the Company’s independent registered public accounting firm for the Company’s year-end December 31, 2019 financial statements. We cannot be assured that we will be able to obtain additional covenant waivers or amendments in the future which may have a material adverse effect on the Company’s results of operations or liquidity. Please refer to Note 2. Summary of Significant Accounting Policies and Note 10. Financing Arrangements for additional details.

Significant Transactions and Developments

Goodwill Impairment
For the quarter ended March 31, 2020, the Company identified a triggering event due to a significant decline in the market capitalization of the Company and results of operations as result of the uncertainty related to the COVID-19 pandemic. Accordingly, the Company assessed the fair value of its three reporting units as of March 31, 2020 and recorded a goodwill impairment charge of $22.1 million related to its Maritime & Land Connectivity reporting unit. This impairment was primarily due to lower than expected financial results of the reporting unit during the three months ended March 31, 2020 due primarily to impacts of COVID-19 outbreak on our cruise and yacht channels, coupled with the loss of a Brazilian government customer and  continuation of exiting the mobile network operation channel. Given these indicators, the Company then determined that there was a higher degree of uncertainty in achieving its financial projections for this unit and as such, increased its discount rate, which reduced the fair value of the unit. As of March 31, 2020, there is no remaining goodwill allocated to this reporting unit.

Impairment of Equity Method Investments
During the first quarter of 2020, in accordance with ASC 323, Investments-Equity Method and Joint Ventures, the Company’s management completed an assessment of the recoverability of the equity method investments. They determined the carrying value of the interests in the WMS and Santander Teleport S.L. (“Santander”) joint ventures exceeded their estimated fair value of the Company’s interests, which management concluded was other than temporary. The Company recorded an impairment charge of $10.1 million and $3.0 million relating to its WMS and Santander equity investments, respectively, This WMS impairment was primarily the result of lower than expected financial results for the quarter ended March 31, 2020 due to the uncertainty related to the impacts of the COVID-19 pandemic on the cruise industry. This resulted in a decline in operating performance which is not expected to be recovered in the foreseeable future, causing Company’s management to reduce the financial projections for the WMS business for the remainder of 2020 and beyond. The Santander impairment was primarily the result of lower than expected forecasted financial results for the quarter ended March 31, 2020 due to management’s review of reducing ongoing costs to service customers through this joint venture. This resulted in a reduction in the financial projections for the remainder of 2020 and beyond. The other than temporary impairments recognized are in addition to the MEG Connectivity reporting unit goodwill impairment recognized for the quarter ended March 31, 2020.

Opportunities, Challenges and Risks

COVID-19
The length of COVID-19 outbreak and its impact on global travel and the broader travel industry is unknown and impossible to predict with certainty at this time. As a result, the full extent to which COVID-19 will impact our business and results of operations is unknown.

Overview
We believe our operating results and performance are driven by various factors that affect the commercial travel industry and the mobility markets serving hard-to-reach places on land, sea and in the air. These include general macroeconomic trends affecting the mobility markets, such as travel and maritime trends affecting our target user base, regulatory changes, competition and the rate of customer adoption of our services as well as factors that affect mobility Internet service providers in general. Growth in our overall business is principally dependent upon the number of customers that purchase our services, our ability to negotiate favorable economic terms with our customers and partners and the number of travelers who use our services. Growth in our margins is dependent on our ability to manage the costs associated with implementing and operating our services, including the costs of licensing, procuring and distributing content, equipment and satellite bandwidth service. Our ability to attract and retain customers is highly dependent on our ability to timely implement our services and continually improve our network and operations as technology changes and we experience increased network capacity constraints.

Media & Content Segment
During the first quarter of 2020, Media & Content revenue was down 15% over the prior-year quarter primarily due to the early impact of COVID-19 and a decline in content distribution. Our Media & Content segment is dependent upon a number of factors, including the growth of IFE systems (including both seatback installed and Wi-Fi IFE systems), our customers’ demand for content and games across global mobility markets, the general availability of content to license from our studio partners, pricing from our competitors and our ability to manage the underlying economics of content licensing by studio. Current demand for these content and games across global mobility markets is low and experienced a significant decrease during the first quarter of 2020, primarily due to COVID-19, and our ability to get back to pre-COVID-19 volume levels will depend on the recovery of the airline industry and return of passenger demand and bookings.

Connectivity Segment
For the first quarter of 2020, connectivity segment revenue was down 13% year-over-year driven primarily by lower equipment revenue due to few aircraft installations and the intentional declines in the land connectivity revenue as the Company exits activities with unfavorable cash flow profiles. In our Connectivity segment, the use of our connectivity equipment on our customers’ aircraft is subject to regulatory approvals, such as a Supplemental Type Certificate, or “STC,” that are imposed by agencies such as the Federal Aviation Administration (“FAA”), the European Aviation Safety Agency (“EASA”) and the Civil Aviation Administration of China (“CAAC”). The costs to obtain and/or validate an STC can be significant and vary by plane type and customer location. We have STCs to operate our equipment on several plane types, including The Boeing Company’s (“Boeing”) 737, 757, 767 and 777 aircraft families, and for the Airbus SE (“Airbus”) A320 aircraft family. While we believe we will be successful in obtaining STC approvals in the future as needed, there is a risk that the applicable regulatory agencies do not approve or validate an STC on a timely basis, if at all, which could negatively impact our growth, relationships and ability to sell our connectivity services. To partially address the risk and costs of obtaining STCs in the future, we signed an agreement with Boeing to offer our connectivity equipment on a “line-fit basis” for Boeing’s 737 and 787 models, and our connectivity equipment as an option on Boeing 737 airplanes.

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

The growth of our Connectivity segment is dependent upon a number of factors, including the rates at which we increase the number of installed connectivity systems for new and existing customers, customer demand for connectivity services and the prices at (and pricing models under) which we can offer them, government regulations and approvals, customer adoption, take rates (or overall usage of our connectivity services by end-users), the general availability and pricing of satellite bandwidth globally, pricing pressures from our competitors, general travel industry trends, new and competing connectivity technologies, our ability to manage the underlying economics of connectivity services on a global basis and the security of those systems. The regulatory grounding of Boeing’s 737 MAX aircraft type (“MAX aircraft”) during 2019 and 2020, which was necessitated by flight incidents beyond our control and unrelated to passenger connectivity systems, imposes certain risks for us. Prior to the grounding, MAX aircraft represented approximately 1% of our total Connectivity service revenue.

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

Our cost of sales, the largest component of our operating expenses, varies from period to period, particularly as a percentage of revenue, based upon the mix of the underlying equipment and service revenue that we generate. Cost of sales also varies period-to-period as we acquire new customers to grow our Connectivity segment. We have increased our investment in satellite capacity over North America and the Middle East to facilitate the growth of our existing and new connectivity customer base, which has included purchases of satellite transponders. Depending on the timing of our satellite expenditures, our cost of sales as a percentage of our revenue may fluctuate from period to period.

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

Although current activities have been delayed due to COVID-19, we plan to further expand our connectivity operations internationally to address opportunities in non-U.S. markets. As we expand our business further internationally in places such as the Middle East, Europe, Asia Pacific and Latin America, we will continue to incur significant incremental upfront expenses associated with these growth opportunities.

Adoption of Shareholder Rights Plan
On March 19, 2020, our Board adopted a stockholder rights plan, as set forth in a Rights Plan between the Company and American Stock Transfer and Trust Company, LLC (the “Rights Plan”), and issued the rights contemplated thereby (the “Rights”) on March 30, 2020. The Rights Plan is intended to promote the fair and equal treatment of all of our stockholders and ensure that no person or group can gain control of us through open market accumulation or other tactics without paying a control premium and potentially disadvantaging the interest of all stockholders. The Rights Plan ensures that our Board has sufficient time to exercise its fiduciary duties to make informed judgments about the actions of third parties that may not be in the best interests of us and our stockholders.

In general terms, the Rights will become exercisable if a person or group becomes the beneficial owner of 20% or more of the Company’s outstanding Common Stock. Stockholders who beneficially owned 20% or more of Global Eagle’s outstanding common stock prior to the issuance of the December 31, 2019 earnings release will not trigger the exercisability of the Rights so long as they do not acquire beneficial ownership of any additional shares of common stock at a time when they still beneficially own 20% or more of such common stock, subject to certain exceptions as described in the Rights Plan. In the event that the Rights become exercisable due to the triggering ownership threshold being crossed, each Right will entitle its holder to purchase a number of shares of Common Stock or equivalent securities having a market value at that time of twice the Right’s purchase. The Rights Plan is attached to the 2019 Annual Report on Form 10-K as Exhibit 4.14.

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

Material Weaknesses
Our Annual Report disclosed numerous material weaknesses in our internal controls as a result of our failure to have an effective system of operations, including a robust ERP system. See Item 9A. Controls and Procedures of our Annual Report. We expect to continue to expend significant time and resources remediating material weaknesses in our internal control over financial reporting. These weaknesses relate our entity level control environment, financial statement close and reporting process, intercompany process, business combination, inventory, internally developed software, long lived assets, goodwill impairment, accounts payable and accrued liabilities, revenue processes, license fee accruals, income taxes, payroll and information technology processes.

We are strongly committed to addressing these material weaknesses, which we believe will strengthen our business and continue to work on and enhance our remediation plan. However, we are uncertain as to our timing to complete the remediation, the extent to which such efforts will deplete our cash reserves and our ability to succeed in the remediation. If we are unable to establish and maintain effective internal control over financial reporting, we may not be able to detect and prevent a material misstatement in our financial statements, and we may be unable to timely file our periodic SEC reports or identify and forecast certain business trends and certain aspects of our financial performance, which could negatively impact our ability to focus on and achieve our business objectives. In the event we are unable to timely file our periodic SEC reports, as applicable, such failure may cause an event of default under our debt facilities. See Item 9A: Controls and Procedures of our 2019 Form 10-K for a discussion of our material weaknesses and remediation efforts.

Key Components of Condensed Consolidated Statements of Operations
There have been no material changes to the key components of our condensed consolidated statements of operations as described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2019 Form 10-K.

Critical Accounting Estimates

The preparation of our condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the notes to the financial statements. Some of those judgments can be subjective and complex, and therefore, actual results could differ materially from those estimates under different assumptions or conditions. A summary of our critical accounting policies is presented in Part II, Item 7, of our 2019 Form 10-K. There were no other material changes to our critical accounting policies during the three months ended March 31, 2020.

Recent Accounting Pronouncements

See Note 2. Basis of Presentation and Summary of Significant Accounting Policies to our unaudited condensed consolidated financial statements (Part I, Item 1 of this Form 10-Q) for a discussion on recent accounting pronouncements.

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

Unaudited Condensed Consolidated Statement of Operations Data (in thousands)

	Three Months Ended March 31,
	2020	2019
Revenue	$144,165	$166,619
Operating expenses:
Cost of sales	120,807	134,194
Sales and marketing	5,340	8,249
Product development	5,963	6,979
General and administrative	30,576	27,980
Provision for legal settlements	—	508
Amortization of intangible assets	6,142	7,799
Goodwill impairment	22,130	—
Total operating expenses (including cost of sales)	190,958	185,709
Loss from operations	(46,793)	(19,090)
Other expense, net	(33,006)	(18,389)
Loss before income taxes	(79,799)	(37,479)
Income tax expense	1,126	130
Net loss	$(80,925)	$(37,609)

The following table provides, for the periods presented, the depreciation expense included in the above line items (in thousands):

	Three Months Ended March 31,
	2020	2019
Cost of sales	$9,628	$8,934
Sales and marketing	522	1,002
Product development	571	835
General and administrative	2,784	3,382
Total	$13,505	$14,153

The following table provides, for the periods presented, the stock-based compensation expense included in the above line items (in thousands):

	Three Months Ended March 31,
	2020	2019
Cost of sales	$66	$27
Sales and marketing	57	53
Product development	77	68
General and administrative	928	1,141
Total	$1,128	$1,289

The following table provides, for the periods presented, our results of operations, as a percentage of revenue, for the periods presented:

	Three Months Ended March 31,
	2020	2019
Revenue	100%	100%
Operating expenses:
Cost of sales	84%	81%
Sales and marketing	4%	5%
Product development	4%	4%
General and administrative	21%	17%
Amortization of intangible assets	4%	5%
Goodwill impairment	15%	—%
Total operating expenses	132%	111%
Loss from operations	(32)%	(11)%
Other expense, net	(23)%	(11)%
Loss before income taxes	(55)%	(22)%
Income tax expense	1%	—%
Net loss	(56)%	(23)%

Three Months Ended March 31, 2020 and 2019

Operating Segments

Segment revenue, expenses and gross margin for the three months ended March 31, 2020 and 2019 derived from our Media & Content and Connectivity operating segments were as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
Revenue:
Media & Content
Licensing and services	$68,385	$80,010
Connectivity
Services	67,260	70,468
Equipment	8,520	16,141
Total	75,780	86,609
Total revenue	$144,165	$166,619
Cost of Sales:
Media & Content
Licensing and services	$55,556	$57,669
Connectivity
Services	57,728	65,600
Equipment	7,523	10,925
Total	65,251	76,525
Total cost of sales	$120,807	$134,194
Gross margin:
Media & Content	$12,829	$22,341
Connectivity	10,529	10,084
Total gross margin	23,358	32,425
Other operating expenses	70,151	51,515
Loss from operations	$(46,793)	$(19,090)

Revenue

Media & Content
Media & Content operating segment revenue for the three months ended March 31, 2020 and 2019 was as follows (in thousands, except for percentages):

	Three Months Ended March 31,
	2020	2019	Change
Licensing and Services	$68,385	$80,010	(15)%

Media & Content Licensing and Services Revenue
Media & Content licensing and services revenue decreased by $11.6 million, or 15%, to $68.4 million for the three months ended March 31, 2020, compared to $80.0 million for the three months ended March 31, 2019. The decrease was driven by the early onset of the COVID-19 pandemic on the majority of our customers, in addition to declines in our third-party distribution services and digital media services, including games and applications (“Apps”).

Specifically, our media & content results were impacted by the following:

•
Repricing and volume changes: Revenues decreased by $6.7 million due to: (i) the early impact of the COVID-19 pandemic on our Asian Pacific and Middle Eastern customer base of approximately $4.4 million, offset by a $0.9 million volume increase at a leading global airline; (ii) games and apps revenues decrease of $2.1 million due to lower volume across multiple customers; and (iii) updated contract terms that decreased revenue by $1.1 million.

•
Aviation client wins and losses: Revenues decreased by $4.9 million primarily due to (i) $1.5 million lower advertising sales, (ii) a $3.4 million decrease in third-party distribution services to non-Global Eagle customers reflecting our ongoing reduction of third-party distribution revenue.

Connectivity
Connectivity operating segment revenue for the three months ended March 31, 2020 and 2019 was as follows (in thousands, except for percentages):

	Three Months Ended March 31,
	2020	2019	Change
Services	$67,260	$70,468	(5)%
Equipment	8,520	16,141	(47)%
Total	$75,780	$86,609	(13)%

For purposes of our discussions within this MD&A section, we use the Maritime, Enterprise and Government (“MEG”) grouping name, which is a broader business unit encompassing the same entities rolling into the Maritime & Land reporting unit as discussed in Note 6. Goodwill.

Connectivity Services Revenue
Services revenue from our Connectivity operating segment decreased by $3.2 million, or 5%, to $67.3 million for the three months ended March 31, 2020, compared to $70.5 million for the three months ended March 31, 2019, primarily due to the following:

•
MEG contract repricing and volume declines: $2.6 million due to volume declines for certain MEG mobile network operator enterprise customers related to our strategic exit from that business line, and the loss of a government land customer in South America.

Connectivity Equipment Revenue

•
Aviation customer volume: Equipment revenue from our Connectivity operating segment decreased by $7.6 million, or 47%, to $8.5 million for the three months ended March 31, 2020, compared to $16.1 million for the three months ended March 31, 2019. The decrease was primarily due to a $5.3 million decline in equipment shipments for a major North America customer due to COVID-19 related aircraft production and installation timetables. In addition, the completion of a major retrofit equipment program contributed $2.7 million of the overall decline in 2020.

Cost of Sales

Media & Content
Media & Content operating segment cost of sales for the three months ended March 31, 2020 and 2019 was as follows (in thousands, except for percentages):

	Three Months Ended March 31,
	2020	2019	Change
Licensing and services	$55,556	$57,669	(4)%

Media & Content cost of sales decreased by $2.1 million, or 4%, to $55.6 million for the three months ended March 31, 2020, compared to $57.7 million for the three months ended March 31, 2019. Reflecting COVID-19 related impact. Cost of sales as a percentage of Media & Content revenues increased to 81% for the three months ended March 31, 2020, compared to 72% for the three months ended March 31, 2019. Cost of sales was also impacted by a greater percentage of CSP pass-through accounts during the three months ended March 31, 2020 versus the year prior.

Connectivity
Cost of sales for our Connectivity operating segment for the three months ended March 31, 2020 and 2019 was as follows (in thousands, except for percentages):

	Three Months Ended March 31,
	2020	2019	Change
Services	$57,728	$65,600	(12)%
Equipment	7,523	10,925	(31)%
Total	$65,251	$76,525	(15)%

Connectivity services cost of sales decreased by $7.9 million, or 12%, to $57.7 million for the three months ended March 31, 2020, compared to $65.6 million for the three months ended March 31, 2019, primarily due to the following:

Maritime bandwidth cost decrease: (i) maritime and land satellite capacity savings from contract renegotiations and cancellations for the three months ended March 31, 2019 amounting to $5.3 million; (ii) $1.5 million decrease due to satellite capacity reduction from maritime and land customer losses for the three months ended March 31, 2020; and (iii) $1.3 million labor cost savings.

As a percentage of Connectivity services revenue, Connectivity service cost of sales decreased to 86% during the three months ended March 31, 2020, compared to 93% for the three months ended March 31, 2019. The maritime and land business gross margin improvement was driven by favorable bandwidth contract re-negotiations and cancellations, and realizing savings from labor cost reductions implemented in 2019.

The maritime and land business decrease was driven by bandwidth favorable re-negotiated rates and ongoing direct labor restructuring activities.

Equipment cost decrease: Connectivity equipment cost of sales decreased by $3.4 million, or 31%, to $7.5 million for the three months ended March 31, 2020 compared to $10.9 million for the three months ended March 31, 2019. Connectivity equipment cost of sales increased as a percentage of Connectivity Equipment revenue to 88% during the three months ended March 31, 2020, compared to 68% for the three months ended March 31, 2019. Compared to the equivalent prior year period, this was primarily due to (i) a $3.4 million cost of sales decrease from lower equipment volume, and (ii) the mix of equipment sold.

Other Operating Expenses

Other operating expenses for the three months ended March 31, 2020 and 2019 were as follows (in thousands, except for percentages):

	Three Months Ended March 31,
	2020	2019	Change
Sales and marketing	$5,340	$8,249	(35)%
Product development	5,963	6,979	(15)%
General and administrative	30,576	27,980	9%
Provision for legal settlements	—	508	(100)%
Amortization of intangible assets	6,142	7,799	(21)%
Goodwill impairment	22,130	—	100%
Total	$70,151	$51,515	36%

Sales and Marketing
Sales and marketing expenses decreased by $2.9 million, or 35%, to $5.3 million for the three months ended March 31, 2020, compared to $8.2 million for the three months ended March 31, 2019. The reduction can be attributed to the following: (i) $1.8 million decrease in employee cost due to headcount reductions; (ii) $0.2 million decrease in travel and entertainment expenses; (iii) $0.3 million decrease in professional and contractor services; and (iv) $0.1 million of reduced IT- related costs.

Product Development
Product development expenses decreased by $1.0 million, or 15%, to $6.0 million for the three months ended March 31, 2020, compared to $7.0 million for the three months ended March 31, 2019. The reduction can be attributed to the following: (i) $0.4 million decrease in employee cost due to headcount reductions, (ii) $0.2 million decrease in professional and outside services; and (iii) $0.1 million decrease in travel and entertainment expenses.

General and Administrative
General and administrative costs increased by $2.6 million, or 9%, to $30.6 million during the three months ended March 31, 2020, compared to $28.0 million for the three months ended March 31, 2019. The increase can be attributed to the following: (i) $3.0 million for the write-off of bad debts and increase to allowance reserve, reflecting COVID-19 related uncertainty and collection risks; and (ii) $2.4 million increase in professional services; partially offset by (i) $2.6 million decrease in employee cost due to headcount reductions; and (ii) $0.4 million decrease in travel and entertainment costs.

Provision for (Gain from) Legal Settlements
The provision for legal settlements decreased by $0.5 million, compared to the three months ended March 31, 2019 as no settlements occurred during the three months ended March 31,2020. See Note 12. Commitments and Contingencies to our unaudited condensed consolidated financial statements (Part I, Item 1 of this Form 10-Q) for a summary of our ongoing litigation and other legal claims.

Amortization of Intangible Assets
Amortization expense decreased $1.7 million, or 21%, to $6.1 million during the three months ended March 31, 2020, compared to $7.8 million for the three months ended March 31, 2019. The decrease was due to a portion of our acquired intangible assets from prior acquisitions becoming fully amortized during the year.

Goodwill Impairment
For the quarter ended March 31, 2020, the Company identified a triggering event due to a significant decline in the market capitalization of the Company and results of operations as result of the uncertainty related to the COVID-19 pandemic. Accordingly, the Company assessed the fair value of its three reporting units as of March 31, 2020 and recorded a goodwill impairment charge of $22.1 million related to its Maritime & Land Connectivity reporting unit. This impairment was primarily due to lower than expected financial results of the reporting unit during the three months ended March 31, 2020 due primarily to impacts of COVID-19 outbreak on our cruise and yacht channels, coupled with the loss of a Brazilian government customer and  continuation of exiting the mobile network operation channel. Given these indicators, the Company then determined that there was a higher degree of uncertainty in achieving its financial projections for this unit and as such, increased its discount rate, which reduced the fair value of the unit.

Other (Expense) Income, net
Other expense for the three months ended March 31, 2020 and 2019 was as follows (in thousands, except for percentages):

	Three Months Ended March 31,
	2020	2019	Change
Interest expense, net	$(22,587)	$(21,277)	6%
Income (loss) from equity method investments including impairment losses	(10,858)	2,129	(610)%
Change in fair value of derivatives	207	938	(78)%
Other income (expense), net	232	(179)	(230)%
Total	$(33,006)	$(18,389)	79%

Other expense, net increased $14.6 million, or 79%, to $33.0 million for the three months ended March 31, 2020, compared to other expense of $18.4 million for the three months ended March 31, 2019. This was driven primarily by an increase in net interest expense of $1.3 million, or 6%, primarily attributable to: (i) Second Lien Notes, including the effect of PIK compounding as additional principal, (ii) Term Loan, for which we obtained additional borrowing capacity in July 2019; (iii) additional borrowings on our Revolving Credit Facility; (iv) Income (loss) from equity method investments including impairment losses decrease of $13.0 million, primarily comprised of $13.1 million impairment loss recorded at March 31, 2020; and (v) $0.6 million decrease in the fair value of derivatives. This was offset by a $0.5 million change in other income (expense), net.

Income Tax Expense
The Company recorded income tax provision of $1.1 million and $0.1 million for the three months ended March 31, 2020 and 2019, respectively. The tax provision for the three months ended March 31, 2020 is primarily attributable to foreign income taxes resulting from our foreign subsidiaries' contribution to pretax income, non-tax deductible goodwill impairment, withholding taxes, changes in valuation allowance, and deferred tax expense on amortization of indefinite-lived intangible assets. The tax provision for the three months ended March 31, 2019 was primarily attributable to the foreign withholding taxes, foreign income taxes resulting from the foreign subsidiaries' contribution to pretax income, basis difference in convertible debt and effects of permanent differences.

NON -GAAP FINANCIAL MEASURES

To supplement our consolidated financial statements, which are prepared and presented in accordance with accounting principles generally accepted in the United States, or GAAP, we present EBITDA, Adjusted EBITDA and free cash flow, which are non-GAAP financial measures, as measures of our performance. The presentations of EBITDA, Adjusted EBITDA and free cash flow are not intended to be considered in isolation from, or as a substitute for, or superior to, net income (loss), cash flows from operations or any other performance measures derived in accordance with GAAP or as an alternative to net cash provided by operating activities or any other measures of our cash flows or liquidity. For a reconciliation of EBITDA, Adjusted EBITDA and free cash flow to its most comparable measure under GAAP, please see the table entitled “Reconciliation of GAAP to Non-GAAP Measure” at the end of this Non-GAAP Financial Measures section. Further, we note that Adjusted EBITDA as presented herein is defined and calculated differently than the “Consolidated EBITDA” definition in our senior secured credit agreement and in our second lien notes, which Consolidated EBITDA definition we use for financial-covenant-compliance purposes and as a measure of our liquidity.

EBITDA, Adjusted EBITDA and free cash flow are three of the primary measures used by our management and Board of Directors to understand and evaluate our financial performance and operating trends, including period to period comparisons, to prepare and approve our annual budget and to develop short- and long-term operational plans. Additionally, Adjusted EBITDA is one of the primary measures used by the Compensation Committee of our Board of Directors to establish the funding targets for (and if applicable subsequent funding of) our Annual Incentive Plan bonuses for our employees. We believe our presentation of EBITDA, Adjusted EBITDA and free cash flow is useful to investors both because it allows for greater transparency with respect to key metrics used by our management in their financial and operational decision-making and because our management frequently uses it in discussions with investors, commercial bankers, securities analysts and other users of our financial statements.

We define Adjusted EBITDA as EBITDA (net income (loss) before (a) interest expense (income), (b) income tax expense (benefit) and (c) depreciation and amortization), as further adjusted to exclude (when applicable in the period) (1) change in fair value of financial instruments, (2) other (income) expense, including (gains) losses from foreign-currency-transaction (gains) and from other investments, which include impairment charges relating to our joint ventures, (3) goodwill impairment expense, (4) stock-based compensation expense, (5) strategic-transaction, integration and realignment expenses (as described below), (6) auditor and third-party professional fees and expenses related to our internal-control deficiencies (and the remediation thereof) and complications in our audit process relating to our control environment, (7) (gain) loss on disposal and impairment of fixed assets, (8) non-ordinary-course legal expenses (as described below), (9) losses related to significant customer bankruptcies or financial distress (as described below) and (10) expenses incurred in connection with grounded aircraft resulting from orders, airworthiness directives and other regulations issued by U.S. and foreign civil aviation authorities. Management does not consider these items to be indicative of our core operating results.

“Losses related to significant customer bankruptcies or financial distress” includes (1) our provision for bad debt associated with significant bankruptcies or financial distress of our customers, (2) the costs (e.g., content acquisition fees) that we incurred to maintain service to those customers during their bankruptcy proceedings in order to preserve the customer relationship and (3) costs relating to providing services to customers for whom we recognize revenue on a cash basis due to their financial distress.
“Non-ordinary-course legal expenses” includes third-party professional fees and expenses and estimated loss contingencies, provisions for legal settlements and other expenses associated with non-ordinary-course employment, corporate and intellectual-property-infringement disputes.

“Strategic-transaction, integration and realignment expenses” includes (1) transaction and procurement-related expenses and costs (including third-party professional fees) attributable to acquisition, financing, investment and other strategic-transaction activities (including for new product and proof-of-concept testing), (2) integration and realignment expenses and allowances, (3) employee-severance, -retention and -relocation expenses, (4) purchase-accounting adjustments for deferred revenue, costs and credits associated with companies and businesses that we have acquired through our M&A activities and (5) estimated loss contingencies, provisions for legal settlements and other expenses related to claims at companies or businesses that we acquired through our M&A activities for underlying liabilities that pre-dated our acquisition of those companies or businesses.

We define free cash flow as cash flows from operating activities less capital expenditures. Free cash flow does not represent our residual cash flow available for discretionary expenditures, since we have mandatory debt service requirements and other non-discretionary expenditures that are not deducted from the measure.

The following table presents a reconciliation of Adjusted EBITDA for each of the periods presented (in thousands):

	Three Months Ended March 31,
	2020	2019
Net loss	$(80,925)	$(37,609)
Interest expense, net	22,587	21,277
Income tax expense	1,126	130
Depreciation and amortization	19,712	21,952
EBITDA	(37,500)	5,750
Depreciation and amortization from equity method investments	2,140	2,133
Change in fair value of financial instruments	(207)	(938)
Other expense, net	647	178
Stock-based compensation expense	1,128	1,289
Goodwill impairment	22,130	—
Equity method investment impairments	13,131	—
Strategic-transaction, integration and realignment expenses	4,964	4,700
Internal-control and delayed audit expenses	3,324	3,453
Loss on disposal of fixed assets	453	164
Non-ordinary-course legal expenses	306	596
Losses on significant customer bankruptcies	2,620	1,164
Expenses incurred in connection with grounded aircraft	931	—
Adjusted EBITDA	$14,067	$18,489

The following table presents a reconciliation of Cash Flow from Operations to Free Cash Flow for each of the periods presented (in thousands):

	Three Months Ended March 31,
	2020	2019
Cash used in operations	$(3,690)	$(10,231)
Purchases of property and equipment	(1,477)	(9,083)
Free Cash Flow	$(5,167)	$(19,314)

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Selected financial data for the periods presented below were as follows (in thousands):

	March 31, 2020	December 31, 2019
Cash and cash equivalents	$54,193	$23,964
Total assets	630,476	668,580
Current portion of long-term debt	804,575	22,673
Long-term debt	16,805	773,062
Total stockholders’ deficit	$(455,851)	$(375,154)

The following reflects the financial condition of our business and operations as of March 31, 2020 as well as material developments relating thereto through the date of filing of this Form 10-Q.

As of March 31, 2020, we had $504.7 million aggregate principal amount in senior secured term loans (the “Term Loans”) outstanding under our Senior Secured Credit Agreement (the “2017 Credit Agreement”); $80.6 million drawn under the 2017 Revolving Loans (excluding approximately $4.4 million in letters of credit outstanding thereunder); $188.7 million aggregate principal amount of outstanding Second Lien Notes, which amount includes $38.7 million of payment-in-kind (“PIK”) interest converted to principal since issuance; $82.5 million aggregate principal amount of 2.75% convertible senior notes due 2035; and other debt outstanding of $22.9 million. Please see Note 10. Financing Arrangements to our unaudited condensed consolidated financial statements (Part I, Item 1 of this Form 10-Q) for a tabular presentation of our indebtedness.

Anticipated Cash Requirements

Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 205-40, Presentation of Financial Statements - Going Concern, requires that an entity’s management evaluate whether there are relevant events and conditions that in aggregate initially indicate that it will not be able to meet its obligations as they become due within one year after the date that the financial statements are issued, and therefore raise substantial doubt about the entity’s ability to continue as a going concern. The Company has evaluated events and conditions as further described below, including historical losses and negative cash flows from operations, government and industry-imposed travel restrictions in the aviation and maritime industries that the Company services, and the Company’s projected future violations with the covenants contained in its existing indebtedness, including the maximum consolidated first lien net leverage ratio (“Maximum First Lien Leverage”) and a covenant requiring it to maintain minimum levels of undrawn revolving commitments plus cash and cash equivalents (“Minimum Liquidity”) contained in its Senior Secured Credit Agreement entered into on January 6, 2017 (as amended, the “2017 Credit Agreement”), in future periods. These events and conditions have raised substantial doubt of the Company’s ability to satisfy existing debt obligations and paydown past due accounts payables and other obligations as they become due in the next 12 months.

Our customers in the airline, cruise ship and other maritime industries, have been heavily impacted by the COVID-19 pandemic, through travel restrictions, government and business-imposed shutdowns or other operating issues resulting from the pandemic. We continue to analyze the potential impacts of the conditions and events arising from the ongoing COVID-19 pandemic. However, at this time, it is not possible to fully determine the magnitude of the overall impact of the COVID-19 pandemic on our business. As such, the impact could have a material adverse effect on our overall business, financial condition, liquidity, results of operations, and cash flows.

Our principal sources of liquidity have historically been our debt and equity issuances, and our cash and cash equivalents. Our long-term ability to continue as a going concern is dependent on our ability to comply with the covenants in our indebtedness, increase revenue, reduce costs and deliver satisfactory levels of profitable operations. A substantial amount of our cash requirements are for debt service obligations. The Company has generated substantial historic operating losses. The Company has incurred net losses and had negative cash flows from operations for the first quarter ended March 31, 2020 primarily as a result of the negative operating impact of COVID-19, managing working capital and cash interest and principal payments arising from the Company's substantial debt balance. Net cash used in operations was $3.7 million for the three months ended March 31, 2020 which included cash paid for interest of $14.6 million. Working capital deficiency increased by $776.7 million, to $840.0 million as of March 31, 2020, primarily due to the classification of all applicable long term debt as current at March 31, 2020.

The Company's current forecast indicates it will continue to incur net losses and generate negative cash flows from operating activities as a result of the Company's indebtedness and significant related interest expense and uncertainty related to the impact of COVID-19 on the results of operations. The Company was in compliance with all lender covenants for the period ended March 31, 2020. However, in anticipation of failing the Maximum First Lien Leverage covenant, the Company sought and was granted a waiver over such covenant on April 15, 2020 in connection with the Tenth Amendment to the 2017 Credit Agreement (the “Tenth Amendment to 2017 Credit Agreement”), while the lenders added an additional covenant at that time, namely the Minimum Liquidity covenant. Moreover, based on current projections, management believes it is probable that the Company will not comply with the Minimum Liquidity covenant and the Maximum First Lien Leverage covenant in the 2017 Credit Agreement during the remainder of the fiscal year. Due to these factors and the cross-default provisions contained in our other debt, which would be triggered upon acceleration of debt under the 2017 Credit Agreement, effective as of the March 31, 2020 balance sheet, the Company classified all applicable long-term debt as current.

Additionally, the Company’s projected failure to comply with certain covenants in the 2017 Credit Agreement and the Securities Purchase Agreement governing our Second Lien Notes, which include covenants in the 2017 Credit Agreement requiring us to (i) satisfy the Maximum First Lien Leverage ratio, which ratio was waived for the fiscal quarter ended March 31, 2020 and (ii) maintain Minimum Liquidity, could result in an event of default on our debt. The Securities Purchase Agreement and the terms of the Company’s 2.75% Convertible Notes due 2035 (the “Convertible Notes”) do not include covenants related to maintenance of Maximum First Lien Leverage or Minimum Liquidity; however, both the Securities Purchase Agreement and terms of the Convertible Notes contain cross-default provisions based on an acceleration of material indebtedness (including indebtedness under the 2017 Credit Agreement) and certain payment defaults under material indebtedness. As discussed above, on April 15, 2020, the Company entered into the Tenth Amendment to the 2017 Credit Agreement and obtained, among other amendments and waivers, a waiver to our Maximum First Lien Leverage covenant for the quarter ended March 31, 2020 and the addition of a Minimum Liquidity covenant. This Minimum Liquidity covenant imposes substantial limits on our ability to make investments in our business. In addition, we may be limited in our ability to pay all of our required debt and interest payments on our indebtedness and our other operating expenses while remaining in compliance with this Minimum Liquidity covenant.

If the Company is unable to comply with the covenants contained in its debt agreements or obtain a waiver or an amendment from the lenders, or take other remedial measures, the Company will be in default under the credit facilities, which would enable lenders thereunder to accelerate the repayment of amounts outstanding and exercise remedies with respect to the collateral. If the Company’s lenders under our credit facilities demand immediate payment, we will not have sufficient cash to repay such indebtedness. In addition, as discussed above, certain payment defaults under our credit facilities or the lenders accelerating their claims thereunder would trigger cross-default provisions in our other indebtedness and certain other operating agreements.  Furthermore, failure to meet our borrowing conditions under our Revolving Credit Facility could materially and adversely impact our liquidity.

The Company’s management has plans in-place, and is working with outside advisors, to address the substantial doubt about the Company’s ability to continue as a going concern. Mitigating actions implemented in the first quarter include temporary salary reductions for all employees, including executive offices and the Company’s Board of Directors, negotiations with both customers and vendors to revise existing contracts to current activity levels and executing substantial reductions in capital expenditures and overall costs. Mitigating actions that continue to be implemented include:

•Restructure debt covenants with lenders, including deferral of amortization and interest payments;
•Continue reduction of overall workforce to match revenue streams;

•	Deferral of annual merit increases;

•	Relocation of worldwide operating facilities to reduce ongoing costs;

•	Renegotiation of satellite lease terms, bandwidth terminations and payment deferrals;

•	Negotiation of studio rate reductions and airline relief packages;

•	Pursue complete restructuring of our capital-and-cost structure;

•	Accelerate WMS dividend payments; and

•	Continue to pursue the disposition of the Company’s 49% interest in WMS.

In addition, the Company’s management is pursuing actions to maximize cash available to meet our obligations as they become due in the ordinary course of business, including (i) executing additional substantial reductions in expenses, capital expenditures and overall costs; (ii) applying for all eligible global government and other initiatives available to businesses or employees impacted by the COVID-19 pandemic, primarily through payroll and wage subsidies and deferrals; (iii) submitting applications for U.S.

Treasury Loans through the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act. There is no assurance that our applications will be approved or that any sources of financings under the CARES Act will be available to us on favorable terms or at all; and (iv) accessing alternative sources of capital, in order to generate additional liquidity. These actions are intended to mitigate those conditions which raise substantial doubt of the Company’s ability to continue as a going concern. While we continue to work toward completing these items and taking other actions to create additional liquidity and comply with the payment and other covenants set forth in its debt agreements, there is no assurance that we will be able to do so. Our ability to meet our obligations as they become due in the ordinary course of business for the next 12 months will depend on our ability to achieve improved results, our ability to generate and conserve cash, our ability to obtain necessary waivers from lenders and other equity stakeholders to achieve sufficient cash interest savings therefrom and our ability to complete other liquidity-generating transactions. Based on the uncertainty of achieving these actions the Company’s management has determined that the substantial doubt about the Company’s ability to continue as a going concern within one year from the issuance date of this Quarterly Report on Form 10-Q has not been alleviated. The unaudited condensed consolidated financial statements do not include any adjustments that may result from the possible inability of the Company to continue as a going concern for at least the next 12 months from the issuance of these financial statements.

Additionally, the 2017 Credit Agreement includes a requirement that we receive an opinion from our auditors in connection with our year-end audit that is not subject to a “going concern” or like qualification or exception. In addition to the waiver discussed above, the Tenth Amendment to the 2017 Credit Agreement also provided a waiver related to obtaining a “going concern” or like qualification or exception in the report of the Company’s independent registered public accounting firm for the Company’s year-end December 31, 2019 financial statements. We cannot be assured that we will be able to obtain additional covenant waivers or amendments in the future which may have a material adverse effect on the Company’s results of operations or liquidity.
Please refer to Note 2. Summary of Significant Accounting Policies and Note 10. Financing Arrangements for additional details.

We have engaged financial and legal advisors to assist us in, among other things, analyzing various strategic alternatives to address our liquidity and capital structure, including strategic and refinancing alternatives to restructure our indebtedness in private transactions. Due to our current financial constraints, there is a substantial risk that it may be necessary for us to seek protection under Chapter 11 of the United States Bankruptcy Code.

Seeking bankruptcy court protection could have a material adverse effect on our business, financial condition, results of operations and liquidity. In addition, during the period of time we are involved in a bankruptcy proceeding, our customers and suppliers might lose confidence in our ability to reorganize our business successfully and may seek to establish alternative commercial relationships.

Additionally, all of our indebtedness is senior to the existing common stock and preferred stock in our capital structure. As a result, we believe that seeking bankruptcy court protection under a Chapter 11 proceeding could cause the shares of our existing common stock to be canceled, result in a limited recovery, if any, for shareholders of our common stock, and would place shareholders of our common stock at significant risk of losing all of their investment in our shares. For further discussion of this risk, please see Part II, Item IA “Risk Factors” of this Report.

Amendments to Credit Agreement

On July 19, 2019, we entered into an amendment to the 2017 Credit Agreement (the “Seventh Amendment to 2017 Credit Agreement”), which, among other things, upsized the Term Loans by $40 million, reduced scheduled principal repayments over the subsequent six quarters by an aggregate amount of approximately $25.3 million and provided additional stock pledges (including the remaining 35% of the equity interests of first tier foreign subsidiaries that were previously not pledged) as collateral. Net of fees and expenses, the 2017 Credit Agreement Amendment resulted in approximately $60 million of incremental liquidity over the subsequent 18 months from the July 19, 2019 modification date.

Concurrent with entering into the Seventh Amendment to 2017 Credit Agreement, we also entered into an amendment to the Securities Purchase Agreement (the “Second Amendment to the Securities Purchase Agreement”), which, among other things, removed our ability to make any cash interest payments under the Second Lien Notes so long as such payments are prohibited by the terms of the 2017 Credit Agreement, added collateral for the Second Lien Notes consistent with the additional collateral provided under the 2017 Credit Agreement, and modified the prepayment premium schedule to extend through maturity of the Second Lien Notes. Please see Note 10. Financing Arrangements to our condensed consolidated financial statements (Part IV, Item 15 of the December 31, 2019 Form 10-K) for more information on the Seventh Amendment to 2017 Credit Agreement and the Second Amendment to the Securities Purchase Agreement.

On April 15, 2020, we entered into an amendment to our 2017 Credit Agreement (the “Tenth Amendment to 2017 Credit Agreement”) that modified the Maximum First Lien Leverage covenant to exempt us from needing to comply therewith for the period ended on March 31, 2020. Additionally, in connection with the Tenth Amendment to 2017 Credit Agreement, we agreed to maintain undrawn revolving commitments plus cash and cash equivalents of the Company and its subsidiaries in an aggregate amount of not less than $17.5 million (“Minimum Liquidity”). Additionally, during the first quarter of 2020 we initiated actions to improve our cost structure included headcount reductions, reductions in discretionary spend such as professional services and travel and entertainment; and in the future, planned actions include the relocation of facilities, and a focus on re-engineering the Company’s business processes in addition to supply chain and procurement savings. Our ability to satisfy our liquidity needs and comply with the other covenants under our existing indebtedness, including the Minimum Liquidity covenant and the Maximum First Lien Leverage covenant under the 2017 Credit Agreement, thereafter is dependent upon our ability to achieve the operating results that are reflected in our covenant calculation. Significant adverse conditions, which may result from increased contraction in the general economic environment, a downturn in the industry, changes in foreign and domestic civil aviation authorities’ orders and other factors described in the Section “Cautionary Note Regarding Forward Looking Statements” and our description of “Risk Factors” in the December 31, 2019 Form 10-K may impact our ability to comply with the Minimum Liquidity covenant and achieve the required Maximum First Lien Leverage levels. Means for improving our profitability, among others, include renegotiation of bandwidth contracts, optimizing delivery of connectivity and content services provided, renewing and obtaining new customer contracts, and other operational actions to improve productivity and efficiency, all of which may not be within our control. If we are unable to achieve the improved results required to comply with these covenants, we may be required to take specific actions in addition to those described above, including but not limited to, additional reductions in headcount, targeted procurement initiatives to reduce operating costs and other operating costs, or alternatively, seeking an amendment or waiver from our lenders or taking other remedial measures.

Credit Rating

On April 10, 2019, S&P Global downgraded the Company’s credit rating by two notches from B- to CCC, and on April 10, 2020 they downgraded the Company an additional notch to CCC-. On April 6, 2020 Moody’s downgraded the Company’s credit rating one notch from B3 to Caa2. These downgrades may negatively impact our ability to refinance or amend our existing indebtedness.

Cash and Cash Equivalents

Our cash and cash equivalents are maintained at several financial institutions. Deposits held may exceed the amount of insurance provided on such deposits. Generally, our deposits may be redeemed upon demand and are maintained with a financial institution of reputable credit and, therefore, bear minimal credit risk. As of March 31, 2020, and December 31, 2019, approximately $4.8 million and $17.7 million of our cash and cash equivalents, respectively, were held by our foreign subsidiaries. In March 2020, the Company purchased commercial papers with nominal value of $30.0 million for an initial investment of $29.9 million with maturities ranging from 29 to 71 days. The investment was classified as held-to-maturity. At March 31, 2020, the amortized cost of the investment was $29.9 million. There were no credit losses on the investment.

Sources and Uses of Cash—Three Months Ended March 31, 2020 and 2019

A summary of our cash flow activities for the three months ended March 31, 2020 and 2019 is as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
Net cash used in operating activities	$(3,690)	$(10,231)
Net cash used in investing activities	(1,477)	(9,083)
Net cash provided by financing activities	35,230	926
Effects of exchange rate changes on cash, cash equivalents and restricted cash	371	$265
Net increase (decrease) in cash, cash equivalents and restricted cash	30,434	(18,123)
Cash, Cash Equivalents and Restricted Cash at beginning of period	24,462	51,868
Cash, Cash Equivalents and Restricted Cash at end of period	$54,896	$33,745

Net Cash Used in Operating Activities

Three Months Ended March 31, 2020
Net cash used in our operating activities of $3.7 million primarily reflects our net loss of $80.9 million during the period and net non-cash charges of $65.1 million primarily related to the goodwill impairment charge of $22.1 million, depreciation and amortization expenses of $19.7 million, a $10.9 million loss on equity method investments including impairment losses, comprised of $13.1 million impairment loss offset by the gain on equity method investments of $2.4 million for the first quarter. Additionally, we had net cash inflows of $12.2 million resulting from changes in working capital balances, primarily driven by reduced cash outflows in accounts payable and accrued expenses.

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

Net Cash Used in Investing Activities

Three Months Ended March 31, 2020
Net cash used in investing activities during the three months ended March 31, 2020 of $1.5 million was due to purchases of property and equipment, principally relating to the purchase of expanded connectivity infrastructure to support our growth.

Three Months Ended March 31, 2019
Net cash used in investing activities during the three months ended March 31, 2019 of $9.1 million was due to purchases of property, plant and equipment, principally relating to the purchase of expanded connectivity infrastructure to support our growth.

Net Cash Flows Provided by Financing Activities

Three Months Ended March 31, 2020
Net cash provided by financing activities of $35.2 million was primarily due to higher borrowings over repayments under our 2017 Revolving. We borrowed $44.3 million on the 2017 Revolving Loans which was offset by repayments of $7.0 million on the 2017 Revolving Loans, as well as additional repayment of other loan and indebtedness of $2.1 million.

Three Months Ended March 31, 2019
Net cash provided by financing activities of $0.9 million was primarily due to borrowings from related parties of $7.4 million. In addition, we borrowed $17.9 million on the 2017 Revolving Loans which was offset by repayments of $21.0 million on the 2017 Revolving Loans, as well as additional repayments of indebtedness in the amount of $3.3 million.

Long-Term Debt

As of March 31, 2020 and December 31, 2019, our long-term debt consisted of the following (in thousands):

	March 31, 2020	December 31, 2019
Senior secured term loan facility, due January 2023	$504,680	$506,037
Senior secured revolving credit facility, due January 2022	80,615	43,315
Second lien notes, due June 2023	188,716	178,034
Convertible senior notes due 2035	82,500	82,500
Other debt	22,937	23,685
Unamortized bond discounts, fair value adjustments and issue costs, net	(58,068)	(60,509)
Total carrying value of debt	821,380	773,062
Less: current portion, net	(804,575)	(15,678)
Total non-current	$16,805	$757,384

The aggregate contractual maturities of all borrowings, including finance leases, as of March 31, 2020 were as follows (in thousands):

Years Ending December 31,	Amount
2020 (remaining nine months)	$13,633
2021	29,818
2022	110,564
2023	633,974
2024	3,236
Thereafter	88,223
Total	$879,448

The previous table excludes future purchase commitments with some of our connectivity vendors to secure future inventory for our airline customers and commitments related to ongoing engineering and antenna projects. At March 31, 2020, we also had outstanding letters of credit in the amount of $4.4 million, of which $4.4 million was issued under the letter of credit facility under the Senior Secured Credit Agreement that the Company entered into on January 6, 2017 (the “2017 Credit Agreement”).

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

Covenant Compliance Under the 2017 Credit Agreement

Under the 2017 Credit Agreement, we are subject to a financial-reporting covenant (“Financial Reporting Covenant”), Minimum Liquidity covenant and a Maximum First Lien Leverage covenant, each of which is described in more detail in our 2019 Form 10-K and above, in addition to other customary covenants and restrictions set forth therein.

As noted above, the Company was in compliance with all lender covenants for the period ended March 31, 2020. However, in anticipation of failing the Maximum First Lien Leverage covenant, the Company sought and was granted a waiver over such covenant on April 15, 2020 in connection with the Tenth Amendment to the 2017 Credit Agreement (the “Tenth Amendment to 2017 Credit Agreement”), while the lenders added an additional covenant at that time, namely the Minimum Liquidity covenant.

Moreover, based on current projections, management believes it is probable that the Company will not comply with the Minimum Liquidity covenant and the Maximum First Lien Leverage covenant in the 2017 Credit Agreement during the remainder of the fiscal year. Due to these factors and the cross-default provisions contained in our other debt, which would be triggered upon acceleration of debt under the 2017 Credit Agreement, effective as of the March 31, 2020 balance sheet, the Company classified all applicable long-term debt as current.

You should also refer to the section titled “Risks Related to Our Indebtedness” in Part I, Item 1A. Risk Factors in our 2019 Form 10-K, for an explanation of the consequences of our failure to satisfy these covenants.

Contractual Obligations
For a discussion of movie license and Internet protocol television commitments, minimum lease obligations, satellite capacity, and other contractual commitments as of March 31, 2020 and for periods subsequent thereto, see Note 12. Commitments and Contingencies to the unaudited condensed consolidated financial statements (contained in Part I, Item 1 of this Form 10-Q) for a discussion.

Off -Balance Sheet Arrangements
As of March 31, 2020, we did not have any off-balance sheet arrangements that have, or are reasonably likely to have, a material effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

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

As of the end of the period covered by this Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) pursuant to Rule 13a-15 of the Exchange Act. Based upon that evaluation, as a result of the material weaknesses in internal control over financial reporting identified in our 2019 Form 10-K, our Chief Executive Officer (who is our principal executive officer) and Chief Financial Officer (who is our principal financial officer) concluded that as of March 31, 2020, the end of the period covered by this Form 10-Q, our disclosure controls and procedures were not effective.

Notwithstanding the material weaknesses in our internal control over financial reporting, we have concluded that the unaudited condensed consolidated financial statements included in this Form 10-Q fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States of America

As disclosed in Part II. Item 9A. “Controls and Procedures” in our 2019 Form 10-K, we identified material weaknesses in our internal control over financial reporting for the period ended December 31, 2019 as follows:

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

Changes in Internal Control Over Financial Reporting

As disclosed in Part II. Item 9A. “Controls and Procedures” in our 2019 Form 10-K, we identified material weaknesses in our internal control over financial reporting for the period ended December 31, 2019. We are in the process of implementing remediation initiatives related to these material weaknesses, as more fully described below.

Remediation Initiatives

Since the identification of the material weaknesses, management has taken steps to strengthen its processes and control environment, and enhance communication and training related to Sarbanes Oxley requirements (“SOX”). Moreover, management has taken additional measures to centralize internal control framework and inventory of IT systems and utilities used across the organization to support financial reporting, and to strengthen accounting policy documentation for its complex processes and transactions and continues to enhance our financial control governance structure. During the fiscal quarter ended March 31, 2020, we continued to enhance our overall control environment, including process level controls to help ensure that control operators have adequate time to demonstrate that these controls are operating effectively for the fiscal year ending December 31, 2020.

Under the direction of the Audit Committee, management will continue to review and make necessary changes to the overall design of our internal control environment, as well as to policies and procedures to improve the overall effectiveness of internal controls during the fiscal year ending December 31, 2020.

Other Changes

We continued our efforts in the design and implementation of new process level controls in connection with the adoption of Topic 842, Leases which are reasonably likely to materially affect internal control over financial reporting.

Under the direction of the Audit Committee of our Board, management will continue to review and make necessary changes to the overall design of our internal control environment, as well as to policies and procedures to improve the overall effectiveness of internal controls during the fiscal year ending December 31, 2020.
Aside from the actions taken as described above, there have been no changes in our internal control over financial reporting, that occurred during the three months ended March 31, 2020, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. Management continues to implement the comprehensive remediation program as disclosed in Part II. Item 9A. “Controls and Procedures” in our 2019 Form 10-K to ensure that control deficiencies contributing to the material weakness are remediated and that our controls operate effectively.

PART II — OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

Certain legal proceedings in which we are involved are discussed in Part I, Item 3 of our 2019 Form 10-K and in Note 11. Commitments and Contingencies, to the condensed consolidated financial statements included in this Form 10-Q. Except as disclosed in Note 10. Commitments and Contingencies, there have been no material updates to such legal proceedings.

ITEM 1A.    RISK FACTORS

COVID-19 Risk Factors

In light of the current COVID-19 pandemic, the Company is supplementing the risk factors previously disclosed in its most recent periodic reports filed with the SEC with the following risk factors:

There is substantial risk that it may be necessary for us to seek protection under Chapter 11 of the United States Bankruptcy Code, which may have a material adverse impact on our business, financial condition, results of operations, and cash flows, would have a material adverse impact on the trading price of our securities, and could place our shareholders at significant risk of losing all of their investment in our shares.

We have engaged financial and legal advisors to assist us in, among other things, analyzing various strategic alternatives to address our liquidity and capital structure, including strategic and refinancing alternatives to restructure our indebtedness in private transactions. Due to our current financial constraints, there is a substantial risk that it may be necessary for us to seek protection under Chapter 11 of the United States Bankruptcy Code.

Seeking bankruptcy court protection could have a material adverse effect on our business, financial condition, results of operations and liquidity. As long as a Chapter 11 proceeding continues, our senior management would be required to spend a significant amount of time and effort dealing with the reorganization instead of focusing on our business operations. Bankruptcy court protection also may make it more difficult to retain management and other key personnel necessary to the success and growth of our business. In addition, during the period of time we are involved in a bankruptcy proceeding, our customers and suppliers might lose confidence in our ability to reorganize our business successfully and may seek to establish alternative commercial relationships.

Additionally, all of our indebtedness is senior to the existing common stock and preferred stock in our capital structure. As a result, we believe that seeking bankruptcy court protection under a Chapter 11 proceeding could cause the shares of our existing common stock to be canceled, result in a limited recovery, if any, for shareholders of our common stock, and would place shareholders of our common stock at significant risk of losing all of their investment in our shares.

The minimum liquidity covenant set forth in recent amendments to our credit agreement may impact our operations and activities.

On April 15, 2020, we entered into the Tenth Amendment to 2017 Credit Agreement that, among other things, requires to maintain undrawn revolving commitments plus cash and cash equivalents of the Company and its subsidiaries in an aggregate amount of not less than $17.5 million (“Minimum Liquidity”). This Minimum Liquidity covenant imposes substantial limits on our ability to make investments in our business. In addition, we may be limited in our ability to pay all of our required debt and interest payments on our indebtedness and our other operating expenses while in compliance with this Minimum Liquidity covenant. At this time, our management believes it is probable that we will not comply with the Minimum Liquidity covenant during the remainder of the fiscal year.

If the Company is unable to comply with the Minimum Liquidity covenant or other covenants contained in its debt agreements or obtain a waiver or an amendment from the lenders, or take other remedial measures, the Company will be in default under the credit facilities, which would enable lenders thereunder to accelerate the repayment of amounts outstanding and exercise remedies with respect to the collateral. If the Company’s lenders under our credit facilities demand immediate payment, we will not have sufficient cash to repay such indebtedness and would likely be required to seek bankruptcy protection. In addition, a default under our credit facilities or the lenders exercising their remedies thereunder could trigger cross-default provisions in our other indebtedness and certain other operating agreements, which would likely require us to seek bankruptcy protection.

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

We currently have a significant amount of indebtedness and could in the future incur additional indebtedness. As of March 31, 2020, we had $504.7 million aggregate principal amount in senior secured term loans (the “Term Loans”) outstanding under our senior secured credit agreement (the “2017 Credit Agreement”). In addition, we had $80.6 million drawn under the 2017 Revolving Loans (excluding approximately $4.4 million in letters of credit outstanding thereunder), with no remaining availability thereunder; $188.7 million aggregate principal amount of outstanding Second Lien Notes, including $38.7 million of payment-in-kind (“PIK”) interest converted to principal since issuance; $82.5 million aggregate principal amount of 2.75% convertible senior notes due 2035; and other debt outstanding of $22.9 million.

A substantial amount of our cash requirements is for debt service obligations. We have generated substantial historic operating losses. We have incurred net losses and had negative cash flows from operations for the first quarter ended March 31, 2020 primarily as a result of the negative operating impact of COVID-19, managing working capital and cash interest and principal payments arising from our substantial debt balance. Net cash used in operations was $3.7 million for the three months ended March 31, 2020 which included cash paid for interest of $14.6 million. Working capital deficiency increased by $776.7 million, to $840.0 million as of March 31, 2020, compared to $63.4 million as of December 31, 2019. Our current forecast indicates we will continue to incur net losses and generate negative cash flows from operating activities as a result of our indebtedness and significant related interest expense and uncertainty related to the impact of COVID-19 on the results of operations.

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

•
We are required to comply with a financial covenant that requires us to maintain, as of any test period, a consolidated first lien net leverage ratio (the “Leverage Ratio”), as defined under our senior secured credit agreement entered into on January 6, 2017, as amended from time to time, the “2017 Credit Agreement”). Such ratio is used to define the applicable rate on outstanding debt and fees and used to determine compliance for additional working capital and acquisitions. If we are unable to achieve the results required to comply with this covenant in one or more quarters over the next twelve months, we may be required to take specific actions, including but not limited to, further reductions in headcount and targeted procurement initiatives to further reduce operating costs, or alternatively, seek a waiver or an amendment from our lenders. On April 15, 2020, the Company entered into the Tenth Amendment to the 2017 Credit Agreement and obtained, among other amendments and waivers, a waiver of our maximum consolidated first lien net leverage ratio covenant for the quarter ended March 31, 2020 and the addition of a Minimum Liquidity covenant. This Minimum Liquidity covenant imposes substantial limits on our ability to make investments in our business. In addition, we may be limited in our ability to pay all of our required debt and interest payments on our indebtedness and our other operating expenses while in compliance with this Minimum Liquidity covenant. If we are unable to continue meeting these financial covenants, we will be in default under our credit facilities, which would enable lenders thereunder to accelerate the repayment of amounts outstanding and exercise remedies with respect to the collateral. If any of our lenders under our credit facilities demand immediate payment, we will not have sufficient cash to repay such indebtedness. In addition, a default under our credit facilities or the lenders exercising their remedies thereunder could trigger cross-default provisions in our other indebtedness and certain other operating agreements. Our ability to amend our credit facilities or otherwise obtain future waivers from our lenders depends on matters that are outside of our control and there can be no assurance that we will be successful in that regard. In addition, any covenant breach or event of default could further harm our credit rating and our ability to obtain financing on acceptable terms, or at all. The occurrence of any of these events could have a material adverse effect on our financial condition and liquidity.

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

As further described herein, to service our debt obligations and to fund our operations and our capital expenditures, we require a significant amount of cash to meet our needs, which depends on many factors beyond our control. There is no assurance that we will be able to create the required liquidity. Our ability to meet our obligations as they become due in the ordinary course of business for the next 12 months will depend on our ability to achieve forecasted results, our ability to conserve cash, our ability to obtain necessary waivers from lenders and other equity stakeholders to achieve sufficient cash interest savings therefrom and our ability to complete other liquidity-generating transactions. Based on the uncertainty of achieving these actions and the significance of the forecasted future negative cash flows resulting from our substantial debt balance, including anticipated future cash interest payments, our management has determined that there is substantial doubt as to the our ability to continue as a going concern.

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

ITEM 5.    OTHER INFORMATION

ITEM 6.    EXHIBITS

		Incorporated by Reference
Exhibit No.	Exhibit Index	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith
3.1	Second Amended and Restated Certificate of Incorporation.	8-K	001-35176	3.1	2/6/2013
3.2	Certificate of Amendment to Second Amended and Restated Certificate of Incorporation	8-K	001-35176	3.1	4/16/2020
3.3	Certificate of Designations of Series A Junior Participating Preferred Stock of Global Eagle Entertainment Inc.	8-K	001-35176	3.1	3/20/2020
4.1	Rights Agreement, dated as of March 19, 2020, between Global Eagle Entertainment Inc. and American Stock Transfer & Trust Company, LLC, as Rights Agent, which includes the Form of Certificate of Designations, the Form of Right Certificate, and the Summary of Rights to Purchase Preferred Shares	8-K	001-35176	4.1	3/20/2020
10.1	Eighth Amendment to Credit Agreement, dated as of April 7, 2020, by and among Global Eagle Entertainment Inc., the guarantors party thereto, the lenders party thereto, and Citibank, N.A., as administrative agent.	8-K	001-35176	10.1	4/13/2020
10.2	Ninth Amendment to Credit Agreement, dated as of April 9, 2020, by and among Global Eagle Entertainment Inc., the guarantors party thereto, the lenders party thereto, and Citibank, N.A., as administrative agent.	8-K	001-35176	10.2	4/13/2020
10.3	Tenth Amendment to Credit Agreement, dated as of April 15, 2020, by and among Global Eagle Entertainment Inc., the guarantors party thereto, the lenders party thereto, and Citibank N.A., as administrative agent.	8-K	001-35176	10.1	4/16/2020
10.4	Third Amendment to Securities Purchase Agreement, dated as of April 15, 2020, by and among Global Eagle Entertainment Inc., the guarantors party thereto, and each purchaser party thereto.	8-K	001-35176	10.2	4/16/2020
31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).					X
31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).					X
32.1	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.					X
32.2	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.					X
101.INS	XBRL Instance Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on July 2, 2020.

GLOBAL EAGLE ENTERTAINMENT INC.
By:	/s/ CHRISTIAN MEZGER
Christian Mezger
Chief Financial Officer
(Principal Financial Officer)