Form 10-Q
period 2020-06-30
Global Eagle Entertainment Inc.
filed 2020-08-14
CIK 1512077

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM __________ TO ________

COMMISSION FILE NUMBER 001-35176
GLOBAL EAGLE ENTERTAINMENT INC.

(Exact name of registrant as specified in its charter)

Delaware		27-4757800
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification Number)

6080 Center Drive,	Suite 1200
Los Angeles,	California	90045
(Address of principal executive offices)		(Zip Code)
Registrant’s telephone number, including area code: (310) 437-6000

Securities Registered pursuant to Section 12(b) of the Act:
Title of each class	Ticker	Name of exchange on which registered
Common Stock, $0.0001 par value	ENT	*
*On August 4, 2020, the Company’s common stock was suspended from trading on The Nasdaq Stock Market (the “Nasdaq”) because of the Debtors’ (defined below) filing of the Chapter 11 Cases (defined below). Effective August 4, 2020, trades in the Company’s common stock began being quoted on the OTC Pink Marketplace under the symbol “GEENQ.” On August 11, 2020, the Nasdaq filed a Form 25-NSE to delist the Company’s common stock and to remove it from registration under Section 12(b) of the Exchange Act.
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

(Class)	(Outstanding as of August 12, 2020)
COMMON STOCK, $0.0001 PAR VALUE	3,754,482	SHARES

GLOBAL EAGLE ENTERTAINMENT INC.

FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2020

EXPLANATORY NOTES

On July 22, 2020, the Company and 16 of its wholly owned U.S. subsidiaries (together with the Company, the “Debtors”) commenced voluntary Chapter 11 proceedings under Chapter 11 of the United States, (the “Bankruptcy Code”) in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”). The Chapter 11 proceedings are jointly administered under the caption In re Global Eagle Entertainment Inc., et al. (the “Chapter 11 Cases”), Case No. 20-11835. The Debtors continue to operate their business as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. On July 23, 2020, the Debtors sought and the Bankruptcy Court granted on an interim basis, approval of various “first day” motions containing customary relief intended to assure the Debtors’ ability to continue their ordinary course operations.

On August 10, 2020, Nasdaq announced that it will delist the common stock of the Company and that the Company’s common stock was suspended on August 4, 2020 and has not traded on Nasdaq since that time. The trading of the Company’s common stock has transitioned to the OTC Bulletin Board or “pink sheets” market. The transition to over-the-counter markets is not expected to affect the Company’s operations or business. On August 11, 2020, Nasdaq filed a Form 25-NSE with the Securities and Exchange Commission (the “SEC”) to complete the delisting of the Company’s common stock from Nasdaq, which delisting will be effective ten calendar days later, at which time the Company will cease to file current and periodic reports with the SEC.

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
GLOBAL EAGLE ENTERTAINMENT INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except share and per share amounts)

	June 30, 2020	December 31, 2019
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$31,255	$23,964
Restricted cash	4,863	498
Short-term investment	3,315	—
Accounts receivable, net	66,385	88,219
Inventories, net	24,972	26,695
Prepaid expenses	5,574	6,753
Other current assets	10,513	12,839
TOTAL CURRENT ASSETS	146,877	158,968
Content library	2,825	3,645
Property and equipment, net	116,996	145,295
Right-of-use assets, net	32,797	39,187
Goodwill	137,400	159,607
Intangible assets, net	43,097	55,483
Equity method investments	62,284	78,886
Other non-current assets	25,705	27,509
TOTAL ASSETS	$567,981	$668,580
LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$181,679	$178,930
Deferred revenue	8,359	12,317
Current portion of long-term debt and finance leases	810,887	15,678
Current portion of operating lease liabilities	7,265	8,319
Other current liabilities	9,927	7,081
TOTAL CURRENT LIABILITIES	1,018,117	222,325
Deferred revenue, non-current	86	86
Long-term debt and finance leases	16,138	757,384
Long-term operating lease liabilities	20,856	23,636
Deferred tax liabilities	2,496	5,894
Other non-current liabilities	23,146	34,409
TOTAL LIABILITIES	1,080,839	1,043,734
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ DEFICIT:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized, no shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively	—	—
Common stock, $0.0001 par value; 375,000,000 shares authorized, 3,876,801 and 3,837,920 shares issued, 3,754,656 and 3,715,775 shares outstanding, at June 30, 2020 and December 31, 2019, respectively	10	10
Treasury stock, 122,145 shares at June 30, 2020 and December 31, 2019	(30,659)	(30,659)
Additional paid-in capital	821,224	818,961
Subscriptions receivable	(597)	(597)
Accumulated deficit	(1,303,146)	(1,162,901)
Accumulated other comprehensive income	310	32
TOTAL STOCKHOLDERS’ DEFICIT	(512,858)	(375,154)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$567,981	$668,580

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GLOBAL EAGLE ENTERTAINMENT INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenue:
Licensing and services	$77,457	$145,129	$213,102	$295,607
Equipment	5,584	12,338	14,104	28,479
Total revenue	83,041	157,467	227,206	324,086
Cost of sales:
Licensing and services	67,772	116,308	181,056	239,577
Equipment	4,107	7,909	11,630	18,834
Total cost of sales	71,879	124,217	192,686	258,411
Gross margin	11,162	33,250	34,520	65,675
Operating expenses:
Sales and marketing	4,303	7,365	9,643	15,614
Product development	3,749	6,125	9,712	13,104
General and administrative	24,962	27,161	55,538	55,141
Provision for legal settlements	—	25	—	533
Amortization of intangible assets	6,241	7,800	12,383	15,599
Goodwill and long-lived asset impairment	3,374	—	25,504	—
Total operating expenses	42,629	48,476	112,780	99,991
Loss from operations	(31,467)	(15,226)	(78,260)	(34,316)
Other (expense) income:
Interest expense, net	(22,884)	(22,329)	(45,471)	(43,606)
(Loss) income from equity method investments including impairment losses	(2,015)	2,517	(12,873)	4,646
Change in fair value of derivatives	(18)	—	189	938
Other expense, net	(1,495)	(105)	(1,263)	(284)
Loss before income taxes	(57,879)	(35,143)	(137,678)	(72,622)
Income tax expense	154	3,317	1,280	3,447
Net loss	$(58,033)	$(38,460)	$(138,958)	$(76,069)

Net loss per share – basic and diluted	$(15.47)	$(10.42)	$(37.24)	$(20.65)
Weighted average shares outstanding – basic and diluted	3,751	3,690	3,731	3,682

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GLOBAL EAGLE ENTERTAINMENT INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net loss	$(58,033)	$(38,460)	$(138,958)	$(76,069)
Other comprehensive income:
Unrealized foreign currency translation adjustments	41	10	278	243
Comprehensive loss	$(57,992)	$(38,450)	$(138,680)	$(75,826)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GLOBAL EAGLE ENTERTAINMENT INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT (UNAUDITED)
(in thousands)

	Common Stock		Treasury Stock		Additional	Subscriptions	Accumulated	Accumulated Other	Total
	Shares	Amount	Shares	Amount	Paid-in Capital	Receivable	Deficit	Comprehensive Income	Stockholders’ Deficit
Balance at December 31, 2019	3,838	$10	(122)	$(30,659)	$818,961	$(597)	$(1,162,901)	$32	$(375,154)
Restricted stock units vested and distributed, net of tax	29	—	—	—	(61)	—	—	—	(61)
Stock-based compensation	—	—	—	—	1,339	—	—	—	1,339
Impact of adoption of ASU 2016-02	—	—	—	—	—	—	(1,287)	—	(1,287)
Net loss	—	—	—	—	—	—	(80,925)	—	(80,925)
Unrealized foreign currency translation adjustments	—	—	—	—	—	—	—	237	237
Balance at March 31, 2020	3,867	$10	(122)	$(30,659)	$820,239	$(597)	$(1,245,113)	$269	$(455,851)
Restricted stock units vested and distributed, net of tax	10	—	—	—	(67)	—	—	—	(67)
Stock-based compensation	—	—	—	—	1,052	—	—	—	1,052
Impact of adoption of ASU 2016-02							—		—
Net loss	—	—	—	—	—	—	(58,033)	—	(58,033)
Unrealized foreign currency translation adjustments	—	—	—	—	—	—	—	41	41
Balance at June 30, 2020	3,877	$10	(122)	$(30,659)	$821,224	$(597)	$(1,303,146)	$310	$(512,858)

GLOBAL EAGLE ENTERTAINMENT INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT (UNAUDITED) (continued)
(In thousands)

	Common Stock		Treasury Stock		Additional	Subscriptions	Accumulated	Accumulated Other	Total
	Shares	Amount	Shares	Amount	Paid-in Capital	Receivable	Deficit	Comprehensive Income (Loss)	Stockholders’ Deficit
Balance at December 31, 2018	3,793	$10	(122)	$(30,659)	$814,488	$(597)	$(1,009,458)	$(119)	$(226,335)
Restricted stock units vested and distributed, net of tax	13	—	—	—	(117)	—	—	—	(117)
Stock-based compensation	—	—	—	—	2,389	—	—	—	2,389
Tax effect relating to the beneficial conversion feature of Second Lien Notes	—	—	—	—	(2,688)	—	—	—	(2,688)
Net loss	—	—	—	—	—	—	(37,609)	—	(37,609)
Unrealized foreign currency translation adjustments	—	—	—	—	—	—	—	233	233
Balance at March 31, 2019	3,806	10	(122)	(30,659)	814,072	(597)	(1,047,067)	114	(264,127)
Restricted stock units vested and distributed, net of tax	21	—	—	—	(147)	—	—	—	(147)
Stock-based compensation	—	—	—	—	2,194	—	—	—	2,194
Net loss	—	—	—	—	—	—	(38,460)	—	(38,460)
Unrealized foreign currency translation adjustments	—	—	—	—	—	—	—	10	10
Balance at Balance as of June 30, 2019	3,827	$10	(122)	$(30,659)	$816,119	$(597)	$(1,085,527)	$124	$(300,530)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GLOBAL EAGLE ENTERTAINMENT INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Six Months Ended June 30,
	2020	2019
OPERATING ACTIVITIES:
Net loss	$(138,958)	$(76,069)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization	38,266	43,477
Amortization of right-of-use asset	4,039	2,557
Amortization of content library	3,773	3,570
Non-cash interest expense, net	16,402	14,220
Change in fair value of derivatives	(189)	(938)
Change in fair value of equity security investments	1,357	—
Stock-based compensation	2,180	3,616
Impairment of goodwill and long-lived assets	26,611	—
Tax effect of Second Lien Notes’ beneficial conversion feature	—	(2,688)
Loss on disposal of fixed assets	—	357
Proceeds from equity method investments	3,675	—
(Gain) loss on equity method investments including impairment losses	12,873	(4,646)
Provision for expected credit losses	2,447	830
Deferred income taxes	(1,911)	(624)
Other non-cash adjustments	—	388
Changes in operating assets and liabilities:
Accounts receivable	14,212	4,992
Inventories	1,722	(1,420)
Prepaid expenses and other current assets	1,179	4,087
Content library	(3,792)	(1,647)
Other non-current assets	1,631	(12,463)
Accounts payable and accrued liabilities	3,397	11,474
Deferred revenue	(3,958)	2,378
Other liabilities	(9,660)	10,521
Net cash (used in) provided by operating activities	(24,704)	1,972
INVESTING ACTIVITIES:
Purchases of property and equipment	(2,142)	(13,442)
Net cash used in investing activities	(2,142)	(13,442)
FINANCING ACTIVITIES:
Proceeds from borrowings on revolving credit facility	44,300	34,650
Repayment of revolving credit facility	(7,000)	(46,250)
Repayments of indebtedness	(4,094)	(10,109)
Borrowings from related party	5,000	7,350
Payment of satellite purchase financing	—	(2,300)
Net cash provided by (used in) financing activities	38,206	(16,659)
Effects of exchange rate changes on cash, cash equivalents and restricted cash	296	199
Net increase (decrease) in cash, cash equivalents and restricted cash	11,656	(27,930)

GLOBAL EAGLE ENTERTAINMENT INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (continued)
(In thousands)

Cash, cash equivalents and restricted cash at beginning of period	24,462	39,955
Cash, cash equivalents and restricted cash at end of period	$36,118	$12,025

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Taxes	$706	$1,256
Interest	$28,767	$28,417
SIGNIFICANT NON-CASH ACTIVITIES:
Purchase consideration for equipment included in accounts payable	$195	$1,530
Conversion of PIK interest on our Second Lien Notes to additional principal	$10,682	$9,507
Financing of purchased satellite transponders included in property and equipment	$—	$8,500
Distribution from equity method investments offset against demand promissory note	$—	$4,410

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GLOBAL EAGLE ENTERTAINMENT INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Overview

Global Eagle Entertainment Inc. is a Delaware corporation headquartered in Los Angeles, California. Global Eagle (together with its subsidiaries, “Global Eagle” or the “Company”, “we”, “us” or “our”) is a leading provider of media and satellite-based connectivity to the global mobility markets across air, land and sea. Global Eagle offers a fully integrated suite of rich media content and seamless connectivity solutions around the globe.

Our Chief Executive Officer, the Company’s chief operating decision-maker (“CODM”), evaluates financial performance and allocates resources by reviewing revenue, costs of sales and contribution profit separately for our two operating segments: (i) Media & Content, and (ii) Connectivity.

The Company’s Annual Report on Form 10-K for the year ended December 31, 2019, (the “Annual Report”) included the Company’s conclusion that, factors evaluated by the Company, including historical losses and negative cash flows from operations, government and industry-imposed travel restrictions in the aviation and maritime industries the Company services, ability to maintain and meet debt covenants in future periods, and the Company’s ability to satisfy existing debt obligations and paydown past due accounts payable over the next year, raised substantial doubt as to the Company’ ability to continue as a going concern for a period within 12 months following May 15, 2020. In the Annual Report, the Company’s independent auditors also included a “going concern” explanatory paragraph in their report as of and for the year ended December 31, 2019. As a result, the Company was required to seek covenant amendments from its lenders as well as temporary deferral of principal and interest payments. Please refer to Note 2. Basis of Presentation and Summary of Significant Accounting Policies for the Company’s going concern assessment with respect to the period ended June 30, 2020 and additional details on covenant compliance and amendments.

Note 2. Basis of Presentation and Summary of Significant Accounting Policies

The Company considered the COVID-19 pandemic and the Chapter 11 Cases (see below under "Liquidity, Going Concern and Management’s Plan") related impacts to its estimates, as appropriate, within its unaudited Interim Consolidated Financial Statements and there may be changes to those estimates in future periods. The Company believes that the accounting estimates are appropriate at this time, after giving consideration to the increased uncertainties surrounding the severity and duration of the COVID-19 pandemic and the Chapter 11 Cases. Such estimates and assumptions are subject to inherent uncertainties, which may result in actual amounts differing from reported amounts.

Voluntary Petition for Reorganization
As discussed further in Note 19, Subsequent Events, on July 22, 2020 (the “Petition Date”), the Company and certain of its U.S. subsidiaries commenced voluntary cases under chapter 11 of title 11 of the United States Code in the Bankruptcy Court. The commencement of the Chapter 11 Cases constituted an event of default or termination event under all debt agreements of the Company. Accordingly, the Company has classified virtually all of its outstanding debt as a current liability on its unaudited Interim Consolidated Balance Sheets as of June 30, 2020.

Pursuant to Section 362 of the Bankruptcy Code, and subject to certain exceptions under the Bankruptcy Code, the filing of the Chapter 11 Cases automatically stayed most legal proceedings and other actions against the Debtors, including (i) actions to collect indebtedness incurred prior to the Petition Date; (ii) the filing of most legal proceedings; and (iii) other actions against or on behalf of the Debtors or their property to recover on, collect or secure a claim arising prior to the Petition Date or to exercise control over property of the Debtors' bankruptcy estates. The automatic stay shall remain in place unless and until the Bankruptcy Court modifies or lifts the automatic stay as to any such claim.

Additionally, as the Chapter 11 Cases commenced on July 22, 2020, during the Company's third quarter, the current financial statements have not been prepared on the basis of ASC Subtopic 852-10, Reorganizations.

The following is a summary of the significant accounting policies consistently applied in the preparation of the accompanying unaudited condensed consolidated financial statements.

Basis of Presentation
In the opinion of the Company's management, the unaudited interim condensed consolidated financial statements have been prepared on the same basis as the Company's audited consolidated financial statements for the year ended December 31, 2019, and include normal recurring adjustments necessary for the fair presentation of the Company's interim unaudited condensed consolidated financial statements for the three and six months ended June 30, 2020. The results for the three and six months ended June 30, 2020 are not necessarily indicative of the results expected for the full 2020 fiscal year. The consolidated balance sheet as of December 31, 2019 has been derived from the Company's audited balance sheet included in the Company's Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the "SEC") on May 15, 2020 (the "2019 Form 10-K").

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

Liquidity, Going Concern and Management’s Plan
The unaudited Interim Consolidated Financial Statements included in this Quarterly Report on Form 10-Q have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets, and satisfaction of liabilities and commitments in the normal course of business. As a result of the Chapter 11 Cases, the realization of assets and the satisfaction of liabilities are subject to significant uncertainty. While operating as a debtor-in-possession pursuant to the Bankruptcy Code, the Debtors may sell, or otherwise dispose of or liquidate, assets or settle liabilities, subject to the approval of the Bankruptcy Court or as otherwise permitted in the ordinary course of business, for amounts other than those reflected in the accompanying unaudited Interim Consolidated Financial Statements. Further, a sale under section 363 of the Bankruptcy Code is likely to materially change the amounts and classifications of assets and liabilities reported in our unaudited Interim Consolidated Balance Sheet as of June 30, 2020. In addition, the COVID-19 pandemic has, and continues to have, a material impact on the Company’s business operations, financial position, liquidity, capital resources and results of operations. The risks and uncertainties surrounding the Chapter 11 Cases, the defaults under our debt agreements (see Note 19), and our financial condition, raise substantial doubt as to the Company’s ability to continue as a going concern. Our future plans, including those in connection with the Chapter 11 Cases, are not yet finalized, fully executed or approved by the Bankruptcy Court, and therefore cannot be deemed probable of mitigating this substantial doubt within 12 months of the date of issuance of these financial statements. Our consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

The impact of the COVID-19 pandemic on the global travel industry created an urgent liquidity crisis for the airline, cruise ship and other maritime industries, which created follow-on impact for the Company. As of June 30, 2020, our principal source of liquidity was our cash and cash equivalents of approximately $31.3 million. In addition, we had approximately $4.9 million of restricted cash, which amount is excluded from the $31.3 million of cash and cash equivalents, and was attached to letters of credit between our subsidiaries and certain customers. Our cash is invested primarily in cash and money market funds in banking institutions in the U.S., Canada and Europe and to a lesser extent in Asia Pacific. Our total debt balance increased from $773.1 million at December 31, 2019 to $827.0 million at June 30, 2020. This was primarily driven by the February 2020 draw down of the remaining $41.8 million under our Senior Secured Revolving Credit Facility (“Revolving Credit Facility”) with a corresponding increase in our cash on hand.

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

The Company has incurred net losses and had negative cash flows from operations for the six months ended June 30, 2020 primarily as a result of the negative operating impact of the COVID-19 pandemic. Net cash used in operations was $24.7 million for the six months ended June 30, 2020 which included cash paid for interest of $28.8 million. Working capital deficiency “(defined as current assets less current liabilities)” increased by $807.9 million, to $871.2 million as of June 30, 2020, compared to $63.4 million as of December 31, 2019, primarily due to the classification of all applicable long term debt as current liabilities at June 30, 2020.

Significant Bankruptcy Court Actions
On July 22, 2020, the Debtors entered into a Restructuring Support Agreement (together with all exhibits and schedules thereto, the “RSA”) with creditors holding, in the aggregate, approximately 78.8% of the aggregate outstanding principal amount of the First Lien Loans (the “Consenting First Lien Lenders” or the “Investor Group”). Capitalized terms used but not otherwise defined in this “Significant Bankruptcy Court Actions” section of this Form 10Q have the meanings given to them in the RSA.

As contemplated in the RSA, the Company will pursue a going concern sale of the business of the Debtors pursuant to Section 363 of the Bankruptcy Code (either through a sale to the stalking horse bidder or to the highest or otherwise best sale offer, if not the stalking horse bidder, pursuant to this sale process, the “Sale Transaction”), which is based on a stalking horse bid from an entity formed by or at the direction of the Investor Group, (“the Purchaser”) and/or other co-investors and/or their respective designees on terms and in accordance with a purchase agreement, which has been agreed by the Company and the Consenting First Lien Lenders (the “Stalking Horse Bid”). Pursuant to the RSA, each of the Debtors and the Consenting First Lien Lenders has made customary commitments to each other. The Debtors have agreed to, among other things, seek to implement the Sale Transaction and other matters contemplated by the RSA and to satisfy certain other covenants. The Consenting First Lien Lenders have also committed to support and to use commercially reasonable efforts to take, or refrain from taking, certain actions in furtherance of the Sale Transaction and other matters contemplated in the RSA. The RSA also provides that certain of the Consenting First Lien Lenders will also be providing debtor-in-possession financing pursuant to the DIP Credit Agreement.

Among other dates set forth in the RSA, the agreement contemplates: (i) the Debtors will have filed a motion to approve the Sale Transaction and associated bidding procedures; and (ii) the Bankruptcy Court will have entered the interim order approving the DIP Credit Agreement (the “Interim DIP Order”) and associated credit facility no later than five days after the Petition Date, and the final order approving the DIP Credit Agreement and associated credit facility no later than 40 days after the Petition Date and the Sale Order no later than 85 days after the Petition Date, and that the satisfaction of all Closing Date conditions (other than regulatory consents and approvals) shall have occurred by no later than 100 days after the Petition Date, subject in each case to an extension or waiver of such dates by the requisite Consenting First Lien Lenders under the terms of the RSA. Each of the parties to the RSA may terminate the agreement under certain limited circumstances. Any Debtor may terminate the RSA upon, among other circumstances:

•its board of directors, after consultation with counsel, determining (i) that performance under the RSA would be inconsistent with its fiduciary duties or (ii) in the exercise of its fiduciary duties to pursue an Alternative Transaction;
•the failure of the Consenting First Lien Lenders to hold, in the aggregate at least 50.01% of the aggregate principal amount outstanding of the First Lien Loans; and
•Certain actions by the Bankruptcy Court, including dismissing the Chapter 11 Cases or converting the Chapter 11 Cases into cases under Chapter 7 of the Bankruptcy Code.

On July 23, 2020, the Bankruptcy Court entered the Interim DIP Orders. On July 24, 2020, the Debtors filed a motion seeking entry of orders, among other things, authorizing and approving the bidding procedures, scheduling an auction and sale hearing, and granting related relief (the “Bid Procedures Motion”).

Debtor-in-Possession Credit Agreement
On July 24, the Company and the wholly-owned domestic subsidiaries of the Company, as guarantors, entered into: a Senior Secured Super-Priority Term Loan Debtor-In-Possession Credit Agreement (the “DIP Credit Agreement”) with Citibank, N.A., as DIP agent (in such capacity, the “DIP Agent”) and escrow agent (in such capacity, the “Escrow Agent”) and the lenders party thereto (collectively, the “DIP Lenders”).

Under the DIP Credit Agreement, the DIP Lenders have agreed to provide a senior secured super-priority DIP term loan facility in an aggregate principal amount of $80 million (the “DIP Term Loan Facility”), which term loan shall accumulate interest based on an interest rate of LIBOR rate plus 10.00%, with a 1.25% LIBOR floor. The term loans were funded on July 24, 2020, $30 million of the term loan proceeds were made immediately available to the Company on the funding date, and the remaining $50 million of proceeds are held in escrow with the Escrow Agent and are subject to release to the Company upon the satisfaction of certain customary conditions precedent. The DIP Lenders are entitled to receive cash interest payments on term loans during the pendency of the Chapter 11 Cases and prior to the maturity date. The scheduled maturity of the DIP Term Loan Facility is six months from the closing date thereof, subject to an extension of 30 days to the extent necessary if the Sale Order has been entered and the parties are awaiting Federal Communications Commission consents and approvals. Fees payable in connection with the DIP Term Loan Facility included (i) a 5.00% backstop payment and (ii) a 3.00% upfront payment, which, in each case, were paid on the funding date of the term loans. All principal on the term loans under the DIP Term Loan Facility is due on the maturity date under the DIP Credit Agreement.

The RSA also contemplates that, in the event the Stalking Horse Bidder is the successful purchaser in connection with the Sale Transaction, certain Consenting First Lien Lenders will fund a new money credit facility, plus a letter of credit facility, at the option of the Purchaser (the “Exit Facility”), to be incurred by the Purchaser on the closing date of the Sale Transaction (the “Closing Date”). The Exit Facility contemplates a four-year maturity with an initial interest rate of LIBOR plus 10.00% with a 1.25% LIBOR floor. The Exit Facility will be secured by a first-priority lien on substantially all of the assets of the Purchaser and any guarantors, subject to usual and customary exceptions for excluded assets. Following the Closing Date, in the event that the Stalking Horse Bidder is the successful purchaser, the Purchaser will have total debt of not more than $400 million (plus letters of credit), between the Exit Facility, inclusive of takeback debt of $275 million (the “Takeback Financing Facility” and, together with the Exit Facility, the “Newco Facilities”). The Takeback Financing Facility contemplates a five-year maturity with an initial interest rate of LIBOR plus 7.50% with a 1.25% LIBOR floor. At the Purchaser’s option, if liquidity of the Purchaser and its subsidiaries is less than $40 million on a pro forma basis, up to 500 bps of interest may be paid-in-kind during the first 24 months after the closing date of the Takeback Financing Facility. Borrowings under the Takeback Financing Facility will be secured by a second priority lien on the collateral under the Exit Facility.

The DIP Term Loan Facility is subject to final approval by the Bankruptcy Court, which has not been obtained at this time. The Debtors have, however, sought and obtained interim approval of the DIP Term Loan Facility, and were granted the authority, on an interim basis, to draw up to $30 million of the DIP Term Loan Facility (as noted above, the remaining $50 million in term loan proceeds remains on deposit with the Escrow Agent). The Debtors are seeking final approval to access the remaining amounts available under the DIP Term Loan Facility at a final hearing.

Letter of Credit Reimbursement Agreement
On August 5, 2020, the Company entered into a Senior Secured Super-Priority Letter of Credit Reimbursement Agreement (the “L/C Reimbursement Agreement”) with Citibank, N.A., as the issuing bank (the “Issuing Bank”).

Under the L/C Reimbursement Agreement, the Issuing Bank provides a super-priority letter of credit facility (the “DIP L/C Facility”) in an amount equal to $10 million less the aggregate face amount of then issued and outstanding letters of credit provided by Citibank, N.A. in its capacity as issuing bank under the 2017 Credit Agreement (the “DIP L/C Facility Limit”). Pricing of the DIP L/C Facility is substantially consistent with the terms applicable to existing letters of credit issued under the 2017 Credit Agreement. Letters of credit issued under the DIP L/C Facility will be fully cash collateralized in 102% of the face amount of such letters of credit. The proceeds of the DIP Term Loan Facility will be available for use as cash collateral in respect of letters of credit issued under the DIP L/C Facility.

Asset Purchase Agreement
As provided for in the RSA, the Company, the other Debtors and the Consenting First Lien Lenders have agreed upon a form of the Asset Purchase Agreement (the “Asset Purchase Agreement”) by and between the Company and the Purchaser. Pursuant to the terms of the Asset Purchase Agreement, the Debtors will agree to sell substantially all of their assets, (the “Assets,” and such sale, the “Sale”) to the Purchaser and the Purchaser will agree to assume from the Debtors, certain specified liabilities (the “Assumed Liabilities”), subject to Bankruptcy Court approval and pursuit of the Sale process or a sale determined to be higher or otherwise better by the Company in accordance with the Bid Procedures Motion.

The purchase price under the Asset Purchase Agreement is comprised of (a) a credit bid pursuant to Section 363(k) of the Bankruptcy Code against (i) up to 100% of the obligations owed by Debtors under the First Lien Loans as of the closing of the transactions contemplated by the Asset Purchase Agreement (the “Closing”) and (ii) to the extent necessary to acquire any DIP Collateral (as defined in the DIP Credit Agreement), up to $5.0 million of the Obligations (as defined in the DIP Credit Agreement), (b) the payment of an amount in cash equal to (i) the amount of a budget to be agreed by the Debtors and Purchaser for the wind-down of the Debtors’ estates plus (ii) an amount equal to the Obligations (as defined in the DIP Credit Agreement) outstanding as of the Closing, less the amount described in foregoing clause (a)(ii), and (c) the assumption of certain liabilities as more fully set forth therein (the “Purchase Price”).

The Asset Purchase Agreement may be terminated upon the occurrence of certain events, including if the Closing has not occurred prior to October 30, 2020 (subject to extension in certain cases to no later than December 29, 2020). The Asset Purchase Agreement provides for an “expense reimbursement” to the extent not otherwise covered by the DIP Facility.

The Bid Procedures Motion, seeks Bankruptcy Court approval of certain Bid Procedures including the potential for an auction that allows other qualified bidders to submit higher or otherwise better offers to purchase all or substantially all of the Assets (any such offer, a “Competing Transaction”).

The Bid Procedures Motion seeks a Bankruptcy Court order setting (i) a deadline to submit initial acceptable bids (“Initial Acceptable Bids”) as 42 calendar days following the Petition Date (the “Initial Acceptable Bid Deadline”), and (ii) assuming adequate Initial Acceptable Bids are received by the Initial Acceptable Bid Deadline, will set the deadline (the “Bid Deadline”) to submit qualified bids for the Debtors’ assets as 75 days following the Petition Date. Under the Bidding Procedures, upon the receipt of at least one qualified offer from other bidders proposing a Competing Transaction by the Bid Deadline, the Debtors propose to hold an auction with respect to the Assets on or about 80 calendar days following the Petition Date. Additional information regarding the proposed auction and the requirements for qualified bids with respect to a Competing Transaction can be found in the Restructuring Term Sheet and the Bid Procedures Motion.

Other Mitigation Plans
Mitigating actions implemented in the six months ended June 30, 2020 include temporary salary reductions for all employees, including executive officers and the Company’s Board of Directors, negotiations with both customers and vendors to revise existing contracts to current activity levels and executing substantial reductions in capital expenditures and overall costs. Mitigating actions that continue to be implemented include:

•Continue reduction of overall workforce to match revenue streams;
•Deferral of annual merit increases;
•Relocation of worldwide operating facilities to reduce ongoing costs;
•Renegotiation of satellite lease terms, bandwidth terminations and payment deferrals;
•Negotiation of studio rate reductions and airline relief packages;
•Pursue complete restructuring of our capital-and-cost structure;
•Accelerate Wireless Maritime Services, LLC (“WMS”) dividend payments; and
•Continue to pursue the disposition of the Company’s 49% interest in WMS.

In addition, the Company’s management is continue to pursue actions to maximize cash available to meet our obligations as they become due in the ordinary course of business, including (i) executing additional substantial reductions in expenses, capital expenditures and overall costs; and (ii) applying for all eligible global government and other initiatives available to businesses or employees impacted by the COVID-19 pandemic, primarily through payroll and wage subsidies and deferrals. These actions are intended to mitigate those conditions which raise substantial doubt of the Company’s ability to continue as a going concern. While the Company continues to work toward completing these items and taking other actions to create additional liquidity and comply with the payment and other covenants set forth in its debt agreements, there is no assurance that the Company will be able to do so. The Company’s ability to meet its obligations as they become due in the ordinary course of business for the next 12 months will depend on its ability to achieve improved results, its ability to generate and conserve cash, its ability to obtain necessary waivers from lenders and other equity stakeholders to achieve sufficient cash interest savings therefrom and its ability to complete other liquidity-generating transactions. Based on the uncertainty of achieving these actions the Company’s management has determined that the substantial doubt about the Company’s ability to continue as a going concern within one year from the issuance date of this Quarterly Report on Form 10-Q has not been alleviated. The unaudited condensed consolidated financial statements do not include any adjustments that may result from the possible inability of the Company to continue as a going concern for at least the next 12 months from the issuance of these financial statements.

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

Certain of the Company’s revenue contracts contains variable consideration that require management estimates. The Company’s management constrains the estimates to reduce the probability of a significant revenue reversal in future periods, allocates variable consideration to the identified performance obligations and recognizes revenue in the period the services are provided. Estimates are based on historical experience, anticipated future performance, market conditions and the best judgment at the time. For the three and six months ended June 30, 2020, the Company’s estimates included management’s assumptions for the impact of COVID-19, which includes significant decline in flight levels. A significant change in one or more of these estimates could affect the estimated contract value. For example, estimates of variable revenue within certain contracts require estimation of the number of sessions or megabytes that will be purchased over the contract term and the average revenue per connectivity session, which varies based on the connectivity options available to passengers on each airline. Estimated revenue under these contracts anticipates increases in take rates over time and assumes an average revenue per session consistent with our historical experience. The estimated contract revenue may differ significantly from the initial estimates to the extent actual take rates and average revenue per session differ from the Company’s historical experience.

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

For the period ended March 31, 2020, the Company identified a triggering event due to a significant decline in the market capitalization of the Company and results of operations as result of the uncertainty related to the COVID-19 pandemic. Accordingly, the Company assessed the fair value of its six reporting units as of March 31, 2020 and recorded a goodwill impairment charge of $22.1 million related to its Maritime & Land Connectivity reporting unit. This impairment was primarily due to current year net operating loss which triggered a revised forecast for the reporting unit, due primarily to impacts of

COVID-19 outbreak on our cruise and yacht channels, coupled with the loss of a Brazilian government customer and continuation of exiting the mobile network operation channel. Given these indicators, the Company then determined that there was a higher degree of uncertainty in achieving its original financial projections for this unit and as such, performed a full revision of its forecasted cash flows to consider the impacts of COVID-19 (as further discussed below) and increased its discount rate, which reduced the fair value of the reporting unit. There was no additional impairment of goodwill identified by Management as of the end of June 30, 2020, based on a qualitative assessment.

To determine the fair value of our reporting units and test for impairment, we utilized an income approach (discounted cash flow method), as we believe this is the most direct approach to incorporate the specific economic attributes and risk profiles of our reporting units into our valuation model. Historically we have used the market approach, however, due to the uncertainty related to COVID-19, management did not use this method in the current year to date analysis. However, to the extent market indicators of fair value become available, we consider such market indicators as well as market participant assumptions in our discounted cash flow analysis and determination of fair value. The discounted cash flow methodology is based, to a large extent, on assumptions about future events, which may or may not occur as anticipated, and such deviations could have a significant impact on the calculated estimated fair values of our reporting units. These assumptions included the use of significant unobservable inputs, representative of a Level 3 fair value measurement (further defined in Footnote 16. Fair Value Measurements), and included, but were not limited to, estimates of discount rates, future growth rates and terminal values for each reporting unit.
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

Short-term investment
The Company carry short-term investments on the balance sheet at fair value. In June 2020, the Company acquired 11.4 million shares of common stock of a non-US airline customer in full settlement of $4.7 million of over-due trade receivable through a non-cash debt conversion arrangement offered by the customer. As of June 30, 2020, the shares are carried on the condensed consolidated balance sheet at fair value of $3.3 million. The loss of $1.4 million is included in other income/(expense) in the condensed consolidated statements of operations.
Investments in Equity Affiliates

Wireless Maritime Services, LLC (“WMS”)
In connection with the EMC Acquisition, the Company acquired a 49% equity interest in WMS, which interest EMC owned at the time of the EMC Acquisition. The remaining 51% equity interest in WMS is owned by an unaffiliated U.S. company (the “WMS third-party investor”), which is the managing member of WMS and is responsible for its day-to-day management and operations. Certain matters, including determination of capital contributions and distributions and business plan revisions, require approval of WMS’s board of directors, which consists of five voting members, three of which are appointed by the WMS third-party investor and two of which are appointed by the Company. Profits and losses for any fiscal year are allocated between the Company and the WMS third-party investor in proportion to their respective ownership interests, after giving effect to any special allocations made pursuant to the WMS operating agreement. EMC’s carrying value of the investment in WMS was adjusted to fair value as a result of the EMC Acquisition. The excess of the fair value over the underlying equity in net assets of WMS is primarily comprised of amortizable intangible assets and nonamortizable goodwill. The Company’s carrying value in its investment in WMS was subsequently adjusted for contributions, distributions, net income (loss) attributable to WMS, the amortization of the cost basis difference associated with the amortizable intangible assets, and impairment.

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

During the three months ended March 31, 2020, in accordance with ASC 323, Investments-Equity Method and Joint Ventures, the Company’s management completed an assessment of the recoverability of the equity method investments. They determined the carrying value of the interests in the WMS and Santander joint ventures exceeded their estimated fair value of the Company’s interests, which management concluded was other than temporary. The Company recorded an impairment charge of $10.1 million and $3.0 million relating to its WMS and Santander equity investments, respectively. This WMS impairment was primarily the result of lower than expected financial results for three month ended March 31, 2020 due to the uncertainty related to the impacts of the COVID-19 pandemic on the cruise industry. This resulted in a decline in operating performance which is not expected to be recovered in the foreseeable future, causing Company’s management to reduce the financial projections for the WMS business for the remainder of 2020 and beyond. The Santander impairment was primarily the result of a reduction in forecasted financial results for Santander due to the Company’s efforts to reduce costs by shifting certain teleport and related network operations support services away from this joint venture to other vendors. This resulted in a reduction in the financial projections for the remainder of 2020 and beyond. The other than temporary impairments recognized are in addition to the MEG Connectivity reporting unit goodwill impairment recognized for the three months ended March 31, 2020. There was no additional impairment identified by Management during the three months ended June 30, 2020, based on a qualitative assessment.

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

Cash Equivalents
We consider all liquid investments purchased within 90 days of their original maturity to be cash equivalents. The carrying value of cash equivalents equals the fair value as all investments have original maturities of less than three months. As of June 30, 2020, cash equivalents amount was approximately $5.0 million.

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
On January 1, 2020, we adopted ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which revises the methodology for the measurement and timing of the recognition of expected credit losses for financial assets held at amortized cost. The Company adopted Topic 326 using a modified retrospective approach with a cumulative effect adjustments to the opening balance of accumulated deficit.
The cumulative effect adjustment from using the modified retrospective approach for the adoption of ASC 326 impacted our unaudited condensed consolidated balance sheet as of January 1, 2020 by the recognition of allowance for credit losses as summarized below:

	Balances at December 31, 2019	Impact of ASC 326	Balances Following Adoption of ASC 326
Assets
Accounts Receivable	$88,219	$(503)	$87,716
Other current assets	$12,839	$(111)	$12,728
Other non-current assets	$27,509	$(672)	$26,837
Equity
Accumulated deficit	$(1,162,901)	$(1,286)	$(1,164,187)

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
Recently Issued Accounting Pronouncements
In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. This ASU amends the guidance on convertible instruments and the derivatives scope exception for contracts in an entity's own equity, and also improves and amends the related EPS guidance for both Subtopics. The ASU will be effective for annual reporting periods after December 15, 2021 and interim periods within those annual periods and early adoption is permitted. We are assessing the impact of ASU 2020-06 on our condensed consolidated financial statements.

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

Our assessments regarding the timing of transfer of control and revenue recognition for our two operating segments are summarized below:

•Media & Content – specific to the sale and/or licensing of media content and the related technical services, such as digital delivery of media advertising, encoding of video and music products, development of graphical interfaces and provision of materials, we consider control to have transferred when: (i) the content has been delivered, and (ii) the services required under the contract have been performed. Revenue recognition is dependent on the nature of the customer contract. Content licenses to customers are typically categorized into usage-based or flat fee-based fee structures. For usage-based fee structures, revenue is recognized as the usage occurs. For flat-fee based structures, revenue is recognized upon the available date of the license, typically at the beginning of each cycle, or straight-line over the license period.

•Connectivity – we provide satellite-based Internet services and related technical and network support services, as well as the physical equipment to enable connectivity.

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

The following table represents a disaggregation of the Company’s revenue from contracts with customers (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Revenue:	2020	2019	2020	2019
Media & Content
Licensing and Services	$20,757	$74,013	$89,142	$154,023
Total Media & Content	20,757	74,013	89,142	154,023

Connectivity
Aviation Services	27,742	30,621	58,448	61,862
Aviation Equipment	3,679	8,719	10,082	22,779
Maritime & Land Services	28,958	40,495	65,512	79,722
Maritime & Land Equipment	1,905	3,619	4,022	5,700
Total Connectivity	62,284	83,454	138,064	170,063
Total revenue	$83,041	$157,467	$227,206	$324,086

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

The following table summarizes the significant changes in the balance for contract assets during the six months ended June 30, 2020 (in thousands):

Contract Assets
Balance as of December 31, 2019	$14,431
Costs deferred for revenue recognized in excess of billings	4,628
Costs included in the beginning balance recognized during the period	(5,638)
Balance as of June 30, 2020	$13,421

Current contract assets	$2,757
Non-current contract assets	10,664
Balance as of June 30, 2020	$13,421

The Company may invoice upfront for services recognized over time or for contracts in which it has unsatisfied performance obligations. Contract payment terms are generally 30 to 45 days. When the timing of invoicing differs from the timing of revenue recognition, the Company determines its contracts to include a financing component when the contractual term is for more than a year.

The following table summarizes the significant changes in the balance for contract liabilities, included within “Other non-current liabilities” in our unaudited condensed consolidated balance sheet, during the six months ended June 30, 2020 (in thousands):

Contract Liabilities
Balance as of December 31, 2019	$12,403
Revenue recognized including amount in contract liability balance at the beginning of the period	(7,446)
Increase due to cash received, excluding amounts recognized as revenue during the period	3,488
Balance as of June 30, 2020	$8,445

Deferred revenue, current	$8,359
Deferred revenue, non-current	86
Balance as of June 30, 2020	$8,445

As of June 30, 2020, the Company had $899.1 million of remaining performance obligations, which it also refers to as total backlog. The Company expects to recognize approximately 14% of its remaining performance obligations as revenue in 2020 approximately 21% in 2021, 17% by 2022, and the remaining balance thereafter. $1.4 million and $1.5 million of services revenue was recognized during the three months ended June 30, 2020 and 2019, respectively, and $3.9 million and $5.0 million during the six months ended June 30, 2020 and 2019, respectively, and was included in the deferred revenue balances at the beginning of the respective period.

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
Accounts receivable consist of the following (in thousands):

	June 30,	December 31,
	2020	2019
Accounts receivable, gross	$74,193	$94,995
Less: Allowance for doubtful accounts	(7,808)	(6,776)
Accounts receivable, net	$66,385	$88,219

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

The following table summarizes the significant changes in the contract assets balances during the period ended June 30, 2020 (in thousands):

	Contract Assets
	Costs to Obtain	Costs to Fulfill	Total
Balance as of December 31, 2019	$387	$5,256	$5,643
Capitalization (reversal) during the period	127	(132)	(5)
Amortization during the period	(57)	(221)	(278)
Balance as of June 30, 2020	$457	$4,903	$5,360

Contract assets are included within Other non-current assets on the Company’s Condensed Consolidated Balance Sheets. Capitalization in the six months ended June 30, 2020 was $0.9 million, offset by $1.0 million of refunds received from vendors for Supplemental Type Certificate deposits, which were previously capitalized as a part of costs incurred to fulfill contracts.

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

Note 4. Leases

Our leasing operations consist of various arrangements, where we act either (i) as the lessee (primarily related to our corporate and regional offices, teleport co-location arrangements and a commitment for satellite bandwidth capacity), or (ii) as the lessor (for our owned equipment rented to connectivity customers). The following describes the nature of our various leasing arrangements and the impact to our statement of operations for the three and six months ended June 30, 2020:

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

The Company records lease expense on a straight-line basis over the lease term in general and administrative expense. Total lease expense for the three months ended June 30, 2020 and 2019, was $1.4 million and $1.6 million, respectively and for the six months ended June 30, 2020 and 2019, was $2.8 million and $3.2 million, respectively.

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

These leases have remaining lease terms of one year to 8.0 years as of June 30, 2020. The Company records lease expense on a straight-line basis over the lease term as part of cost of sales -- licensing and services. Total lease expense for the three months ended June 30, 2020 and 2019, was $0.5 million and $0.4 million, respectively, and $1.0 million and $0.4 million for six months ended June 30, 2020 and 2019, respectively.

Satellite Bandwidth Finance Lease (as a Lessee)
The Company maintains agreements with satellite service providers to provide for satellite bandwidth capacity. The Company evaluates these arrangements for embedded leases when the Company has the right to control the use of a significant portion of the identified asset. The Company has elected to separate the lease and non-lease components.

Bandwidth Operating Leases
The Company records right-of-use assets and lease liabilities for certain bandwidth capacity arrangements meeting the operating lease classification. These leases have remaining lease terms of one year to 2.0 years as of June 30, 2020. The Company records lease expense on a straight-line basis over the lease term as part of Cost of Sales - Licensing and Services. Total lease expense for the three months ended June 30, 2020 and 2019, was $0.3 million and $0, respectively, and for the six months ended June 30, 2020 and 2019, was $0.6 million and $0.6 million, respectively.

For leases with a term of 12 months or less, the Company has made an accounting policy election to not record a right-of-use asset and associated lease liability on its condensed consolidated balance sheet.

Bandwidth Finance Lease
During the six months ended June 30, 2019, the Company modified an existing arrangement for bandwidth capacity that provided us with the right to control a significant portion of the identified asset. The modified agreement met the criteria of finance lease classification.

This finance lease has a remaining lease term of 6.25 years as of June 30, 2020. The Company records amortization of right-of-use assets and interest accretion on finance lease liabilities as part of cost of sales - licensing and services and interest expense, net, respectively. The following table provides the components of the finance lease cost for the three and six months ended June 30, 2020 and 2019 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Amortization of right-of-use asset, net of lease incentive and contract liability credits	$420	$675	$840	$675
Interest accretion on finance lease liabilities	371	470	754	470
Total finance lease cost	$791	$1,145	$1,594	$1,145

Other Arrangements (as a Lessee)
The Company leases certain computer software, equipment and co-location facilities under finance leases that expire on various dates through 2022, for which the outstanding lease liability balance was assessed as not material as of June 30, 2020.

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

The service revenues (with embedded operating equipment leases) and recognized revenues on sales-type equipment leases in which the Company acts as the lessor for the three and six months ended June 30, 2020 and 2019, is presented in the following table (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Bandwidth service and equipment revenues(1)	$20,281	$36,154	$46,304	$70,261
Earned revenues on sales-type leases at commencement(2)	812	977	915	1,310
Total Licensing and Service Revenues -- Maritime and Land Connectivity	$21,093	$37,131	$47,219	$71,571
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

Supplemental Cash Flow Information, Weighted-Average Remaining Lease Term and Discount Rate
Because the rate implicit in each lease is not readily determinable, the Company uses its IBR to determine the present value of the lease payments. The following table discloses the weighted-average remaining lease term and IBR, as well as supplemental cash flow information (in thousands):

Six Months Ended June 30, 2020
Supplemental cash flow information
Cash paid for amounts included in the measurement of operating lease liabilities	$3,800
Cash paid for amounts included in the measurement of finance lease liabilities	$1,800
Right-of-use-assets obtained in exchange for operating lease obligations	$194,000
Right-of-use-assets obtained in exchange for finance lease obligations	$—
Weighted average remaining lease term -- real estate operating leases	6.77 years
Weighted average remaining lease term -- teleport co-location operating leases	4.43 years
Weighted average remaining lease term -- satellite capacity operating leases	0.50 years
Weighted average remaining lease term -- finance lease	6.00 years
Weighted average IBR -- real estate operating leases	9.91%
Weighted average IBR -- teleport co-location operating leases	8.92%
Weighted average IBR -- teleport satellite capacity operating leases	7.24%
Weighted average IBR -- finance lease	8.30%

Annual Future Minimum Lease Payments
The following table reflects a summary of Annual future minimum lease payments and the Company’s lease assets as of June 30, 2020 (in thousands):

	As a Lessee					As a Lessor
	Real Estate	Satellite Capacity	Satellite Capacity	Teleport Co-Location	Total	Equipment Held by Customers
Lease Classification	Operating	Finance	Operating	Operating		Sales-Type
2020 (remaining six months)	$2,975	$1,879	$689	$937	$6,480	$472
2021	5,270	3,758	—	1,777	10,805	940
2022	4,574	3,758	—	1,452	9,784	585
2023	3,620	3,758	—	561	7,939	261
2024	3,625	3,758	—	550	7,933	180
Thereafter	10,896	5,638	—	1,013	17,547	43
Total Future Lease Payments	$30,960	$22,549	$689	$6,290	$60,488	$2,481
Less: Imputed interest	(8,699)	(4,712)	(10)	(1,110)	(14,531)	(298)
Present Value of Lease Liabilities	$22,261	$17,837	$679	$5,180	$45,957
Net Investment in Sales-Type Leases						$2,183

In response to the COVID-19 pandemic and related government restrictions negatively impacting our operations, subsequent to March 31, 2020, we began renegotiating certain lease agreements to obtain rent relief in the near term, in order to help offset the negative financial impacts of COVID-19. On April 10, 2020, the Financial Accounting Standards Board ("FASB") staff issued a question-and-answer document providing guidance for lease concessions provided to lessees in response to the effects of COVID-19. Such guidance allows lessees to make an election not to evaluate whether a lease concession provided by a lessor should be accounted for as a lease modification in the event the concession does not result in a substantial increase in the rights of the lessor or the obligations of the lessee. We elected to adopt the practical expedient for all lease concessions provided for our real estate lease agreements. As of the six months ended June 30, 2020, rent concession received was $0.7 million.

The book value of the equipment held by customers under operating leases, which are classified as “Equipment” in Note 5- Property & Equipment, is as follows:

	June 30, 2020	December 31, 2019
Equipment
Gross balance	$53,884	$57,369
Accumulated depreciation	(33,623)	(30,692)
Net Book Value	$20,261	$26,677

Note 5. Property and Equipment, net

Property and equipment, net consisted of the following (in thousands):

	June 30, 2020	December 31, 2019
Leasehold improvements	$8,767	$11,319
Furniture and fixtures	2,408	2,683
Equipment	156,524	157,259
Computer equipment	15,425	16,993
Computer software	53,246	51,939
Automobiles	298	301
Buildings	7,087	7,088
Albatross (Company-owned aircraft)	456	456
Satellite transponders	70,100	70,100
Construction in-progress	1,194	1,499
Total property and equipment	$315,505	$319,637
Accumulated depreciation	(198,509)	(174,342)
Property and equipment, net	$116,996	$145,295

Depreciation expense, including software amortization expense, by classification consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Cost of sales	$8,616	$8,662	$18,244	$17,596
Sales and marketing	419	912	941	1,914
Product development	377	772	948	1,607
General and administrative	2,966	3,378	5,750	6,760
Total depreciation expense	$12,378	$13,724	$25,883	$27,877

During the three and six months ended June 30, 2020, the Company recognized $3.4 million impairment loss relating primarily to re-valuation of our office facilities during our initiatives of relocation of worldwide operating facilities to reduce ongoing costs and $1.0 million relating to decommissioned vessels which primarily due to the impact of COVID-19 pandemic. The $3.4 million was reported in operating expenses and the $1.0 million in cost of sales in the accompanying Condensed Consolidated Statements of Operations.

Note 6. Goodwill

We have three separate reporting units for purposes of our goodwill impairment testing. The changes in the carrying amount of goodwill by reporting unit were as follows (in thousands):

	Aviation Connectivity	Maritime & Land Connectivity	Media & Content	Total

Gross carrying amount	$98,022	$209,130	$83,455	$390,607
Accumulated impairment loss	(44,000)	(187,000)	—	(231,000)
Balance as of December 31, 2019	54,022	22,130	83,455	159,607
Impairment loss	—	(22,130)	—	(22,130)
Foreign currency translation adjustments	—	—	(77)	(77)
Balance June 30, 2020	$54,022	$—	$83,378	$137,400

Goodwill Impairment
Goodwill and equity method investments are non-financial instruments that are measured at fair value on a non-recurring basis. In January 2017, the FASB issued ASU No. 2017-04, Intangibles-Goodwill and Other (Topic 350) - Simplifying the Test for Goodwill Impairment, which simplifies the test for goodwill impairment by eliminating Step 2 from the goodwill impairment test. Step 2 measured a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. The guidance was adopted during the first quarter of 2017.
For the period ended March 31, 2020, the Company identified a triggering event due to a significant decline in the market capitalization of the Company and results of operations predominately impacted by the uncertainty related to the COVID-19 pandemic. Accordingly, the Company assessed the fair value of its six reporting units as of March 31, 2020 and recorded a goodwill impairment charge of $22.1 million related to its Maritime & Land Connectivity reporting unit. There was no additional impairment of goodwill identified by Management for the three months ended June 30, 2020. As of June 30, 2020, the cumulative impairment write-offs relating to our Aviation Connectivity and our Maritime & Land Connectivity reporting units was $44.0 million and $209.1 million, respectively. The Company is required to test goodwill for impairment on an annual basis and, if current events or circumstances require, on an interim basis. Our next annual impairment evaluation is scheduled during the fourth quarter of 2020.

Note 7. Intangible Assets, net

As a result of historical business combinations, the Company acquired finite-lived intangible assets that are primarily amortized on a straight-line basis, which approximate their expected cash flow patterns. The Company’s finite-lived intangible assets have been assigned useful lives ranging from 2.0 to 10.0 years (weighted average of 7.5 years).

Intangible assets, net consisted of the following (dollars in thousands):

		June 30, 2020
	Weighted Average Useful Lives	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets:
Existing technology - software	5.2 years	$36,799	$34,010	$2,789
Developed Technology	8.0 years	7,317	6,174	1,143
Customer relationships	8.7 years	138,358	99,402	38,956
Backlog	3.0 years	18,300	18,300	—
Other	5.1 years	1,249	1,040	209
Total		$202,023	$158,926	$43,097

		December 31, 2019
	Weighted Average Useful Lives	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets:
Existing technology - software	5.2 years	$36,799	$30,487	$6,312
Developed Technology	8.0 years	7,317	5,716	1,601
Customer relationships	8.7 years	138,358	91,124	47,234
Backlog	3.0 years	18,300	18,300	—
Other	5.1 years	1,249	913	336
Total		$202,023	$146,540	$55,483

We expect to record amortization of intangible assets as follows (in thousands):

Year ending December 31,	Amount
2020 (remaining six months ended)	$9,878
2021	13,824
2022	7,907
2023	6,890
2024	4,230
Thereafter	368
Total	$43,097

We recorded amortization expense of $6.2 million and $7.8 million for the three months ended June 30, 2020 and 2019, respectively, and $12.4 million and $15.6 million for the six months ended June 30, 2020 and 2019, respectively.

Note 8. Credit Loss Reserve and Allowances

Upon adoption of ASC 326 as of January 1, 2020, the Company implemented an expected credit loss allowance methodology for accounts receivable using historical collection experience, current and future economic and market conditions, and a review of the current status of each customer’s trade accounts receivables. As a part of the implementation, the Company analyzed the prior history of credit losses on accounts receivable separately for each of the two business segments Media & Content and Connectivity, and within each segment, separately for Aviation, Land and Maritime verticals. Our business is managed between Media & Content and Connectivity, and therefore, it was deemed appropriate to first analyze losses separately for the two based on the nature of these segments and related customer base. Further, the Company noted that historically customers between the aviation, land and maritime groups exhibit common risk characteristics based upon the industries for which they operate in and believed a further breakdown of segments across aviation, land and maritime verticals was appropriate. The analysis resulted in the Company’s history of credit losses on accounts receivable for a total of six aggregation points and determining loss rates for each based on a five-year period average.

Additionally, the Company estimates loss reserve based on the aging of the accounts receivable balances and the financial condition of customers and provides for specific allowance amounts for those customers that have a higher probability of default. We regularly monitor the collection status of accounts receivable through account reconciliation, dispute resolution, payment tracking, customer’s financial condition and macroeconomic conditions. We write-off balances when determined to be uncollectible. We apply a similar methodology towards our current and non-current contract asset balances, which shares certain common risk factors with accounts receivable. Finally, for the six months ended June 30, 2020, we have reviewed and considered the current and future economic and market conditions resulting from the COVID-19 pandemic in determining our estimated credit losses.

A summary of our allowances for credit losses were as follows (in thousands):

	Accounts Receivable	Prepaid and Other Current Assets	Other Non-Current Assets	Total
Balance at January 1, 2020	$6,776	$—	$—	$6,776
Cumulative-effect adjustment of ASC 326 adoption	503	111	672	1,286
Current-period provision for expected credit losses (1)	2,410	4	33	2,447
Write-offs and dispositions	(878)	—	—	(878)
Foreign currency rate changes	(1,003)	—	—	(1,003)
Balance at June 30, 2020	$7,808	$115	$705	$8,628

(1) The current-period provision for expected credit losses was due primarily to the impact of COVID-19. One international airline partner in particular accounted for approximately 54% of the provision recorded during the three-month period ended June 30, 2020 and three other airline and cruise line partners accounted for approximately 44% of the provision recorded during the same period because of financial distress caused by COVID-19. We will continue to monitor the financial conditions of all customers and will record additional credit losses in the future, as appropriate.

Note 9. Equity Method Investments

The following is the summarized balance sheet information for the Company’s interests in the WMS and Santander joint ventures. These equity method investments on an aggregated basis (in thousands):

	June 30, 2020	December 31, 2019
Current assets	$30,676	$50,588
Non-current assets	26,131	25,370
Current liabilities	6,779	26,593
Non-current liabilities	9,670	2,207

The following is the summarized results of operations information for these equity method investments on an aggregated basis for the three and six months ended 2020 and 2019 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenue	$4,271	$37,548	$35,148	$69,589
Net income (loss)	(1,326)	8,077	5,762	14,842

The carrying values of the Company’s equity interests in WMS and Santander were as follows (in thousands):

	June 30, 2020	December 31, 2019
Carrying value in our equity method investments	$62,284	$78,886

As of June 30, 2020, there was an aggregate difference of $40.0 million between the carrying amounts of these investments and the amounts of underlying equity in net assets in these investments. The difference was determined by applying the acquisition method of accounting in connection with the EMC Acquisition and is being amortized ratably over the life of the related acquired intangible assets. The weighted-average life of the intangible assets at the time of the EMC Acquisition in total was 14.9 years.

Note 10. Financing Arrangements

Covenant Compliance
Please refer to Note 2. Summary of Significant Accounting Policies for additional details regarding covenant compliance.

Long-Term Debt
A summary of our borrowings as of June 30, 2020 and December 31, 2019 is set forth below (in thousands):

	June 30, 2020	December 31, 2019
Senior secured term loan facility, due January 2023(+)	$503,323	$506,037
Senior secured revolving credit facility, due January 2022(+)(1)	80,615	43,315
Convertible senior notes due 2035(2)	82,500	82,500
Second Lien Notes, due June 2023(3)	188,716	178,034
Other debts(4)	27,345	23,685
Unamortized bond discounts, fair value adjustments and issue costs, net	(55,474)	(60,509)
Total carrying value of debt	827,025	773,062
Less: current portion, net	(810,887)	(15,678)
Total non-current	$16,138	$757,384
(+) This facility is a component of the 2017 Credit Agreement.
(1) As of June 30, 2020, the available balance under our $85.0 million Revolving Credit Facility is $0.0 million (net of outstanding letters of credit). The 2017 Credit Agreement provides for the issuance of letters of credit in the amount equal to the lesser of $15.0 million and the aggregate amount of the then-remaining revolving loan commitment. As of June 30, 2020, we had outstanding letters of credit of $3.9 million under the 2017 Credit Agreement.
(2) The principal amount outstanding of the 2.75% convertible senior notes due 2035 (the “Convertible Notes”) as set forth in the foregoing table was $82.5 million as of June 30, 2020. The carrying amount, net of debt issuance costs and associated discount, was $71.5 million and $71.1 million as of June 30, 2020 and December 31, 2019, respectively.
(3) The principal amount outstanding of the second lien notes due June 30, 2023 (the “Second Lien Notes”) as set forth in the foregoing table was $188.7 million as of June 30, 2020. The value allocated to the attached penny warrants and market warrants for financial reporting purposes was $14.9 million and $9.3 million, respectively. These qualify for classification in stockholders’ equity and are included in the condensed consolidated balance sheets within “Additional paid-in capital”.
(4) As of June 30, 2020, Other debts primarily consisted of (i) $3.4 million remaining financed amount for transponder purchases, which was payable April 2020, and remains unpaid at filing date; and (ii) $17.8 million of finance lease liability relating to an assessed right-of-use over a satellite bandwidth capacity (refer to Note 4. Leases for further details).

The aggregate contractual maturities of all borrowings, including finance leases, subsequent to June 30, 2020 were as follows (in thousands):

Years Ending December 31,	Amount
2020 (remaining nine months)	$11,615
2021	34,892
2022	110,566
2023	633,976
2024	3,238
Thereafter	88,212
Total	$882,499

Debtor-in-Possession Credit Agreement

The DIP Term Loan Facility is subject to approval by the Bankruptcy Court, which has not been obtained at this time. The Debtors are seeking interim approval of the DIP Term Loan Facility, and are seeking availability of a portion of the DIP Term Loan Facility in the amount not less than $30 million at an interim hearing in the Bankruptcy Court, contemplated to occur promptly after the petition date, and are seeking final approval to access the remaining $50 million available under the DIP Term Loan Facility at a final hearing. The Debtors anticipate that the DIP Credit Agreement will become effective promptly following interim approval of the DIP Term Loan Facility by the Bankruptcy Court. For detailed terms and conditions of the DIP Agreement, see Note 2, Basis of Presentation and Summary of Significant Accounting Policies

Letter of Credit Reimbursement Agreement
On August 5, 2020, the Company entered into the Letter of Credit Reimbursement Agreement which was discussed in detail in Note 2. Basis of Presentation and Summary of Significant Accounting Policies

Note 11. Related Party Transactions

Loan Advances in lieu of Future Payouts from WMS
In April 2020, the Company entered into a demand promissory note with WMS (as an advance against future dividends that WMS may pay the Company) for approximately $10.0 million, of which $5.0 million was funded at the signing of the promissory note and the remaining $5.0 million can be withdrawn at anytime prior to August 31, 2020. The promissory note is accruing interest at 6.5% per annum, and concurrently signed an agreement to waive future dividends or other such distributions by WMS to the Company until such time as the outstanding principal and accrued but unpaid interest on the demand promissory note has been repaid in full. The outstanding demand promissory note would be reduced dollar-for-dollar by any such distribution amounts waived. The Company may prepay the promissory note at any time without prepayment penalty. The entire principal balance of this promissory note together with all accrued but unpaid interest is due on the earliest to occur of (i) demand by the holder, (ii) July 31, 2021 and (iii) the date of acceleration of the promissory note as a result of the occurrence of an event of default. The outstanding loan amount including accrued interest was $5.1 million at June 30, 2020. In February 2019, the Company entered into a similar promissory note which was reduced to zero in the third quarter of 2019 for distribution amount waived. During the six months ended June 30, 2020, WMS approved a deemed dividend to the Company totaling $3.7 million, which was distributed in cash to the Company in the second quarter of 2020.
Due to Santander
In connection with the EMC Acquisition, the Company acquired a 49% equity interest in Santander. The Company accounts for its interest in Santander using the equity method and includes our share of Santander’s profits or losses in Income from equity method investments in the condensed consolidated statements of operations. During each of the six months ending June 30, 2020 and 2019, the Company purchased approximately $1.4 million from Santander for teleport and related network support services. As of June 30, 2020 and December 31, 2019, the Company owed Santander approximately $2.6 million and $1.3 million, respectively, which is included in accounts payable and accrued liabilities in the condensed consolidated balance sheets for their teleport services and related network operations support services.

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

•The deadline for delivery of audited consolidated annual financial statements of the Company for the fiscal year ended December 31, 2019 was extended from the date that is 120 days after the end of such fiscal year until the date that is 30 days after May 15, 2020 (as such deadline may be extended from time to time by an order of the U.S. Securities Exchange Commission), and such financial statements may be subject to a “going concern” qualification.
•The deadline for delivery of unaudited consolidated quarterly financial statements of the Company for fiscal quarter ended March 31, 2020 was extended from the date that is 60 days after the end of such fiscal quarter until the date that is 15 days after June 29, 2020 (as such deadline may be extended from time to time by an order of the U.S. Securities Exchange Commission).
•The deadline for delivery of a consolidated budget for fiscal year 2020 in respect of such fiscal year was extended from 120 days after the end of the 2019 fiscal year until June 1, 2020. Pursuant to the Second Lien Amendment, the noteholders consented to the First Lien Amendment (as defined below) and to the transactions contemplated thereby.

The preceding conditions were satisfied by the Company.

The Third Amendment to Securities Purchase Agreement is attached to the December 31, 2019 Annual Report on Form 10-K as Exhibit 10.22.

Subscription Receivable with Former Employee
A former employee is the borrowing party to a Secured Promissory Note dated July 15, 2011, pursuant to which the former employee agreed to pay the Company (as successor to Row 44, Inc., which is a Company subsidiary) a principal sum of approximately $0.4 million, plus interest thereon at a rate of 6% per annum. The former employee granted the Company a security interest in shares of Row 44 held by him (which Row 44 shares were subsequently converted into 8,956 shares of the Company’s common stock) to secure his obligations to repay the loan. As of June 30, 2020 and December 31, 2019, the balance of the note (with interest) was approximately $0.6 million, which is presented as a subscription receivable. We recognize interest income on the note when earned (using the simple interest method) but have not collected any interest payments since the origination of the note. Interest income recognized by the Company during the three and six months ended June 30, 2020 and March 31, 2019 were not material. The Company has been making ongoing assessments regarding the collectability of this note and the subscription receivable balance and has been in litigation with the former employee to recover the loan and to address his allegations that we breached related settlement agreements with him in 2014 and 2015. On December 16, 2019, following trial in the Superior Court of California for the County of Los Angeles, the jury returned a verdict in favor of the Company regarding the employee’s obligation to repay the note and a mixed verdict regarding the alleged breach of two claimed settlement agreements between the parties. On February 24, 2020, the Court entered judgement deeming the Company the prevailing party in the lawsuit and, among other things, providing for a net monetary award in favor of the Company of approximately $0.5 million, which award represents the full value of the note and associated interest offset by the amount the employee claimed he would have saved under the purported 2015 settlement agreement. On May 6, 2020, the former employee filed a Notice of Appeal; the Company cross-appealed on June 2, 2020. In addition, the Company filed a motion for attorneys’ fees in the trial court for over $0.9 million, which has been set for hearing on September 9, 2020. On July 24, 2020, the Company filed a suggestion of bankruptcy in both the trial court and the Court of Appeal. As a result, all matters in those courts have been stayed. The Company will continue making assessments regarding the collectability of our monetary award enforcement of which is not currently stayed.

Note 12. Commitments and Contingencies

Information related to the Chapter 11 Cases that we filed on July 2020 is included in Note 2. In addition, we are involved in legal and governmental proceedings as part of the normal course of our business.

Movie License and Internet Protocol Television (“IPTV”) Commitments
In the ordinary course of business, we have long-term commitments, such as license fees and guaranteed minimum payments owed to content providers. In addition, we have long-term arrangemets with service and television providers to license and provide content and IPTV services that are subject to future guaranteed minimum payments from us to the licensor.

The following is a schedule of future minimum commitments under movie and IPTV arrangements as of June 30, 2020 (in thousands):

Years Ending December 31,	Amount
2020 (remaining six months)	$21,396
2021	6,941
2022	216
Total	$28,553

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

The following is a schedule of future minimum satellite costs, across all connectivity end-markets and including the satellite bandwidth arrangement assessed as a finance lease, as of June 30, 2020 (in thousands):

Years Ending December 31,	Amount
2020 (remaining six months)	$41,665
2021	50,249
2022	34,527
2023	33,033
2024	33,032
Thereafter	58,353
Total	$250,859

Other Commitments
In the normal course of business, we enter into future purchase commitments with some of our connectivity vendors to secure future inventory for our customers and engineering and antenna project developments. As of June 30, 2020, we also had outstanding letters of credit in the amount of $4.4 million, of which $4.4 million was issued under the letter of credit facility under the 2017 Credit Agreement.

Contingencies. We are subject to various legal proceedings and claims that have arisen in the ordinary course of business and that have not been fully and finally adjudicated. We record accruals for loss contingencies when our management concludes it is probable that a liability has been incurred and the amount of the related loss can be reasonably estimated. On a regular basis, our management evaluates developments in legal proceedings and other matters that could cause an increase or decrease in the amount of the liability that has been accrued previously. While it is not possible to accurately predict or determine the eventual outcomes of these matters, an adverse determination in one or more of these matters could have a material adverse effect on our condensed consolidated financial position, results of operations or cash flows. Some of our legal proceedings as well as other matters that our management believes could become significant are discussed below:

Chapter 11 Proceedings. On July 22, 2020, the Debtors filed the Chapter 11 Cases seeking relief under the Bankruptcy Code. The Company expects to continue operations in the normal course for the duration of the Chapter 11 Cases. In addition, subject to certain exceptions under the Bankruptcy Code, the filing of the Debtors' Chapter 11 Cases also automatically stayed the filing of most legal proceedings and other actions against or on behalf of the Debtors or their property to recover on, collect or secure a claim arising prior to the Petition Date or to exercise control over property of the Debtors' bankruptcy estates, unless and until the Bankruptcy Court modifies or lifts the automatic stay as to any such claim. See Note 19, Subsequent Events, for more information about the Chapter 11 Cases.

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

On May 3, 2018, BMG filed suit in the United States District Court for the Central District of California against us and IFP for copyright infringement and related claims and unspecified money damages. On December 3, 2019, the case was dismissed with prejudice pursuant to a settlement agreement with BMG for an aggregate payment of $5.5 million, to be paid over time, as follows: $0.5 million within 14 days of the execution of the settlement agreement; $1.5 million on or before each of December 31, 2019, June 30, 2020, and June 30, 2021; and $0.5 million on or before June 30, 2022. We have booked an accrual for this legal settlement in the amount of $3.5 million as of December 31, 2019. We have not yet made the payment due on June 30, 2020.

SwiftAir Litigation. On August 14, 2014, SwiftAir, LLC filed suit against our wholly owned subsidiary Row 44 and Southwest Airlines for breach of contract,  quantum meruit , unjust enrichment and several other contract- and tort/statutory-based claims in the Superior Court of California for the County of Los Angeles. SwiftAir and Row 44 had a contractual relationship whereby Row 44 agreed to give SwiftAir access to Row 44’s portal on Southwest Airlines so that SwiftAir could market a destination deal product to Southwest Airlines’ passengers. In 2013, after Southwest Airlines decided not to proceed further with the destination deal product, Row 44 terminated its contract with SwiftAir. In its lawsuit, SwiftAir sought approximately $9.0 million in monetary damages (plus punitive and other extra-contractual damages) from Row 44 and Southwest Airlines. In 2017, the court granted Row 44’s motion for summary judgment as to SwiftAir’s tort/statutory-based claims. In January 2018, the court granted Row 44’s motions in limine  that limited SwiftAir’s contract damages claims against Row 44 to nominal damages. Southwest Airlines however remained exposed to all of SwiftAir’s compensatory damages claims.  On September 9, 2019, following a three-week trial, the jury returned a full defense verdict in favor of Row 44 and Southwest Airlines. On October 1, 2019, the Court entered judgment against SwiftAir; notice of entry of judgment was given on October 10, 2019. On October 15, 2019, Row 44 filed its memorandum of costs.

On October 25 and 28, 2019, SwiftAir filed motions for a new trial and judgment notwithstanding the verdict, respectively, which were set for hearing on December 6, 2019. Row 44 filed a motion for attorneys’ fees and costs, which was also set for hearing on December 6, 2019. At that December 6, 2019 hearing, the trial court denied SwiftAir’s motions and took Row 44’s motion for attorneys’ fees and costs under submission. On March 2, 2020, the trial court granted Row 44’s motion in the amount of $2.2 million for fees and $0.1 million for costs. SwiftAir filed a Notice of Appeal as to both Row 44 and Southwest Airlines; SwiftAir’s opening brief on appeal is due on September 2, 2020. However, on July 24, 2020, the Company filed a suggestion of bankruptcy in both the trial court and the Court of Appeal. As a result, all matters in those courts have been stayed as to Row 44. Separately, prior and unrelated to the Company’s bankruptcy filing. Southwest Airlines sought indemnification from Row 44 in connection with its defense of SwiftAir’s claim (and for any loss that it may face). Row 44 provided partial indemnity until the trial court granted its motion for summary adjudication on certain issues in June 2017, at which time it ceased paying for any of Southwest’s attorneys’ fees. We intend to vigorously defend against any claims in this matter. We do not believe that a material loss relating to this matter is probable, and due to the speculative nature of SwiftAir’s potential post-trial motions and appeal (and its damages claims), we are currently unable to estimate the amount of any potential loss; as such, we have not accrued any amount for this loss contingency.

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

2017 Equity Plan
On December 21, 2017, the Company’s stockholders approved the 2017 Omnibus Plan. The Company had 83,914 shares remaining available for issuance under the 2013 Equity Plan (as of that date) and those shares rolled into the 2017 Omnibus Plan and became available for grant thereunder. The 2017 Omnibus Plan separately made available 260,000 shares of the Company’s common stock for new issuance thereunder, in addition to those rolled over from the 2013 Equity Plan. The Administrator of the 2017 Omnibus Plan, which is the Compensation Committee of the Board of Directors, may grant share awards (through stock options, restricted stock, RSUs (including both time-vesting and performance-based RSUs) and other incentive awards) to employees, officers, non-employee directors, and consultants.

On June 25, 2018, the Company’s stockholders approved an amendment and restatement of the 2017 Equity Plan that increased by 80,000 the number of shares of the Company’s common stock authorized for issuance thereunder.
Stock Repurchase Program
In March 2016, our Board of Directors authorized a stock repurchase program under which we may repurchase up to $50.0 million of our common stock. Under the stock repurchase program, we may repurchase shares from time to time using a variety of methods, which may include open-market purchases and privately negotiated transactions. The extent to which we repurchase our shares, and the timing and manner of such repurchases, will depend upon a variety of factors, including market conditions, regulatory requirements and other corporate considerations, as determined by management. We measure all potential buybacks against other potential uses of capital that may arise from time to time. The repurchase program does not obligate us to repurchase any specific number of shares, and may be suspended or discontinued at any time. We expect to finance any purchases with existing cash on hand, cash from operations and potential additional borrowings. We did not repurchase any shares of our common stock during the six months ended June 30, 2020 and 2019. As of June 30, 2020, the remaining authorization under the stock repurchase plan was $44.8 million.

Stock-Based Compensation Expense
Stock-based compensation expense related to our directors and other personnel for the three and six months ended June 30, 2020 and 2019 was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Cost of services	$55	$89	$121	$116
Sales and marketing	46	34	103	87
Product development	70	112	147	180
General and administrative	881	2,092	1,809	3,233
Total	$1,052	$2,327	$2,180	$3,616

Total stock-based compensation expense includes the revaluation adjustment related to the Company’s cash-settled phantom stock options, which are accounted for as liability awards and are re-measured at fair value each reporting period. Compensation expense is recognized over the requisite service period.

Note 14. Income Taxes

The Company recorded income tax provision of $0.2 million and $3.3 million for the three months ended June 30, 2020 and 2019, respectively, and $1.3 million and $3.4 million for the six months ended June 30, 2020 and 2019, respectively. The tax provision for the three and six months ended June 30, 2020 is primarily attributable to foreign income taxes resulting from our foreign subsidiaries' contribution to pretax income, withholding taxes, changes in valuation allowance, and deferred tax expense on amortization of indefinite-lived intangible assets. The tax provision for the three and six months ended June 30, 2019 was primarily attributable to the foreign withholding taxes, foreign income taxes resulting from the foreign subsidiaries' contribution to pretax income, basis difference in convertible debt and effects of permanent differences.

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

As of June 30, 2020, and December 31, 2019, the liability for income taxes associated with uncertain tax positions was $6.9 million and $7.7 million, respectively. As of June 30, 2020, and December 31, 2019, the Company had accrued $6.5 million and $6.4 million, respectively, of interest and penalties related to uncertain tax positions. It is reasonably possible that the amount of the unrecognized benefit with respect to certain of the Company’s unrecognized tax positions may significantly decrease within the next 12 months. This change may be the result of settlement of ongoing foreign audits.

Note 15. Segment Information

Our business comprises two operating segments:

•Media & Content: selects, manages, provides lab services and distributes wholly owned and licensed media content, video and music programming, advertising, applications and interactive games to the airline, maritime and other “away from home” non-theatrical markets.

•Connectivity: provides customers, including their passengers, crew, remote workers and soldiers, as applicable, with (i) Wi-Fi connectivity via C, Ka and Ku-band satellite and terrestrial wireless transmissions that enable access to the Internet, live television, on-demand content, shopping and travel-related information and (ii) operational solutions that allow customers to improve the management of their internal operations and passenger service delivery.

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

The following table summarizes revenue and gross margin by our reportable segments for the three and six months ended June 30, 2020 and 2019 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenue:
Media & Content -- Licensing and Services	$20,757	$74,013	$89,142	$154,023
Connectivity -- Services	56,700	71,116	123,960	141,584
Connectivity -- Equipment	5,584	12,338	14,104	28,479
Total revenue	$83,041	$157,467	$227,206	$324,086
Cost of sales:
Media & Content -- Licensing and Services	$21,929	$57,604	$77,485	$115,273
Connectivity -- Services	45,843	58,704	103,571	124,304
Connectivity -- Equipment	4,107	7,909	11,630	18,834
Total cost of sales	$71,879	$124,217	$192,686	$258,411
Gross Margin:
Media & Content	$(1,172)	$16,409	$11,657	$38,750
Connectivity	12,334	16,841	22,863	26,925
Total Gross Margin	11,162	33,250	34,520	65,675
Other operating expenses	42,629	48,476	112,780	99,991
Loss from operations	$(31,467)	$(15,226)	$(78,260)	$(34,316)

The Company’s total assets by segment were as follows (in thousands):

	June 30, 2020	December 31, 2019
Media & Content	$259,598	$316,340
Connectivity	286,844	331,368
Total segment assets	546,442	647,708
Corporate assets	21,539	20,872
Total assets	$567,981	$668,580

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

The following tables summarize our financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2020, and December 31, 2019, respectively (dollar values in thousands, other than per-share values):

	Balance Sheet Location	June 30, 2020	Quotes Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Shares of common stock	Short-term investment	$3,315	$3,315	$—	$—
		$3,315	$3,315	$—	$—

Liabilities:
Contingently issuable shares (1)	Accounts payable and accrued liabilities	$116	$—	$—	$116
Phantom stock options (2)	Other non-current liabilities	387	—	—	387
Total		$503	$—	$—	$503

	Balance Sheet Location	December 31, 2019	Quotes Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Liabilities:
Contingently issuable shares (1)	Accounts payable and accrued liabilities	$305	$—	$—	$305
Phantom stock options (2)	Other non-current liabilities	464	—	—	464
Total		$769	$—	$—	$769
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
(2) Our cash-settled phantom stock options are accounted for as liability awards and are re-measured at fair value each reporting period with changes flowing through statement of operations. As of June 30, 2020, the aggregate estimated fair value of our cash-settled phantom stock options was $0.4 million, of which the amortized portion recognized as a liability in our condensed consolidated balance sheet was $0.4 million.

The following table shows the carrying amounts and the fair values of our long-term debt in the condensed consolidated financial statements at June 30, 2020 and December 31, 2019, respectively (in thousands):

	June 30, 2020		December 31, 2019
	Carrying Amount(7)	Fair Value	Carrying Amount (7)	Fair Value
Senior secured term loan facility, due January 2023 (+)(1)	$485,682	$337,227	$485,166	$454,168
Senior secured revolving credit facility, due January 2022 (+)(2)	80,615	80,615	43,315	43,315
Convertible senior notes due 2035 (1)(3)	71,479	8,250	71,126	37,125
Second Lien Notes, due June 2023(4)(5)	161,905	31,177	149,772	99,922
Other debt (6)	27,318	22,937	23,683	23,685
	$826,999	$480,206	$773,062	$658,215
(+)  This facility is a component of the 2017 Credit Agreement.
(1)The estimated fair value is classified as Level 2 financial instrument and was determined based on quoted prices of the instrument in a similar over-the-counter market.
(2)The estimated fair value is considered to approximate carrying value and is classified as Level 3 financial instruments.

(3)The fair value of the 2.75% Convertible Notes is exclusive of the conversion feature therein, which was originally allocated for reporting purposes at $13.0 million, and is included in the condensed consolidated balance sheets within “Additional paid-in capital”. The principal amount outstanding of the Convertible Notes was $82.5 million as of June 30, 2020, and the carrying amount in the foregoing table reflects this outstanding principal amount net of debt issuance costs and discount associated with the equity component.
(4)The principal amount outstanding of the Second Lien Notes, due June 2023 as set forth in the foregoing table was $188.7 million as of June 30, 2020, and includes $38.7 million of payment-in-kind (“PIK”) interest converted to principal since debt issuance. The value allocated to the attached penny warrants and market warrants for financial reporting purposes was $14.9 million and $9.3 million, respectively. These qualify for classification in stockholders’ equity and are included in the condensed consolidated balance sheets within “Additional paid-in capital” (see Note 10. Financing Arrangements).
(5)The fair value of the Second Lien Notes was determined based on a Black-Derman-Toy interest rate Lattice model. The key inputs of the valuation model contain certain Level 3 inputs.
(6)The estimated fair value is considered to approximate carrying value given the short-term maturity and is classified as Level 3 financial instruments. For June 30, 2020, Other debts primarily consisted of (i) $3.4 million financing for transponder purchases, which was payable April 2020, and remains unpaid at filing date; and (ii) $17.8 million of finance lease liability relating to an assessed right-of-use over a satellite bandwidth capacity (refer to Note 4. Leases for further details).
(7)The carrying amounts presented above at June 30, 2020 and December 31, 2019 are net of $55.5 million and $60.5 million of unamortized bond discounts and issuance costs, respectively.

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

In the six months ended of 2020, the long-term operating plan for the Maritime & Land Connectivity reporting unit was updated to reflect current expectations for future growth and profitability, which were lower than previous expectations. Due to lowered expectations, the Company tested the Maritime and Land Segment goodwill for impairment three quarters prior to the annual evaluation. Step 1 test results indicated that the estimated fair value of the reporting unit was less than the carrying value. This impairment was primarily due to lower than expected financial results of the reporting unit during the six months ended June 30, 2020 due primarily to impacts of COVID-19 outbreak on our cruise and yacht channels, coupled with the loss of a Brazilian government customer and  continuation of exiting the mobile network operation channel. Given these indicators, the Company then determined that there was a higher degree of uncertainty in achieving its financial projections for this unit and as such, increased its discount rate, which reduced the fair value of the unit.

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

The Company determined the carrying value of the interests in the WMS and Santander Teleport S.L. (“Santander”) joint ventures exceeded their estimated fair value of the Company’s interests, which management concluded was other than temporary. The Company recorded an impairment charge of $10.1 million and $3.0 million relating to its WMS and Santander equity investments, respectively. This WMS impairment was primarily the result of lower than expected financial results for the six months ended June 30, 2020 due to the uncertainty related to the impacts of the COVID-19 pandemic on the cruise industry.

Note 17. Concentrations

Financial instruments that potentially subject us to a concentration of credit risk consist of cash and cash equivalents and accounts receivable.

As of June 30, 2020, and 2019, we maintained our cash and cash equivalents primarily with major U.S. financial institutions and foreign banks. Deposits with these institutions at times exceeded the federally insured limits, which potentially subjects us to concentration of credit risk. We have not historically experienced any losses related to these balances and believe that there is minimal risk of any such losses.

As of June 30, 2020, approximately $4.8 million of our total cash and cash equivalents of $31.3 million was held by our foreign subsidiaries. If we repatriate these funds for use in our U.S. operations, we may be required to pay income taxes in the U.S. on the repatriated amount at the tax rates then in effect, reducing the net cash proceeds to us after repatriation. In the event we elect to repatriate any of these funds, we believe we have sufficient net operating losses for the foreseeable future to offset any repatriated income. As a result, we do not expect that any such repatriation would create a tax liability in the U.S. or have a material impact on our effective tax rate.

Customer Concentration
A substantial portion of our revenue is generated through arrangements with Southwest Airlines, Inc. (“Southwest Airlines”). As of June 30, 2020 and 2019, the percentage of revenue generated through this customer was as follows:

	Six Months Ended June 30,
	2020	2019
Southwest Airlines as a percentage of total revenue	25%	20%
Southwest Airlines as a percentage of Connectivity revenue	40%	38%

No other customer accounted for greater than 10% of total revenue for the periods presented. Accounts receivable from Southwest Airlines represented 24% and 17% of the total accounts receivable as of each of June 30, 2020 and December 31, 2019, respectively.

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

The following table sets forth the computation of basic and diluted net loss per share of common stock. All per share amounts presented below, have been adjusted for the Reverse Stock Split. (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net loss (numerator):
Net loss – basic and diluted	$(58,033)	$(38,460)	$(138,958)	$(76,069)
Shares (denominator):
Weighted-average shares – basic and diluted	3,751	3,690	3,731	3,682
Loss per share - basic and diluted	$(15.47)	$(10.42)	$(37.24)	$(20.65)

The following weighted average common equivalent shares are excluded from the calculation of the Company’s net loss per share as their inclusion would have been anti-dilutive (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Employee stock options	154	181	162	192
Restricted and performance stock units	162	240	181	179
2.75% convertible senior notes due 2035	178	178	178	178
Contingently issuable shares (1)	36	36	36	36
Searchlight Penny Warrants (2)	723	723	723	723
Searchlight Market Warrants (2)	520	520	520	520

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

Note 19. Subsequent Events

Amendments to 2017 Credit Agreement
On July 9, 2020, we entered into an Eleventh Amendment to Credit Agreement (the “Eleventh Amendment”) among the Company, the guarantors party thereto (the “Guarantors”), the lenders party thereto and Citibank, N.A., as administrative agent (in such capacity, the “Administrative Agent”), which Eleventh Amendment amends the terms of that 2017 Credit Agreement, dated as of January 6, 2017, by and among the Company, the Guarantors.

The Eleventh Amendment modified the 2017 Credit Agreement, including, with respect to the following terms:

•The timing of an occurrence of an event of default as a result of a failure to pay interest on any loan due on July 9, 2020 has been extended from five business days after such date until August 1, 2020.

•The lenders have agreed to waive until August 1, 2020 any default or event of default arising under the Credit Agreement as a result of any failure to timely pay interest on any loan due on July 9, 2020.

•In connection with the Eleventh Amendment, the Company agreed that so long as such interest remains unpaid, all loans outstanding under the Credit Agreement will accrue interest at the default rate (with any such default interest being payable no earlier than August 1, 2020).

The Eleventh Amendment was conditioned upon the Company’s payment of an amendment fee (the “Amendment Fee”) to the consenting lenders equal to 2.0% of the aggregate outstanding principal amount of Term B Loans held by such consenting lender on the date of the Eleventh Amendment, with such fee being payable in kind by adding the Amendment Fee to the outstanding principal amount of the Term B Loans held by such consenting lender (with such portion of the Amendment Fee thereafter being treated as outstanding principal of Term B Loans for all purposes under the Credit Agreement), and payment of related advisor costs and expenses. As a result of the Company’s voluntary commencement of Chapter 11 proceedings, the Company is not subject to the covenants under the 2010 Credit Agreement.

Compensatory Arrangements of Certain Officers
The Board of Directors (the “Board”) of the Company and the Compensation Committee of the Board (“Compensation Committee”) have conducted a comprehensive review of the Company’s compensation program for certain key employees to determine whether it continues to effectively incentivize and retain such employees in light of the ongoing impact of the COVID-19 pandemic on the global travel industry and the follow-on impact for the Company. After consulting with outside compensation advisors and outside legal counsel, reviewing market data and benchmarking expected relative compensation to the market data, on July 10, 2020, the Board and Compensation Committee approved incentives to be paid to certain key employees, including each of its named executive officers, in an effort to retain and motivate such employees in the face of unprecedented uncertainty and increased workload created by COVID-19. The terms of the incentives are specified in a form letter agreement.

The incentives were paid in advance on July 14, 2020 to encourage the recipients to remain with the Company and steer it through the escalating effects of the pandemic and the resulting impact on the business and operations of the Company. The after-tax portion of the paid incentives will be clawed back in full in the event that the incentive is not earned. The incentive will be earned in full so long as the recipient is employed by the Company on the earlier of July 14, 2021 or a “Change of Control” as defined in the form letter agreement. As a condition to receiving the incentives, the recipients were required to forfeit and waive all rights they may have under any existing retention incentives, the Annual Incentive Plan for the 2020 performance year, outstanding stock options and cash-settled stock appreciation rights, whether or not previously vested, and any unvested restricted stock units or performance stock units. The incentive amounts (expressed as a percentage of the applicable executive’s base compensation) were awarded to the Company’s named executive officers: 125% for Joshua Marks, Chief Executive Officer, 100% for Christian Mezger, Chief Financial Officer, and 100% for Per Norén, President.

Changes In Registrant’s Certifying Accountant
On July 14, 2020, the Audit Committee (the “Audit Committee”) of the Board of Directors of the Company approved the dismissal of KPMG LLP (“KPMG”) as the Company’s independent registered public accounting firm, effective immediately.

During the fiscal years ended December 31, 2019 and December 31, 2018 and the subsequent interim periods through July 14, 2020, there were (i) no disagreements (as that term is defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions) between the Company and KPMG on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of KPMG, would have caused KPMG to make reference in connection with their opinion, and (ii) no “reportable events” (as that term is defined in Item 304(a)(1)(v) of Regulation S-K), except for the material weaknesses (the “Reportable Event”) identified in the Company’s internal control over financial reporting related to its control environment, risk assessment, information and communication, and control activities, as previously disclosed under Part II, Item 9A of the Company’s 2018 Annual Report and 2019 Annual Report. The Audit Committee discussed the Reportable Event with KPMG, and the Company authorized KPMG to respond fully to inquiries of the successor accountant (described below) concerning the Reportable Event.

The Company provided KPMG with a copy of the Form 8-K dated July 17, 2020 and requested that KPMG provide the Company with a letter addressed to the SEC stating whether KPMG agrees with the above disclosures. A copy of KPMG’s letter, dated July 17, 2020, is attached as Exhibit 16.1 to the Form 8-K.

Newly Engaged Independent Registered Public Accounting Firm
On July 14, 2020, the Audit Committee approved the appointment of Marcum LLP (“Marcum”) as the Company’s independent registered public accounting firm, effective immediately.

During the fiscal year ended December 31, 2019 and December 31, 2018 and through the subsequent interim periods, neither the Company, nor any party on behalf of the Company, consulted with Marcum with respect to either (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of the audit opinion that might be rendered with respect to the Company’s consolidated financial statements, and no written report or oral advice was provided to the Company by Marcum that was an important factor considered by the Company in reaching a decision as to any accounting, auditing or financial reporting issue, or (ii) any matter that was subject to any disagreement (as that term is defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions) or a reportable event (as that term is defined in Item 304(a)(1)(v) of Regulation S-K).

Company Credit Rating
On July 16, 2020, Moody’s Investors Service (“Moody’s”) downgraded the Company’s corporate family rating from Caa2 to Ca as well as the Company’s probability of default rating to Ca-PD/LD from Caa2-PD. Moody’s also downgraded the rating on the Company’s first lien facilities to Caa2 from B3. Moody’s downgrades were primarily due to the Company’s July 10, 2020 announcement of not making interest payment of its Senior Credit Agreement which was due on July 9, 2020. Another key driver of the downgrades is the impact of the COVID-19 pandemic on our operations.

Twelfth Amendment to Credit Agreement
On July 20, 2020, the Company entered into a Twelfth Amendment to Credit Agreement (the “Twelfth Amendment”) among the Company, the guarantors, the lenders party thereto and Citibank, N.A., as administrative agent (in such capacity, the “Administrative Agent”), which Twelfth Amendment amends the terms of that certain Credit Agreement, dated as of January 6, 2017, by and among the Company, the Guarantors identified on the signature pages thereto, each lender from time to time party thereto and the Administrative Agent. Pursuant to the Twelfth Amendment, the lenders have agreed to waive compliance with the Minimum Liquidity Covenant (as defined therein) for the period commencing July 20, 2020 until August 1, 2020. The Twelfth Amendment was conditioned upon the Company’s payment of advisor costs and expenses. As a result of the Company’s voluntary commencement of Chapter 11 proceedings, the Company is not subject to the covenants under the 2017 Credit Agreement.

Bankruptcy or Receivership
Voluntary Petitions for Bankruptcy
On July 22, 2020, the Company and its U.S. subsidiaries commenced voluntary Chapter 11 proceedings under Chapter 11 of the United States, in the United States Bankruptcy Court for the District of Delaware. The Debtors have requested that the Chapter 11 proceedings be jointly administered under the caption In re Global Eagle Entertainment Inc., et al. The Debtors continue to operate their business as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. The Debtors are seeking approval of various “first day” motions containing customary relief intended to assure the Debtors’ ability to continue their ordinary course operations.

Restructuring Support Agreement
On July 22, 2020, the Debtors entered into a Restructuring Support Agreement (together with all exhibits and schedules thereto, the “RSA”) with creditors holding, in the aggregate, approximately 78.8% of the aggregate outstanding principal amount of the First Lien Loans (the “Consenting First Lien Lenders” or the “Investor Group”).

As contemplated in the RSA, the Company will pursue a going concern sale of the business of the Debtors pursuant to Section 363 of the Bankruptcy Code, (either through a sale to the stalking horse bidder or the highest or otherwise best sale offer, if not the stalking horse bidder, pursuant to this sale process, the “Sale Transaction:), which is based on a stalking horse bid from an entity formed by or at the direction of the Investor Group (the Purchaser”), and/or other co-investors and/or their respective designees on terms and in accordance with a purchase agreement, which has been agreed by the Company and the Consenting First Lien Lenders (the “Stalking Horse Bid”).

Pursuant to the RSA, each of the Debtors and the Consenting First Lien Lenders has made customary commitments to each other. The Debtors have agreed to, among other things, seek to implement the Sale Transaction and other matters contemplated by the RSA and to satisfy certain other covenants. The Consenting First Lien Lenders have also committed to support and to use commercially reasonable efforts to take, or refrain from taking, certain actions in furtherance of the Sale Transaction and other matters contemplated in the RSA. The RSA also provides that certain of the Consenting First Lien Lenders will also be providing debtor-in-possession financing pursuant to the DIP Credit Agreement.

The RSA and other transaction documents contain milestones for the progress of the Chapter 11 Cases, which include the dates by which the Debtors are required to, among other things, obtain certain orders of the Bankruptcy Court and consummate the Sale Transaction. Among other dates set forth in the RSA, the agreement contemplates: (i) the Debtors will have filed a motion to approve the Sale Transaction and associated bidding procedures; and (ii) the Bankruptcy Court will have entered the interim order approving the DIP Credit Agreement and associated credit facility no later than five days after the Petition Date, and the final order approving the DIP Credit Agreement (the “Interim DIP Order”) and associated credit facility no later than 40 days after the Petition Date and the Sale Order no later than 85 days after the Petition Date, and that the satisfaction of all Closing Date conditions (other than regulatory consents and approvals) shall have occurred by no later than 100 days after the Petition Date, subject in each case to an extension or waiver of such dates by the requisite Consenting First Lien Lenders under the terms of the RSA.

Each of the parties to the RSA may terminate the agreement under certain limited circumstances. Any Debtor may terminate the RSA upon, among other circumstances:

•its board of directors, after consultation with counsel, determining (i) that performance under the RSA would be inconsistent with its fiduciary duties or (ii) in the exercise of its fiduciary duties to pursue an Alternative Transaction;
•the failure of the Consenting First Lien Lenders to hold, in the aggregate at least 50.01% of the aggregate principal amount outstanding of the First Lien Loans; and
•certain actions by the Bankruptcy Court, including dismissing the Chapter 11 Cases or converting the Chapter 11 Cases into cases under Chapter 7 of the Bankruptcy Code.

The Consenting First Lien Lenders also have specified termination rights, including certain termination rights similar to the Debtors. Additionally, the Required Consenting First Lien Lenders may terminate the RSA with respect to the Consenting First Lien Lenders, if any of the Milestones have not been achieved, extended, or waived after the required date for achieving such Milestone.

The transactions contemplated by the RSA and the Sale Transaction do not provide for any ownership or other interest in the Company or the Purchaser being provided to the holders of the Company’s outstanding common stock or 2.75% Convertible Senior Notes due 2035, or the notes under the Securities Purchase Agreement, nor does the Company currently anticipate the holders of the Company’s outstanding common stock, 2.75% Convertible Senior Notes due 2035, or the notes under the Securities Purchase Agreement will receive any consideration as a result of such transactions.

The transactions contemplated by the RSA are subject to approval by the Bankruptcy Court, among other conditions. Accordingly, no assurance can be given that the transactions described therein will be consummated.

On July 23, 2020, the Bankruptcy Court entered the Interim DIP Orders.

The filing of the Chapter 11 Cases constitutes an event of default that accelerated obligations under the following debt instruments and agreements:

•the Credit Agreement, dated as of January 6, 2017, as amended, amended and restated, supplemented or otherwise modified prior to the date hereof, by and among the Company, the guarantors party thereto, the lenders and letter of credit issuers party thereto and Citibank, N.A., as administrative agent;
•the Securities Purchase Agreement, dated as of March 8, 2018, as amended, amended and restated, supplemented or otherwise modified prior to the date hereof, by and among the Company, the guarantors party thereto, and each purchaser party thereto, relating to the Company’s second lien notes; and
•the Indenture, dated as of February 18, 2015, as amended, restated, supplemented or otherwise modified prior to the date hereof, with respect to the Company’s 2.75% Convertible Senior Notes due 2035, between the Company and U.S. Bank National Association, as trustee.

The Debt Instruments provide that, as a result of the Chapter 11 Cases, the principal and interest due thereunder shall be immediately due and payable. Any efforts to enforce such payment obligations under the Debt Instruments are automatically stayed as a result of the Chapter 11 Cases, and the creditors’ rights of enforcement in respect of the Debt Instruments are subject to the applicable provisions of the Bankruptcy Code.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As used herein, “Global Eagle Entertainment,” “Global Eagle,” the “Company,” “our,” “we,” or “us” and similar terms include Global Eagle Entertainment Inc. and its subsidiaries, unless the context indicates otherwise.

Cautionary Note Regarding Forward-Looking Statements

Certain statements in this Quarterly Report on Form 10-Q (this “Form 10-Q”) may constitute “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, without limitation, the impact of our filing for bankruptcy protection under Chapter 11, statements with respect to our expected Adjusted EBITDA, revenue and margin growth and sustainable positive free cash flow in future periods, our aviation-connectivity installations in future periods, the length and severity of COVID-19 or other catastrophic events and the related impact on both customer demands and supply chain functions, as well as our future consolidated financial position, results of operations and cash flows, the impact from the COVID-19 pandemic and the Boeing 737 MAX aircraft grounding on our financial performance, our business and financial-performance outlook, industry, business strategy, plans the potential sale of certain businesses and assets, business and M&A integration activities, operating-expense and cost structure improvements and reductions and our ability to execute and realize the benefits of our cost-savings plans, international expansion, future technologies, future operations, financial covenant compliance, margins, profitability, future efficiencies, liquidity, ability to generate positive cash flow from operating activities, and other financial and operating information. The words “anticipate,” “assume,” “believe,” “budget,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “future” and the negative of these or similar terms and phrases are intended to identify forward-looking statements in this Form 10-Q.

Forward-looking statements reflect our current expectations regarding future events, results or outcomes. These expectations may or may not be realized. Although we believe the expectations reflected in the forward-looking statements are reasonable, we can give you no assurance these expectations will prove to have been correct. Some of these expectations may be based upon assumptions, data or judgments that prove to be incorrect. Actual events, results and outcomes may differ materially from our expectations due to a variety of known and unknown risks, uncertainties and other factors. Although it is not possible to identify all of these risks and factors, they include, among others, the following:

•the impact of our bankruptcy filing on our relationships with customers, investors, employees, advisors and vendors;
•the effect that the rapid spread of contagious illnesses, such as the coronavirus, is having and could continue to have on our business and results of operations;
•our ability to successfully pursue and consummate financing, recapitalization, strategic transactions (including the proposed asset sale) and other similar transactions to address the substantial doubt about the company’s ability to continue as a going concern;
•our ability to satisfy the conditions to closing the proposed restructuring and proposed asset sale, including our ability to obtain requisite approvals from the federal bankruptcy court and 3rd parties;
•our ability to anticipate and keep pace with rapid changes in customer needs and technology;
•negative external perceptions that damage our reputation among potential customers, investors, employees, advisors and vendors;
•service interruptions or delays, technology failures, damage to equipment or software defects or errors and the resulting impact on our reputation and ability to attract, retain and serve our customers;
•the effect of cybersecurity attacks, data or privacy breaches, data or privacy theft, unauthorized access to our internal systems or connectivity or media and content systems, or phishing or hacking, on our business, our relationships with customers, vendors and our reputation;
•our ability to timely remediate material weaknesses in our internal control over financial reporting; the effect of those weaknesses on our ability to report and forecast our operations and financial performance, and the impact of our remediation efforts (and associated management time and costs) on our liquidity and financial performance;
•our ability to maintain effective disclosure controls and internal control over financial reporting;
•our ability to execute on our operating-expense and cost-structure realignment plan and realize the benefits of those initiatives;
•our dependence on the travel industry (including the European Union’s travel ban on the U.S.);
•our ability to expand our international operations and the risks inherent in our international operations, especially in light of current and future trade and national-security disputes;
•our ability to plan expenses and forecast revenue due to the long sales cycle of many of our Media & Content segment’s products;
•our dependence on our existing relationship and agreement with Southwest Airlines;
•the timing and conditions surrounding the return to normal production and revenue service of the Boeing 737 MAX aircraft;
•our ability to develop new products or services or enhance those we currently provide in our Media & Content segment;
•our ability to accelerate dividends from, or dispose of our 49% interest in Wireless Maritime Services, LLC (”WMS”);
•our ability to integrate businesses or technologies we have acquired or may acquire in the future;
•our ability to successfully divest or dispose of business that are deemed not to fit with our strategic plan;

•the effect of future acts or threats of terrorism, threats to national security and other actual or potential conflicts, wars, geopolitical disputes or similar events on the use of Wi-Fi enabled devices on our aircraft and maritime vessels;
•the effect of natural disasters, adverse weather conditions or other environmental incidents on our business;
•the possibility that our insurance policies may not fully cover all loses we incur;
•our ability to obtain new customers and renew agreements with existing customers;
•our customers’ solvency, inability to pay and/or delays in paying us for our services, and potential claims related to payments from customers received prior to such customers’ insolvency proceedings;
•our ability to retain and effectively integrate and train key members of senior management;
•our ability to recruit, train and retain highly skilled technical employees;
•our ability to receive the anticipated cash distributions or other benefits from our investment in the WMS;
•the effect of a variety of complex U.S. and foreign tax laws and regimes due to the global nature of our business;
•our ability to utilize our net operating loss carryforwards and certain other tax attributes may be limited;
•our ability to continue to be able to make claims for e-business and multimedia tax credits in Canada;
•our exposure to interest rate and foreign currency risks;
•the effect of political changes and developments globally, including Brexit, on our customers and our business;
•our need to invest in and develop new broadband technologies and advanced communications and secure networking systems, products and services and antenna technologies as well as their market acceptance;
•increased demand by customers for greater bandwidth, speed and performance and increased competition from new technologies and market entrants;
•customer attrition due to direct arrangements between satellite providers and customers;
•our reliance on “sole source” service providers and other third parties for key components and services that are integral to our product and service offerings;
•the potential need to materially increase our investments in product development and equipment beyond our current investment expectations;
•equipment failures or software defects or errors that may damage our reputation or result in claims in excess of our insurance or warranty coverage;
•satellite failures or degradations in satellite performance;
•our use of fixed-price contracts for satellite bandwidth and potential cost differentials that may lead to losses if the market price for our services declines relative to our committed cost;
•our ability to plan expenses and forecast revenue due to the long sales cycle of many of our Connectivity segment’s products;
•increased on-board use of personal electronic devices and content accessed and downloaded prior to travel which may cause airlines to reduce investment in seatback entertainment systems;
•increased competition in the in-flight entertainment (“IFE”) and in-flight connectivity (“IFC”) system supply chain;
•pricing pressure from suppliers and customers in our Media & Content segment and a reduction in the aviation industry’s use of intermediary content service providers (such as us);
•a reduction in the volume or quality of content produced by studios, distributors or other content providers or their refusal to license content or other rights upon terms acceptable to us;
•a reduction or elimination of the time between our receipt of content and it being made available to the rental or home viewing market (i.e., the “early release window”);
•the refusal of content providers to license content to us, operational complexity and increased costs or reducing content that we offer due to challenges maintaining and tracking our music content licenses and rights related thereto, which could cause a decline in customer retention or inability to win new business;
•our use of fixed-price contracts in our Media & Content segment that may lead to losses in the future if the market price for our services declines relative to our committed cost;
•our ability to successfully implement a new enterprise resource planning system;
•our ability to protect our intellectual property;
•the effect on our business and customers due to disruption of the technology systems utilized in our business operations;
•the costs to defend and/or settle current and potential future civil intellectual property lawsuits (including relating to music and other content infringement) and related claims for indemnification;
•changes in regulations and our ability to obtain regulatory approvals to provide our services or to operate our business in particular countries or territorial waters;
•compliance with U.S. and foreign regulatory agencies, including the Federal Aviation Administration (“FAA”), the U.S. Department of Treasury’s Office of Foreign Asset Control, Federal Communications Commission, and Federal Trade Commission (“FTC”) and their foreign equivalents in the jurisdictions in which we and our customers operate;
•regulation by foreign government agencies that increases our costs of providing services or requires us to change services;

•changes in government regulation of the Internet, including e-commerce or online video distribution;
•our ability to comply with trade, export, anti-money laundering and anti-bribery practices and data protection laws, especially the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act, the General Data Protection Regulation and the California Consumer Privacy Act.
•changes in foreign and domestic civil aviation authorities’ orders, airworthiness directives, or other regulations that restrict our customers’ ability to operate aircraft on which we provide services;
•our (along with our directors’ and officers’) exposure to civil stockholder litigation relating to our investor disclosures and the related costs of defending and insuring against such litigation (including potentially in connection with our bankruptcy filing);
•uninsured or underinsured costs associated with stockholder litigation and any uninsured or underinsured indemnification obligations with respect to current and former executive officers and directors;
•limitations on our cash flow available to make investments due to our substantial indebtedness and covenants set forth in the DIP Credit Agreement and our other debt agreements, including a maximum consolidated first lien net leverage ratio covenant and a minimum liquidity covenant (the “Minimum Liquidity”) covenant, and our ability to generate sufficient cash flow to make principal and interest payments thereon, comply with our reporting and financial covenants, or fund our operations;
•our ability to repay the principal amount of our bank debt, including any debtor-in-possession financing and any related financings, second lien notes due June 30, 2023 (the “Second Lien Notes”) and/or 2.75% convertible senior notes due 2035 (the “Convertible Notes”) at maturity or upon acceleration thereof, to raise the funds necessary to settle conversions of our Convertible Notes or to repurchase our Convertible Notes upon a fundamental change or on specified repurchase dates or due to future indebtedness;
•the negative impact of our proposed restructuring activities and proposed asset sale on the holders of our outstanding common stock or Convertible Notes, who are not expected to receive any consideration as a result of such transactions;
•the conditional conversion of our Convertible Notes;
•the effect on our reported financial results of the accounting method for our Convertible Notes;
•the impact of the fundamental change repurchase feature and change of control repurchase feature of the Securities Purchase Agreement on our price or potential as a takeover target;
•the effect of the downgrade of our credit rating on our business, reputation and ability to raise capital;
•our potential as a takeover target due to price depression of our common stock;
•the dilution or price depression of our common stock that may occur as a result of the conversion of our Convertible Notes and/or Searchlight warrants;
•the removal of our common stock from listing and registration on The Nasdaq Capital Market (“Nasdaq”);
•conflicts between our interests and the interests of our largest stockholders;
•volatility of the market price of our securities;
•anti-takeover provisions contained in our charter and bylaws and our Shareholder Rights Plan;
•the dilution of our common stock if we issue additional equity or convertible debt securities;
•the potential significantly lower trading volumes and reduced liquidity for investors seeking to buy or sell shares of our common stock and Convertible Notes as a result of the delisting of our common stock;
•the possibility that we may experience delays in filing our periodic SEC reports due to our material weaknesses in our internal control over financial reporting;
•additional losses due to further impairment in the carrying value of our goodwill;
•changes in accounting standards; and,
•other risks and factors listed under “Risk Factors” in Part II, Item 1A of this Quarterly Report and in our Annual Report on Form 10-K for the year ended December 31, 2019.

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

Overview of the Company

We provide media and satellite-based connectivity to fast-growing, global mobility markets across air, sea and land. Our principal operations and decision-making functions are located in North America, South America and Europe. We have two operating segments: (i) Media & Content and (ii) Connectivity. We generate revenue primarily through licensing and related services from our Media & Content segment and from the delivery of satellite-based Internet service and content to the aviation, maritime and land markets and the sale of equipment from our Connectivity segment. Our chief operating decision maker regularly analyzes revenue and profit on a segment basis, and our results of operations and pre-tax income or loss on a consolidated basis in order to understand the key business metrics driving our business.

For the Six Months Ended June 30, 2020, we reported revenue of $227.2 million and a net loss of $139.0 million, compared to our reported revenue of $324.1 million, and a net loss of $76.1 million during the prior-year period. The net loss during the six months ended June 30, 2020 was due in part to a non-cash impairment charge, as described below. In addition, for the six months ended June 30, 2020 and 2019, one airline customer, Southwest Airlines, Inc. (“Southwest Airlines”) accounted for 25% and 20%, respectively, of our total revenue.

Recent Developments

Bankruptcy. On July 22, 2020, the Company and 16 of its wholly owned U.S. subsidiaries (together with the Company, the “Debtors”) commenced voluntary Chapter 11 proceedings under Chapter 11 of the United States, (the “Bankruptcy Code”) in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”). The Chapter 11 proceedings are jointly administered under the caption In re Global Eagle Entertainment Inc., et al. (the “Chapter 11 Cases”), Case No. 20-11835. The Debtors continue to operate their business as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. On July 23, 2020, the Debtors sought, and the Bankruptcy Court granted on an interim basis, approval of various “first day” motions containing customary relief intended to assure the Debtors’ ability to continue their ordinary course operations.
Delisting from Nasdaq. On August [10], 2020, Nasdaq announced that it will delist the common stock of the Company and that the Company’s common stock was suspended on August 4, 2020 and has not traded on Nasdaq since that time. The trading of the Company’s common stock has transitioned to the OTC Bulletin Board or “pink sheets” market. The transition to over-the-counter markets is not expected to affect the Company’s operations or business. On August 11, 2020, Nasdaq filed a Form 25-NSE with the Securities and Exchange Commission (the “SEC”) to complete the delisting of the Company’s common stock from Nasdaq, which delisting will be effective ten calendar days later, at which time the Company will cease to file current and periodic reports with the SEC.
Impact of COVID-19 Pandemic. In March 2020, the World Health Organization declared a pandemic resulting from COVID-19. In response to COVID-19, local and national governments around the world instituted shelter-in-place and similar orders and travel restrictions, and airline and maritime travel decreased suddenly and dramatically. The COVID-19 pandemic is having, and will likely continue to have, a significant negative impact on several important aspects of our business.

Our financial performance. The COVID-19 pandemic is having a significant negative impact on our financial performance, driven primarily by a decrease in flight levels, new aircraft shipments, cruise ship passengers and vessel usage, and a corresponding increase in reductions and deferrals of our contracts and an overall decrease in volume and usage. These factors have had a material adverse impact on our consolidated financial position, consolidated results of operations, and consolidated cash flows in the six months ended of fiscal 2020, and will likely continue to negatively impact our results for the full fiscal year. Net loss for the six months ended 2020 was $139.0 million, an increase of $62.9 million which included non-cash impairments of $22.1 million goodwill related to the Maritime & Land Connectivity reporting unit, $13.1 million of equity method investments in WMS and Santander joint ventures and $4.4 million impairment of long-lived assets. The non-cash impairments were driven by a higher degree of uncertainty given the COVID-19 environment, as further described below. Meanwhile, the decline in our total revenue, from $324.1 million during the six months ended June 30, 2019 to $227.2 million during the six months ended June 30, 2020, was driven primarily by the impact of COVID-19 and a production halt in January of the Boeing 737 MAX aircraft, which the FAA and other regulators had grounded during 2019-2020 following flight incidents.

Compensatory Arrangements. The Board of Directors (the “Board”) of the Company and the Compensation Committee of the Board (“Compensation Committee”) have conducted a comprehensive review of the Company’s compensation program for certain key employees to determine whether it continues to effectively incentivize and retain such employees in light of the ongoing impact of the COVID-19 pandemic on the global travel industry and the follow-on impact for the Company. After consulting with outside compensation advisors and outside legal counsel, reviewing market data and benchmarking expected relative compensation to the market data, on July 10, 2020, the Board and Compensation Committee approved incentives to be paid to certain key employees, including each of its named executive officers, in an effort to retain and motivate such employees in the face of unprecedented uncertainty and increased workload created by COVID-19. The terms of the incentives are specified in a form letter agreement.

The incentives were paid in advance on July 14, 2020 to encourage the recipients to remain with the Company and steer it through the escalating effects of the pandemic and the resulting impact on the business and operations of the Company. The after-tax portion of the paid incentives will be clawed back in full in the event that the incentive is not earned. The incentive will be earned in full so long as the recipient is employed by the Company on the earlier of July 14, 2021 or a “Change of Control” as defined in the form letter agreement. As a condition to receiving the incentives, the recipients were required to forfeit and waive all rights they may have under any existing retention incentives, the Annual Incentive Plan for the 2020 performance year, outstanding stock options and cash-settled stock appreciation rights, whether or not previously vested, and any unvested restricted stock units or performance stock units. The incentive amounts (expressed as a percentage of the applicable executive’s base compensation) were awarded to the Company’s named executive officers: 125% for Joshua Marks, Chief Executive Officer, 100% for Christian Mezger, Chief Financial Officer, and 100% for Per Norén, President.

Customer Demand. Our customers in the airline, cruise ship and other maritime industries, have been heavily impacted by the COVID-19 pandemic, through travel restrictions, government and business-imposed shutdowns or other operating issues resulting from the pandemic. The pandemic is ongoing and dynamic in nature and, to date, our customers have experienced temporary closures in key regions globally. Growth in our overall business is principally dependent upon the number of customers that purchase our services, our ability to negotiate favorable economic terms with our customers and partners and the number of travelers who use our services. In addition, certain of our customers have ceased or delayed payment or filed for insolvency protection, and we are unable to predict the speed of recovery of the travel sector necessary to mitigate these ongoing risks. To date, customer purchasing activity has been significantly impacted and we expect this to continue to negatively affect us. We have a large concentration of customers that operate in the Asian, European, Pacific, and Middle Eastern market regions which experienced shutdowns from the COVID-19 pandemic well before domestic airline customers. As such we saw a decline in customer demand in the six months ended June 30, 2020 which was greater than that seen by the general airline industry in the U.S. The extent and duration of the pandemic remains uncertain, and is expected to continue to impact consumer purchasing activity if disruptions continue throughout the year, which could continue to negatively impact us. Additionally, payments to certain vendors have not been made in accordance with payment terms. To date, no critical vendors have stopped providing goods or services. However, if a critical vendor were to discontinue doing business with us, this could result in further material adverse impacts on our results. We continue to monitor the potential impact of the COVID-19 pandemic.

CARES Act. On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act was enacted in response to the COVID-19 pandemic. The CARES Act, among other things, allows employers to defer payment of employer Social Security taxes that are otherwise owed for wage payments made after March 27, 2020, through the end of the calendar year. In addition, the CARES Act provides for various grants, loans and other financial support for certain companies that are affected by the COVID-19 pandemic. Accordingly, we have submitted applications for U.S. Treasury Loans. The Company was denied relief for the “national security loan program” portion of the CARES Act; however, its application for the “air carriers and certain eligible businesses” portion of the CARES Act remains outstanding. There is no assurance that our application(s) will be approved or that any sources of financings under the CARES Act will be available to us on favorable terms or at all. It is possible that further regulatory guidance under the CARES Act will be forthcoming.

Our Operations. The COVID-19 pandemic has disrupted, and continues to disrupt, our day-to-day activities, including limiting our access to facilities and its employees. During the six months ended June 30, 2020, the Company’s management initiated its multi-year Transformation 2022 cost savings initiatives, which targets simplification and standardization, improved Connectivity network efficiency, labor and footprint rationalization among other improvements. During the second quarter of 2020, we reduced headcount and the utilization of contract labor and have planned additional reductions through early 2021 resulting in a 10% reduction in total headcount. Additionally, the Company’s management is optimizing the cost of the workforce by utilizing lower cost locations and creating centralized Centers of Excellence, aimed at providing more efficient and focused services at lower cost. In addition to labor savings we will reduce facilities cost by enabling the further consolidation of offices. We are aggressively working with our third party partners to optimize cost and align service levels to the current requirements.

In response to the COVID-19 pandemic and related government restrictions negatively impacting our operations, during the quarter ended June 30, 2020, we renegotiated certain lease agreements to obtain rent relief in the near term, in order to help offset the negative financial impacts of COVID-19. As of the six months ended June 30, 2020, rent concession received was $0.7 million. On April 10, 2020, the Financial Accounting Standards Board ("FASB") staff issued a question-and-answer document providing guidance for lease concessions provided to lessees in response to the effects of COVID-19. Such guidance allows lessees to make an election not to evaluate whether a lease concession provided by a lessor should be accounted for as a lease modification in the event the concession does not result in a substantial increase in the rights of the lessor or the obligations of the lessee. We intend to elect this practical expedient in our accounting for any lease concessions provided for our real estate lease agreements. See Note 4. Leases of the Consolidated Financial Statements for further details.

Liquidity and Cost Management. We have engaged and continue our engagement with financial and legal advisors to assist us in, among other things, analyzing various strategic alternatives to address our liquidity and capital structure, including strategic and refinancing alternatives to restructure our indebtedness in private transactions. Based on the advice of our advisors, on July 22, 2020, we commenced voluntary Chapter 11 proceedings under Chapter 11 of the Bankruptcy Code. We are currently operating our business as debtors-in-possession in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. After we filed our Chapter 11 petitions, the Bankruptcy Court granted certain interim relief requested by the Debtors enabling us to conduct our business activities in the ordinary course, including, among other things and subject to the terms and conditions of such orders, authorizing us to pay employee wages and benefits and to pay taxes and certain governmental fees and charges. The Bankruptcy Court has also approved our entry into an $80 million term loan debtor-in-possession credit facility that will be used to fund Chapter 11 expenses and general operating costs. Pursuant to an interim order of the Bankruptcy Court, we have access to $30 million of the debtor-in-possession credit facility, and are seeking authority to access the remainder pursuant to a final hearing with the Bankruptcy Court.

As of June 30, 2020, we had approximately $31.3 million of cash and cash equivalents. The impact of the COVID-19 pandemic on the global travel industry created an urgent liquidity crisis for the airline, cruise ship and other maritime industries, with follow-on impact to the Company. As of June 30, 2020, our principal source of liquidity was our cash and cash equivalents of approximately $31.3 million. In addition, we had approximately $4.9 million of restricted cash, which amount is excluded from the $31.3 million of cash and cash equivalents, and was attached to letters of credit between our subsidiaries and certain customers. Our cash is invested primarily in cash and money market funds in banking institutions in the U.S., Canada and Europe and to a lesser extent in Asia Pacific. Our total debt balance increased from $773.1 million at December 31, 2019 to $827.0 million at June 30, 2020.

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

The Company has incurred net losses and had negative cash flows from operations for the six months ended June 30, 2020 primarily as a result of the negative operating impact of COVID-19, managing working capital and cash interest and principal payments arising from the Company's substantial debt balance. Net cash used in operations was $24.7 million for the six months ended June 30, 2020 which included cash paid for interest of $28.7 million. Working capital deficiency “(defined as current assets less current liabilities)” increased by $807.9 million, to $871.2 million as of June 30, 2020, compared to $63.4 million as of December 31, 2019. The Company's current forecast indicates it will continue to incur net losses and generate negative cash flows from operating activities as a result of the Company's indebtedness and significant related interest expense and uncertainty related to the impact of COVID-19 on the results of operations.

The Company’s management has plans in-place, and is working with outside advisors, to address the substantial doubt about the Company’s ability to continue as a going concern. Mitigating actions implemented in the six months ended June 30, 2020 include temporary salary reductions for all employees, including executive offices and the Company’s Board of Directors, negotiations with both customers and vendors to revise existing contracts to current activity levels and executing substantial reductions in capital expenditures and overall costs. In addition, as a result of our voluntary commencement of the Chapter 11 proceedings, the Company is not currently subject to the debt covenants under the 2017 Credit Agreement. Mitigating actions that have been implemented or continue to be implemented include:

•Restructure debt covenants with lenders, including deferral of amortization and interest payments;
•Continue reduction of overall workforce to match revenue streams;
•Deferral of annual merit increases;
•Relocation of worldwide operating facilities to reduce ongoing costs;
•Renegotiation of satellite lease terms, bandwidth terminations and payment deferrals;
•Negotiation of studio rate reductions and airline relief packages;
•Pursue complete restructuring of our capital-and-cost structure;
•Accelerate WMS dividend payments; and
•Continue to pursue the disposition of the Company’s 49% interest in WMS.

In addition, the Company’s management is continuing to pursue actions to maximize cash available to meet our obligations as they become due in the ordinary course of business, including (i) executing additional substantial reductions in expenses, capital expenditures and overall costs; (ii) applying for all eligible global government and other initiatives available to businesses or employees impacted by the COVID-19 pandemic, primarily through payroll and wage subsidies and deferrals. These actions are intended to mitigate those conditions which raise substantial doubt of the Company’s ability to continue as a going concern. While we continue to work toward completing these items and taking other actions to create additional liquidity and comply with the payment and other covenants set forth in its debt agreements, there is no assurance that we will be able to do so. Our ability to meet our obligations as they become due in the ordinary course of business for the next 12 months will depend on our ability to achieve improved results, our ability to generate and conserve cash, our ability to obtain necessary waivers from lenders and other equity stakeholders to achieve sufficient cash interest savings therefrom and our ability to complete other liquidity-generating transactions. Based on the uncertainty of achieving these actions the Company’s management has determined that the substantial doubt about the Company’s ability to continue as a going concern within one year from the issuance date of this Quarterly Report on Form 10-Q has not been alleviated. The unaudited condensed consolidated financial statements do not include any adjustments that may result from the possible inability of the Company to continue as a going concern for at least the next 12 months from the issuance of these financial statements.

Significant Transactions and Developments

Goodwill Impairment. For the six months ended June 30, 2020, the Company identified a triggering event due to a significant decline in the market capitalization of the Company and results of operations as result of the uncertainty related to the COVID-19 pandemic. Accordingly, the Company assessed the fair value of its three reporting units as of June 30, 2020 and recorded a goodwill impairment charge of $22.1 million related to its Maritime & Land Connectivity reporting unit. This impairment was primarily due to lower than expected financial results of the reporting unit during the six months ended June 30, 2020 due primarily to impacts of COVID-19 outbreak on our cruise and yacht channels, coupled with the loss of a Brazilian government customer and  continuation of exiting the mobile network operation channel. Given these indicators, the Company then determined that there was a higher degree of uncertainty in achieving its financial projections for this unit and as such, increased its discount rate, which reduced the fair value of the unit. As of June 30, 2020, there is no remaining goodwill allocated to this reporting unit.

Impairment of Equity Method Investments. During the six months ended June 30, 2020, in accordance with ASC 323, Investments-Equity Method and Joint Ventures, the Company’s management completed an assessment of the recoverability of the equity method investments. They determined the carrying value of the interests in the WMS and Santander Teleport S.L. (“Santander”) joint ventures exceeded their estimated fair value of the Company’s interests, which management concluded was other than temporary. The Company recorded an impairment charge of $10.1 million and $3.0 million relating to its WMS and Santander equity investments, respectively, This WMS impairment was primarily the result of lower than expected financial results for the six months ended June 30, 2020 due to the uncertainty related to the impacts of the COVID-19 pandemic on the cruise industry. This resulted in a decline in operating performance which is not expected to be recovered in the foreseeable future, causing Company’s management to reduce the financial projections for the WMS business for the remainder of 2020 and beyond. The Santander impairment was primarily the result of lower than expected forecasted financial results for the six months ended June 30, 2020 due to management’s review of reducing ongoing costs to service customers through this joint venture. This resulted in a reduction in the financial projections for the remainder of 2020 and beyond. The other than temporary impairments recognized are in addition to the MEG Connectivity reporting unit goodwill impairment recognized for the six months ended June 30, 2020.

Opportunities, Challenges and Risks

COVID-19. The length of COVID-19 outbreak and its impact on global travel and the broader travel industry is unknown and impossible to predict with certainty at this time. As a result, the full extent to which COVID-19 will impact our business and results of operations is unknown.

Overview. We believe our operating results and performance are driven by various factors that affect the commercial travel industry and the mobility markets serving hard-to-reach places on land, sea and in the air. These include general macroeconomic trends affecting the mobility markets, such as travel and maritime trends affecting our target user base, regulatory changes, competition and the rate of customer adoption of our services as well as factors that affect mobility Internet service providers in general. Growth in our overall business is principally dependent upon the number of customers that purchase our services, our ability to negotiate favorable economic terms with our customers and partners and the number of travelers who use our services. Growth in our margins is dependent on our ability to manage the costs associated with implementing and operating our services, including the costs of licensing, procuring and distributing content, equipment and satellite bandwidth service. Our ability to attract and retain customers is highly dependent on our ability to timely implement our services and continually improve our network and operations as technology changes and we experience increased network capacity constraints.

Media & Content Segment. During the six months ended June 30, 2020, Media & Content revenue was down 42% over the period in prior-year primarily due to the impact of COVID-19 and a decline in content distribution. Our Media & Content segment is dependent upon a number of factors, including the growth of IFE systems (including both seatback installed and Wi-Fi IFE systems), our customers’ demand for content and games across global mobility markets, the general availability of content to license from our studio partners, pricing from our competitors and our ability to manage the underlying economics of content licensing by studio. Current demand for these content and games across global mobility markets is low and experienced a significant decrease during the six months ended June 30, 2020, primarily due to COVID-19, and our ability to get back to pre-COVID-19 volume levels will depend on the recovery of the airline industry, return of passenger demand and bookings, and a change in strategy to pre-packaged media.

Connectivity Segment. For the six months ended June 30, 2020, connectivity segment revenue was down 19% year-over-year driven primarily by lower equipment revenue due to fewer aircraft installations driven by COVID-19 pandemic and regulatory grounding of Boeing’s 737 MAX aircraft type (“MAX aircraft”) during 2019 and early 2020 and slower rebound of productions after MAX aircraft was re-certified during 2020 and the intentional declines in the land connectivity revenue as the Company exits activities with unfavorable cash flow profiles. In our Connectivity segment, the use of our connectivity equipment on our customers’ aircraft is subject to regulatory approvals, such as a Supplemental Type Certificate, or “STC,” that are imposed by agencies such as the Federal Aviation Administration (“FAA”), the European Aviation Safety Agency (“EASA”) and the Civil Aviation Administration of China (“CAAC”). The costs to obtain and/or validate an STC can be significant and vary by plane type and customer location. We have STCs to operate our equipment on several plane types, including The Boeing Company’s (“Boeing”) 737, 757, 767 and 777 aircraft families, and for the Airbus SE (“Airbus”) A320 aircraft family. While we believe we will be successful in obtaining STC approvals in the future as needed, there is a risk that the applicable regulatory agencies do not approve or validate an STC on a timely basis, if at all, which could negatively impact our growth, relationships and ability to sell our connectivity services. To partially address the risk and costs of obtaining STCs in the future, we signed an agreement with Boeing to offer our connectivity equipment on a “line-fit basis” for Boeing’s 737 and 787 models, and our connectivity equipment as an option on Boeing 737 airplanes.

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

The growth of our Connectivity segment is dependent upon a number of factors, including the rates at which we increase the number of installed connectivity systems for new and existing customers, customer demand for connectivity services and the prices at (and pricing models under) which we can offer them, government regulations and approvals, customer adoption, take rates (or overall usage of our connectivity services by end-users), the general availability and pricing of satellite bandwidth globally, pricing pressures from our competitors, general travel industry trends, new and competing connectivity technologies, our ability to manage the underlying economics of connectivity services on a global basis and the security of those systems. The regulatory grounding of Boeing’s 737 MAX aircraft type during 2019 and 2020, which was necessitated by flight incidents beyond our control and unrelated to passenger connectivity systems, imposes certain risks for us. Prior to the grounding, MAX aircraft represented approximately 1% of our total Connectivity service revenue.

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

Nasdaq Common Stock Delisting. On August 10, 2020, Nasdaq announced that it will delist the common stock of the Company and that the Company’s common stock was suspended on August 4, 2020 and has not traded on Nasdaq since that time. The trading of the Company’s common stock has transitioned to the OTC Bulletin Board or “pink sheets” market. The transition to over-the-counter markets is not expected to affect the Company’s operations or business. On August 11, 2020, Nasdaq filed a Form 25-NSE with the SEC to complete the delisting of the Company’s common stock from Nasdaq, which delisting will be effective ten calendar days later, at which time, the Company will cease to file current and periodic reports with the SEC.

Nasdaq reached its decision that the Company is no longer suitable for listing pursuant to Listing Rules 5101, 5110(b), and 5101-1, after the Company’s disclosure on July 22, 2020 that the Company, together with certain of its subsidiaries, had filed for protection under chapter 11 of title 11 of the United States Code in the United States Bankruptcy Court for the District of

Delaware. Taking into account the Company’s desire to reduce operating expenses and maximize the value of its estates, the Company does not intend to appeal Nasdaq’s determination.

The trading of the Company’s common stock has transitioned to the OTC Bulletin Board or “pink sheets” market. The transition to over-the-counter markets is not expected to affect the Company’s operations or business.

Material Weaknesses. Our Annual Report disclosed numerous material weaknesses in our internal controls as a result of our failure to have an effective system of operations, including a robust ERP system. See Item 9A. Controls and Procedures of our Annual Report. We expect to continue to expend significant time and resources remediating material weaknesses in our internal control over financial reporting. These weaknesses relate our entity level control environment, financial statement close and reporting process, intercompany process, business combination, inventory, internally developed software, long lived assets, goodwill impairment, accounts payable and accrued liabilities, revenue processes, license fee accruals, income taxes, payroll and information technology processes.

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

Critical Accounting Estimates

The preparation of our condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the notes to the financial statements. Some of those judgments can be subjective and complex, and therefore, actual results could differ materially from those estimates under different assumptions or conditions. A summary of our critical accounting policies is presented in Part II, Item 7, of our 2019 Form 10-K. There were no other material changes to our critical accounting policies during the six months ended June 30, 2020.

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
Unaudited Condensed Consolidated Statement of Operations Data (in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenue	$83,041	$157,467	$227,206	$324,086
Operating expenses:
Cost of sales	71,879	124,217	192,686	258,411
Sales and marketing	4,303	7,365	9,643	15,614
Product development	3,749	6,125	9,712	13,104
General and administrative	24,962	27,161	55,538	55,141
Provision for legal settlements	—	25	—	533
Amortization of intangible assets	6,241	7,800	12,383	15,599
Goodwill and long-lived asset impairment	3,374	—	25,504	—
Total operating expenses (including cost of sales)	42,629	48,476	112,780	99,991
Loss from operations	(31,467)	(15,226)	(78,260)	(34,316)
Other expense, net	(26,412)	(19,917)	(59,418)	(38,306)
Loss before income taxes	(57,879)	(35,143)	(137,678)	(72,622)
Income tax expense	154	3,317	1,280	3,447
Net loss	$(58,033)	$(38,460)	$(138,958)	$(76,069)

The following table provides, for the periods presented, the depreciation expense included in the above line items (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Cost of sales	$8,616	$8,662	$18,244	$17,596
Sales and marketing	419	912	941	1,914
Product development	377	772	948	1,607
General and administrative	2,966	3,378	5,750	6,760
Total	$12,378	$13,724	$25,883	$27,877

The following table provides, for the periods presented, the stock-based compensation expense included in the above line items (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Cost of sales	$55	$89	$121	$116
Sales and marketing	46	34	103	87
Product development	70	112	147	180
General and administrative	881	2,092	1,809	3,233
Total	$1,052	$2,327	$2,180	$3,616

The following table provides, for the periods presented, our results of operations, as a percentage of revenue, for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenue	100%	100%	100%	100%
Operating expenses:
Cost of sales	87%	79%	85%	80%
Sales and marketing	5%	5%	4%	5%
Product development	5%	4%	4%	4%
General and administrative	30%	17%	24%	17%
Amortization of intangible assets	8%	5%	5%	5%
Goodwill and long-lived asset impairment	4%	—%	11%	—%
Total operating expenses	51%	31%	50%	31%
Loss from operations	(38)%	(10)%	(34)%	(11)%
Other expense, net	(32)%	(13)%	(26)%	(12)%
Loss before income taxes	(70)%	(22)%	(61)%	(22)%
Income tax expense	—%	2%	1%	1%
Net loss	(70)%	(24)%	(61)%	(23)%

Three Months Ended June 30, 2020 and 2019

Operating Segments

Segment revenue, expenses and gross margin for the three and six months ended June 30, 2020 and 2019 derived from our Media & Content and Connectivity operating segments were as follows (in thousands):

	Three Months Ended June 30,
	2020	2019
Revenue:
Media & Content
Licensing and services	$20,757	$74,013
Connectivity
Services	56,700	71,116
Equipment	5,584	12,338
Total	62,284	83,454
Total revenue	$83,041	$157,467
Cost of Sales:
Media & Content
Licensing and services	$21,929	$57,604
Connectivity
Services	45,843	58,704
Equipment	4,107	7,909
Total	49,950	66,613
Total cost of sales	$71,879	$124,217
Gross margin:
Media & Content	$(1,172)	$16,409
Connectivity	12,334	16,841
Total gross margin	11,162	33,250
Other operating expenses	42,629	48,476
Loss from operations	$(31,467)	$(15,226)

Revenue

Media & Content
Media & Content operating segment revenue for the three months ended June 30, 2020 and 2019 was as follows (in thousands, except for percentages):

	Three Months Ended June 30,
	2020	2019	Change
Licensing and Services	$20,757	$74,013	(72)%

Media & Content Licensing and Services Revenue
Media & Content licensing and services revenue decreased by $53.3 million, or 72%, to $20.8 million for the three months ended June 30, 2020, compared to $74.0 million for the three months ended June 30, 2019. The decrease was driven by the onset of the COVID-19 pandemic on the majority of our customers; in addition to declines in our third-party distribution services and digital media services, including games and applications (“Apps”); and finally a change in strategy to pre-packaged media.

Specifically, our media & content results were impacted by the following:

•Timing and cycles: revenue decreased by $36.0 million primarily driven by airline customers not taking new content or holding content cycles over amidst general airline industry cost cutting efforts to offset the impact associated with COVID-19.

•Repricing and volume changes: Revenues decreased by $7.2 million due to: (i) $4,8 million decrease of revenue driven by the impact of the COVID-19 pandemic which resulted fewer available content distributions and material decline of in-flight entertainment demands; and (ii) a $0.6 million decrease of advertising sales due to the temporary airport lounges closures; (iii) $1.3 million lower advertising and gaming sales which primarily driven by decline of in-flight entertainment demands during COVID-19 pandemic.

•Aviation client base changes: revenue decreased by $2.8 million in third-party distribution services to non-Global Eagle customers reflecting our ongoing reduction of third-party distribution revenue.

•One-time impacts: revenue decreased by $6.3 million primarily driven by $5.4 million games and apps related relief provided to our airline customers and $0.7 million sea-movie relief to our cruise customers and was partially offset by $0.7 million relief received by the Company and was reported as other revenue during the period.

Connectivity
Connectivity operating segment revenue for the three months ended June 30, 2020 and 2019 was as follows (in thousands, except for percentages):

	Three Months Ended June 30,
	2020	2019	Change
Services	$56,700	$71,116	(20)%
Equipment	5,584	12,338	(55)%
Total	$62,284	$83,454	(25)%

For purposes of our discussions within this MD&A section, we use the Maritime, Enterprise and Government (“MEG”) grouping name, which is a broader business unit encompassing the same entities rolling into the Maritime & Land reporting unit as discussed in Note 6. Goodwill.

Connectivity Services Revenue
Services revenue from our Connectivity operating segment decreased by $14.4 million, or 20%, to $56.7 million for the three months ended June 30, 2020, compared to $71.1 million for the three months ended June 30, 2019, primarily due to the following:

•MEG contract repricing and volume declines: $6.9 million due to repricing and volume declines for certain MEG mobile network operator enterprise customers related to our strategic exit from that business line, and the loss of a government land customer in South America.
•COVID-19 related declines: $7.2 million due to sailing cancellations as a result of the COVID-19 pandemic and relief provided to the cruise line industry customers.

Connectivity Equipment Revenue

•Aviation customer volume: Equipment revenue from our Connectivity operating segment decreased by $6.8 million, or 55%, to $5.6 million for the three months ended June 30, 2020, compared to $12.3 million for the three months ended June 30, 2019. The decrease was primarily due to a $5.3 million decline in equipment shipments for a major North America customer due to COVID-19 and regulatory grounding of Boeing’s 737 MAX aircraft type related aircraft production and installation timetables. In addition, the completion of a major retrofit equipment program contributed $2.7 million of the overall decline in 2020.

Cost of Sales

Media & Content
Media & Content operating segment cost of sales for the three months ended June 30, 2020 and 2019 was as follows (in thousands, except for percentages):

	Three Months Ended June 30,
	2020	2019	Change
Licensing and services	$21,929	$57,604	(62)%

Media & Content cost of sales decreased by $35.7 million, or 62%, to $21.9 million for the three months ended June 30, 2020, compared to $57.6 million for the three months ended June 30, 2019. The decrease was primarily driven by decline of revenue which primarily reflecting COVID-19 related impact. Cost of sales as a percentage of Media & Content revenues increased to 106% for the three months ended June 30, 2020, compared to 78% for the three months ended June 30, 2019. Cost of sales was also impacted by vastly reduced availability of new content titles in distribution, declined licensing and royalty fees associated with held over content or cancellation of cycles during the three months ended June 30, 2020 versus the year prior.

Connectivity
Cost of sales for our Connectivity operating segment for the three months ended June 30, 2020 and 2019 was as follows (in thousands, except for percentages):

	Three Months Ended June 30,
	2020	2019	Change
Services	$45,843	$58,704	(22)%
Equipment	4,107	7,909	(48)%
Total	$49,950	$66,613	(25)%

Connectivity services cost of sales decreased by $12.9 million, or 22%, to $45.8 million for the three months ended June 30, 2020, compared to $58.7 million for the three months ended June 30, 2019, primarily due to the following:

•Maritime bandwidth cost decrease: (i) maritime and land satellite capacity savings from contract renegotiations and cancellations for the three months ended June 30, 2020 amounting to $6.7 million; (ii) $1.2 million decrease due to satellite capacity reduction from maritime and land customer losses for the three months ended June 30, 2020; (iii) $1.5 million labor cost savings; and (iv) cost reduction of $1.7 million from decreased volume due to COVID-19 pandemic and COVID-19 relief received.

As a percentage of Connectivity services revenue, Connectivity service cost of sales decreased to 81% during the three months ended June 30, 2020, compared to 83% for the three months ended June 30, 2019. The maritime and land business gross margin improvement was driven by favorable bandwidth contract re-negotiations and cancellations, and realizing savings from labor cost reductions implemented in 2019.

The maritime and land business decrease was driven by bandwidth favorable re-negotiated rates and ongoing direct labor restructuring activities.

Equipment cost decrease: Connectivity equipment cost of sales decreased by $3.8 million, or 48%, to $4.1 million for the three months ended June 30, 2020 compared to $7.9 million for the three months ended June 30, 2019. Connectivity equipment cost of sales increased as a percentage of Connectivity Equipment revenue to 74% during the three months ended June 30, 2020, compared to 64% for the three months ended June 30, 2019. Compared to the equivalent prior year period, this was primarily due to (i) a $3.4 million cost of sales decrease on lower equipment volume sold, and (ii) coupled with equipment mix sold during the quarter.

Other Operating Expenses

Other operating expenses for the three months ended June 30, 2020 and 2019 were as follows (in thousands, except for percentages):

	Three Months Ended June 30,
	2020	2019	Change
Sales and marketing	$4,303	$7,365	(42)%
Product development	3,749	6,125	(39)%
General and administrative	24,962	27,161	(8)%
Provision for legal settlements	—	25	(100)%
Amortization of intangible assets	6,241	7,800	(20)%
Goodwill and long-lived asset impairment	3,374	—	100%
Total	$42,629	$48,476	(12)%

Sales and Marketing
Sales and marketing expenses decreased by $3.1 million, or 42%, to $4.3 million for the three months ended June 30, 2020, compared to $7.4 million for the three months ended June 30, 2019. The reduction can be attributed to the following: (i) $1.3 million decrease in employee cost due to headcount reductions; (ii) $0.6 million decrease in adverting and marketing; (iii) $0.3 million decrease in travel and entertainment expenses; and (iv) $0.1 million decrease in professional and contractor services.

Product Development
Product development expenses decreased by $2.4 million, or 39%, to $3.7 million for the three months ended June 30, 2020, compared to $6.1 million for the three months ended June 30, 2019. The reduction can be attributed to the following: (i) $1.1 million decrease in employee cost due to headcount reductions, (ii) $0.7 million decrease in professional and outside services; and (iii) $0.1 million decrease in travel and entertainment expenses.

General and Administrative
General and administrative costs decreased by $2.2 million, or 8%, to $25.0 million during the three months ended June 30, 2020, compared to $27.2 million for the three months ended June 30, 2019. The decrease can be attributed to the following: (i) $2.3 million decrease in employee cost due to headcount reductions; (ii) $0.6 million decrease in general administrative expenses relating to the Company’s restructuring initiatives; (iii) $0.4 million decrease in provision for credit losses; and (iv) $0.2 million decrease in travel and entertainment costs; (v) and partially offset by $1.3 million increase in professional services which was due to pre-bankruptcy advisory.

Provision for (Gain from) Legal Settlements
No settlement occurred during the three months ended June 30, 2020. See Note 12. Commitments and Contingencies to our unaudited condensed consolidated financial statements (Part I, Item 1 of this Form 10-Q) for a summary of our ongoing litigation and other legal claims.

Amortization of Intangible Assets
Amortization expense decreased $1.6 million, or 20%, to $6.2 million during the three months ended June 30, 2020, compared to $7.8 million for the three months ended June 30, 2019. The decrease was due to a portion of our acquired intangible assets from prior acquisitions becoming fully amortized during the year.

Long-lived asset impairment
During the three months ended June 30, 2020. The Company recognized a $3.4 million impairment loss relating primarily to re-valuation of our office facilitates during our initiatives of relocation of worldwide operating facilities to reduce ongoing costs. No long-live asset impairment was recognized during the three months ended June 30, 2019.

Other (Expense) Income, net
Other expense for the three months ended June 30, 2020 and 2019 was as follows (in thousands, except for percentages):

	Three Months Ended June 30,
	2020	2019	Change
Interest expense, net	$(22,884)	$(22,329)	2%
Income (loss) from equity method investments including impairment losses	(2,015)	2,517	(180)%
Change in fair value of derivatives	(18)	—	100%
Other income (expense), net	(1,495)	(105)	1,324%
Total	$(26,412)	$(19,917)	33%

Other expense, net increased $6.5 million, or 33%, to $26.4 million for the three months ended June 30, 2020, compared to other expense of $19.9 million for the three months ended June 30, 2019. This was driven primarily by (i) $4.5 million increase in loss recognized from equity method investments when compared with same quarter of prior year which was primarily driven by the reduction of services provided to the cruise industry due to the COVID-19 pandemic; (ii) $1.5 million increase in other expense which primarily driven by a $1.4 million decrease in fair value of certain short-term investments; (iii) an increase in net interest expense of $0.6 million due to increased borrowings when compared with prior year
.

Income Tax Expense
The Company recorded income tax provision of $0.2 million and $3.3 million for the three months ended June 30, 2020 and 2019, respectively. The tax provision for the three months ended June 30, 2020 is primarily attributable to foreign income taxes resulting from our foreign subsidiaries' contribution to pretax income, non-tax deductible goodwill impairment, withholding taxes, changes in valuation allowance, and deferred tax expense on amortization of indefinite-lived intangible assets. The tax provision for the three months ended June 30, 2019 was primarily attributable to the foreign withholding taxes, foreign income taxes resulting from the foreign subsidiaries' contribution to pretax income, basis difference in convertible debt and effects of permanent differences.

Six Months Ended June 30, 2020 and 2019

Operating Segments

Segment revenue, expenses and gross margin for the six months ended June 30, 2020 and 2019 derived from our Media & Content and Connectivity operating segments were as follows (in thousands):

	Six Months Ended June 30,
	2020	2019
Revenue:
Media & Content
Licensing and services	$89,142	$154,023
Connectivity
Services	123,960	141,584
Equipment	14,104	28,479
Total	138,064	170,063
Total revenue	$227,206	$324,086
Cost of Sales:
Media & Content
Licensing and services	$77,485	$115,273
Connectivity
Services	103,571	124,304
Equipment	11,630	18,834
Total	115,201	143,138
Total cost of sales	$192,686	$258,411
Gross margin:
Media & Content	$11,657	$38,750
Connectivity	22,863	26,925
Total gross margin	34,520	65,675
Other operating expenses	112,780	99,991
Loss from operations	$(78,260)	$(34,316)

Revenue

Media & Content
Media & Content operating segment revenue for the six months ended June 30, 2020 and 2019 was as follows (in thousands, except for percentages):

	Six Months Ended June 30,
	2020	2019	Change
Licensing and Services	$89,142	$154,023	(42)%
Media & Content Licensing and Services Revenue
Media & Content licensing and services revenue decreased by $64.9 million, or 42%, to $89.1 million for the six months ended June 30, 2020, compared to $154.0 million for the six months ended June 30, 2019. The decrease was driven by the COVID-19 pandemic on the majority of our customers, in addition to declines in our third-party distribution services and digital media services, including games and applications (“Apps”).

Specifically, our media & content results were impacted by the following:

•Timing and cycles: revenue decreased by $37.1 million primarily driven by delays from airline customers’ held over or not taking a new cycle amidst airline industry cost cutting efforts associated with COVID-19.

•Repricing and volume changes: Revenues decreased by $8.9 million due to: (i) $6.9 million decrease of revenue driven by the impact of the COVID-19 pandemic which resulted in fewer available content distributions and material decline of in-flight entertainment demands; and (ii) an advertising revenue decrease of $1.8 million due to temporary shut downs of airport lounges during COVID-19 pandemic.

•Aviation client base changes: Revenues decreased by $10.7 million primarily due to (i) $5.0 million lower advertising and gaming sales which primarily driven by material decline of in-flight entertainment demands during COVID-19 pandemic, (ii) a $5.8 million decrease in third-party distribution services to non-Global Eagle customers reflecting our ongoing reduction of third-party distribution revenue.

•One-time impacts: revenue decreased by $7.3 million primarily driven by $5.4 million games and apps related concession and relief provided to our airline customers and $0.8 million sea-movie relief to our cruise customers.

Connectivity
Connectivity operating segment revenue for the six months ended June 30, 2020 and 2019 was as follows (in thousands, except for percentages):

	Six Months Ended June 30,
	2020	2019	Change
Services	$123,960	$141,584	(12)%
Equipment	14,104	28,479	(50)%
Total	$138,064	$170,063	(19)%
For purposes of our discussions within this MD&A section, we use the Maritime, Enterprise and Government (“MEG”) grouping name, which is a broader business unit encompassing the same entities rolling into the Maritime & Land reporting unit as discussed in Note 6. Goodwill.

Connectivity Services Revenue
Services revenue from our Connectivity operating segment decreased by $17.6 million, or 12%, to $124.0 million for the six months ended June 30, 2020, compared to $141.6 million for the six months ended June 30, 2019, primarily due to the following:

•MEG contract repricing and volume declines: (i) $4.5 million due to volume declines for certain MEG mobile network operator enterprise customers related to our strategic exit from that business line, and the loss of a government land customer in South America; and (ii) $7.7 million in cruise and yacht business sector and (iii) $1.0 million reduction related to repair services which were impacted by COVID-19 pandemic.
•Aviation customer declines: (i) $1.5 million reduction of revenue from an airline customer due to its financial stress associated with COVID-19; and (ii) $1.0 million decreased revenue from a decline repair station volume of aircraft serviced. services impacted by COVID-19.

Connectivity Equipment Revenue

•Aviation customer volume: Equipment revenue from our Connectivity operating segment decreased by $14.4 million, or 50%, to $14.1 million for the six months ended June 30, 2020, compared to $28.5 million for the six months ended June 30, 2019. The decrease was primarily due to (i) a $9.5 million decline in equipment installation ramping down for a major North American customer and a European customer due to COVID-19 and the regulatory grounding of Boeing’s 737 MAX aircraft production and installation timetables; (ii) the completion of a major retrofit equipment program contributed $2.7 million of the decrease; and (iii) reduced demand of $1.7 million in aircraft and $1.0 million in cruise equipment which were also due to COVID-19.

Cost of Sales

Media & Content
Media & Content operating segment cost of sales for the six months ended June 30, 2020 and 2019 was as follows (in thousands, except for percentages):

	Six Months Ended June 30,
	2020	2019	Change
Licensing and services	$77,485	$115,273	(33)%
Media & Content cost of sales decreased by $37.8 million, or 33%, to $77.5 million for the six months ended June 30, 2020, compared to $115.3 million for the six months ended June 30, 2019. The decrease was primarily driven by decline of revenue which primarily reflecting COVID-19 related impact. Cost of sales as a percentage of Media & Content revenues increased to 87% for the six months ended June 30, 2020, compared to 75% for the six months ended June 30, 2019. Cost of sales was also impacted by vastly reduced availability of new content titles in distribution, declined licensing and royalty fees associated with held over content or cancellation of cycles during the six months ended June 30, 2020 versus the year prior.

Connectivity
Cost of sales for our Connectivity operating segment for the six months ended June 30, 2020 and 2019 was as follows (in thousands, except for percentages):

	Six Months Ended June 30,
	2020	2019	Change
Services	$103,571	$124,304	(17)%
Equipment	11,630	18,834	(38)%
Total	$115,201	$143,138	(20)%
Connectivity services cost of sales decreased by $27.9 million, or 20%, to $115.2 million for the six months ended June 30, 2020, compared to for the six months ended June 30, 2019, primarily due to the following:

Maritime bandwidth cost decrease: (i) maritime and land satellite capacity savings from contract renegotiations and cancellations for the six months ended June 30, 2020 amounting to $12.8 million; (ii) $2.6 million decrease due to satellite capacity reduction from aviation customer demand due to COVID-19; and (iii) $1.5 million labor cost savings for the six months ended June 30, 2020.

As a percentage of Connectivity services revenue, Connectivity service cost of sales decreased to 84% during the six months ended June 30, 2020, compared to 88% for the six months ended June 30, 2019. The maritime and land business gross margin improvement was driven by favorable bandwidth contract re-negotiations and cancellations, and realizing savings from labor cost reductions implemented in 2019.

The maritime and land business decrease was driven by bandwidth favorable re-negotiated rates and ongoing direct labor restructuring activities.

Equipment cost decrease: Connectivity equipment cost of sales decreased by $7.2 million, or 38%, to $11.6 million for the six months ended June 30, 2020 compared to $18.8 million for the six months ended March 31, 2019. Connectivity equipment cost of sales increased as a percentage of Connectivity Equipment revenue to 82% during the six months ended June 30, 2020, compared to 66% for the six months ended March 31, 2019. Compared to the equivalent prior year period, this was primarily due to a $6.1 million cost of sales decrease from lower equipment volume due to COVID-19 and regulatory grounding of Boeing’s 737 MAX aircraft and a $1.1 million cost of sales decrease due to the repricing strategy which was discussed in the revenue section..

Other Operating Expenses

Other operating expenses for the six months ended June 30, 2020 and 2019 were as follows (in thousands, except for percentages):

	Six Months Ended June 30,
	2020	2019	Change
Sales and marketing	$9,643	$15,614	(38)%
Product development	9,712	13,104	(26)%
General and administrative	55,538	55,141	1%
Provision for legal settlements	—	533	(100)%
Amortization of intangible assets	12,383	15,599	(21)%
Goodwill and long-lived asset impairment	25,504	—	100%
Total	$112,780	$99,991	13%

Sales and Marketing
Sales and marketing expenses decreased by $6.0 million, or 38%, to $9.6 million for the six months ended June 30, 2020, compared to $15.6 million for the six months ended June 30, 2019. The reduction can be attributed to the following: (i) $3.1 million decrease in employee cost due to headcount reductions; (ii) 0.5 million in advertising and marketing; (iii) $0.3 million in professional services; (iv) $0.5 million decrease in travel and entertainment expenses; (v) $0.3 million decrease in professional and contractor services; and (vi) $0.3 million of reduced information technology related infrastructure costs.

Product Development
Product development expenses decreased by $3.4 million, or 26%, to $9.7 million for the six months ended June 30, 2020, compared to $13.1 million for the six months ended June 30, 2019. The reduction can be attributed to the following: (i) $1.5 million decrease in employee cost due to headcount reductions, (ii) $0.8 million decrease in professional and outside services; and (iii) $0.3 million decrease in travel and entertainment expenses.

General and Administrative
General and administrative costs increased by $0.4 million, or 1%, to $55.5 million during the six months ended June 30, 2020, compared to $55.1 million for the six months ended June 30, 2019. The increase can be attributed to the following: (i) $1.6 million for the provision of credit losses, reflecting COVID-19 related uncertainty and collection risks; and (ii) $4.6 million increase in professional services; partially offset by (i) $5.0 million decrease in employee cost due to headcount reductions; and (ii) $0.6 million decrease in travel and entertainment costs which primarily associated with COVID-19.

Provision for (Gain from) Legal Settlements
No settlements occurred during the six months ended June 30, 2020. During the six months ended June 30, 2019 provision for legal settlements was $0.5 million. See Note 12. Commitments and Contingencies to our unaudited condensed consolidated financial statements (Part I, Item 1 of this Form 10-Q) for a summary of our ongoing litigation and other legal claims.

Amortization of Intangible Assets
Amortization expense decreased $3.2 million, or 21%, to $12.4 million during the six months ended June 30, 2020, compared to $15.6 million for the six months ended June 30, 2019. The decrease was due to a portion of our acquired intangible assets from prior acquisitions becoming fully amortized during the year.

Goodwill and Long-Lived Asset Impairment
For the six months ended June 30, 2020, the Company identified a triggering event due to a significant decline in the market capitalization of the Company and results of operations as result of the uncertainty related to the COVID-19 pandemic. Accordingly, the Company assessed the fair value of its six reporting units as of June 30, 2020 and recorded a goodwill impairment charge of $22.1 million related to its Maritime & Land Connectivity reporting unit. This impairment was primarily due to lower than expected financial results of the reporting unit during the six months ended June 30, 2020 due primarily to impacts of COVID-19 outbreak on our cruise and yacht channels, coupled with the loss of a South American government customer and  continuation of exiting the mobile network operation channel. Given these indicators, the Company then determined that there was a higher degree of uncertainty in achieving its financial projections for this unit and as such, increased its discount rate, which reduced the fair value of the unit.

The Company recognized a $3.4 million impairment loss relating primarily to re-valuation of certain of our office facilitates during our initiatives of relocation of worldwide operating facilities to reduce ongoing costs.

Other (Expense) Income, net
Other expense for the six months ended June 30, 2020 and 2019 was as follows (in thousands, except for percentages):

	Six Months Ended June 30,
	2020	2019	Change
Interest expense, net	$(45,471)	$(43,606)	4%
(Loss) income from equity method investments including impairment losses	(12,873)	4,646	(377)%
Change in fair value of derivatives	189	938	(80)%
Other income (expense), net	(1,263)	(284)	345%
Total	$(59,418)	$(38,306)	55%
Other expense, net increased $21.1 million, or 55%, to $59.4 million for the six months ended June 30, 2020, compared to other expense of $38.3 million for the six months ended June 30, 2019. This was driven primarily by loss from equity method investments including impairment losses of $13.1 million impairment loss recorded at June 30, 2020 and a $4.5 million decrease from results of operations recognized using equity method accounting of our investments. In addition, it is due to an increase in net interest expense of $1.9 million, or 4%, primarily attributable to: (i) Second Lien Notes, including the effect of PIK compounding as additional principal, (ii) Term Loan, for which we obtained additional borrowing capacity in July 2019; (iii) additional borrowings on our Revolving Credit Facility. Finally, a $1.4 million decrease in fair value of certain short-term investments which was partially offset by a $0.7 million decrease in the fair value of derivatives.

Income Tax Expense
The Company recorded income tax provision of $1.3 million and $3.4 million for the six months ended June 30, 2020 and 2019, respectively. The tax provision for the six months ended June 30, 2020 is primarily attributable to foreign income taxes resulting from our foreign subsidiaries' contribution to pretax income, non-tax deductible goodwill impairment, withholding taxes, changes in valuation allowance, and deferred tax expense on amortization of indefinite-lived intangible assets. The tax provision for the six months ended June 30, 2019 was primarily attributable to the foreign withholding taxes, foreign income taxes resulting from the foreign subsidiaries' contribution to pretax income, basis difference in convertible debt and effects of permanent differences.

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

EBITDA, Adjusted EBITDA and free cash flow are six of the primary measures used by our management and Board of Directors to understand and evaluate our financial performance and operating trends, including period to period comparisons, to prepare and approve our annual budget and to develop short- and long-term operational plans. Additionally, Adjusted EBITDA is one of the primary measures used by the Compensation Committee of our Board of Directors to establish the funding targets for (and if applicable subsequent funding of) our Annual Incentive Plan bonuses for our employees. We believe our presentation of EBITDA, Adjusted EBITDA and free cash flow is useful to investors both because it allows for greater transparency with respect to key metrics used by our management in their financial and operational decision-making and because our management frequently uses it in discussions with investors, commercial bankers, securities analysts and other users of our financial statements.

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

The following table presents a reconciliation of Adjusted EBITDA for each of the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net loss	$(58,033)	$(38,460)	$(138,958)	$(76,069)
Interest expense, net	22,884	22,329	45,471	43,606
Income tax expense	154	3,317	1,280	3,447
Depreciation and amortization	18,619	21,524	38,266	43,476
EBITDA	(16,376)	8,710	(53,941)	14,460
Depreciation and amortization from equity method investments	2,149	2,161	4,289	4,294
Change in fair value of financial instruments	18	—	(189)	(938)
Other expense, net	1,495	105	2,142	284
Stock-based compensation expense	1,052	2,327	2,180	3,616
Goodwill impairment	—	—	22,130	—
Equity method investment impairments	—	—	13,131	—
Strategic-transaction, integration and realignment expenses	7,666	5,202	12,630	9,902
Internal-control and delayed audit expenses	168	2,355	3,492	5,808
Impairment and loss on disposal of fixed assets	3,915	193	4,368	357
Non-ordinary-course legal expenses	187	586	493	1,182
Losses on significant customer bankruptcies	64	775	2,684	1,939
Expenses incurred in connection with grounded aircraft	606	332	1,537	332
Adjusted EBITDA	$944	$22,746	$14,946	$41,236

The following table presents a reconciliation of Cash Flow from Operations to Free Cash Flow for each of the periods presented (in thousands):

	Six Months Ended June 30,
	2020	2019
Cash (used in) provided by operations	$(24,704)	$1,972
Purchases of property and equipment	2,142	13,442
Free Cash Flow	$(22,562)	$15,414

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Selected financial data for the periods presented below were as follows (in thousands):

	June 30, 2020	December 31, 2019
Cash and cash equivalents	$31,255	$23,964
Total assets	$567,981	$668,580
Current portion of long-term debt	$810,887	$15,678
Long-term debt	$16,138	$757,384
Total stockholders’ deficit	$(512,858)	$(375,154)

The following reflects the financial condition of our business and operations as of June 30, 2020 as well as material developments relating thereto through the date of filing of this Form 10-Q.

As of June 30, 2020, we had $503.3 million aggregate principal amount in senior secured term loans (the “Term Loans”) outstanding under our Senior Secured Credit Agreement (the “2017 Credit Agreement”); $80.6 million drawn under the 2017 Revolving Loans (excluding approximately $3.9 million in letters of credit outstanding thereunder); $188.7 million aggregate principal amount of outstanding Second Lien Notes, which amount includes $38.7 million of payment-in-kind (“PIK”) interest converted to principal since issuance; $82.5 million aggregate principal amount of 2.75% convertible senior notes due 2035; and other debt outstanding of $27.3 million. Please see Note 10. Financing Arrangements to our unaudited condensed consolidated financial statements (Part I, Item 1 of this Form 10-Q) for a tabular presentation of our indebtedness.

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

Our principal sources of liquidity have historically been our debt and equity issuances, and our cash and cash equivalents. Our long-term ability to continue as a going concern is dependent on our ability to comply with the covenants in our indebtedness, increase revenue, reduce costs and deliver satisfactory levels of profitable operations. A substantial amount of our cash requirements are for debt service obligations. The Company has generated substantial historic operating losses. The Company has incurred net losses and had negative cash flows from operations for the six months ended June 30, 2020 primarily as a result of the negative operating impact of COVID-19, managing working capital and cash interest and principal payments arising from the Company's substantial debt balance. Net cash used in operations was $24.7 for the six months ended June 30, 2020 which included cash paid for interest of $28.7 million. Working capital deficiency increased by $807.9 million, to $871.2 million as of June 30, 2020, primarily due to the classification of all applicable long term debt as current at June 30, 2020.

The Company's current forecast indicates it will continue to incur net losses and generate negative cash flows from operating activities as a result of the Company's indebtedness and significant related interest expense and uncertainty related to the impact of COVID-19 on the results of operations.

The Company’s management has plans in-place, and is working with outside advisors, to address the substantial doubt about the Company’s ability to continue as a going concern. Mitigating actions implemented in the six months ended June 30, 2020 include temporary salary reductions for all employees, including executive offices and the Company’s Board of Directors, negotiations with both customers and vendors to revise existing contracts to current activity levels and executing substantial reductions in capital expenditures and overall costs. Mitigating actions that continue to be implemented include:

•Restructure debt covenants with lenders, including deferral of amortization and interest payments;
•Continue reduction of overall workforce to match revenue streams;

•Deferral of annual merit increases;
•Relocation of worldwide operating facilities to reduce ongoing costs;
•Renegotiation of satellite lease terms, bandwidth terminations and payment deferrals;
•Negotiation of studio rate reductions and airline relief packages;
•Pursue complete restructuring of our capital-and-cost structure;
•Accelerate WMS dividend payments; and
•Continue to pursue the disposition of the Company’s 49% interest in WMS.

In addition, the Company’s management is continuing to pursue actions to maximize cash available to meet our obligations as they become due in the ordinary course of business, including (i) executing additional substantial reductions in expenses, capital expenditures and overall costs; and (ii) applying for all eligible global government and other initiatives available to businesses or employees impacted by the COVID-19 pandemic, primarily through payroll and wage subsidies and deferrals. There is no assurance that our applications will be approved or that any sources of financings under the CARES Act will be available to us on favorable terms or at all; and (iv) accessing alternative sources of capital, in order to generate additional liquidity. These actions are intended to mitigate those conditions which raise substantial doubt of the Company’s ability to continue as a going concern. While we continue to work toward completing these items and taking other actions to create additional liquidity and comply with the payment and other covenants set forth in its debt agreements, there is no assurance that we will be able to do so. Our ability to meet our obligations as they become due in the ordinary course of business for the next 12 months will depend on our ability to achieve improved results, our ability to generate and conserve cash, our ability to obtain necessary waivers from lenders and other equity stakeholders to achieve sufficient cash interest savings therefrom and our ability to complete other liquidity-generating transactions. Based on the uncertainty of achieving these actions the Company’s management has determined that the substantial doubt about the Company’s ability to continue as a going concern within one year from the issuance date of this Quarterly Report on Form 10-Q has not been alleviated. The unaudited condensed consolidated financial statements do not include any adjustments that may result from the possible inability of the Company to continue as a going concern for at least the next 12 months from the issuance of these financial statements.

We have engaged and continue to be engaged with financial and legal advisors to assist us in, among other things, analyzing various strategic alternatives to address our liquidity and capital structure, including strategic and refinancing alternatives to restructure our indebtedness in private transactions. Based on the advice of our advisors, on July 22, 2020 we commenced voluntary Chapter 11 proceedings under Chapter 11 of the Bankruptcy Code. We are currently operating our business as debtors-in-possession in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. After we filed our Chapter 11 petitions, the Bankruptcy Court granted certain interim relief requested by the Debtors enabling us to conduct our business activities in the ordinary course, including, among other things and subject to the terms and conditions of such orders, authorizing us to pay employee wages and benefits and to pay taxes and certain governmental fees and charges. The Bankruptcy Court has also approved our entry into an $80 million term loan debtor-in-possession credit facility that will be used to fund Chapter 11 expenses and general operating costs. Pursuant to an interim order of the Bankruptcy Court, we have access to $30 million of the debtor-in-possession credit facility, and are seeking authority to access the remainder pursuant to a final hearing with the Bankruptcy Court.

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

On April 7, 2020, we entered into the Eighth Amendment to 2017 Credit Agreement, which modified the 2017 Credit Agreement by extending the delivery deadline, solely with respect to such financial statements to be provided for the fiscal year ended December 31, 2019 and such accompanying report and opinion from such independent registered public accounting firm, to April 9, 2020.

On April 9, 2020, we entered into the Ninth Amendment to 2017 Credit Agreement, which modified the 2017 Credit Agreement by extending the delivery deadline, solely with respect to such financial statements to be provided for the fiscal year ended December 31, 2019 and such accompanying report and opinion from such independent registered public accounting firm, to April 16, 2020.

On April 15, 2020, we entered into a Third Amendment to Securities Purchase Agreement (the “Third Amendment to Securities Purchase Agreement”). The Third Amendment to Securities Purchase Agreement modified the Securities Purchase Agreement, including with respect to the following terms:

•The deadline for delivery of audited consolidated annual financial statements of the Company for the fiscal year ended December 31, 2019 was extended from the date that is 120 days after the end of such fiscal year until the date that is 30 days after May 15, 2020 (as such deadline may be extended from time to time by an order of the U.S. Securities Exchange Commission), and such financial statements may be subject to a “going concern” qualification.

• The deadline for delivery of unaudited consolidated quarterly financial statements of the Company for fiscal quarter ended June 30, 2020 was extended from the date that is 60 days after the end of such fiscal quarter until the date that is 15 days after June 29, 2020 (as such deadline may be extended from time to time by an order of the U.S. Securities Exchange Commission).

•The deadline for delivery of a consolidated budget for fiscal year 2020 in respect of such fiscal year was extended from 120 days after the end of the 2019 fiscal year until June 1, 2020. Pursuant to the Second Lien Amendment, the note-holders consented to the First Lien Amendment (as defined below) and to the transactions contemplated thereby.

As a result of our voluntary commencement of chapter 11 proceedings, the Company is not currently subject to be covenants under the 2017 Credit Agreement.

On April 15, 2020, we entered into an amendment to our 2017 Credit Agreement (the “Tenth Amendment to 2017 Credit Agreement”) that modified the Maximum First Lien Leverage covenant to exempt us from needing to comply therewith for the period ended on June 30, 2020. Additionally, in connection with the Tenth Amendment to 2017 Credit Agreement, we agreed to maintain undrawn revolving commitments plus cash and cash equivalents of the Company and its subsidiaries in an aggregate amount of not less than $17.5 million (“Minimum Liquidity”). Additionally, during the six months ended June 30, 2020 we initiated actions to improve our cost structure included headcount reductions, reductions in discretionary spend such as professional services and travel and entertainment; and in the future, planned actions include the relocation of facilities, and a focus on re-engineering the Company’s business processes in addition to supply chain and procurement savings. Our ability to satisfy our liquidity needs and comply with the other covenants under our existing indebtedness, including the Minimum Liquidity covenant and the Maximum First Lien Leverage covenant under the 2017 Credit Agreement, thereafter is dependent upon our ability to achieve the operating results that are reflected in our covenant calculation. Significant adverse conditions, which may result from increased contraction in the general economic environment, a downturn in the industry, changes in foreign and domestic civil aviation authorities’ orders and other factors described in the Section “Cautionary Note Regarding Forward Looking Statements” and our description of “Risk Factors” in the December 31, 2019 Form 10-K may impact our ability to comply with the Minimum Liquidity covenant and achieve the required Maximum First Lien Leverage levels. Means for improving our profitability, among others, include renegotiation of bandwidth contracts, optimizing delivery of connectivity and content services provided, renewing and obtaining new customer contracts, and other operational actions to improve productivity and efficiency, all of which may not be within our control. If we are unable to achieve the improved results required to comply with these covenants, we may be required to take specific actions in addition to those described above, including but not limited to, additional reductions in headcount, targeted procurement initiatives to reduce operating costs and other operating costs, or alternatively, seeking an amendment or waiver from our lenders or taking other remedial measures.

On July 9, 2020, we entered into the Eleventh Amendment to Credit Agreement, which modified the 2017 Credit Agreement, including, with respect to the following terms:

•The timing of an occurrence of an event of default as a result of a failure to pay interest on any loan due on July 9, 2020 has been extended from five business days after such date until August 1, 2020.

•The lenders have agreed to waive until August 1, 2020 any default or event of default arising under the Credit Agreement as a result of any failure to timely pay interest on any loan due on July 9, 2020.

•In connection with the Eleventh Amendment, the Company agreed that so long as such interest remains unpaid, all loans outstanding under the Credit Agreement will accrue interest at the default rate (with any such default interest being payable no earlier than August 1, 2020).

The Eleventh Amendment was conditioned upon the Company’s payment of an amendment fee (the “Amendment Fee”) to the consenting lenders equal to 2.0% of the aggregate outstanding principal amount of Term B Loans held by such consenting lender on the date of the Eleventh Amendment, with such fee being payable in kind by adding the Amendment Fee to the outstanding principal amount of the Term B Loans held by such consenting lender (with such portion of the Amendment Fee thereafter being treated as outstanding principal of Term B Loans for all purposes under the Credit Agreement), and payment of related advisor costs and expenses.

On July 20, 2020, the Company entered into the Twelfth Amendment to Credit Agreement. Pursuant to the Twelfth Amendment, the lenders have agreed to waive compliance with the Minimum Liquidity Covenant (as defined therein) for the period commencing July 20, 2020 until August 1, 2020. The Twelfth Amendment was conditioned upon the Company’s payment of advisor costs and expenses. As a result of our voluntary commencement of chapter 11 proceedings, the Company is not currently subject to be covenants under the 2017 Credit Agreement.

Company Credit Rating

On July 16, 2020, Moody’s Investors Service (“Moody’s”) downgraded the Company’s corporate family rating from Caa2 to Ca as well as the Company’s probability of default rating to Ca-PD/LD from Caa2-PD. Moody’s also downgraded the rating on the Company’s first lien facilities to Caa2 from B3. Moody’s downgrades were primarily due to the Company’s July 10, 2020 announcement of not making interest payment of its Senior Credit Agreement which was due on July 9, 2020. Another key driver of the downgrades is the impact of the COVID-19 pandemic on our operations.

Cash and Cash Equivalents

Our cash and cash equivalents are maintained at several financial institutions. Deposits held may exceed the amount of insurance provided on such deposits. Generally, our deposits may be redeemed upon demand and are maintained with a financial institution of reputable credit and, therefore, bear minimal credit risk. As of June 30, 2020, and December 31, 2019, approximately $6.9 million and $10.5 million of our cash and cash equivalents, respectively, were held by our foreign subsidiaries. In March 2020, the Company purchased commercial papers with nominal value of $30.0 million for an initial investment of $29.9 million with maturities ranging from 29 to 71 days. The investment was classified as held-to-maturity. At June 30, 2020, the amortized cost of the investment was approximately $5.1 million. There were no credit losses on the investment.

Sources and Uses of Cash—Six Months Ended June 30, 2020 and 2019

A summary of our cash flow activities for the six months ended June 30, 2020 and 2019 is as follows (in thousands):

	Six Months Ended June 30,
	2020	2019
Net cash used in operating activities	$(24,704)	$1,972
Net cash used in investing activities	(2,142)	(13,442)
Net cash provided by financing activities	38,206	(16,659)
Effects of exchange rate changes on cash, cash equivalents and restricted cash	296	$199
Net increase (decrease) in cash, cash equivalents and restricted cash	11,656	(27,930)
Cash, Cash Equivalents and Restricted Cash at beginning of period	24,462	39,955
Cash, Cash Equivalents and Restricted Cash at end of period	$36,118	$12,025
Net Cash Used in Operating Activities

Six Months Ended June 30, 2020
Net cash used in our operating activities of $24.7 million primarily reflects our net loss of $139.0 million during the period and net non-cash charges of $109.5 million primarily related to the goodwill and long-lived asset impairment charges of $26.6 million, depreciation and amortization expenses of $38.3 million, a $16.4 million non-cash interest charge, and a $12.9 million loss on equity method investments including impairment losses, comprised of $13.1 million impairment loss offset by the gain on equity method investments of $0.3 million for the six months ended June 30, 2020. Additionally, we had net cash inflows of $4.7 million resulting from changes in working capital balances, primarily driven by reduced cash outflows in accounts payable and accrued expenses.

Six Months Ended June 30, 2019
Net cash provided by our operating activities of $2.0 million primarily reflects our net loss of $76.1 million during the period, which included net non-cash charges of $60.1 million primarily related to depreciation and amortization expenses of $43.5 million and a non cash interest expense of $14.2 million.

The remainder of our cash used in operating activities was as a result of net cash inflows of $17.9 million resulting from changes in working capital balances, predominantly driven by cash outflows due to increase in accounts receivable balances resulting from higher billing than collection.

Net Cash Used in Investing Activities

Six Months Ended June 30, 2020
Net cash used in investing activities during the six months ended June 30, 2020 of $2.1 million was due to purchases of property and equipment, principally relating to the purchase of expanded connectivity infrastructure to support our growth.

Six Months Ended June 30, 2019
Net cash used in investing activities during the six months ended June 30, 2019 of $13.4 million was due to purchases of property, plant and equipment, principally relating to the purchase of expanded connectivity infrastructure to support our growth.

Net Cash Flows Provided by Financing Activities

Six Months Ended June 30, 2020
Net cash provided by financing activities of $38.2 million was primarily due to higher borrowings over repayments under our 2017 Revolving. We borrowed $44.3 million on the 2017 Revolving Loans which was offset by repayments of $7.0 million on the 2017 Revolving Loans, as well as additional repayment of other loan and indebtedness of $4.1 million. we also borrowed $5.0 million from related parties.

Six Months Ended June 30, 2019
Net cash used in financing activities of $16.7 million was primarily due to borrowings from related parties of $7.4 million. In addition, we borrowed $34.7 million on the 2017 Revolving Loans which was offset by repayments of $46.3 million on the 2017 Revolving Loans, as well as additional repayments of indebtedness in the amount of $12.4 million.

Long-Term Debt

As of June 30, 2020 and December 31, 2019, our long-term debt consisted of the following (in thousands):

	June 30, 2020	December 31, 2019
Senior secured term loan facility, due January 2023	$503,323	$506,037
Senior secured revolving credit facility, due January 2022	80,615	43,315
Second lien notes, due June 2023	188,716	178,034
Convertible senior notes due 2035	82,500	82,500
Other debt	27,345	23,685
Unamortized bond discounts, fair value adjustments and issue costs, net	(55,474)	(60,509)
Total carrying value of debt	827,025	773,062
Less: current portion, net	(810,887)	(15,678)
Total non-current	$16,138	$757,384

The aggregate contractual maturities of all borrowings, including finance leases, as of June 30, 2020 were as follows (in thousands):

Years Ending December 31,	Amount
2020 (remaining nine months)	$11,615
2021	34,892
2022	110,566
2023	633,976
2024	3,238
Thereafter	88,212
Total	$882,499

The previous table excludes future purchase commitments with some of our connectivity vendors to secure future inventory for our airline customers and commitments related to ongoing engineering and antenna projects. At June 30, 2020, we also had outstanding letters of credit in the amount of $4.4 million, of which $3.9 million was issued under the letter of credit facility under the Senior Secured Credit Agreement that the Company entered into on January 6, 2017 (the “2017 Credit Agreement”).

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

Contractual Obligations
For a discussion of movie license and Internet protocol television commitments, minimum lease obligations, satellite capacity, and other contractual commitments as of June 30, 2020 and for periods subsequent thereto, see Note 12. Commitments and Contingencies to the unaudited condensed consolidated financial statements (contained in Part I, Item 1 of this Form 10-Q) for a discussion.

Off -Balance Sheet Arrangements
As of June 30, 2020, we did not have any off-balance sheet arrangements that have, or are reasonably likely to have, a material effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

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

As of the end of the period covered by this Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) pursuant to Rule 13a-15 of the Exchange Act. Based upon that evaluation, as a result of the material weaknesses in internal control over financial reporting identified in our 2019 Form 10-K, our Chief Executive Officer (who is our principal executive officer) and Chief Financial Officer (who is our principal financial officer) concluded that as of June 30, 2020, the end of the period covered by this Form 10-Q, our disclosure controls and procedures were not effective.

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

Financial Statement Close and Reporting Process
•Ineffective design, implementation and operation of controls over the completeness, existence and accuracy of the financial statement close and reporting process and financial statement disclosures.

GITCs and Automated Controls
•Ineffective general information technology controls (GITCs) over certain IT operating systems, databases, and system applications supporting financial reporting processes associated with material weaknesses. GITCs include controls over new systems development, program changes and user access controls commensurate with the user’s job responsibilities and authorities and are necessary to address different IT systems used in the financial reporting processes across the organization. Accordingly, automated process-level controls and manual controls that are dependent upon the information derived from certain IT systems are also determined to be ineffective.

Inventory
•Ineffective design, implementation and operation of controls over the completeness, existence, accuracy and valuation of inventory transactions.

Internally Developed Software Costs
•Ineffective design, implementation and operation of controls over the completeness, existence, accuracy, valuation and presentation of the capitalization of internally developed software costs and related amortization expense.

Long-Lived Assets
•Ineffective design, implementation and operation of controls over the completeness, existence, accuracy, valuation and presentation of long-lived assets and related depreciation expense.
•Ineffective controls to assess the existence of impairment indicators and to perform an impairment assessment of customer relationship intangible assets in accordance with the relevant accounting guidance.

Goodwill Impairment
•Ineffective design, implementation and operation of controls over the completeness and accuracy of the data provided to third-party consultants for purposes of the goodwill impairment analysis.
•Ineffective design, implementation and operation of controls over the appropriateness of the assumptions and methodology used to measure the fair value of reporting units and the reasonableness of the conclusions in consultants’ reports.

Accounts Payable and Accrued Liabilities
•Ineffective design, implementation and operation of controls over the completeness, existence and accuracy of the procurement of goods and services and invoice processing and cash disbursements, and the completeness, existence, accuracy and presentation of accounts payable and accrued liabilities and operating expenses.

Revenue Processes
•Ineffective design, implementation and operation of controls over the completeness, existence, accuracy and presentation of revenue and deferred revenue transactions and accounts receivable, including cash receipts, and the collectability of accounts receivable and its related allowance.

Cost of Sales and Related Accruals
•Ineffective design, implementation and operation of controls over the completeness, accuracy and presentation of cost of sales and related accrued liabilities.

Income Taxes
•Ineffective design, implementation and operation of controls over the completeness, existence, accuracy, valuation and presentation of income tax accounts including income tax expense (benefit) and withholding tax expense, deferred tax assets and liabilities, uncertain tax positions, and taxes payable and receivable.

Business Combination
•Ineffective design, implementation and operation of controls over the completeness, existence and accuracy of the fair value of acquired assets and assumed liabilities in connection with the finalization of purchase price allocations. In addition, we do not have effective processes and related internal controls to execute and account for an acquired business.

Leases
•Ineffective design, implementation and operation of controls over the completeness, existence, accuracy, valuation and presentation of rights-of-use assets and lease liabilities in connection with the adoption and post-adoption accounting for transactions within the scope of Topic 842.
•Ineffective design, implementation and operation of controls over the completeness, existence, accuracy and presentation of revenue transactions generated under arrangements where the Company leases equipment in providing bandwidth services to our Maritime and Land Connectivity customers, including proper classification of such arrangements under Topic 842.

Changes in Internal Control Over Financial Reporting

As disclosed in Part II. Item 9A. “Controls and Procedures” in our 2019 Form 10-K, we identified material weaknesses in our internal control over financial reporting for the period ended December 31, 2019. We are in the process of implementing remediation initiatives related to these material weaknesses, as more fully described below.

Remediation Initiatives

Since the identification of the material weaknesses, management has taken steps to strengthen its processes and control environment, and enhance communication and training related to Sarbanes Oxley requirements (“SOX”). Moreover, management has taken additional measures to centralize internal control framework and inventory of IT systems and utilities used across the organization to support financial reporting, and to strengthen accounting policy documentation for its complex processes and transactions and continues to enhance our financial control governance structure. During the six months ended June 30, 2020, we continued to enhance our overall control environment, including process level controls to help ensure that control operators have adequate time to demonstrate that these controls are operating effectively for the fiscal year ending December 31, 2020.

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

Aside from the actions taken as described above, there have been no changes in our internal control over financial reporting, that occurred during the quarter June 30, 2020, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. Management continues to implement the comprehensive remediation program as disclosed in Part II. Item 9A. “Controls and Procedures” in our 2019 Form 10-K to ensure that control deficiencies contributing to the material weakness are remediated and that our controls operate effectively.

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

ITEM 1A. RISK FACTORS

The Company is supplementing the risk factors previously disclosed in its most recent periodic reports filed with the SEC with the following risk factors:

As a result of the filing of our voluntary petition in U.S. Bankruptcy Court, we are subject to the risks and uncertainties associated with bankruptcy proceedings, and operating under Chapter 11 may restrict our ability to pursue strategic and operational initiatives.

On July 22, 2020, we filed a voluntary petition in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”) seeking relief under Chapter 11 of Title 11 of the United States Code (the “Bankruptcy Code”).

For the duration of the proceedings under Chapter 11 (the “Chapter 11 Proceeding”), our operations and our ability to execute our business strategy will be subject to the risks and uncertainties associated with bankruptcy. These risks include:

•our ability to obtain Bankruptcy Court approval with respect to motions filed in the Chapter 11 Proceeding from time to time;
•our ability to comply with and operate under orders entered by the Bankruptcy Court from time to time;
•our ability to consummate a strategic transaction, including a sale of all or substantially all of our assets;
•our ability to fund and execute our business plan; and
•our ability to continue as a going concern.

These risks and uncertainties could affect our business and operations in various ways. For example, negative events or publicity associated with the Chapter 11 Proceeding could adversely affect our relationships with our vendors and employees. In particular, critical vendors may determine not to do business with us due to our Chapter 11 filing and we may not be successful in securing alternative vendors, or we may not be able to retain employees critical to the consummation of a strategic transaction. Our employees face considerable distraction and uncertainty during this process and we have and may continue to experience increased levels of employee attrition. The failure to retain members of our management team and other key personnel could impair our ability to a strategic transaction, thereby having a material adverse effect on the value of our common stock.

Also, transactions outside the ordinary course of business are subject to the prior approval of the Bankruptcy Court and compliance with orders entered by the Bankruptcy Court, which may limit our ability to take certain actions. Because of the risks and uncertainties associated with the Chapter 11 Proceeding, we cannot predict or quantify the ultimate impact that events occurring during the Chapter 11 Proceeding may have on our business, financial condition and results of operations, and there is no certainty as to our ability to continue as a going concern.

If we are not able to consummate a strategic transaction, we could be required to liquidate under Chapter 7 of the Bankruptcy Code.

We are continuing to pursue a variety of strategic transactions for the Company, including potentially a sale of all or substantially all of our assets. If we are unable to consummate a strategic transaction, or confirm a Chapter 11 plan or liquidation, we could be forced to liquidate under Chapter 7 of the Bankruptcy Code.

Upon a showing of cause, the Bankruptcy Court may convert our Chapter 11 case to a case under Chapter 7 of the Bankruptcy Code. In such event, a Chapter 7 trustee would be appointed or elected to liquidate our assets for distribution in accordance with the priorities established by the Bankruptcy Code. We believe that liquidation under Chapter 7 would result in significantly smaller distributions being made to our creditors than those provided for in a Chapter 11 sale because of the likelihood that the assets would have to be sold or otherwise disposed of in a more distressed fashion over a shorter period of time rather than in a controlled manner, additional administrative expenses involved in the appointment of a Chapter 7 trustee, and additional expenses and claims.

In addition, while there can be no assurance our Chapter 11 case will not be converted to a case under Chapter 7 of the Bankruptcy Code, the currently proposed restructuring activities and proposed asset sale may nonetheless have a negative effect on the holders of our outstanding common stock or Convertible Notes, who are not currently expected to receive any consideration as a result of such transactions.

Trading in our common stock or Convertible Notes while the Chapter 11 Proceeding is ongoing is highly speculative and poses substantial risks.

If a sale of our assets is consummated, it is likely that our existing common stock and Convertible Notes will be extinguished, and holders of our existing common stock and Convertible Notes are not currently expected to receive consideration in respect of their existing interests and Convertible Notes.

Following the recent suspension of our common stock from trading on Nasdaq, which occurred on August 4, 2020, our common stock commenced trading over the counter in the OTC Pink Market, but this may not always be the case. Further, the recent delisting of our common stock from trading on Nasdaq, as well as Nasdaq’s filing of Form 25-NSE with respect to our common stock on August 11, 2020 has resulted and could continue to result in significantly lower trading volumes and reduced liquidity for investors seeking to buy or sell shares of our common stock and Convertible Notes, as well as other trading volatility in the future. Accordingly, we urge extreme caution with respect to existing and future investments in our equity and other securities.

Operating in bankruptcy for a long period of time may harm our business.

A long period of operations under Bankruptcy Court protection could have a material adverse effect on our business, financial condition, results of operations, and liquidity. So long as the Chapter 11 Proceeding continues, management will be required to spend a significant amount of time and effort dealing with the Chapter 11 Proceeding. A prolonged period of operating under Bankruptcy Court protection also may make it more difficult to retain management and other key personnel necessary to the success of our business. In addition, the longer the Chapter 11 Proceeding continues, the more likely it is that vendors and employees will lose confidence in our ability to successfully consummate a sale of our business operations and emerge from Chapter 11.

The covenants set forth in the DIP Credit Agreement may impact our operations and activities.

On July 24, the Company and the wholly-owned domestic subsidiaries of the Company, as guarantors, entered into a Senior Secured Super-Priority Term Loan Debtor-In-Possession Credit Agreement (the “DIP Credit Agreement”) with Citibank, N.A., as DIP agent (in such capacity, the “DIP Agent”) and escrow agent (in such capacity, the “Escrow Agent”), and the lenders party thereto (collectively, the “DIP Lenders”).

The DIP Credit Agreement includes various customary covenants, including a covenant mandating compliance with a 13-week budget (subject to permitted variances), weekly variance testing with respect to disbursements and receipts forecast in the 13-week budget and reporting requirements related to the Chapter 11 Cases, among others. The DIP Credit Agreement also includes a covenant requiring the Company to maintain, from and after the funding date under the DIP Credit Agreement, cash and cash equivalents of the Company and its subsidiaries in an aggregate amount of not less than $20,000,000.

If the Company is unable to comply with the covenants contained in DIP Credit Agreement or obtain a waiver or an amendment from the DIP Lenders, or take other remedial measures, the Company will be in default under the DIP Credit Agreement, which would enable the DIP Lenders to accelerate the repayment of amounts outstanding and exercise remedies with respect to the collateral. If the DIP Lenders demand immediate payment, we will not have sufficient cash to repay such indebtedness and such default could trigger cross-default provisions in our other indebtedness and certain other operating agreements.

ITEM 5. OTHER INFORMATION

ITEM 6. EXHIBITS

		Incorporated by Reference
Exhibit No.	Exhibit Index	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith
3.1	Second Amended and Restated Certificate of Incorporation.	8-K	001-35176	3.1	2/6/2013
3.2	Certificate of Amendment to Second Amended and Restated Certificate of Incorporation	8-K	001-35176	3.2	4/16/2020
10.1	Eighth Amendment to Credit Agreement, dated as of April 7, 2020, by and among Global Eagle Entertainment Inc., the guarantors party thereto, the lenders party thereto, and Citibank, N.A., as administrative agent.	8-K	001-35176	10.2	4/13/2020
10.2	Ninth Amendment to Credit Agreement, dated as of April 9, 2020, by and among Global Eagle Entertainment Inc., the guarantors party thereto, the lenders party thereto, and Citibank, N.A., as administrative agent.	8-K	001-35176	10.3	4/13/2020
10.3	Tenth Amendment to Credit Agreement, dated as of April 15, 2020, by and among Global Eagle Entertainment Inc., the guarantors party thereto, the lenders party thereto, and Citibank N.A., as administrative agent.	8-K	001-35176	10.4	4/16/2020
10.4	Third Amendment to Securities Purchase Agreement, dated as of April 15, 2020, by and among Global Eagle Entertainment Inc., the guarantors party thereto, and each purchaser party thereto.	8-K	001-35176	10.5	4/16/2020
10.5	Eleventh Amendment to Credit Agreement, dated as of July 9, 2020, by and among Global Eagle Entertainment Inc., the guarantors party thereto, the lenders party thereto, and Citibank, N.A., as administrative agent	8-K	001-35176	10.5	7/10/2020
10.6	Twelfth Amendment to Credit Agreement, dated as of July 20, 2020, by and among Global Eagle Entertainment Inc., the guarantors party thereto, the lenders party thereto, and Citibank, N.A., as administrative agent	8-K	001-35176	10.6	7/22/2020
10.7	Restructuring Supporting Agreement	8-K	001-35176	10.7	7/24/2020
10.8	Senior Secured Super-Priority Term Loan Debtor-In-Possession Credit Agreement, dated July 24, 2020	8-K	001-35176	10.8	7/24/2020
10.9	Form of Asset Purchase Agreement	8-K	001-35176	10.9	7/22/2020
10.10	Form of Letter Agreement	8-K	001-35176	10.10	7/16/2020
31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).					X

31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).	X
32.1	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.	X
32.2	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.	X
101.INS	XBRL Instance Document	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 14, 2020.

GLOBAL EAGLE ENTERTAINMENT INC.
By:	/s/ CHRISTIAN MEZGER
Christian Mezger
Chief Financial Officer
(Principal Financial Officer)